Form 10-K
period 2014-04-30
CASELLA WASTE SYSTEMS INC
filed 2014-06-27
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on October 31, 2013 was approximately $218.7 million. The registrant does not have any non-voting common stock outstanding.

There were 39,121,079 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at May 31, 2014. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at May 31, 2014.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement on Schedule 14A relative to the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CASELLA WASTE SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Casella Waste Systems, Inc.,” the “Company,” “we,” “us,” and “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

•	expected liquidity and financing plans;

•	expected future revenues, operations, expenditures and cash needs;

•	fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•	projected future obligations related to final capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•	our ability to use our net operating losses and tax positions;

•	our ability to service our debt obligations;

•	the projected development of additional disposal capacity or expectations regarding permits for existing capacity;

•	the recoverability or impairment of any of our assets or goodwill;

•	estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans or price and volume assumptions;

•	the outcome of any legal or regulatory matter;

•	potential business combinations or divestitures; and

•	projected improvements to our infrastructure and impact of such improvements on our business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes thereto. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in the forward-looking statements.

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

As of May 31, 2014, we owned and/or operated 35 solid waste collection operations, 42 transfer stations, 16 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Strategy

Our goal is to build a sustainable and profitable company by providing exemplary service to our customers, while operating safe and environmentally sound facilities. In addition, over the last several years many of our customers have been seeking to reduce their environmental footprint by increasing their recycling rates, diverting organics out of the waste stream into beneficial use processes and exploring emerging methods to transform traditional waste streams into renewable resources. Since we first began operating in Vermont in 1975, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. We strive to create long-term value for all stakeholders, which include customers, employees, communities and shareholders.

Our key objective is to maximize long-term shareholder value through a combination of financial performance and strategic asset positioning. Annually, we complete a comprehensive strategic planning process to assess and refine our strategic objectives in the context of our asset mix and the current market environment. This process helps the management team allocate resources to a range of business opportunities in order to maximize long-term financial returns and competitive positioning. As part of our most recent strategic review, business activities have been classified into four categories: “Core operations”, “Catalyst activities”, “Complementary activities”, or “Strategic non-fits.”

Core operations are the primary drivers of our long-term financial success, and include our collection, landfill, and municipal solid waste processing operations. These are operations that we seek to expand. Catalyst activities are businesses or investments that enhance growth in the Core operations, such as sludge processing. Complementary activities are businesses or investments intended to leverage existing assets to improve performance, such as landfill gas-to-energy facilities. We generally do not look to grow Complementary activities unless it is to further enhance returns on existing assets or to take advantage of existing assets and infrastructure to support growth in our Core operations. Strategic non-fits are activities that no longer enhance or complement the Core operations, which may be divested at the appropriate time, such as our previous investment in US GreenFiber LLC (“GreenFiber”).

Over the last two fiscal years we have made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by divesting and closing operations that we classified as “Strategic non-fits.” These actions included: (a) divesting of Maine Energy Recovery Company, LP (“Maine Energy”), a low margin, negative cash flow waste-to-energy operation, in December 2012; (b) divesting of KTI BioFuels, Inc. (“BioFuels”), a low margin, negative cash flow C&D processing facility, in July 2013; (c) selling our 50% equity interest in GreenFiber, a negative cash flow cellulose insulation joint-venture, in December 2013; and (d) ceasing the development of a gas-pipeline project in northern Maine, which was projected to have returns below our cost of capital in January 2014. In fiscal year 2015, we plan to focus our efforts in four key areas: (1) increasing landfill returns; (2) driving additional profitability at collection operations; (3) executing our Eastern region strategy; and (4) differentiating our business by providing resource solutions.

We have updated the incentive compensation programs that we launched in fiscal year 2014 in order to further enhance alignment of our employees’ incentives with our long-term goal to improve returns on invested capital.

Increasing landfill returns

We own and/or operate five landfills in the Western New York and Pennsylvania region (Ontario, Hyland, Hakes C&D, Chemung, and McKean), which generally operate as an extended waste shed. We source waste volumes for these sites, from both local markets and long-haul sources, and we work to balance waste flows across these sites to maximize site utilization. Over the last five years we have experienced volume declines at our Western New York and Pennsylvania landfills. These declines are primarily the result of lower C&D, environmental remediation and natural gas drilling waste volumes. These declines significantly impacted profitability at these sites due to the high fixed costs inherent at a landfill.

We launched a strategic initiative in fiscal year 2014 to source incremental waste volumes to our landfills to maximize annual capacity utilization and increase cash flows. Our goal was to increase waste volumes by 0.5 million tons annually to our landfills by fiscal year 2015. We made excellent progress against this goal in fiscal year 2014, with overall landfill volumes up approximately 0.4 million tons per year compared to fiscal year 2013, excluding volumes from the Worcester landfill closure project in Massachusetts.

Landfill waste volume increases in fiscal year 2014 were primarily a result of: (1) our success in acquiring new transfer station and hauling customers; (2) increasing waste volumes at our Southbridge and WasteUSA landfills in accordance with increased annual permit limits; and (3) increasing C&D volumes as the construction market began to slowly rebound across several of our market areas.

Our success in fiscal year 2014 is primarily attributable to: our focused landfill sales strategy; the revamping of our special waste team to focus additional resources on sourcing additional industrial and remediation waste volumes; and our asset positioning in several key markets that have contracting permitted capacity.

Disposal market dynamics have quickly begun to shift across our footprint due to improving macroeconomics and a challenging regulatory environment (where a number of landfill and waste-to-energy facilities have closed in the last year and additional facilities are expected to close in the next several years), and will continue to do so in the future as expected shifts of waste flow in New York state will keep more waste volumes in the market for ultimate disposal over the next 20 years. Given this backdrop, we plan to shift our landfill strategy in fiscal year 2015 to balance sourcing additional volumes against improving pricing and returns at our landfills.

While we expect it will take several years for the capacity constraints in our markets to become acute, we do believe that pricing elasticity will begin to tighten in our market in fiscal year 2015, which could enable us to begin increasing disposal prices in excess of the Consumer Price Index in several of our markets.

We continue to work on strategies to source additional waste volumes to our landfills by increasing our geographic reach through the use of rail transportation and accessing new end-markets in Canada. In March 2014, we were awarded a $7.0 million grant from the Commonwealth of Pennsylvania to construct a rail siding and transfer station at our McKean landfill in McKean County, Pennsylvania. This landfill is currently permitted to accept 5,000 tons per day of waste by rail and 1,000 tons per day by truck. The grant will fund 70 percent of the total costs of the project; we expect to fund the remaining 30 percent of the total costs as the project is built out. We are currently working on a development plan to build-out the rail siding and off-loading infrastructure to access additional volumes at this site.

Driving additional profitability at collection operations

Over the past five fiscal years, we have undertaken an effort to streamline our local collection operations into market areas, consolidate back-office functions to a shared services center and standardize and centralize key operating and pricing functions to our corporate office. Our initial focus with these efforts was to reduce costs, improve our service levels and more effectively price our services in each local market.

Our local collection teams have successfully moved pricing from an annual process to a core process that is continually reviewed and adjusted throughout the fiscal year. The division management and sales teams use our customer profitability analytics tool to calculate customer level profitability and increase pricing, where appropriate, to offset cost increases. We continue to yield success from our collection pricing programs (with commercial and residential collection price growth of 1.9% in fiscal year 2014), which remains in place going into fiscal year 2015.

Last fiscal year we successfully adjusted our sales force incentive compensation program to better support our efforts to drive responsibility to the local operating level. We introduced a uniform commission structure tracking and payment system to help our local teams administer customized commission structures for each sales representative, while maintaining a consistent system to track performance.

Collection routes are the basic building blocks of our solid waste business and we believe that it is imperative to ensure that each route is profitable and is covering the cost of truck and container capital. Last year we developed and launched a route profitability tool to help our operating teams analyze and improve their routing productivity.

In fiscal year 2015, we plan to increase the frequency of re-routing existing customers to improve efficiencies and take trucks off the road. We also plan to complete a company-wide evaluation (on an account by account basis) of existing customer service levels, service types, equipment selection and truck type selection to ensure that we are maximizing profitability and asset utilization. And as a final point, we plan to revamp our marketing and sales efforts to ensure that we are focusing on densifying existing routes. All together, we expect these efforts will reduce our operating costs and improve our capital efficiency.

Executing Eastern region strategy

We continue to execute our comprehensive strategy to improve the profitability and cash flows of our under-performing Eastern region. We have had success to date, demonstrated by our improved financial performance in the region, and believe that we are well positioned to further improve key financial metrics over the next two fiscal years.

This strategy focused on the following key initiatives to improve the asset mix and operating performance of the region:

•	In January 2012, the Town of Bethlehem, New Hampshire voters approved a zoning change and resultant settlement of on-going litigation, allowing an expansion of approximately 1.7 million tons at our North Country Environmental Services (“NCES”) landfill in Bethlehem, New Hampshire. We have capitalized on this expansion at our NCES landfill by shifting waste volumes from the closed Maine Energy facility and by internalizing volumes from the Bestway Disposal Services and BBI Waste Services (“BBI”) acquisition.

•	In November 2012, we sold the low margin, capital intensive Maine Energy to the City of Biddeford, Maine for total consideration of $6.7 million being paid over 21 years. The Maine Energy facility was then permanently closed on December 31, 2012, and on January 2, 2013, we began transferring waste through our newly constructed transfer station in Westbrook, Maine to other disposal facilities, including our NCES landfill and our Southbridge landfill in Southbridge, Massachusetts.

•	In December 2012, we completed the acquisition of all of the outstanding capital stock of BBI. BBI’s operations overlay well with our footprint in New Hampshire and Maine and we expect the acquisition to drive incremental value from our existing operations through operational synergies and internalization benefits, and to provide a growth platform in several new market areas.

•	In January 2013, the Massachusetts Department of Environmental Protection increased the annual permit limit at our Southbridge landfill to approximately 0.4 million tons per year of municipal solid waste from the previous limit of 0.3 million tons per year of municipal solid waste. During fiscal year 2014, we began to increase waste volumes to this site and, due to the limited disposal capacity in the Massachusetts market, expect to continue to see improved performance at this site over the next several fiscal years.

•	In July 2013, we divested the low margin, capital intensive BioFuels C&D processing operation for total consideration of $2.0 million being paid in equal quarterly installments over five years commencing November 1, 2013.

•	In September 2013, the City of Concord, New Hampshire awarded us a ten-year contract granting us collection of residential curbside municipal solid waste and recycling, operation of the City of Concord’s transfer station, other collection services, waste disposal and recycling processing. As part of this contract, we expect to internalize over 30,000 tons per year of municipal solid waste and recyclables to our disposal and recycling facilities. The collection contract starts in July 2014 and the disposal contract starts in January 2015.

•	In February 2014, we received a permit from the State of Maine to accept up to approximately 0.1 million tons of in-state municipal solid waste at the Juniper Ridge landfill. Although we are currently accepting municipal solid waste at the Juniper Ridge landfill under the conditions of the permit, we filed an appeal of those conditions with the Maine Board of Environmental Protection (“MEBEP”), stating that the permit provides for a smaller annual disposal limit than requested, as well as a shorter permit term than requested. This appeal was heard and decided by MEBEP on June 19, 2014, and the permit term was extended to March 31, 2018.

We expect to further improve operating performance in the Eastern region over the next two fiscal years as a result of the expiration of the high-cost out-of-market Ogden put-or-pay waste disposal contract in December 2014, pricing opportunities as the disposal market further tightens and further integration of our operations through a full suite of customer solutions.

Differentiating business with resource solutions

To complement our traditional solid waste offerings, we have developed a set of resource solutions and invested in select assets that enhance our ability to support emerging customer and market needs. Our resource solutions strategy seeks to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers.

Our Customer Solutions group works with our major customer accounts, including multi-location customers, colleges and universities, municipalities, and industrial customers to develop customized solid waste solutions. The focus of this group is to help these large scale organizations achieve waste reduction and diversion goals to meet their economic and environmental objectives. We differentiate our services from our competitors by providing a personalized set of resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers. In fiscal year 2014, the Customer Solutions group represented our fastest growing business due primarily to growth in the high-return industrials sector.

As a key strategy to improve existing asset utilization and to advance our resource transformation strategy, we have invested in five Zero-Sort Recycling facilities that we own or operate under long-term operating agreements. With Zero-Sort Recycling, customers can commingle all of their recyclables (paper, cardboard, plastics, metals, and glass) into a right-sized residential container or commercial dumpster. By making it easier for a customer to recycle, we increase recycling participation and yields, thereby increasing volumes through the Zero-Sort Recycling facilities and enhancing asset utilization.

We now have landfill gas-to-energy facilities at six of our landfills, with four of the landfill gas-to-energy facilities owned and operated by us and two owned and operated by partners. We consider the landfill gas-to-energy facilities to be complementary to our core landfill assets because they extract additional value from the methane gas that is captured at our landfills and support our low-emission landfill model.

Our Organics group has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Through our Earthlife® soils products, we offer a wide array of recycled organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We have also recently invested in and partnered with AGreen Energy, LLC and BGreen Energy, LLC, innovative firms that are building small anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.

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

Material Recovery Facilities. Our MRFs receive, sort, bale and resell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We operate six MRFs within our Recycling region in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs, two of which are located in Vermont, two in Massachusetts, and two in New York, are large-scale, high-volume facilities that process over 0.4 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate smaller MRFs, which generally process recyclables collected from our various residential collection operations.

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

The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, as of April 30, 2014, 2013 and 2012, for landfills we operated during the fiscal years then ended:

	April 30, 2014			April 30, 2013			April 30, 2012
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	34,780	75,936	110,716	39,593	78,415	118,008	41,678	79,194	120,872
New expansions pursued (3)	—	2,594	2,594	—	—	—	—	—	—
Airspace consumed	(3,465)	(102)	(3,567)	(3,100)	—	(3,100)	(3,238)	—	(3,238)
Changes in engineering estimates (4)	(2,151)	2,097	(54)	(1,713)	(2,479)	(4,192)	1,153	(779)	374

Balance, end of year	29,164	80,525	109,689	34,780	75,936	110,716	39,593	78,415	118,008

(1)	We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons generally by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits place a daily and/or annual limit on capacity.
(2)	Represents capacity which we have determined to be “permittable” in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received; and (v) senior management has approved the project.
(3)	The change in airspace capacity in fiscal year 2014 relates to the determination of additional permittable airspace at our Southbridge and Chemung landfills.
(4)	The change in airspace capacity in fiscal year 2014 and fiscal year 2013 is largely the result of the effect that compaction has had at our Western region landfills, based primarily on a change in waste mix within the three year average.

NCES. The NCES landfill in Bethlehem, New Hampshire serves the wasteshed of New Hampshire and certain wastesheds of Vermont, Maine and Massachusetts. NCES is one of only six operating permitted Subtitle D landfills in New Hampshire and is currently permitted to accept municipal solid waste and C&D material. Since the purchase of this landfill in 1994, we had experienced opposition from the Town of Bethlehem through the enactment of restrictive local zoning and planning ordinances. However, based on a series of agreements reached with the Town of Bethlehem during calendar year 2011, which agreements were approved at a town meeting on January 17, 2012, we have received all approvals from the Town of Bethlehem necessary to operate the landfill over an expanded footprint for an extended period of time, subject to periodic approval of minor permit modifications from the New Hampshire Department of Environmental Services. All litigation between the Town of Bethlehem and us was dismissed with prejudice, upon joint motion of the parties.

Waste USA. The Waste USA landfill in Coventry, Vermont serves the major wastesheds throughout Vermont. The landfill is the only operating permitted Subtitle D landfill in Vermont and is permitted to accept residential and commercially generated municipal solid waste, pre-approved sludges, soils and C&D material. On November 19, 2013, the Vermont Agency of Natural Resources increased the maximum annual permit limit to 0.6 million tons.

Clinton County. The Clinton County landfill in Schuyler Falls, New York serves the wastesheds of Clinton, Essex, Warren, Washington and Saratoga Counties in New York, along with certain contiguous Vermont wastesheds. This landfill is permitted to accept residential and commercially generated municipal solid waste, C&D material and certain special waste, which has been approved by regulatory agencies. In fiscal year 2009, the landfill received a permit for a multi-year landfill expansion, which provided considerable additional volume, and commenced operation of a landfill gas-to-energy facility, which has the capacity to generate 6.4 mW/hr of energy.

Juniper Ridge. On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of the Juniper Ridge landfill in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. The site is located on approximately 780 acres, with 68 acres currently dedicated for waste disposal. The site has sufficient acreage to permit the additional airspace required for the term of the 30-year operating and services agreement. The site was originally permitted to take waste originating from Maine, consisting of C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities, treatment plant sludge and biosolids, sandblast grits, oily waste and oil spill debris, and other approved special wastes from within Maine. Effective February 27, 2014, the Maine Department of Environmental Protection approved an amendment, with conditions, to the Juniper Ridge landfill license, for disposal of up to approximately 0.1 million tons of municipal solid waste per year through March 31, 2016. We filed an appeal with the MEBEP as the amended permit provides for a smaller annual disposal limit than we had requested, as well as a shorter permit term than we had requested. This appeal was heard and decided by MEBEP on June 19, 2014, and the permit term was extended to March 31, 2018. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at the Juniper Ridge landfill.

Southbridge. On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal owns a 13-acre recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate our Southbridge landfill, which is a 146-acre landfill currently permitted to accept residuals from the recycling facility and municipal solid waste. In June 2008, the Southbridge, Massachusetts Board of Health modified the Southbridge landfill site assignment to allow the site to receive municipal solid waste from communities other than Southbridge and to eventually increase the annual disposal volume from approximately 0.2 million tons per year to approximately 0.4 million tons per year. The Board of Health’s decision was appealed by opponents of the Southbridge landfill, but was decided in our favor by the Massachusetts Supreme Judicial Court in February 2012. In January 2013, we received the final non-appealable permit allowing us to receive 0.4 million tons annually of municipal solid waste or processed C&D residual.

Hyland. The Hyland landfill in Angelica, New York serves certain wastesheds located throughout western New York. Hyland is permitted to accept residential and commercially generated municipal solid waste, C&D material and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11.0 million cubic yards and we are currently seeking an additional 9.9 million cubic yards of permittable capacity. The landfill is currently permitted to accept approximately 0.3 million tons annually and has a minor modification pending with the New York State Department of Environmental Conservation to increase the annual capacity by 49%. In August 2008, the Hyland site commenced operation of a landfill gas-to-energy facility, which has the capacity to generate 4.8 mW/hr of energy. The Hyland landfill has nearby access to a rail siding and is being marketed to attract waste volumes shipped via rail.

Ontario. We entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County landfill in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. The site consists of approximately 380 total acres with additional potential expansions to allow for acceptance of an estimated total of 12.2 million tons. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.6 million tons to 0.9 million tons. The Ontario site also houses a single stream recycling facility and a landfill gas-to-energy plant, which has the capacity to generate 11.2 mW/hr of energy.

Hakes. The Hakes C&D landfill in Campbell, New York is permitted to accept only C&D material. The landfill serves the rural wastesheds of western New York. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.3 million tons to 0.5 million tons. The Hakes landfill has nearby access to a rail siding and is being marketed to attract waste volumes shipped via rail.

Chemung. We entered into a 25-year operation, management and lease agreement with Chemung County for certain facilities located within the county utilized in the collection, management and disposal of solid waste, including the Chemung County municipal solid waste landfill and Chemung County C&D landfill in the Town of Chemung, New York. We commenced operations on September 19, 2005. Chemung serves the central and southern tier New York wastesheds and is strategically situated to accept long haul volume from both eastern and downstate New York markets. The site consists of approximately 38 active acres permitted to accept 0.2 million tons of municipal solid waste per year and 13 active acres permitted to accept approximately twenty thousand tons of C&D material per year. The landfill has further expansion capabilities of an additional 25 acres and an estimated 6.4 million tons. In addition, in April 2010 we successfully negotiated an amendment to the management and lease agreement allowing the annual tonnage to be increased to 0.4 million tons per year, subject to regulatory approval. In September 2011, we were successful in securing a minor modification to the existing permit to allow for an additional annual increase of sixty-thousand tons of municipal solid waste resulting in the annual permitted capacity stated above.

McKean. We acquired the McKean landfill, which was subject to bankruptcy reorganization, in February 2011. This landfill is located in Mount Jewett, McKean County, Pennsylvania and serves the Pennsylvania northern tier and New York southern tier wastesheds. The facility consists of 131 acres, of which 52 acres are dedicated to landfilling, and has a daily permitted capacity to receive one thousand tons. The site has more than 2.5 million cubic yards of remaining airspace with future expansion capacity for an additional 30 million cubic yards (including additional acreage). In March, 2014, the Commonwealth of Pennsylvania awarded a grant in the amount of $7.0 million to fund the construction of the rail siding at the landfill which once completed, will expand the market reach for the landfill to other rail capable transfer facilities and will allow the site to take advantage of a five thousand tons per day rail permit currently in effect. The landfill is well situated to provide services to the oil and gas industry currently exploring natural gas in the Marcellus Shale in the form of disposal capacity for the residuals.

Closure Projects. In April 2005, we started closure operations at the Worcester, Massachusetts landfill. These closure operations continued until October 2012, when the landfill was filled to its capacity. The landfill was closed from November 2012 until May 2013, when we were successful in securing a permit to accept an additional 0.2 million tons of waste at the landfill. We started placing these 0.2 million tons in June 2013 and accepted the final tons of waste in April 2014. We began final capping and closing the landfill in May 2014. The Worcester landfill is not included in the preceding table of landfill capacity.

We also own and/or manage five unlined landfills and three lined landfills that are not currently in operation. We have closed and capped all of these landfills according to applicable environmental regulatory standards.

Operating Segments

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale recycling operations and our commodity brokerage operations. Organic services, ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment. Segment data for fiscal years 2013 and 2012 has been revised to properly align with internal management reporting, which was modified in fiscal year 2014 as follows: to move Organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint; and to move a smaller brokerage operation from the Eastern region to the Recycling segment to align with the rest of our brokerage operations. See Note 20 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments.

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

Through the six MRFs and one commodity brokerage operation comprising the Recycling segment, Recycling provides services to our four anchor contracts, which have original terms ranging from five to twenty years and expire at various times through calendar year end 2028. The terms of each contract vary, but all of the contracts provide that the municipality or a third-party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region.

The following table provides information about each operating segment (as of May 31, 2014 except revenue information, which is for fiscal year 2014).

	Eastern Region	Western Region	Recycling	Other
Revenues (in millions)	$147.3	$216.9	$43.8	$89.6
Solid waste collection operations	15	20	—	—
Transfer stations	14	28	—	—
Recycling facilities	3	4	7	2
Subtitle D landfills	3	6	—	—
Other disposal facilities	—	1	—	—

Eastern region

The Eastern region consists of wastesheds located in Maine, southern and central New Hampshire and central and eastern Massachusetts. The Eastern region is vertically integrated, with transfer, landfill, processing and recycling assets serviced by our collection operations. In February 2013, we aligned management of the NCES landfill with the Eastern region. NCES had been historically aligned with the Western region. This move, combined with the permitting approvals at Southbridge, the opening of our transfer station in Westbrook, Maine, and the divestiture of Maine Energy, has helped reduce our overall reliance on waste-to-energy disposal capacity. Our December 2012 acquisition of BBI strengthened both our collection and transfer network in New Hampshire and Maine by adding three collection operations and four, either owned or operated, transfer stations, and contributing additional internalized solid waste and recycling volumes to our disposal facilities. In August 2013, we divested of our BioFuels C&D processing facility in Lewiston, Maine, allowing us to focus on our higher margin core businesses.

We entered the Maine market in 1996 and have grown organically and through small acquisitions transacted in the late 1990’s and early 2000’s. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine. In December, 2012 we acquired BBI, which gave us additional hauling and transfer capacity in southern Maine.

We entered the eastern Massachusetts and southern New Hampshire markets in 2000 and since have grown organically and through small acquisitions. In this market, we rely to a large extent on third-party disposal capacity, but our NCES landfill and other assets have provided additional opportunities to internalize volumes. We believe we can continue to increase internalization rates in eastern Massachusetts as well with the increased capacity at Southbridge landfill. In December 2013, we acquired a transfer station in Oxford, Massachusetts, allowing greater operational flexibility for our solid waste and recycling collection operations. The facility is permitted to accept 650 tons per day and provides a source of volume for our Southbridge landfill.

Western region

The Western region includes wastesheds located in Vermont, north and south western New Hampshire and eastern and upstate New York. The portion of eastern New York served by the Western region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties.

The Western region also consists of wastesheds in upstate New York, which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean counties. We entered these wastesheds in 1997 and have expanded largely through tuck-in acquisitions and organic growth. Our Western region collection operations include leadership positions in nearly every rural market outside of the larger metropolitan markets such as Syracuse, Rochester, Buffalo and Albany.

While we have achieved market positions in some of the New York wastesheds, we remain focused on increasing our vertical integration through extension of our reach into new markets and managing new materials. Maximizing these logistics through the use of rail, once implemented, long haul trucks and trailer tippers at our facilities will increase our reach.

Recycling

Our Recycling segment is one of the largest processors and marketers of recycled materials in the northeastern United States, comprised of six MRFs that process and market recyclable materials that municipalities and commercial customers deliver under long-term contracts. Two of the six MRFs are leased, two are owned, and two are operated by us under contracts with third-parties. In fiscal year 2014, the Recycling segment processed and/or marketed over 0.5 million tons of recyclable materials including tons marketed through our commodity brokerage division and our baling facilities located throughout the footprint. Recycling’s facilities are located in Vermont, New York, Maine, and Massachusetts.

A significant portion of the material provided to Recycling is delivered pursuant to four anchor contracts. The anchor contracts have an original term of five to twenty years and expire at various times through 2028. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third-party delivers the recycled materials to our facility. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials.

Our Recycling segment derives a significant portion of its revenues from the sale of recyclable materials. Since purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions, we use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive higher prices if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2014, 30% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts which may include floor prices. We also hedge, when applicable, against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices.

Other

Our Other segment derives a significant portion of its revenues from our Customer Solutions and Organics businesses. Our resource solutions strategy seeks to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers.

Our Customer Solutions group works with our major customer accounts, including multi-location customers, colleges and universities, municipalities, and industrial customers to develop customized solid waste solutions. The focus of this group is to help these large scale organizations achieve waste reduction and diversion goals to meet their economic and environmental objectives. We differentiate our services from our competitors by providing a personalized set of resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers. In fiscal year 2014, the Customer Solutions group represented our fastest growing business due primarily to growth in the high-return industrials sector.

Our Organics group has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Through our Earthlife® soils products, we offer a wide array of recycled organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We have also recently invested in and partnered with AGreen Energy, LLC and BGreen Energy, LLC, innovative firms that are building small anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.

Casella-Altela Regional Environmental Services, LLC

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owns and operates a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. As of April 30, 2014, our ownership interest in CARES is 51%. In accordance with Accounting Standards Codification (“ASC”) 810-10-15, we consolidate the assets, liabilities, noncontrolling interest and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In April 2014, we initiated a plan to wind down the operations of CARES. As a result, it was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment. The impairment was measured based on the asset group’s highest and best use under the market approach. We recorded an impairment charge of $7.5 million in fiscal year 2014 to the asset group of CARES in the Western region.

We plan to abandon the operations of CARES in fiscal year 2015, at which point it time we expect the results of operations to be recorded in discontinued operations.

Equity Method Investments

In the third quarter of fiscal year 2014, we sold our 50% membership interest in GreenFiber and purchased the remaining 50% membership of Tompkins County Recycling LLC (“Tompkins”), both of which were previously accounted for using the equity method of accounting.

In December 2013, we and Louisiana Pacific Corporation (“LP”) executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in GreenFiber for total cash consideration of $18.0 million plus an expected working capital true-up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed for $19.2 million in gross cash proceeds, including a $1.2 million working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3.4 million. After considering the $0.6 million impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive income (loss) on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in the third quarter of fiscal year 2014.

Also in December, we purchased the remaining 50% membership interest of Tompkins for total cash consideration of $0.4 million. The acquisition-date fair value of our investment in Tompkins, which was determined using the cost approach based on an assessment of the price to purchase the acquired assets of

Tompkins prior to the acquisition date, was $0.3 million. We recognized a gain of $0.1 million through loss from equity method investments due to the remeasurement. As a result of the purchase, we began including the accounts of Tompkins in our consolidated financial statements.

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

Marketing and Sales

We have fully integrated sales and marketing strategies with a primary focus on acquiring and retaining commercial, industrial, municipal and residential customers. Our business strategy focuses on creating a highly differentiated sustainable resource management model that meets customers’ unique needs and provides value “beyond the curb”.

Maintenance of a local presence and identity is an important aspect of our sales and marketing strategy, and many of our divisional managers are involved in local governmental, civic and business organizations. Our name and logo, or, where appropriate, that of our divisional operations, are displayed on all of our containers and trucks. We attend and make presentations at municipal and state meetings, and we advertise in a variety of media throughout our service footprint.

The Customer Solutions team serves customers with multiple locations and is also focused on growing our share of business with municipal, institutional and industrial customers. This group provides customers with a broader set of solutions to augment our regional and divisional service capabilities.

Marketing activities are focused on attracting new commercial and residential customers directly on-route in order to enhance profitability. Marketing campaigns are integrated with divisional management, sales personnel and the centralized customer care center.

Employees

As of May 31, 2014, we employed approximately 1,800 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,400 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 70 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.

Risk Management, Insurance and Performance or Surety Bonds

We actively maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for compliance with environmental law requirements. We also maintain a worker safety program, which focuses on safe practices in the workplace. Operating practices at all of our operations are intended to reduce the possibility of environmental contamination, enforcement actions and litigation.

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

We self-insure for automobile and workers’ compensation coverage. Our maximum exposure in fiscal year 2014 under the workers’ compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure in fiscal year 2014 under the automobile plan was approximately $1.0 million per individual event, after which reinsurance takes effect.

Municipal solid waste collection contracts and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. While we have not experienced difficulty in obtaining these financial instruments, if we are unable to obtain these financial instruments in sufficient amounts or at acceptable rates we could be precluded from entering into additional municipal contracts or obtaining or retaining landfill operating permits.

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

Our operations can also be adversely affected by periods of inclement or severe weather, which could increase our operating costs associated with the collection and disposal of waste, delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, increase the volume of waste collected under our existing contracts (without corresponding compensation), decrease the throughput and operating efficiency of our materials recycling facilities, or delay construction or expansion of our landfill sites and other facilities. Our operations can also be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services.

Our Recycling segment experiences increased volumes of fiber in November and December due to increased newspaper advertising and retail activity during the holiday season.

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. Our previously owned waste-to-energy facility, Maine Energy, which was sold in fiscal year 2013, was also subject to federal energy law. The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Annual Report on Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material costs to bring our operations into environmental compliance, although there can be no assurance in this regard for the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and enforcement actions. We attempt to anticipate future legal and regulatory requirements and to keep our operations in compliance with those requirements.

In order to transport, process, incinerate, or dispose of solid waste, it is necessary for us to possess and comply with one or more permits from federal, state and/or local agencies. We must renew these permits periodically, and the permits may be modified or revoked by the issuing agency.

The principal federal statutes and regulations applicable to our operations are as follows:

The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”)

The RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to ensure the safe disposal of solid waste. The RCRA divides waste into two categories, hazardous and non-hazardous. Wastes are generally classified as hazardous if they either (a) are specifically included on a list of hazardous wastes, or (b) exhibit certain characteristics defined as hazardous and are not specifically designated as non-hazardous. Wastes classified as hazardous waste are subject to more extensive regulation than wastes classified as non-hazardous, and businesses that deal with hazardous waste are subject to regulatory obligations in addition to those imposed on businesses that deal with non-hazardous waste.

Among the wastes that are specifically designated as non-hazardous are household waste and “special” waste, including items such as petroleum contaminated soils, asbestos, foundry sand, shredder fluff and most non-hazardous industrial waste products.

The EPA regulations issued under Subtitle C of the RCRA impose a comprehensive “cradle to grave” system for tracking the generation, transportation, treatment, storage and disposal of hazardous wastes. Subtitle C regulations impose obligations on generators, transporters and disposers of hazardous wastes, and require permits that are costly to obtain and maintain for sites where those businesses treat, store or dispose of such material. Subtitle C requirements include detailed operating, inspection, training and emergency preparedness and response standards, as well as requirements for manifesting, record keeping and reporting, corrective action, facility closure, post-closure and financial responsibility. Most states have promulgated regulations modeled on some or all of the Subtitle C provisions issued by the EPA, and in many instances the EPA has delegated to those states the principal role in regulating businesses which are subject to those requirements. Some state regulations impose obligations different from and in addition to those the EPA imposes under Subtitle C.

We currently do not accept for transportation or disposal, hazardous substances (as defined in the CERCLA, discussed below) in concentrations or volumes that would classify those materials as hazardous wastes. However, we have transported hazardous substances in the past and very likely will transport and dispose of hazardous substances in the future, to the extent that materials defined as hazardous substances under the CERCLA are present in consumer goods and in the non-hazardous waste streams of our customers.

Leachate generated at our landfills and transfer stations is tested on a regular basis, and generally is not regulated as a hazardous waste under federal law. However, there is no guarantee that leachate generated from our facilities in the future will not be classified as hazardous waste.

In October 1991, the EPA adopted the Subtitle D regulations under RCRA governing solid waste landfills. The Subtitle D regulations, which generally became effective in October 1993, include siting restrictions, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, the Subtitle D regulations require that new landfill sites meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) intended to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Regulations generally require us to install groundwater monitoring wells at virtually all landfills we operate, to monitor groundwater quality and, indirectly, the effectiveness of the leachate collection systems. The Subtitle D regulations also require facility owners or operators to control emissions of landfill gas (including methane) generated at landfills exceeding certain regulatory thresholds. State landfill regulations must meet those requirements or the EPA will impose such requirements upon landfill owners and operators in that state.

The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”)

The Clean Water Act regulates the discharge of pollutants into the “waters of the United States” from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, “solid waste management facilities”). If run-off, treated leachate from our solid waste management facilities, or distilled water from our treatment plant, is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off or leachate is discharged to a treatment facility that is owned by a local municipality. Almost all solid waste management facilities must comply with the EPA’s storm water regulations, which govern the discharge of regulated storm water to surface waters.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)

The CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. The CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for the costs to investigate and clean up facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. In addition, the CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of the CERCLA investigation and cleanup can be substantial. Liability under the CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by the RCRA, but can be based on the existence of any of more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in the CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, under certain circumstances, the enforcing agency could pursue us or any other responsible party, for all investigative and remedial costs, even if others also were liable. The CERCLA also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which the property owner is liable. The CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to obtain reimbursement for amounts we pay in excess of our allocable share of such costs would be limited by our ability to identify and locate other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties.

The Clean Air Act of 1970, as amended (“Clean Air Act”)

The Clean Air Act, generally through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based upon the date the landfill was constructed and the annual volume of emissions. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas where ambient levels of regulated pollutants exceed certain thresholds may be subject to more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials under the Clean Air Act.

The EPA is also focusing on the emissions of greenhouse gases, or GHG, including carbon dioxide and methane. In December, 2009, the EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for the EPA to regulate GHG emissions. In December 2009 the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit twenty-five thousand metric tons or more per year of GHG emissions to submit annual reports to the EPA.

In June 2010, the EPA issued the so-called “GHG Tailoring Rule”, which described how certain sources that emit GHG would be subject to heightened Clean Air Act PSD / Title V regulation. In July 2011, however, the EPA promulgated a rule that, broadly, deferred for three years the applicability of those regulations with regard to sources emitting carbon dioxide from biomass-fired and other “biogenic” sources. In July 2013 a federal appeals court vacated the EPA’s decision to defer the applicability of those regulations. We do not know when the EPA will put those regulations in place, or what obligations such regulations will impose on our operations.

The adoption of other laws and regulations, which may include the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations relating to GHG that may be more stringent than regulations the EPA may promulgate. Changing environmental regulations could require us to take any number of actions, including purchasing emission allowances or installing additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.

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

The Occupational Safety and Health Act of 1970, as amended (“OSHA”)

The OSHA establishes employer responsibilities and authorizes the Occupational Safety and Health Administration to promulgate and enforce occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. A variety of those promulgated standards may apply to our operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs.

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

Some states have enacted laws that allow agencies with jurisdiction over waste management facilities to deny or revoke permits based on the applicant’s or permit holder’s compliance status. Some states also consider the compliance history of the corporate parent, subsidiaries and affiliates of the applicant or permit holder.

Certain permits and approvals issued under state or local law may limit the types of waste that may be accepted at a solid waste management facility or the quantity of waste that may be accepted at a solid waste management facility during a specific time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a solid waste management facility to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if similar legislation is enacted, states in which we operate solid waste management facilities could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any of our landfills within those states that receive a significant portion of waste originating from out-of-state.

Certain states and localities may restrict the export of waste from their jurisdiction, or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular privately-owned facility. However, in 2007, the U.S. Supreme Court upheld a U.S. District Court ruling that the flow control regulations in Oneida and Herkimer counties in New York requiring trash haulers to use publicly-owned transfer stations are constitutional, and therefore valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions. Further, some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to solid waste management facilities in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. In sum, flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.

There has been an increasing trend at the state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, beverage containers, newspapers, household appliances and electronics such as computers, and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities. Vermont, for example, enacted Act 148, containing among other things, a phased waste ban for recyclables, organics and leaf/yard waste. The bill became effective July 1, 2012, with phased deadlines for compliance beginning 2014 through 2020. Vermont also passed a bill requiring recycling of architectural waste from construction or demolition of a commercial project. The law becomes effective January 2015.

Massachusetts revised its regulations governing solid waste management with a framework to encourage the re-use of organic waste material and prohibiting such material from disposal for large-scale commercial generators by October 2014.

New York State is considering revisions to its regulations governing solid waste management, 6 NYCRR Part 360.

In September 2011, the New York State Department of Environmental Conservation (the “DEC”) released the revised draft supplement to the Generic Environmental Impact Statement on the Oil, Gas and Solution Mining Regulatory Program. In September 2012, the DEC referred portions of the revised draft SGEIS to the New York Commissioner of Health for review of the health impacts associated with high-volume hydraulic fracturing. The regulations were scheduled to expire in November 2012, and required completion of the SGEIS prior to completion of the regulations. In November 2012, the DEC extended the proposed regulations by 90 days, moving the expiration of the proposed regulations to late February. This required republication of the proposed regulations, as revised, and opened a new public comment period. In mid-February 2013, the New York Commissioner of Health announced that he would not be done with his review of the health impacts associated with high-volume hydraulic fracturing prior to the deadline for adoption of the regulations. As a consequence, the proposed regulations expired in late February and the revised draft SGEIS is on hold until the health review is completed. However, the DEC made it clear when the regulations lapsed in February 2013, that they did not need regulations to process permits once the SGEIS is finalized.

In a related matter, the EPA is studying potential impacts of hydraulic fracturing on drinking water and ground water. The scope of the research includes the full lifespan of water in hydraulic fracturing; including, water acquisition, chemical mixing, injection, flow-back and production water and wastewater treatment and waste disposal. The first progress report was released in December 2012. A final draft report is expected to be released for public comment and peer review in fiscal year 2015.

Executive Officers of the Company

Our executive officers and their respective ages as of May 31, 2014 are as follows:

Name	Age	Position
Executive Officers
John W. Casella	63	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edwin D. Johnson	57	President and Chief Operating Officer
Edmond “Ned” R. Coletta	38	Senior Vice President and Chief Financial Officer
Christopher B. Heald	49	Vice President and Chief Accounting Officer
David L. Schmitt	63	Senior Vice President and General Counsel

John W. Casella has served as Chairman of our Board of Directors since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella served as our President from 1993 to July 2001 and as Chairman of our Board of Directors from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc. since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and Douglas R. Casella. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions, including the National Recycling Coalition, Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, the Vermont State Chamber of Commerce, the Rutland Industrial Development Corporation and Rutland Regional Medical Center. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an Associate of Science in Business Management from Bryant & Stratton College and a Bachelor of Science in Business Education from Castleton State College. Mr. Casella is the brother of Douglas R. Casella, a member of our Board of Directors.

Edwin D. Johnson has served as our President and Chief Operating Officer since December 2012 and as our Senior Vice President and Chief Financial Officer from July 2010 until December 2012. From March 2007 to July 2010, Mr. Johnson served as Executive Vice President, Chief Financial Officer and Chief Accounting Officer at Waste Services, Inc, a solid waste services company. From November 2004 to March 2007, Mr. Johnson served as Chief Financial Officer of Expert Real Estate Services, Inc., a full service real estate brokerage company. Mr. Johnson is a Certified Public Accountant and holds an MBA from Florida International University and a Bachelor of Science in Accounting and Administration from Washington & Lee University.

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

David L. Schmitt has served as our Senior Vice President and General Counsel since June 2012. Mr. Schmitt joined us in May 2006 as our Vice President, General Counsel. Prior to that, Mr. Schmitt served as President of a privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC, (a predecessor company to Myriant Corporation), a project development firm specializing in the recovery of methane from solid waste landfills and the production of ethanol. He served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a retailer in the northeast United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies Inc., a multi-faceted corporation specializing in the development, ownership and operation of large-scale power facilities fueled by municipal waste and other alternative fuels. He is admitted to the Bar of Pennsylvania, and holds a Juris Doctor, cum laude, from Duquesne University School of Law and a Bachelor of Arts degree from The Pennsylvania State University.

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

ITEM 1A. RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the northeastern United States, where our operations and customers are principally located, changes in laws or accounting rules or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business’s results of operations and financial condition.

Risks Related to Our Business

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

In our solid waste disposal markets, we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own solid waste collection, recycling and disposal operations. We are also increasingly competing with companies which seek to use parts of the waste stream as feedstock for renewable energy supplies. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose taxes and apply resulting revenues, access tax-exempt financing and, in some cases, utilize government subsidies.

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources, which may adversely impact volumes and tipping fees at our landfills.

As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource, and accordingly, new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of solid waste. These alternatives have impacted and will continue to impact the demand for landfill space, which may affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and that we in particular, can charge for utilization of landfill space. As a result, our revenues and operating margins could be materially adversely affected due to these disposal alternatives.

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

Environmental and land use laws also impact our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept solid waste. Those laws and regulations may limit the overall size and daily solid waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under such laws, we may be required to increase our utilization of disposal facilities owned by third-parties, which could reduce our revenues and/or operating margins. In addition, we are required to obtain government permits to operate our facilities, including all of our landfills. Even if we were to comply with applicable environmental laws, there is no guarantee that we would be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs.

We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. At April 30, 2014, we had recorded $5.3 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.

Our operating program depends on our ability to operate the landfills and transfer stations we own and lease. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of solid waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure.

In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by governmental agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, or which seek to overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities.

See also Item 1, Business – Regulation, Item 3, Legal Proceedings and Note 11 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.

Our results of operations could continue to be affected by fluctuating commodity prices or market requirements for recyclable materials.

Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials, particularly newspaper, corrugated containers, plastic and ferrous and aluminum metals, was affected by unprecedented price decreases in October 2008, resulting in a severe impact on our results of operations. Currently, the commodity markets expect to see ongoing negative pressure on pricing associated with the impact of Operation Green Fence, a China government policy directed to decrease the level of trash entering the country as all shipments of recycled materials are required to keep contaminants under a 1.5 percent level. As a result of this improved quality standard, more marketable recyclables are being directed domestically thereby flooding the United States mills and driving prices downwards. As such, prices will continue to be volatile due to numerous factors beyond our control. Although we may seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

Our business requires a high level of capital expenditures.

Our business is capital intensive. Our capital expenditure requirements include fixed asset purchases and capital expenditures for landfill development and cell construction, as well as site and cell closure. We use a substantial portion of our cash flows from operating activities toward capital expenditures, which reduces our flexibility to use such cash flows for other purposes, such as reducing our indebtedness. Our capital expenditures could increase if we make acquisitions or further expand our operations, or as a result of factors beyond our control, such as changes in federal, state or local governmental requirements. The amount that we spend on capital expenditures may exceed current expectations, which may require us to obtain additional funding for our operations or impair our ability to grow our business.

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

Our results of operations and financial condition may be negatively affected if we inadequately accrue for final capping, closure and post-closure costs or by the timing of these costs for our waste disposal facilities.

We have material financial obligations relating to final capping, closure and post-closure costs of our existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and we must begin post-closure maintenance. We establish accruals for the estimated costs associated with such final capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. We have provided and expect that we will in the future provide accruals for financial obligations relating to final capping, closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after closure of a landfill. Our financial obligations for final capping, closure or post-closure costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges which would have an adverse impact on our business.

In addition, the timing of any such final capping, closure or post-closure costs, which exceed established accruals, may further negatively impact our business. Since we will be unable to control the timing and amounts of such costs, we may be forced to delay investments or planned improvements in other parts of our business or we may be unable to meet applicable financial assurance requirements. Any of the foregoing would negatively impact our business and results of operations.

Fluctuations in fuel costs could affect our operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2014, we used approximately 5.9 million gallons of diesel fuel in our solid waste operations. Although, we have a “fuel and oil recovery fee” program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility, we cannot provide assurance that we can pass this fee on to our customers where their contracts and competition conditions permit.

We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third-party financial assurance to secure our contractual obligations.

Public solid waste collection, recycling and disposal contracts, and obligations associated with landfill closure typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from Evergreen, in which we hold a 19.9% equity interest. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could harm our earnings.

In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, pending acquisitions, landfills, cost method investments and development projects. In addition, we have considerable unamortized assets. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (1) any operation or other asset that is being sold, permanently shut down, impaired or has not generated or is not expected to generate sufficient cash flow; (2) any pending acquisition that is not consummated; (3) any landfill or development project that is not expected to be successfully completed; and (4) any goodwill or other intangible assets that are determined to be impaired.

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

See Note 16 included under Item 8 of this Annual Report on Form 10-K for disclosure related to asset impairments recognized during the reporting periods.

Our revenues and our operating income experience seasonal fluctuations.

Our transfer and disposal revenues historically have been higher in the late spring, summer and early fall months. This seasonality reflects the lower volume of solid waste during the late fall, winter and early spring months primarily because:

•	the volume of waste relating to C&D activities decreases substantially during the winter months in the northeastern United States; and

•	decreased tourism in Vermont, Maine and eastern New York during the winter months tends to lower the volume of solid waste generated by commercial and restaurant customers, which is partially offset by increased volume from the ski industry.

Since certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

Our Recycling business experiences increased volumes of fiber in November and December due to increased newspaper advertising and retail activity during the holiday season.

We may, in the future, attempt to divest or sell certain parts or components of our business to third-parties, which may result in lower than expected proceeds or losses or we may be unable to identify potential purchasers.

From time to time in the future, we may sell or divest certain other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt, or as a result of a determination that the specified asset will provide inadequate returns to us, or that the asset no longer serves a strategic purpose in connection with our business or if we determine the asset may be more valuable to a third-party. The timing of such sales or divestures may not be entirely within our control. For example, we may need to quickly divest assets to satisfy immediate cash requirements, or we may be forced to sell certain assets prior to canvassing the market or at a time when market conditions for valuations or for financing for buyers are unfavorable, which would result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may face in obtaining financing, or we may face opposition from municipalities or communities to a disposition or the proposed buyer. Any sale of our assets could result in a loss on divestiture. Any of the foregoing would have an adverse effect on our business and results of operations.

We may engage in acquisitions in the future with the goal of complementing or expanding our business, including developing additional disposal capacity. However, we may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.

We have in the past, and we may in the future, make acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates. If we identify suitable acquisition candidates, we may be unable to successfully negotiate the acquisition at a price or on terms and conditions acceptable to us, including as a result of the limitations imposed by our debt obligations. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of May 31, 2014, approximately 4.0% of our employees were represented by unions.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.

As of April 30, 2014, we had approximately $509.5 million of outstanding principal indebtedness (excluding approximately $34.7 million of outstanding letters of credit issued under the revolving credit and letter of credit facility due March 18, 2016 (the “Senior Credit Facility”)) and an additional $58.9 million of unused commitments under the Senior Credit Facility. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:

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

Our business may not generate sufficient cash flows from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our debt agreements limit our ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of our assets have been pledged to secure repayment of our indebtedness under the Senior Credit Facility. In addition, we may not be able to sell assets quickly enough or for amounts sufficient to enable it to meet our obligations. Our Senior Credit Facility matures on March 18, 2016, and as a result we will be required to account for it as a current liability if we do not refinance it prior to March 17, 2015. Although we expect to complete a refinancing prior to such date, there can be no assurance that we will be able to do so on terms favorable to us or at all, due to market or other conditions in existence at that time.

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

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. At April 30, 2014, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on May 31, 2014, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 22.3% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella may be able to substantially influence certain matters submitted to stockholders for approval, including proposed amendments to our certificate of incorporation and bylaws requiring an affirmative vote of shares representing at least 75% of the votes that all holders of our Class A common stock and our Class B common stock would be entitled to cast.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At May 31, 2014, we operated nine subtitle D landfills, four of which we own and five of which we lease; one landfill permitted to accept C&D materials that we own; 42 transfer stations, 24 of which we own, eight of which we lease and ten of which we operate under a contract; 35 solid waste collection facilities, 21 of which we own and 14 of which we lease; 16 recycling processing facilities, nine of which we own, five of which we lease and two of which we operate under a contract; four landfill gas-to-energy facilities that we own; and 20 corporate office and other administrative facilities, three of which we own and 17 of which we lease (See Item 1, Business, of this Annual Report on Form 10-K for property information by operating segment).

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

In accordance with Financial Accounting Standards Board (“FASB”) ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20.

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

Potsdam Environmental Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and the DEC with an effective date of October 25, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2016.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% of such costs pursuant to a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 2.0%. As of April 30, 2014 and 2013, we have recorded liabilities of $5.3 million, including the recognition of less than $0.1 million and $0.1 million of accretion expense in fiscal years 2014 and 2013, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of

$0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and at this time there is no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any future proceeds from the sale of securities received in payment of these claims will reduce our exposure.

Southbridge Landfill Environmental Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our Southbridge landfill in Southbridge, Massachusetts. The stockpiled materials consisted of soil removed and relocated to create space for the construction of additional landfill airspace at our Southbridge landfill. The earth had been relocated and stored during the fall, winter and spring construction season of fiscal year 2013.

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013, we notified the Massachusetts Department of Environmental Protection (“MADEP”), and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued a “Unilateral Administrative Order” (“UAO”) requiring us to provide MADEP with a plan to remove any materials deposited in the wetlands as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to implement the Plan. We are currently implementing the Plan under the supervision of MADEP.

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intends to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 to discuss our ongoing remediation effort and the parties have initiated discussions regarding the resolution of this matter.

We anticipate that execution of the Plan and related matters will involve remediation costs of $2.1 million and such costs could be higher if actual costs exceed estimates. We have provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractors and technical advisors to assist in the execution of the Plan and related matters, to share in the remediation costs as responsible parties, and to provide notice to their own insurers. We believe that a loss in the range of $0.4 million to $2.1 million, after taking into account amounts we expect to be reimbursed by our insurer and other third-parties, is probable and have therefore recorded a charge of $0.4 million in fiscal year 2014 as an environmental remediation charge.

On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. Some of the same contractors and technical advisors that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that includes this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO, we were in the process of awarding a contract to a soil remediation company to undertake and ensure such stability at the plateau. We needed MADEP to issue permits in order for this work to be finalized. We filed a written notice of claim for an adjudicatory hearing with respect to the efficacy of MADEP’s issuance of the latest UAO, but the parties have reached a tentative resolution of the issues raised by MADEP’s issuance of the latest UAO, and the parties are finalizing a Stipulation that will include the withdrawal by us of our notice of claim for an adjudicatory hearing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock trades on the NASDAQ Global Select Market (“NASDAQ Stock Market”) under the symbol “CWST”. There is no established trading market for our Class B common stock. The following table sets forth the high and low sale prices of our Class A common stock for the periods indicated as quoted on the NASDAQ Stock Market.

Period	High	Low
Fiscal Year Ending April 30, 2013
First quarter	$6.17	$4.81
Second quarter	$5.55	$4.05
Third quarter	$4.74	$3.76
Fourth quarter	$4.74	$3.87
Fiscal Year Ending April 30, 2014
First quarter	$4.79	$3.92
Second quarter	$6.03	$4.68
Third quarter	$6.09	$5.13
Fourth quarter	$5.65	$4.91

On May 30, 2014, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $5.55 and $5.45, respectively. As of May 31, 2014 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, we have assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

Dividends

No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit facility and indentures restrict the payment of dividends on common stock. The information required by Item 201(d) of Regulation S-K is included in Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission (“SEC”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from April 30, 2009 through April 30, 2014, with the cumulative total return on the NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group on the NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2009 of $100.00 in our Class A common stock at the closing price on such date, in the NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	April 30, 2009	April 30, 2010	April 30, 2011	April 30, 2012	April 30, 2013	April 30, 2014
Casella Waste Systems, Inc.	$100.00	$250.49	$328.16	$292.72	$211.65	$247.57
NASDAQ Composite	$100.00	$144.71	$171.15	$184.61	$198.57	$249.28
Peer Group (1)	$100.00	$162.98	$212.77	$206.98	$235.66	$274.95

(1)	The peer group is comprised of securities of Waste Connections, Inc. and Progressive Waste Solutions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for fiscal years 2014, 2013 and 2012, and the consolidated balance sheets as of April 30, 2014 and 2013 are derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and cash flows data for fiscal years 2011 and 2010, and the consolidated balance sheet data as of April 30, 2012, 2011 and 2010 are derived from previously filed consolidated financial statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended April 30, (in thousands, except per share data)
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$497,633	$455,335	$467,950	$454,685	$449,678
Cost of operations	354,592	323,014	318,068	306,014	294,416
General and administration	61,865	58,205	60,264	63,396	56,654
Depreciation and amortization	60,339	56,576	58,415	58,121	63,509
Asset impairment charge	7,455	—	40,746	3,654	—
Development project charge	1,394	—	131	—	—
Severance and reorganization costs	586	3,709	—	—	185
Environmental remediation charge	400	—	—	549	335
Expense from divestiture, acquisition and financing costs	144	1,410	—	—	—
Gain on settlement of acquisition related contingent consideration	(1,058)	—	—	—	—
Legal settlement	—	—	1,359	—	—
Bargain purchase gain	—	—	—	(2,975)	—
Gain on sale of assets	—	—	—	(3,502)	—

Operating income (loss)	11,916	12,421	(11,033)	29,428	34,579
Interest expense, net	37,863	41,429	44,966	45,489	44,108
Other (income) expense, net	(436)	23,501	20,111	10,626	2,355

Loss from continuing operations before income taxes and discontinued operations	(25,511)	(52,509)	(76,110)	(26,687)	(11,884)
Provision (benefit) for income taxes	1,799	(2,526)	1,593	(23,723)	3,016

Loss from continuing operations before discontinued operations	(27,310)	(49,983)	(77,703)	(2,964)	(14,900)
Income (loss) from discontinued operations, net	284	(4,480)	(614)	(2,198)	(138)
(Loss) gain on disposal of discontinued operations, net	(378)	—	725	43,590	1,180

Net (loss) income	(27,404)	(54,463)	(77,592)	38,428	(13,858)
Less: Net loss attributable to noncontrolling interests	(4,309)	(321)	(6)	—	—

Net (loss) income attributable to common stockholders	$(23,095)	$(54,142)	$(77,586)	$38,428	$(13,858)

Basic and diluted weighted average common shares outstanding	39,820	34,015	26,749	26,105	25,731

Basic and diluted net (loss) income per common share (1)	$(0.58)	$(1.59)	$(2.90)	$1.47	$(0.54)

	Fiscal Year Ended April 30, (in thousands)
	2014	2013	2012	2011	2010
Other Operating Data:
Capital expenditures	$45,959	$55,027	$58,363	$54,728	$52,501

Other Data:
Cash flows provided by operating activities	$49,642	$43,906	$64,171	$48,209	$65,171
Cash flows used in investing activities	$(57,910)	$(89,455)	$(70,634)	$(55,242)	$(62,725)
Cash flows provided by (used in) financing activities	$9,008	$44,947	$10,229	$(117,895)	$(7,281)

Balance Sheet Data:
Cash and cash equivalents	$2,464	$1,755	$4,534	$1,817	$2,035
Working capital, net (2)	$(21,405)	$(25,308)	$(18,424)	$(5,362)	$(2,729)
Property, plant and equipment, net	$403,424	$422,502	$414,666	$452,536	$457,103
Goodwill	$119,139	$115,928	$101,706	$101,204	$100,526
Total assets	$649,897	$663,119	$633,743	$690,581	$754,814
Long-term debt and capital leases, less current maturities	$507,134	$494,987	$475,199	$463,574	$564,032
Total stockholders’ (deficit) equity	$(8,537)	$15,451	$18,231	$93,987	$50,296

(1)	Computed as described in Note 3 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
(2)	Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

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

As of May 31, 2014, we owned and/or operated 35 solid waste collection operations, 42 transfer stations, 16 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials

Acquisitions and Divestitures

Acquisitions

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

We acquired various businesses during fiscal year 2014, including several solid waste hauling operations, a transfer station, a material recovery facility (“MRF”) and an industrial service management business (included in the Other segment) for total consideration of $10.1 million, including $7.9 million in cash, $1.7 million in contingent consideration and holdbacks to the sellers and $0.5 million of other non-cash considerations. In the fourth quarter of fiscal year 2014, we recovered $0.2 million of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business earlier in fiscal year 2014. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in fiscal year 2014.

We acquired various solid waste hauling operations during fiscal year 2013, including the acquisition of all of the outstanding capital stock of Bestway Disposal Services and BBI Waste Services (“BBI”) in the Eastern region, for total consideration of $27.9 million in cash and approximately 0.6 million shares of our Class A common stock, valued at an aggregate of $2.7 million. We recorded an additional $5.1 million to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amount recognized for income tax purposes. See Note 15 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, provided us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region.

We acquired various solid waste hauling operations during fiscal year 2012 and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction. These entities and assets were acquired for total consideration of $2.2 million, including $2.1 million in cash and $0.1 million in holdbacks to the sellers.

Divestitures

From time to time, we may sell or divest certain investments or other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt; as a result of a determination that the specified asset will provide inadequate returns to us or that the asset no longer serves a strategic purpose in connection with our business; or if we determine the asset may be more valuable to a third-party. We will continue to look to divest certain activities and investments that no longer enhance or complement our core business if the right opportunity presents itself.

In fiscal year 2014, we and Louisiana Pacific Corporation (“LP”) executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in US GreenFiber LLC (“GreenFiber”) for total cash consideration of $18.0 million plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed on December 5, 2013 for $19.2 million in gross cash proceeds, including a $1.2 million working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3.4 million. After considering the $0.6 million impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive income (loss) on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in the third quarter of fiscal year 2014. As a result of the sale, we and LP no longer guarantee up to $0.8 million in support of GreenFiber’s term loan associated with an amended loan and security agreement, and are no longer committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and included in discontinued operations as of April 30, 2013, include certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million, which is being paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. We recognized a $0.4 million loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the disposition.

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6.7 million, which is being paid to us in equal installments over the 21 years following the close date, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of the Maine Energy facility, it was our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. On June 2, 2014, the United States Environmental Protection Agency provided final approval of the work plans to complete the last phase of the decommissioning process. The time for completion has been consensually extended by Maine Energy and the City of Biddeford and we expect to complete the decommissioning process within the current agreed upon time frame. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

There were no divestitures in fiscal year 2012.

Results of Operations

The following table summarizes our revenues and operating expenses for fiscal year 2014, 2013 and 2012 (in millions and as a percentage of revenue):

	Fiscal Year Ended April 30,
	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Revenues	$497.6	100.0%	$455.3	100.0%	$468.0	100.0%

Operating expenses:
Cost of operations	354.6	71.3%	323.0	70.9%	318.1	68.0%
General and administration	61.9	12.4%	58.2	12.8%	60.3	12.9%
Depreciation and amortization	60.3	12.1%	56.6	12.4%	58.4	12.5%
Asset impairment charge	7.5	1.5%	—	0.0%	40.7	8.7%
Development project charge	1.4	0.3%	—	0.0%	0.1	0.0%
Severance and reorganization costs	0.6	0.1%	3.7	0.9%	—	0.0%
Environmental remediation charge	0.4	0.1%	—	0.0%	—	0.0%
Expense from divestiture, acquisition and financing costs	0.1	0.0%	1.4	0.3%	—	0.0%
Gain on settlement of acquisition related contingent consideration	(1.1)	(0.2)%	—	0.0%	—	0.0%
Legal settlement	—	0.0%	—	0.0%	1.4	0.3%

	485.7	97.6%	442.9	97.3%	479.0	102.4%

Operating income (loss)	$11.9	2.4%	$12.4	2.7%	$(11.0)	(2.4)%

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

Our revenues are shown net of inter-company eliminations. The table below shows the percentages and dollars (in millions) of revenue attributable to services provided for fiscal years 2014, 2013 and 2012:

	Fiscal Year Ended April 30,
	2014		2013		2012
Collection	$225.4	45.3%	$209.0	45.9%	$205.4	43.9%
Disposal	128.8	25.9%	115.0	25.3%	123.6	26.4%
Power generation	9.5	1.9%	11.3	2.4%	11.9	2.6%
Processing	8.9	1.8%	6.9	1.5%	5.8	1.2%

Solid waste operations	372.6	74.9%	342.2	75.1%	346.7	74.1%
Organics	37.8	7.6%	35.3	7.8%	30.8	6.5%
Customer solutions	43.4	8.7%	35.5	7.8%	38.3	8.2%
Recycling	43.8	8.8%	42.3	9.3%	52.2	11.2%

Total revenues	$497.6	100.0%	$455.3	100.0%	$468.0	100.0%

Our revenues increased $42.3 million, or 9.3%, and decreased $12.7 million, or 2.7%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for the Fiscal Years Ended 2014 vs. 2013		Period-to-Period Change for the Fiscal Years Ended 2013 vs. 2012
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$2.5	0.5%	$1.5	0.3%
Volume	19.0	4.2%	(9.8)	(2.1)%
Commodity price & volume	0.7	0.2%	(2.1)	(0.4)%
Acquisitions & divestitures	9.3	2.0%	10.0	2.2%
Closed landfill	(0.5)	(0.1)%	(4.1)	(0.9)%
Fuel oil and recovery fee	(0.6)	(0.1)%	—	0.0%

Total solid waste	30.4	6.7%	(4.5)	(0.9)%

Organics	2.5	0.5%	4.5	0.9%

Customer solutions	7.9	1.7%	(2.8)	(0.6)%

Recycling Operations:
Commodity price	0.1	0.0%	(11.6)	(2.5)%
Commodity volume	1.0	0.3%	1.7	0.4%
Acquisitions	0.4	0.1%	—	0.0%

Total recycling	1.5	0.4%	(9.9)	(2.1)%

Total	$42.3	9.3%	$(12.7)	(2.7)%

Solid waste revenues

Price.

•	The price change component in total solid waste revenues growth for fiscal year 2014 is the result of $2.9 million from favorable collection pricing, partially offset by $0.4 million from unfavorable disposal pricing associated with our landfills.

•	The price change component in total solid waste revenues decline for fiscal year 2013 is the result of $2.1 million from favorable collection pricing, partially offset by $0.6 million from unfavorable disposal pricing, of which $0.4 million relates to landfills.

Volume.

•	The volume change component in total solid waste revenues growth for fiscal year 2014 is the result of $15.1 million from disposal volume increases (of which $7.3 million relates to landfills, $5.3 million relates to transfer stations and $2.5 million relates to transportation), $3.1 million from collection volume increases and $0.8 million from processing volume increases.

•	The volume change component in total solid waste revenues decline for fiscal year 2013 is the result of $7.5 million from lower collection volumes, $4.1 million from lower disposal volumes associated with our landfills, partially offset by $1.8 million from higher processing volumes.

Commodity price and volume.

•	The commodity price and volume change component in total solid waste revenues growth for fiscal year 2014 is the result of $2.5 million from favorable commodity pricing within power generation, partially offset by $1.4 million from lower power generation and processing volumes and $0.4 million from unfavorable commodity pricing within processing.

•	The commodity price and volume change component in total solid waste revenues decline for fiscal year 2013 is the result of $1.4 million from unfavorable commodity pricing within processing and $1.7 million from lower power generation and processing commodity volumes, partially offset by $1.0 million from favorable commodity pricing within power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenue growth for fiscal year 2014 is the result of $16.7 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, and our acquisition of four solid waste hauling operations and a transfer station in fiscal year 2014. Increased revenues were partially offset by $7.4 million in decreased revenues associated with the Maine Energy divestiture.

•	The acquisitions and divestitures change component in total solid waste revenues decline for fiscal year 2013 is the result of $11.5 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, partially offset by $1.5 million in decreased revenues associated with the Maine Energy divestiture.

Closed landfill.

•	The closed landfill change component in total solid waste revenue growth for fiscal year 2014 and revenue decline for fiscal year 2013 is the result of a landfill in the Eastern region that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited in fiscal year 2014 as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June 2013 and ceased placing tons in April 2014.

Fuel and oil recovery fee.

•	Solid waste revenues in fiscal year 2014 generated by our fuel and oil recovery fee program, which is based on a fuel index, decreased when compared to the prior fiscal year as our floating rate recovery fee declined in response to lower diesel fuel index prices on which the surcharge is based.

Organics revenues

•	The increase in Organics revenues for fiscal years 2014 and 2013 when compared to the respective prior fiscal year is primarily the result of higher volumes.

Customer Solutions revenues

•	The increase in Customer Solutions revenues for fiscal year 2014 from the prior fiscal year is the result of $2.6 million from higher volumes and $5.3 million from the acquisition of an industrial service management business.

•	The decrease in Customer Solutions revenues for fiscal year 2013 from the prior fiscal year is due to volume declines.

Recycling revenues

•	The increase in recycling revenues for fiscal year 2014 from the prior fiscal year is primarily the result of higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins County Recycling LLC (“Tompkins”).

•	The decrease in recycling revenues for fiscal year 2013 from the prior fiscal year is from unfavorable commodity prices in the marketplace, partially offset by higher commodity volumes.

Operating Expenses

Cost of Operations

Cost of operations includes labor costs, tipping fees paid to third-party disposal facilities, fuel costs, maintenance and repair costs of vehicles and equipment, workers’ compensation and vehicle insurance costs, the cost of purchasing materials to be recycled, third-party transportation costs, district and state taxes, host community fees and royalties. Cost of operations also includes accretion expense related to final capping, closure and post-closure obligations, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

Our cost of operations increased $31.6 million, or 0.4% as a percentage of revenues, and $4.9 million, or 2.9% as a percentage of revenues, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The change in our cost of operations during fiscal year 2014 can largely be attributed to the following:

•	Third-party direct costs increased $17.4 million due to: organic and acquisition growth in our Customer Solutions business; higher volumes in our Organics business; higher collection and disposal volumes from organic customer growth and the acquisition of BBI and other tuck-in acquisitions; and an increase in state, local and other disposal fees associated with higher disposal volumes and higher taxes due to a shift in mix type.

•	Direct operational costs increased $5.6 million due to: higher costs at our landfills (including increases in leachate treatment costs due to the timing of cell development, landfill gas treatment costs and maintenance costs); higher equipment rental costs associated with an increase in fleet and landfill equipment rentals; an increase in host and royalty fees and higher depletion of landfill operating lease obligations due to increased volumes received at our landfills; and an increase in vehicle insurance costs.

•	Maintenance costs increased $4.8 million due to: higher vehicle maintenance costs associated with the integration of the BBI vehicle fleet; higher facility costs associated with unplanned maintenance activities within the Recycling segment; and higher container repair costs.

•	Labor and related benefit costs increased $2.3 million due to: the acquisition of BBI; processing higher volumes of commodities through our Recycling segment; and lower productivity as a result of prolonged inclement winter weather.

The change in our cost of operations during fiscal year 2013 can largely be attributed to the following:

•	Labor and related benefit costs increased $2.3 million due to additional employees from the acquisition of BBI and an increase in healthcare costs.

•	Direct operational costs increased $1.7 million due to: higher equipment rental costs associated with an increase in fleet and landfill equipment rentals; higher depletion of landfill operating lease obligations; and a decrease in the gain related to the sale of fixed assets in the normal course of business.

•	Maintenance and repair costs increased $0.5 million due to increased fleet maintenance costs, the timing of various vehicle maintenance projects within our Western region and higher container repair costs.

•	Third-party direct costs decreased, noting the following significant fluctuations: disposal cost increased $3.4 million due to an increase in landfill disposal costs associated with higher volumes from the acquisition of BBI and an increase in waste-to-energy disposal costs associated with a diversion of tons to a third-party incinerator from one of our landfills; hauling costs increased $0.8 million due to an increase in transportation costs associated with higher volumes from the acquisition of BBI and a higher volume of organic materials being processed, partially offset by cost reductions associated with lower solid waste collection volumes and the divestiture of Maine Energy; and purchased material costs decreased $5.2 million due to lower commodity prices within the marketplace.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expense increased $3.7 million, or (0.4%) as a percentage of revenues, and decreased $2.1 million, or 0.1% as a percentage of revenues, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The change in our general and administration expense during fiscal year 2014 can largely be attributed to the following:

•	Labor and related benefit costs increased $5.7 million due to additional personnel costs associated with acquisitions, growth in Customer Solutions, recruitment and relocation, and an increase in incentive compensation costs.

•	Professional fees decreased $1.3 million due to lower legal costs associated with fewer ongoing legal proceedings and lower consulting costs.

The change in our general and administration expense during fiscal year 2013 can largely be attributed to the following:

•	Labor and related benefit costs decreased $0.6 million due to a reduction of salaries and wages associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013. Cost savings were partially offset by increased equity compensation costs, an increase in healthcare costs and additional personnel costs associated with the BBI acquisition.

•	Professional fees decreased $0.7 million due to lower legal costs associated with fewer ongoing legal proceedings, despite $0.8 million of legal costs associated with the New York State Tax Litigation matter that was resolved in fiscal year 2013.

•	Other costs decreased $1.5 million due to additional cost savings in various areas, including travel and entertainment, telephone and advertising costs, associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis over the estimated useful life of the assets; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets our criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event and (iv) amortization of intangible assets with a definite life, using either a economic benefit provided approach or a straight-line basis over the definitive terms of the related agreements.

The table below shows, for the periods indicated, the components of depreciation and amortization expense (in millions of dollars and as a percentage of revenues).

	Fiscal Year Ended April 30,
	2014		2013		2012
Depreciation expense	$33.1	6.6%	$34.1	7.5%	$37.9	8.1%
Landfill amortization expense	24.7	5.0%	21.2	4.6%	19.9	4.3%
Other amortization expense	2.5	0.5%	1.3	0.3%	0.6	0.1%

	$60.3	12.1%	$56.6	12.4%	$58.4	12.5%

The change in the components of depreciation and amortization expense during fiscal year 2014 can largely be attributed to the following:

•	Depreciation expense decreased $1.0 million due to the divestiture of Maine Energy in the third quarter of fiscal year 2013, which reduced our depreciable asset base for all of fiscal year 2014.

•	Landfill amortization expense increased $3.5 million due to: an increase in landfill volumes in the Eastern region and at certain of our landfills within the Western region; an increase in estimated costs associated with a landfill in closure status in the Eastern region; and additional post-closure costs associated with the extension of our post-closure commitment at various closed landfills.

•	Other amortization expense increased $1.3 million associated with an increase in our intangible assets due to acquisitions made in fiscal year 2014 and the acquisition of BBI in December 2012.

The change in the components of depreciation and amortization expense during fiscal year 2013 can largely be attributed to the following:

•	Depreciation expense decreased $3.8 million due to the Maine Energy impairment in the fourth quarter of fiscal year 2012 and Maine Energy’s ultimate divestiture in the third quarter of fiscal year 2013, which reduced our depreciable asset base.

•	Landfill amortization expense increased $1.3 million due to higher landfill volumes within the Eastern region, primarily at our Southbridge landfill.

•	Other amortization expense increased $0.7 million due to an increase in our intangible assets due primarily to the BBI acquisition.

Development Project Charge

In fiscal year 2014, we recorded a charge of $1.4 million for deferred costs associated with a gas pipeline development project no longer deemed viable. In fiscal year 2012, we recorded a charge of $0.1 million for deferred costs associated with certain development projects no longer deemed viable.

As of April 30, 2014 and 2013, we had $0.0 million and $1.6 million of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

Severance and Reorganization Costs

In fiscal year 2014, we recorded a charge of $0.6 million for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”). In fiscal 2013, we recorded a charge of $3.7 million for severance costs associated primarily with the realignment of our operations in order to streamline functions and improve our cost structure, the closure of Maine Energy and a reorganization of senior management. Through the realignment of our operations we improved certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs.

We have liabilities associated with severance and reorganization as of April 30, 2014 and 2013, which are recorded in other accrued liabilities, of $0.5 million and $0.7 million.

Environmental Remediation Charge

The $0.4 million environmental remediation charge recorded in fiscal year 2014 is associated with the remediation at our Southbridge landfill as discussed in Legal Proceedings included under Part I, Item 3 of this Annual Report on Form 10-K.

Expense from Divestiture, Acquisition and Financing Costs

The $0.1 million expense from divestiture, acquisition and financing costs recorded in fiscal year 2014 is primarily associated with legal costs related to the acquisition of the remaining 50% membership interest of Tompkins.

The $1.4 million expense from divestiture, acquisition and financing costs recorded in fiscal year 2013 is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the attempted refinancing of 11.0% senior second lien notes (“Second Lien Notes”) in the first quarter of fiscal year 2013, $0.6 million of legal costs associated with the Maine Energy divestiture transaction, and $0.5 million of costs associated with the BBI acquisition.

Asset Impairment Charge

In April 2014, we initiated a plan to wind down the operations of CARES. As a result, it was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment. The impairment was measured based on the asset group’s highest and best use under the market approach. We recorded an impairment charge of $7.5 million in fiscal year 2014 to the asset group of CARES in the Western region.

We plan to abandon the operations of CARES in fiscal year 2015, at which point we expect to record the results of operations of CARES in discontinued operations.

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

Legal Settlement

In fiscal year 2012, our legal settlement expense increased $1.4 million due to legal settlements with Town of Seneca, New York and the Vermont Attorney General’s Office.

Gain on Settlement of Acquisition Related Contingent Consideration

In the fourth quarter of fiscal year 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business earlier in fiscal year 2014. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in fiscal year 2014.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $3.5 million and $3.6 million for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The decrease in interest expense, net during fiscal year 2014 can largely be attributed to lower interest rates associated with the refinancing in October and November 2012 of $180.0 million in aggregate principal balance Second Lien Notes. Interest savings were partially offset by an increase in interest expense associated with higher average debt balances in fiscal year 2014, associated primarily with borrowings under our amended and restated senior secured revolving credit facility (the “2011 Revolver”) to help fund operations and meet cash flow needs.

The decrease in interest expense, net during fiscal year 2013 can largely be attributed to lower interest rates associated with the redemption in October and November of 2012 of the Second Lien Notes. The interest savings related to the redemption were partially offset by an increase in interest expense associated with higher average debt balances in fiscal year 2013, associated primarily with borrowings under the 2011 Revolver to redeem the Second Lien Notes and help fund operations and meet cash flow needs, and the conversion from a variable rate to a five year fixed term interest rate of 6.25% per annum on the $21.4 million Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”).

Loss from Equity Method Investment and Gain on Sale of Equity Method Investment

In fiscal year 2014, we sold our 50% membership interest in GreenFiber and purchased the remaining 50% membership interest of Tompkins, both of which were previously accounted for using the equity method of accounting.

As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in fiscal year 2014. Additionally, as a result of the sale, we and LP no longer guarantee up to $0.8 million in support of GreenFiber’s term loan associated with an amended loan and security agreement, and are no longer committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement.

As a result of the purchase of the remaining 50% membership interest of Tompkins, we no longer account for our investment in Tompkins using the equity method of accounting and began including the accounts of Tompkins in our consolidated financial statements.

Prior to these transactions, we recorded a loss from our equity method investments of $0.9 million in fiscal year 2014.

The improvement in fiscal year 2013 from fiscal year 2012 was largely due to GreenFiber impairing the entire amount of their goodwill in December 2011. We recorded our $5.1 million portion of the impairment charge in fiscal year 2012. The operational performance of GreenFiber, although improved from fiscal year 2012, had continued to be negatively impacted by the depressed manufactured home market and lack of new home construction.

Impairment of Equity Method Investment

In fiscal year 2012, GreenFiber performed a test for goodwill impairment and based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10.7 million as impairment on equity method investment in fiscal year 2012.

Loss on Derivative Instruments

In fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were previously being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million, and the agreements require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016.

During fiscal year 2013, we dedesignated both of these $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as a (gain) or loss on derivative instruments.

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

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes from continuing operations increased $4.3 million in fiscal year 2014 to $1.8 million from ($2.5) million in fiscal year 2013, and decreased $4.1 million in fiscal year 2013 to ($2.5)

million from $1.6 million in fiscal year 2012. The change in the provisions between the fiscal years is primarily related to a ($5.1) million deferred tax benefit in 2013 due to a reduction of the valuation allowance in connection with the recording of deferred tax liabilities related to the BBI acquisition, offset by $0.8 million in current provision in 2013 related to a settlement with the State of New York for corporate franchise tax for tax years April 30, 2004 through April 30, 2010. The provision (benefit) for income taxes for fiscal years 2014 and 2013 includes deferred tax provisions of $1.6 million and $1.5 million, respectively, due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Income (Loss) from Discontinued Operations, net

Discontinued operations in fiscal years 2014, 2013 and 2012 represents the result of operations related to the business disposition of BioFuels. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy, pursuant to which we agreed to sell certain assets of BioFuels, which is located in our Eastern region, to ReEnergy.

Our loss from discontinued operations, net in fiscal year 2013 includes a $3.3 million loss associated with the adjustment to the carrying value of BioFuels to its fair value as a result of the planned business disposition of BioFuels.

The operating results of the operations discussed above have been included in discontinued operations in the accompanying consolidated financial statements.

(Loss) Gain on Disposal of Discontinued Operations

We recognized a $0.4 million loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the BioFuels disposition.

Our gain on disposal of discontinued operations in fiscal year 2012 was the result of an additional working capital adjustment of $0.1 million (net of tax), which related to our subsequent collection of receivable balances that were released to us for collection, and a working capital adjustment combined with other legal expenses totaling $0.6 million (net of tax) related to the sale of non-integrated recycling assets and select intellectual property assets.

Segment Reporting

The following table provides revenues and operating (loss) income (in millions) based on our segments for fiscal years 2014, 2013 and 2012:

	Revenues			Operating Income (Loss)
	Fiscal Year Ended April 30
Segment	2014	2013	2012	2014	2013	2012
Eastern	$147.3	$129.9	$127.9	$(1.1)	$(5.3)	$(43.6)
Western	216.9	205.7	212.3	13.3	20.1	29.7
Recycling	43.8	42.3	52.2	(2.4)	(0.7)	5.1
Other	89.6	77.4	75.6	2.1	(1.7)	(2.2)

Total	$497.6	$455.3	$468.0	$11.9	$12.4	$(11.0)

Eastern Region

Our Eastern region revenues increased $17.4 million, or 13.4%, and $2.0 million, or 1.6%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for the Fiscal Years Ended 2014 vs. 2013		Period-to-Period Change for the Fiscal Years Ended 2013 vs. 2012
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$—	0.0%	$0.7	0.5%
Volume	11.0	8.5%	0.9	0.7%
Fuel oil and recovery fee	(0.2)	(0.2)%	—	0.0%
Commodity price & volume	0.1	0.1%	(1.1)	(0.8)%
Acquisitions & divestitures	7.0	5.4%	5.6	4.4%
Closed landfill	(0.5)	(0.4)%	(4.1)	(3.2)%

Total solid waste	$17.4	13.4%	$2.0	1.6%

Price.

•	The price change component in Eastern region solid waste revenue growth for fiscal year 2014 is the result of $0.6 million from favorable collection pricing, offset by $0.6 million from unfavorable disposal pricing related primarily to landfills.

•	The price change component in Eastern region solid waste revenue growth for fiscal year 2013 is primarily the result of $1.1 million from favorable collection pricing, partially offset by $0.4 million from unfavorable disposal pricing.

Volume.

•	The volume change component in Eastern region solid waste revenue growth for fiscal year 2014 is the result of $7.9 million from higher disposal volumes (of which $7.2 million relates to higher landfill volumes and $3.6 million relates to higher transfer station volumes, partially offset by $2.9 million in volumes that were not retained after the divestiture of Maine Energy), $2.8 million from higher collection volumes and $0.3 million from higher processing volumes.

•	The volume change component in Eastern region solid waste revenue growth for fiscal year 2013 is the result of $3.5 million from higher disposal volumes (of which $6.1 million relates to higher landfill volumes and $1.2 million relates to higher transfer station volumes, partially offset by $3.8 million in volumes that were not retained after the divestiture of Maine Energy), partially offset by $2.6 million from lower collection volumes.

Commodity price and volume.

•	The commodity price and volume change component in Eastern region solid waste revenue growth for fiscal year 2014 remained consistent year over year with increased revenues from higher commodity volumes slightly eclipsing decreased revenues from unfavorable pricing.

•	The commodity price and volume change component in Eastern region solid waste revenue growth for fiscal year 2013 is the result of lower commodity volumes associated with power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Eastern region solid waste revenue growth for fiscal year 2014 is the result of $14.4 million from the acquisition of BBI, partially offset by $7.4 million from the divestiture of Maine Energy.

•	The acquisitions and divestitures change component in Eastern region solid waste revenue growth for fiscal year 2013 is the result of $7.1 million from the acquisition of BBI, partially offset by $1.5 million from the divestiture of Maine Energy.

Closed landfill.

•	The closed landfill change component in total solid waste revenue growth for fiscal years 2014 and 2013 is the result of a landfill that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited in fiscal year 2014 as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June 2013 and ceased placing tons in April 2014.

Eastern region operating loss for fiscal year 2014 decreased by $4.2 million. The change to operating loss in fiscal year 2014 is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $19.1 million in fiscal year 2014 when compared to fiscal year 2013 due primarily to: an increase in third-party direct costs associated with higher disposal volumes from organic customer growth and the acquisition of BBI and other operations, partially offset by a reduction of transportation costs associated with the divestiture of Maine Energy; and an increase in direct operational costs including labor, fuel, equipment rentals, landfill gas treatment costs at one of our landfills and fleet maintenance and repair costs associated with the integration of the BBI vehicle fleet, partially offset by a reduction of facility costs associated with the divestiture of Maine Energy.

•	General and administration: General and administration costs increased $0.9 million in fiscal year 2014 when compared to fiscal year 2013 due primarily to additional personnel costs associated with the BBI acquisition and an increase in estimated incentive compensation costs.

•	Depreciation and amortization: Depreciation and amortization costs increased $1.4 million in fiscal year 2014 when compared to fiscal year 2013 due to the following: an increase in landfill amortization costs associated with higher landfill volumes; an increase in estimated costs associated with a landfill in closure status; and depreciation expense savings associated with the divestiture of Maine Energy.

•	Other: Other charges impacting operating loss in fiscal year 2014 when compared to fiscal year 2013 include: a $1.4 million write off of deferred costs in fiscal year 2014 associated with a gas pipeline development project no longer deemed to be viable; a $0.4 million environmental remediation charge recorded in fiscal year 2014 associated with the remediation of our Southbridge landfill; severance costs associated primarily with realignment and the streamlining of functions to improve our cost structure and the divestiture of Maine Energy in the third quarter of fiscal year 2013; legal costs associated with the Maine Energy divestiture transaction; and costs associated directly with the BBI acquisition.

Eastern region operating loss for fiscal year 2013 decreased $38.3 million. The change to operating loss in fiscal year 2013 is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $1.0 million in fiscal year 2013 when compared to fiscal year 2012 due primarily to: an increase in third-party direct costs associated with higher disposal volumes associated with the acquisition of BBI; and an increase in direct operational, integration and compliance costs associated with the acquisition of BBI, partially offset by a reduction of facility costs associated with the divestiture of Maine Energy.

•	Depreciation and amortization: Depreciation and amortization costs decreased $1.7 million in fiscal year 2013 when compared to fiscal year 2012 due to the impairment and ultimate divestiture of Maine Energy in fiscal year 2013, which reduced the depreciable asset base. This was partially offset by increased landfill amortization expense due to increased landfill volumes, primarily at our Southbridge landfill.

•

Other: Other charges impacting operating loss in fiscal year 2013 when compared to fiscal year 2012 include: a $40.7 million impairment charge to the Maine Energy asset group recorded in fiscal year 2012 and a $1.3 million severance charge associated with the divestiture of Maine Energy and the realignment recorded in the second quarter of fiscal year 2013.

Western Region

Our Western region revenues increased $11.1 million, or 5.4%, and decreased $6.6 million, or 3.1%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for the Fiscal Years Ended 2014 vs. 2013		Period-to-Period Change for the Fiscal Years Ended 2013 vs. 2012
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$2.4	1.2%	$0.7	0.3%
Volume	6.3	3.1%	(10.8)	(5.1)%
Fuel and oil recovery fee	(0.4)	(0.2)%	—	0.0%
Commodity price & volume	0.5	0.2%	(0.8)	(0.4)%
Acquisitions & divestitures	2.3	1.1%	4.3	2.1%

Total solid waste	$11.1	5.4%	$(6.6)	(3.1)%

Price.

•	The price change component in Western region solid waste revenue growth for fiscal year 2014 is the result of $2.3 million from favorable collection pricing and $0.1 million from favorable disposal pricing related primarily to transfer stations.

•	The price change component in Western region solid waste revenue decline for fiscal year 2013 is the result of $0.9 million from favorable collection pricing, partially offset by $0.2 million from unfavorable disposal pricing largely related to landfills.

Volume.

•	The volume change component in Western region solid waste revenue growth for fiscal year 2014 is the result of $5.6 million from higher disposal volumes (of which $3.0 million relates to landfill volumes, $1.6 million relates to transfer station volumes and $0.9 million relates to transportation volumes), $0.5 million from higher processing volumes and $0.2 million from higher collection volumes.

•	The volume change component in Western region solid waste revenue decline for fiscal year 2013 is primarily the result of $7.7 million from lower disposal volumes, of which $7.0 million relates to landfill volumes, and $4.9 million from lower collection volumes, partially offset by $1.8 million from higher processing volumes.

Fuel and oil recovery fee.

•	Solid waste revenues in fiscal year 2014 generated by our fuel and oil recovery fee program in the Western region, which is based on a fuel index, decreased when compared to the prior fiscal year as our floating rate recovery fee declined in response to lower diesel fuel index prices on which the surcharge is based.

Commodity price and volumes.

•	The commodity price and volume change component in Western region solid waste revenue growth for fiscal year 2014 is the result of $2.2 million from favorable commodity pricing, primarily within power generation, partially offset by $1.7 million from lower volumes within power generation and processing.

•	The commodity price and volume change component in Western region solid waste revenue decline for fiscal year 2013 is the result of $1.4 million from unfavorable commodity pricing within processing, $0.3 million from lower processing volumes and $0.1 million from lower power generation volumes, partially offset by $1.0 million from favorable commodity pricing within power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Western region solid waste revenue growth for fiscal year 2014 is the result of $2.3 million in higher collection revenues from the acquisition of various tuck-in collection operations.

•	The acquisitions and divestitures change component in Western region solid waste revenue decline for fiscal year 2013 is the result of $4.3 million in increased revenues due to acquisitions.

Western region operating income for fiscal year 2014 decreased by $6.8 million. The change to operating income in fiscal year 2014 is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $12.0 million in fiscal year 2014 when compared to fiscal year 2013 due primarily to: an increase in third-party direct costs related to increased collection and transfer station volumes, a shift in volumes to external haulers, and an increase in state, local and other disposal fees associated with higher taxes due to a shift in mix type; an increase in direct operational costs associated with higher labor, equipment rentals and leases, depletion of landfill operating lease obligations and host community fees; and an increase in vehicle and facility maintenance costs.

•	General and administration: General and administration costs increased by $2.0 million in fiscal year 2014 when compared to fiscal year 2013 due primarily to: an increase in personnel costs, including recruitment and relocation costs, and an increase in bad debt expense due primarily to collectability issues associated with two disposal customers.

•	Depreciation and amortization: Depreciation and amortization costs increased by $2.2 million in fiscal year 2014 when compared to fiscal year 2013 due to primarily to increased landfill amortization associated with the allocation of landfill volumes within the Western region.

•	Other: Other charges impacting operating income in fiscal year 2014 when compared to fiscal year 2013 include the CARES impairment, severance costs associated with realignment and streamlining of functions to improve our cost structure in fiscal year 2013.

Western region operating income for fiscal year 2013 decreased by $9.6 million. The change to operating income in fiscal year 2013 is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $1.9 million when comparing fiscal year 2013 to fiscal year 2012 due primarily to: an increase in direct operational costs associated with higher labor and related benefit costs related to healthcare and equipment rental and lease costs; an increase in vehicle maintenance costs due to fleet maintenance; a decrease in the gain related to the sale of fixed assets; and a decrease in third-party direct costs related to lower collection and disposal volumes.

•	General and administration: General and administration costs decreased by $1.5 million when comparing fiscal year 2013 to fiscal year 2012 due primarily to additional cost savings associated with the realignment and streamlining of functions to improve our cost structure in the second quarter of fiscal year 2013.

•	Depreciation and amortization: Depreciation and amortization costs increased slightly when comparing fiscal year 2013 to fiscal year 2012 due to an increase in depreciation expense associated with timing and an increase in the Western region depreciable asset base associated with acquisitions and capital expenditures, partially offset by a decrease in landfill amortization associated with a decrease in volumes at our landfills.

•	Other: Other charges impacting operating income when comparing fiscal year 2013 to fiscal year 2012 include severance costs associated primarily with realignment and streamlining of functions to improve our cost structure in fiscal year 2013 and a legal settlement reached with the Town of Seneca, New York.

Recycling

Recycling revenues increased $1.5 million, or 3.5%, and decreased $9.9 million, or 19.0%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The increase in Recycling revenues for fiscal year

2014 is due to higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins. The decrease in Recycling revenues for fiscal year 2013 is due to lower commodity prices in the marketplace, partially offset by higher commodity volumes.

Recycling operating loss for fiscal year 2014 increased by $1.7 million when compared to the respective prior fiscal year due to extended inclement weather that resulted in lower operating productivity and reduced processing throughput, along with unplanned maintenance activities.

Recycling operating loss for fiscal year 2013 increased by $5.8 million when compared to the respective prior fiscal year due to lower revenues associated primarily with declining commodity prices in the marketplace, partially offset by a reduction in cost of operations related primarily to lower recycled material costs.

Other

Other revenues increased $12.2 million, or 15.8%, and $1.8 million, or 2.4%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The increase in Other revenues for fiscal year 2014 was primarily the result of higher volumes within our Organics business and organic growth and the acquisition of an industrial service management business within our Customer Solutions business in fiscal year 2014. The increase in Other revenues for fiscal year 2013 was the result of higher volumes within our Organics business, partially offset by lower volumes through our Customer Solutions business.

Other operating income for fiscal year 2014 increased by $3.8 million as increased revenues, combined with cost savings associated with a change in our organizational and management structure and the head count reduction that took place as a part of the reorganization fiscal year 2013, more than offset increased hauling and transportation costs associated with our Organics business and transportation services and increased third-party direct costs associated with the acquisition of an industrial service management business within our Customer Solutions business.

Other operating loss for fiscal year 2013 decreased by $0.6 million as increased revenues, combined with cost savings related to: lower labor, benefits and other personnel costs associated with the realignment and head count reduction in fiscal year 2013; lower maintenance costs; lower depreciation expense; and a legal settlement associated with the Vermont Attorney General matter in fiscal year 2012. This more than offset increased third-party direct costs associated with higher commodity volumes within our Organics business, severance costs associated with the reorganization of senior management and increased equity compensation costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for vehicles, debt service costs, landfill development and cell construction, as well as site and cell closure. We generally meet our liquidity needs from operating cash flows or from our 2011 Revolver.

Fiscal Year 2014 Financing Activities

Amendment of Senior Credit Facility

We entered into a third amendment under our revolving credit and letter of credit facility due March 18, 2016 (‘Senior Credit Facility”) on June 25, 2013. The amendment adjusted our financial covenants, loosening our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and tightening our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed capital expenditures. As of April 30, 2014, these covenants restrict capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.15, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

Fiscal Year 2013 Financing Activities

Amendment of Senior Credit Facility

We entered into a second amendment and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants.

Redemption of Second Lien Notes

We initiated a cash tender and consent solicitation on September 24, 2012 for our then outstanding $180.0 million Second Lien Notes (“Tender Offer”). On October 9, 2012 we repurchased $107.3 million of our then outstanding Second Lien Notes through the Tender Offer. Holders who tendered the Second Lien Notes prior to the early tender date received $1,060 for each $1,000 in principal amount of Second Lien Notes repurchased, which included an early tender premium of $30 per $1,000 in principal amount of Second Lien Notes, plus accrued and unpaid interest to, but not including the early tender offer settlement date. On November 8, 2012, we repurchased the remaining $72.7 million aggregate principal amount of our then outstanding Second Lien Notes. The remaining holders who tendered the Second Lien Notes received $1,055 for each $1,000 in principal amount of Second Lien Notes repurchased, plus accrued and unpaid interest to, but not including the redemption date.

On October 3, 2012, in a registered public offering we sold 11.5 million shares of Class A common stock at an average price of $4.00 per share. On October 9 2012, we completed the offering of an additional $125.0 million aggregate principal amount of our 7.75% senior subordinated notes due 2019 (“2019 Notes”). The 2019 Notes were issued at a discount of $1.9 million, which is amortized to interest expense over the life of the 2019 Notes commencing February 15, 2013. The net proceeds from the offering of additional 2019 Notes were used to pay for the early tender of our Second Lien Notes and, together with $50.0 million of 2011 Revolver borrowings, the $42.2 million of net equity proceeds from the registered public offering and sale of Class A common stock referenced above and other available funds, to redeem our remaining Second Lien Notes and to pay related transaction costs.

Vermont Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Vermont Economic Development Authority, of $16.0 million aggregate principal amount of its Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds were issued pursuant to an indenture dated as of March 1, 2013. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in Vermont since October 5, 2011. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Business Finance Authority of the State of New Hampshire, of $5.5 million aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”). The New Hampshire Bonds were issued pursuant to an indenture dated as of March 1, 2013. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in New Hampshire since October 5, 2011. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

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

Refinancing of Maine Bonds

On February 1, 2012, we converted the interest rate period on, and remarketed, $21.4 million aggregate principal amount of the original $25.0 million Bonds. The mandatorily tendered Bonds were converted from a variable rate to a five year fixed term interest rate of 6.25% per annum on the FAME Bonds 2005R-2 and included additional covenants and credit support for the benefit of the holders of those FAME Bonds 2005R-2, including guarantees by certain of our subsidiaries. The FAME Bonds 2005R-2 are no longer secured by a letter of credit issued by our administrative agent bank. The remaining $3.6 million of outstanding Bonds (“FAME Bonds 2005R-1”) will remain as variable rate bonds secured by a letter of credit issued by a bank. The FAME Bonds 2005R-1 and 2005R-2 mature on January 1, 2025. We recorded a charge of $0.3 million as a loss on debt extinguishment in the fourth quarter of fiscal year 2012 related primarily to the non-cash write off of unamortized deferred financing costs associated with the original issuance of the Bonds.

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

Outstanding Long-Term Debt

2011 Senior Secured Revolving Credit Facility. The 2011 Revolver is a $227.5 million component of our Senior Credit Facility. We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100.0 million, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

As of April 30, 2014, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended April 30, 2014	Covenant Requirements at April 30, 2014
Interest coverage	2.82	2.25 Min.
Total funded debt / Bank-defined cash flow metric (1)	5.04	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.82	2.50 Max.
Capital expenditures	$46.0	$74.5 Million Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, April 30, 2014. A reconciliation of net cash provided by operating activities to bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended April 30, 2014
Net cash provided by operating activities	$49.6

Changes in assets and liabilities, net of effects of acquisitions and divestitures	9.2
Gain on sale of property and equipment	0.8
Gain on sale of equity method investment	0.6
Asset impairment charge	(7.5)
Stock based compensation and related severance expense, net of excess tax benefit	(2.4)
Development project charge	(1.4)
Loss on derivative instruments	(0.3)
Interest expense, less discount on second lien notes and senior subordinated notes	37.9
Benefit for income taxes, net of deferred taxes	0.2
Gain on settlement of acquisition related contingent consideration	1.1
EBITDA adjustment as allowed by senior credit facility agreement	4.0
Other adjustments as allowed by senior credit facility agreement	9.3

Bank-defined cash flow metric	$101.1

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2014, we were in compliance with all covenants under the indenture governing the Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Further advances were available under the 2011 Revolver in the amount of $58.9 million as of April 30, 2014. The available amount is net of outstanding irrevocable letters of credit totaling $34.7 million as of April 30, 2014, at which date no amount had been drawn.

2019 Notes. As of April 30, 2014, we had outstanding $325.0 million aggregate principal amount of 2019 Notes due February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Maine Bonds. As of April 30, 2014, we had outstanding $21.4 million aggregate principal amount of the FAME Bonds 2005R-2. The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of April 30, 2014, we had outstanding $3.6 million aggregate principal amount of the FAME Bonds 2005R-1. The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

Vermont Bonds. As of April 30, 2014, we had outstanding $16.0 million aggregate principal amount of the Vermont Bonds. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of April 30, 2014, we had outstanding $5.5 million aggregate principal amount of the New Hampshire Bonds. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for fiscal years 2014, 2013 and 2012, respectively (in millions):

	Fiscal Year Ended April 30,
	2014	2013	2012
Net cash provided by operating activities	$49.6	$43.9	$64.2
Net cash used in investing activities	$(57.9)	$(89.5)	$(70.6)
Net cash provided by financing activities	$9.0	$44.9	$10.2
Net cash used in discontinued operations	$—	$(2.2)	$(1.0)

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $5.7 million and decreased by $20.3 million for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The most significant items affecting the change in our operating cash flows for fiscal years 2014 and 2013 when compared to the respective prior fiscal year are summarized below (in millions):

	Fiscal Year Ended April 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(27.4)	$(54.5)	$(77.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(0.3)	4.5	0.6
Loss (gain) on disposal of discontinued operations, net of tax	0.4	—	(0.7)
Gain on sale of property and equipment	(0.8)	(0.4)	(1.0)
Depreciation and amortization	60.3	56.6	58.4
Depletion of landfill operating lease obligations	9.9	9.4	8.5
Interest accretion on landfill and environmental remediation liabilities	4.0	3.7	3.5
Asset impairment charge	7.5	—	40.7
Development project charge	1.4	—	0.1
Gain on settlement of acquisition related contingent consideration	(1.1)	—	—
Amortization of discount on senior subordinated notes and second lien notes	0.2	0.6	1.0
Loss from equity method investments	0.9	4.4	10.0
Impairment of equity method investment	—	—	10.7
Gain on sale of equity method investment	(0.6)	—	—
Loss on derivative instruments	0.3	4.5	—
Loss on debt extinguishment	—	15.6	0.3
Stock-based compensation and related severance expense	2.4	2.5	1.9
Excess tax benefit on the vesting of share based awards	—	(0.1)	(0.3)
Deferred income taxes	1.6	(3.5)	1.8

Adjusted net loss before changes in assets and liabilities, net	58.7	43.3	57.9
Changes in assets and liabilities, net	(9.1)	0.6	6.3

Net cash provided by operating activities	$49.6	$43.9	$64.2

Cash interest payments.

•	Interest payments decreased $6.2 million in fiscal year 2014 when compared to the prior fiscal year due to the timing of payments, as well as lower interest rates as a result of the refinancing in October and November of 2012 of $180.0 million in aggregate principal balance of 11.0% Second Lien Notes. This reduction was partially offset by an increase in interest payments associated with higher average debt balances.

•	Interest payments increased $0.6 million in fiscal year 2013 when compared to the prior fiscal year due to increased debt levels, the conversion of our Bonds from a variable rate to a five year fixed term interest rate of 6.25% per annum in February 2012 and the timing of payments.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures.

•

Our cash flows from operating activities were unfavorably impacted $9.1 million in fiscal year 2014 by changes in our assets and liabilities. This was due to unfavorable impacts related to accrued expenses and other liabilities (which are affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued final capping, closure, and post-closure costs), accounts receivable (which are affected by both revenue changes and timing of payments received), accounts payable (which are affected by both cost changes and timing of payments) and prepaid expenses, inventories and other assets (which were affected primarily by the timing of payments and expense recognition). This is compared to fiscal year 2013, when our cash flows from operating activities were favorably impacted $0.6 million by changes in our assets and liabilities. The unfavorable change of $9.7 million is due to the unfavorable $4.3 million impact associated with the change in accounts payable, the unfavorable $4.5 million impact associated with the change in prepaid expenses, inventories and other assets and the unfavorable $3.6 million impact associated with the change in accounts receivable, partially offset by the favorable $2.7 million impact associated with the change in accrued expenses and other liabilities.

•	Our cash flows from operating activities were favorably impacted $0.6 million in fiscal year 2013 by changes in our assets and liabilities. This was due to favorable impacts related to our accounts payable (which were affected by both cost changes and timing of payments), prepaid expenses, inventories and other assets (which were affected primarily by the timing of payments, expense recognition) and accounts receivable (which were affected by both revenue changes and timing of payments received). This was partially offset by the unfavorable impact related to accrued expenses and other liabilities (which were affected primarily by cost changes such as interest, the timing of payments, and changes related to accrued final capping, closure, and post-closure costs). This is compared to fiscal year 2012, when our cash flows from operating activities were favorably impacted $6.3 million by changes in our assets and liabilities. The unfavorable change of $5.7 million is largely due to the unfavorable $7.3 million impact associated with the change in accounts receivable and the unfavorable $2.0 million impact associated with the change in accrued expenses and other liabilities, partially offset by the favorable $3.7 million impact associated with the change in prepaid expenses, inventories and other assets.

Net cash used in investing activities. Cash flows used in investing activities decreased by $31.6 million and increased by $18.9 million for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The most significant items affecting the change in our investing cash flows for fiscal year 2014 when compared to the prior fiscal year are summarized below:

•	Acquisitions, net of cash acquired. During fiscal year 2014, we acquired various businesses including several solid waste hauling operations, a transfer station, a MRF and an industrial service management business (included in the Other segment) for total consideration of $10.1 million, of which we have made $8.5 million in cash payments. In the fourth quarter of fiscal year 2014, we recovered $0.2 million of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business in fiscal year 2014. This is compared to fiscal year 2013, when we acquired six solid waste hauling operations in the Western region and acquired all of the outstanding capital stock of BBI in the Eastern region for total consideration of $28.0 million, of which we paid $24.8 million in cash and made $0.5 million in holdback payments in fiscal year 2013.

•	Investments in unconsolidated entities. During fiscal year 2014, we made investments in unconsolidated entities totaling $2.1 million compared to $3.2 million in fiscal year 2013.

•	Capital expenditures. Lower capital expenditures of $9.1 million in fiscal year 2014 related primarily to the timing of landfill development projects and a decrease in spending related to facilities.

The most significant items affecting the change in our investing cash flows for fiscal year 2013 when compared to the prior fiscal year are summarized below:

•	Acquisitions, net of cash acquired. During fiscal year 2013, we acquired six solid waste hauling operations in the Western region and acquired all of the outstanding capital stock of BBI in the Eastern region for total consideration of $28.0 million, of which we paid $24.8 million in cash and made $0.5 million in holdback payments. During fiscal year 2012, we acquired five solid waste hauling operations and completed the acquisition of the McKean County landfill business in Pennsylvania by acquiring additional equipment not included in the original transaction for total consideration of $2.2 million, of which we paid $2.1 million in cash.

•	Investments in unconsolidated entities. During fiscal year 2013, we made investments in unconsolidated entities totaling $3.2 million compared to $5.0 million in fiscal year 2012.

•	Capital expenditures. Lower capital expenditures of $3.4 million in fiscal year 2013 related primarily to the timing of projects and a decrease in spending related to the divestiture of Maine Energy.

Net cash provided by financing activities. Cash flows provided by financing activities decreased $35.9 million and increased $34.7 million, respectively, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The most significant items affecting the change in our financing cash flows for fiscal year 2014 when compared to the prior fiscal year are summarized below:

•	Stock issuance. We sold 11.5 million shares of Class A common stock in fiscal year 2013 and received net proceeds from the registered public offering of $42.2 million, after deducting underwriting discounts, commissions and offering expenses.

•	Debt activity. We experienced a reduction in both debt payments, by $208.5 million, due largely to the full redemption of the Second Lien Notes in fiscal year 2013, and debt borrowings, by $214.7 million, due largely to the offering of $125.0 million in additional 2019 Notes in fiscal year 2013, resulting in a $6.2 million decrease in cash flows related to debt activity compared to the prior fiscal year.

•	Payment of financing costs. We made lower payments of financing costs of $4.2 million in fiscal year 2014 due largely to the offering of $125.0 million in additional 2019 Notes in fiscal year 2013.

•	Tender premium and costs. We paid a tender premium and tender costs of $10.7 million in fiscal year 2013 in connection with the redemption of the Second Lien Notes.

The most significant items affecting the change in our financing cash flows for fiscal year 2013 when compared to the prior fiscal year are summarized below:

•	Stock issuance. We sold 11.5 million shares of Class A common stock in fiscal year 2013 through a registered public offering and received net proceeds of $42.2 million after deducting underwriting discounts, commissions and offering expenses.

•	Debt activity. We increased debt borrowings by $212.8 million, associated primarily with the following fiscal year 2013 activity: the offering of $125.0 million in additional 2019 Notes; the issuance of $16.0 million in Vermont Bonds; the issuance of $5.5 million in New Hampshire Bonds; and additional 2011 Revolver borrowings. This more than offset the $208.1 million in increased debt payments associated primarily with the full redemption of the Second Lien Notes and the pay down of the 2011 Revolver with proceeds from the issuance of the New Hampshire Bonds and Vermont Bonds in fiscal year 2013.

•	Payment of financing costs. We made higher payments of financing costs of $3.0 million in fiscal year 2013 associated primarily with the offering of $125.0 million in additional 2019 Notes.

•	Tender premium and costs. We paid a tender premium and tender costs of $10.7 million in fiscal year 2013 in connection with the redemption of the Second Lien Notes.

Net cash used in discontinued operations. Cash flows used in discontinued operations decreased $2.2 million and increased $1.2 million, respectively, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. These fluctuations in net cash flows from discontinued operations are the result of the business disposition of BioFuels in exchange for a $2.0 million note receivable, which is being paid to us in equal quarterly installments over five years commencing November 1, 2013.

Hedging

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. During fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. As of April 30, 2014, we are not party to any interest rate swaps designated as effective cash flow or fair value hedges.

We use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of April 30, 2014, we are not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of April 30, 2014 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending April 30,
	2015	2016-2017	2018-2019	Thereafter	Total
Long-term debt and capital leases	$885	$135,551	$325,446	$47,628	$509,510
Interest obligations (1)	33,589	60,616	51,266	23,902	169,373
Non-cancellable operating leases (2)	11,279	19,627	21,402	98,562	150,870
Capping / closure / post-closure	7,312	5,819	12,251	104,485	129,867

Total contractual cash obligations (3)	$53,065	$221,613	$410,365	$274,577	$959,620

(1)	Interest obligations based on debt and capital lease balances as of April 30, 2014. Interest obligations related to variable rate debt were calculated using variable rates in effect at April 30, 2014.
(2)	Includes obligations related to landfill operating lease contracts.
(3)	Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in fiscal year 2015.

In addition to the above obligations, we have unrecognized tax benefits at April 30, 2014 of approximately $0.8 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at April 30, 2014, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2 and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2 and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of April 30, 2014, that dollar amount was $49.6 million.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 3 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Landfills

The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs based on the amount a third-party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each final capping event and the timing of construction related to each final capping event and of closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of construction of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.

Landfill Development Costs

We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity. This estimate of landfill development costs include costs to develop each of our landfill sites, including such costs related to landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure. Additionally, landfill development costs include all land purchases within the landfill footprint and the purchase of any required landfill buffer property. The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest.

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.

Final Landfill Capping Costs

Final capping activities include the installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Final capping activities occur throughout the life of the landfill. Our engineering personnel estimate the cost for each final capping event based on the acreage to be capped and the final capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each final capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

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

For unpermitted airspace to be included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.

After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future for each landfill. These rates per ton are updated annually, or more frequently, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates, or related assumptions, prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Environmental Remediation Liabilities

We have recorded environmental remediation liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers.

Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts

Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts, represents its estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past-due receivables are written off when deemed to be uncollectible.

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

If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or a two-step impairment test, to determine whether goodwill impairment exists at the reporting unit.

In the first step (defined as “Step 1”) of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments, and our Recycling segment, and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would perform a second step (defined as “Step 2”) and determine the fair value of the goodwill. In Step 2, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

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

We elected not to perform a qualitative analysis as part of our annual goodwill impairment test in fiscal year 2014. As of April 30, 2014, the Step 1 testing for goodwill impairment performed for the Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that the fair value of the Eastern, Western, Recycling and Customer Solutions reporting units exceeded their carrying values by 25.8%, 34.3%, 8.2% and 74.0%, respectively. The fair value of the Recycling reporting unit, which is allocated $12.3 million of goodwill at April 30, 2014, exceeded its carrying amount by $4.1 million. We incurred no impairment of goodwill as a result of our annual fourth quarter goodwill impairment tests in fiscal years 2014, 2013 or 2012. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Covenants not-to-compete and customer lists are amortized based on the economic benefit provided or the straight-line method over their estimated useful lives, typically no more than 10 years.

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

To determine fair value, we use discounted cash flow analyses and estimates about the future cash flows of the asset or asset group. This analysis includes a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are typically based on financial forecasts developed internally by management. The discount rate used is commensurate with the risks involved. We may also rely on third-party valuations and or information available regarding the market value for similar assets.

If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.

See Note 16 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.

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

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets and/or (iii) a market or income approach, as deemed appropriate.

When we assess the carrying value of our investments for potential impairment, determining the fair value or our investments is reliant upon the availability of market information and/or other information provided by third-parties to be able to develop an estimate of fair value. Additionally, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or other holders of these investments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair values. The current estimates of fair value could differ significantly from the amounts presented.

Self-Insurance Liabilities and Related Costs

We are self-insured for vehicles and workers’ compensation. Our maximum exposure in fiscal year 2014 under the workers’ compensation plan is $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure in fiscal year 2014 under the automobile plan is $1.0 million per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

Income Taxes

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

We account for income tax uncertainties according to guidance on the recognition, de-recognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 15 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.

Contingent Liabilities

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 11 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.

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

The fair value of each stock option is estimated using a Black-Scholes option pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term. See Note 12 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $143.0 million of long-term debt at April 30, 2014. The weighted average interest rate on the variable rate portion of long-term debt was approximately 3.9% at April 30, 2014. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our annual interest expense would increase or decrease by $1.4 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

We are currently party to two forward starting interest rate derivative agreements, which we initially entered into to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. In fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with that portion of the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of April 30, 2014, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on May 1, 2013, the impact on our operating income in fiscal year 2014 is estimated by management to have been approximately $1.5 million based on the observed impact of commodity price changes on operating income margin during fiscal year 2014. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 1992. Based on its assessment, management concluded that, as of April 30, 2014, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of April 30, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm. McGladrey LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statement(s) of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended April 30, 2014, and the financial statement schedule of Casella Waste Systems, Inc. listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ McGladrey LLP

Boston, Massachusetts

June 26, 2014

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2014	April 30, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,464	$1,755
Restricted cash	76	76
Accounts receivable – trade, net of allowance for doubtful accounts of $1,672 and $1,332	52,603	48,689
Refundable income taxes	465	128
Prepaid expenses	7,176	5,711
Inventory	3,905	3,494
Deferred income taxes	2,502	3,730
Other current assets	1,255	901
Current assets of discontinued operations	359	61

Total current assets	70,805	64,545
Property, plant and equipment, net of accumulated depreciation and amortization of $695,935 and $645,567	403,424	422,502
Goodwill	119,139	115,928
Intangible assets, net	13,420	11,674
Restricted assets	681	545
Notes receivable – related party	—	147
Investments in unconsolidated entities	16,752	20,252
Other non-current assets	24,205	27,526
Non-current assets of discontinued operations	1,471	—

Total assets	$649,897	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	April 30, 2014	April 30, 2013

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$885	$1,218
Accounts payable	51,788	51,974
Accrued payroll and related expenses	6,062	3,983
Accrued interest	6,087	6,074
Current accrued capping, closure and post-closure costs	7,312	3,835
Other accrued liabilities	17,612	21,014

Total current liabilities	89,746	88,098

Long-term debt and capital leases, less current maturities	507,134	494,987
Accrued capping, closure and post-closure costs, less current portion	37,342	39,335
Deferred income taxes	6,954	6,798
Other long-term liabilities	17,258	18,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders’ (deficit) equity:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,086,000 and 38,662,000 shares issued and outstanding as of April 30, 2014 and April 30, 2013, respectively	391	387
Class B convertible common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of April 30, 2014 and April 30, 2013, respectively	10	10
Additional paid-in capital	338,625	335,857
Accumulated deficit	(347,472)	(324,377)
Accumulated other comprehensive income (loss)	39	(592)

Total Casella Waste Systems, Inc. stockholders’ (deficit) equity	(8,407)	11,285
Noncontrolling interests	(130)	4,166

Total stockholders’ (deficit) equity	(8,537)	15,451

Total liabilities and stockholders’ (deficit) equity	$649,897	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Fiscal Year Ended April 30,
	2014	2013	2012
Revenues	$497,633	$455,335	$467,950

Operating expenses:
Cost of operations	354,592	323,014	318,068
General and administration	61,865	58,205	60,264
Depreciation and amortization	60,339	56,576	58,415
Asset impairment charge	7,455	—	40,746
Development project charge	1,394	—	131
Severance and reorganization costs	586	3,709	—
Environmental remediation charge	400	—	—
Expense from divestiture, acquisition and financing costs	144	1,410	—
Gain on settlement of acquisition related contingent consideration	(1,058)	—	—
Legal settlement	—	—	1,359

	485,717	442,914	478,983

Operating income (loss)	11,916	12,421	(11,033)

Other expense (income):
Interest income	(312)	(141)	(42)
Interest expense	38,175	41,570	45,008
Loss from equity method investments	936	4,441	9,994
Gain on sale of equity method investment	(593)	—	—
Impairment of equity method investment	—	—	10,680
Loss on derivative instruments	280	4,512	—
Loss on debt extinguishment	—	15,584	300
Other income	(1,059)	(1,036)	(863)

Other expense, net	37,427	64,930	65,077

Loss from continuing operations before income taxes and discontinued operations	(25,511)	(52,509)	(76,110)
Provision (benefit) for income taxes	1,799	(2,526)	1,593

Loss from continuing operations before discontinued operations	(27,310)	(49,983)	(77,703)

Discontinued operations:
Income (loss) from discontinued operations (net of income tax benefit of $0, $0 and $412)	284	(4,480)	(614)
(Loss) gain on disposal of discontinued operations (net of income tax provision of $0, $0 and $489)	(378)	—	725

Net loss	(27,404)	(54,463)	(77,592)

Less: Net loss attributable to noncontrolling interests	(4,309)	(321)	(6)

Net loss attributable to common stockholders	$(23,095)	$(54,142)	$(77,586)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Fiscal Year Ended April 30,
	2014	2013	2012
Net loss attributable to common stockholders:
Continuing operations, net of tax	$(23,001)	$(49,662)	$(77,697)
Discontinued operations, net of tax	(94)	(4,480)	111

Net loss	$(23,095)	$(54,142)	$(77,586)

Weighted average common shares outstanding:
Basic and diluted	39,820	34,015	26,749

Basic and diluted earnings per share:
Continuing operations, net of tax	$(0.58)	$(1.46)	(2.90)
Discontinued operations, net of tax	$(0.00)	(0.13)	0.00

Net loss per common share	$(0.58)	$(1.59)	$(2.90)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Fiscal Year Ended April 30,
	2014	2013	2012
Net loss	$(27,404)	$(54,463)	$(77,592)
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments	(36)	(2,910)	(1,749)
Realized loss (gain) on derivative instruments reclassified into earnings	655	4,247	(578)
Unrealized gain (loss) resulting from changes in fair value of marketable securities	12	23	(3)

Other comprehensive income (loss)	631	1,360	(2,330)

Comprehensive loss	(26,773)	(53,103)	(79,922)
Less: Comprehensive loss attributable to noncontrolling interests	(4,309)	(321)	(6)

Comprehensive loss attributable to common stockholders	$(22,464)	$(52,782)	$(79,916)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Casella Waste Systems, Inc. Stockholders’ (Deficit) Equity
		Class A Common Stock		Class B Common Stock				Accumulated Other Comprehensive Income (Loss)
						Additional Paid-In Capital	Accumulated Deficit		Noncontrolling Interests

	Total	Shares	Amount	Shares	Amount
Balance, April 30, 2011	$93,987	25,589	$256	988	$10	$285,992	$(192,649)	$378	$—

Net loss	(77,592)	—	—	—	—	—	(77,586)	—	(6)
Other comprehensive loss	(2,330)							(2,330)	—
Issuances of Class A common stock	239	402	4	—	—	235	—	—	—
Stock-based compensation	1,855	—	—	—	—	1,855	—	—	—
Contributions from noncontrolling interest holders	1,806	—	—	—	—	—	—	—	1,806
Other	266	—	—	—	—	266	—	—	—

Balance, April 30, 2012	$18,231	25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

Net loss	(54,463)	—	—	—	—	—	(54,142)	—	(321)
Other comprehensive income	1,360	—	—	—	—	—	—	1,360	—
Issuances of Class A common stock	2,840	1,171	12	—	—	2,828	—	—	—
Sale of Class A common stock, net	42,184	11,500	115	—	—	42,069	—	—	—
Stock-based compensation and related severance expense	2,516	—	—	—	—	2,516	—	—	—
Contributions from noncontrolling interest holders	2,687	—	—	—	—	—	—	—	2,687
Other	96	—	—	—	—	96	—	—	—

Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166

Net loss	(27,404)	—	—	—	—	—	(23,095)	—	(4,309)
Other comprehensive income	631	—	—	—	—	—	—	631	—
Issuances of Class A common stock	368	424	4	—	—	364	—	—	—
Stock-based compensation	2,404	—	—	—	—	2,404	—	—	—
Contributions from noncontrolling interest holders	13	—	—	—	—	—	—	—	13

Balance, April 30, 2014	$(8,537)	39,086	$391	988	$10	$338,625	$(347,472)	$39	$(130)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(27,404)	$(54,463)	$(77,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(284)	4,480	614
Loss (gain) on disposal of discontinued operations, net of tax	378	—	(725)
Gain on sale of property and equipment	(840)	(407)	(1,004)
Depreciation and amortization	60,339	56,576	58,415
Depletion of landfill operating lease obligations	9,948	9,372	8,482
Interest accretion on landfill and environmental remediation liabilities	3,985	3,675	3,479
Asset impairment charge	7,455	—	40,746
Development project charge	1,394	—	131
Gain on settlement of acquisition related contingent consideration	(1,058)	—	—
Amortization of discount on senior subordinated notes and second lien notes	243	626	964
Loss from equity method investments	936	4,441	9,994
Impairment of equity method investment	—	—	10,680
Gain on sale of equity method investment	(593)	—	—
Loss on derivative instruments	280	4,512	—
Loss on debt extinguishment	—	15,584	300
Stock-based compensation and related severance expense	2,404	2,516	1,855
Excess tax benefit on the vesting of share based awards	—	(96)	(254)
Deferred income taxes	1,579	(3,543)	1,824
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(3,418)	139	7,442
Accounts payable	(186)	4,152	4,210
Prepaid expenses, inventories and other assets	(463)	4,056	336
Accrued expenses and other liabilities	(5,053)	(7,714)	(5,726)

Net cash provided by operating activities	49,642	43,906	64,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(8,305)	(25,225)	(2,102)
Acquisition related additions to property, plant and equipment	(2,633)	(1,746)	(529)
Additions to property, plant and equipment	(43,326)	(53,281)	(57,834)
Payments on landfill operating lease contracts	(6,505)	(6,261)	(6,616)
Payment for capital related to divestiture	—	(618)	—
Investments in unconsolidated entities	(2,107)	(3,207)	(5,045)
Proceeds from sale of equity method investment	3,442	—	—
Proceeds from sale of property and equipment	1,524	883	1,492

Net cash used in investing activities	(57,910)	(89,455)	(70,634)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	161,650	376,346	163,500
Principal payments on long-term debt	(152,380)	(360,858)	(152,806)
Payment of tender premium and costs on second lien notes	—	(10,743)	—
Payments of financing costs	(405)	(4,609)	(1,592)
Net proceeds from the sale of Class A common stock	—	42,184	—
Proceeds from the exercise of share based awards	143	—	337
Excess tax benefit on the vesting of share based awards	—	96	254
Contributions from noncontrolling interest holders	—	2,531	536

Net cash provided by financing activities	9,008	44,947	10,229

Discontinued Operations:
Net cash used in operating activities	(201)	(1,037)	(396)
Net cash provided by (used in) investing activities	170	(1,140)	(653)

Net cash used in discontinued operations	(31)	(2,177)	(1,049)

Net increase (decrease) in cash and cash equivalents	709	(2,779)	2,717
Cash and cash equivalents, beginning of period	1,755	4,534	1,817

Cash and cash equivalents, end of period	$2,464	$1,755	$4,534

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Fiscal Year Ended April 30,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$35,162	$41,348	$40,710
Income taxes, net of refunds	$532	$(253)	$5,048
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property, plant and equipment acquired through lease obligations	$2,301	$—	$—

Equipment contributed by noncontrolling interest holder	$—	$—	$1,270

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

The accompanying consolidated financial statements, which include the accounts of the Parent, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ( “SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. See Note 17 for disclosure over discontinued operations.

2.	ACCOUNTING CHANGES AND RECLASSIFICATIONS

Adoption of New Accounting Pronouncements

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the reporting of reclassifications out of accumulated other comprehensive income (loss). This guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line items in net income (loss) or in the notes to consolidated financial statements if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income (loss). For other amounts not required under GAAP to be reclassified in their entirety to net income (loss) in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for annual and interim reporting periods within those years, beginning after December 15, 2012. We adopted this guidance effective May 1, 2013 and it has not had, and we believe it will not have, a material impact on our consolidated financial statements. See Note 12 for presentation of the information required by this accounting standards update.

Indefinite-Lived Intangible Assets Impairment Testing

In July 2012, the FASB issued an accounting standards update on indefinite-lived intangible assets impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the indefinite-lived intangible assets are impaired, then the entity will not need to perform the quantitative impairment test in accordance with FASB Accounting

Standards Codification (“ASC”) 350-30. This guidance is effective for annual and interim indefinite-lived intangible assets impairment tests performed for annual reporting periods beginning after September 15, 2012, with early adoption permitted. We adopted this guidance effective May 1, 2013 and it has not had, and we believe it will not have, a material impact on our consolidated financial statements as we currently do not carry any indefinite-lived intangible assets on our consolidated balance sheet.

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

New Accounting Pronouncements Pending Adoption

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual periods, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted, but only for disposals, or classifications as held for sale, that have not been reported in financial statements previously issued or available for issuance. Adopting this standard may impact the presentation of, and disclosures in, our consolidated financial statements and notes thereto.

Income Taxes

In July 2013, the FASB issued an accounting standards update for the reporting of an unrecognized tax benefit, or portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The update provides an exception, requiring the unrecognized tax benefit to be presented in the financial statements as a liability when the carryforward is not available at the reporting date under the tax laws to settle additional income taxes that would result for the disallowance of a tax provision or the tax laws do not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This guidance is effective prospectively, with retrospective application permitted, for annual periods, and interim reporting periods within those years, beginning after December 15, 2013, with early adoption permitted. We do not expect a material impact on our consolidated financial statements as a result of adopting this standard.

Reclassifications

We have made reclassifications to amounts recorded in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2013, including a reclassification to properly state the current deferred income tax asset and the non-current deferred income tax liability. The reclassifications had no effect on the previously reported results of operations or retained earnings.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Estimates and Assumptions

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our consolidated financial statements, the estimates and assumptions that we consider to be significant and present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, accounts receivable valuation allowance, self insurance reserves, deferred taxes and uncertain tax positions, estimates of the fair values of assets acquired and liabilities assumed in any acquisition, contingent liabilities and stock-based compensation. Each of these items is discussed in additional detail elsewhere in these notes to consolidated financial statements. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. Actual results may differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, accounts receivable-trade and derivative instruments. We maintain cash and cash equivalents with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Concentration of credit risk with respect to accounts receivable-trade is limited because a large number of geographically diverse customers comprise our customer base, thus spreading the trade credit risk. At April 30, 2014 and 2013, no single group or customer represented greater than 5% of total accounts receivable-trade. We manage credit risk through credit evaluations, credit limits and monitoring procedures. We may also use credit insurance from time to time. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support accounts receivable-trade. Credit risk related to derivative instruments results from the fact we at times enter into interest rate derivative and commodity price hedge agreements with various counterparties. We monitor our derivative positions by regularly evaluating positions and the creditworthiness of the counterparties.

Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts

Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts, represents its estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past-due receivables are written off when deemed to be uncollectible.

Inventory

Inventory includes secondary fibers, recyclables ready for sale and parts and supplies. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, less accumulated depreciation and amortization. We provide for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Rolling stock	5-10 years
Containers	5-12 years
Furniture and Fixtures	3-8 years

The cost of maintenance and repairs is charged to operations as incurred.

Landfill development costs are also included in property, plant and equipment. Landfill development costs include costs to develop each of our landfill sites, including such costs related to landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction and other capital infrastructure. Additionally, landfill development costs include all land purchases within the landfill footprint and the purchase of any required landfill buffer property. Under life-cycle accounting, these costs are capitalized and charged to expense based on tonnage placed into each site. See the “Landfill Accounting” accounting policy below for disclosure over the amortization of landfill development costs and Note 6 for disclosure over property, plant and equipment.

Landfill Accounting

Life Cycle Accounting

Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.

Landfill Development Costs

We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized for fiscal years 2014, 2013 and 2012 was $256, $368 and $407, respectively.

Landfill Airspace

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

For unpermitted airspace to be included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from previous annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.

After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at the landfill by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future for each landfill. These rates per ton are updated annually, or more frequently, as significant facts change.

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates or related assumptions prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses; or higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Final Capping, Closure and Post-Closure Costs

The following is a description of our landfill asset retirement activities and our related accounting:

Final Capping Costs. Final capping activities include the installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Final capping activities occur throughout the life of the landfill. Our engineering personnel estimate the cost for each final capping event based on the acreage to be capped and the final capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each final capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

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

Our estimated future closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (2.6% and 2.7% for fiscal years 2014 and 2013, respectively). Final capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at April 30, 2014 is between approximately 9.0% and 9.5%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in fiscal year 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $3,967, $3,538 and $3,341 in fiscal years 2014, 2013 and 2012, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized and the costs are amortized based on the airspace related to the specific final capping event. See Note 8 for disclosure over final capping, closure and post-closure costs asset retirement obligations.

We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted cash. Surety bonds securing closure and post-closure obligations at April 30, 2014 and 2013 totaled $133,847 and $128,551, respectively. Letters of credit securing closure and post-closure obligations at April 30, 2014 and 2013 totaled $1,104 and $1,752, respectively. See Note 5 for disclosure over restricted cash securing closure and post-closure obligations.

Landfill Operating Lease Contracts

We entered into three landfill operation and management agreements in fiscal year 2004 and one landfill operation and management agreement in fiscal year 2006. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and final capping, closure and post-closure costs. The value of all future minimum lease payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of any land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. See Note 6 for disclosure over depletion of landfill operating lease contracts.

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, lease concessions, capital project funding, penalties or other obligations that we consider in determining minimum lease payments. Leases are classified as either operating leases or capital leases, as appropriate.

Operating Leases. Many of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments or (2) minimum lease terms that are much shorter than the assets’ economic useful lives. We expect that, in the normal course of business, our operating leases will be replaced by other leases, or replaced with fixed asset expenditures. See Note 11 for disclosure over future minimum lease payments related to our operating leases.

Capital Leases. We capitalize assets acquired under capital leases at the inception of each lease and amortize them to depreciation expense over the lesser of the useful life of the asset or the lease term, as appropriate. The present value of the related lease payments is recorded as a debt obligation. See Note 10 for disclosure over our future maturities of debt, which includes capital lease payments.

Goodwill and Intangible Assets

Goodwill. Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the “Asset Impairments” accounting policy below, we assess our goodwill for impairment at least annually. See Note 7 for disclosure over goodwill.

Intangible Assets. Intangible assets consist primarily of covenants not-to-compete and customer lists. Intangible assets are recorded at fair value and are amortized based on the economic benefit provided or using the straight-line method over their estimated useful lives. Covenants not-to-compete and customer lists are typically amortized over a term of no more than 10 years. See Note 7 for disclosure over intangible assets.

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of April 30, 2014 and 2013:

	April 30, 2014	April 30, 2013
Equity method investments	$—	$3,766
Cost method investments	16,752	16,486

Investments in unconsolidated entities	$16,752	$20,252

We monitor and assess the carrying value of our investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. Fair value is generally based on (i) other third-party investors’ recent transactions in the securities; (ii) other information available regarding the current market for similar assets and/or (iii) a market or income approach, as deemed appropriate.

When we assess the carrying value of our investments for potential impairment, determining the fair value or our investments is reliant upon the availability of market information and/or other information provided by third-parties to be able to develop an estimate of fair value. Additionally, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or other holders of these investments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair values. The current estimates of fair value could differ significantly from the amounts presented.

Equity Method Investments

GreenFiber. In fiscal year 2001, we entered into a joint venture agreement with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). On December 5, 2013, we and LP executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in GreenFiber for total cash consideration of $18,000 plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed on December 5, 2013 for $19,194 in gross cash proceeds, including a $1,194 working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3,442. After considering the $593 impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive loss on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $593 in the third quarter of fiscal year 2014. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, New York and processes and sells commodities delivered to the Tompkins MRF. On December 31, 2013, we purchased the remaining 50% membership interest of Tompkins for total cash consideration of $425. The acquisition-date fair value of our investment in Tompkins, which was determined using the cost approach based on an assessment of the price to purchase the acquired assets of Tompkins, prior to the acquisition date was $300.We recognized a $106 gain through loss from equity method investments due to the remeasurement in fiscal year 2014. As a result of the purchase, we no longer account for our investment in Tompkins using the equity method of accounting and began including the results of Tompkins in our consolidated financial statements.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted trust and escrow accounts, interest rate derivatives, trade payables and long-term debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. See Note 10 and Note 13 for fair value disclosure over long-term debt and financial instruments, respectively. See the “Derivatives and Hedging” accounting policy below for the fair value disclosure over interest rate derivatives.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, material recovery facilities and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized retrospectively in the consolidated financial statements of the current period. All acquisition related transaction and restructuring costs are to be expensed as incurred. See Note 4 for disclosure over business acquisitions.

Environmental Remediation Liabilities

We have recorded environmental remediation liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value. See Note 11 for disclosure over environmental remediation liabilities.

Self-Insurance Liabilities and Related Costs

We are self-insured for vehicles and workers’ compensation. Our maximum exposure in fiscal year 2014 under the workers’ compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure in fiscal year 2014 under the automobile plan is $1,000 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $10,280 and $11,362 at April 30, 2014 and 2013, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

Income Taxes

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

If the price per short ton of the underlying commodity, as reported on the Official Board Market, is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional tons) from the respective counter-party. If the price per short ton of the underlying commodity exceeds the contract price per short ton, we pay the calculated difference to the counter-party.

The fair value of commodity hedges are obtained or derived from our counter-parties using valuation models that take into consideration market price assumptions for commodities based on underlying active markets. We were not party to any commodity hedge contracts as of April 30, 2014 and 2013.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ (deficit) equity as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt. We were not party to any interest rate derivative agreements deemed to be effective cash flow hedges as of April 30, 2014 and 2013. For interest rate derivatives deemed to be ineffective cash flow hedges, the change in fair value is recorded through earnings and included in loss on derivative instruments. We are party to two interest rate derivative agreements, which we entered into in fiscal year 2012, that are deemed to be ineffective cash flow hedges.

We entered into these two interest rate derivative agreements to hedge the interest rate risk associated with a forecasted financing transaction to redeem our previously outstanding 11% senior second lien notes (“Second Lien Notes”) effective January 15, 2013. The total notional amount of these interest rate derivative agreements is $150,000. The agreements require us to receive interest based on changes in the London Interbank Offered Rate

(“LIBOR”) index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. We dedesignated both of the $75,000 interest rate derivative agreements in fiscal year 2013 and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable due to the redemption of our Second Lien Notes as discussed in Note 10. We reclassified a $3,626 loss from accumulated other comprehensive income (loss) to earnings as a loss on derivative instruments in fiscal year 2013.

The fair value of these two interest rate derivatives are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swaps, adjusted by the credit risk of our counter-parties and us based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value.

Contingent Liabilities

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 11 for disclosure over loss contingencies. Contingent liabilities recorded in purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business. See Note 4 for disclosure over a contingent liability assumed as part of the acquisition of a business.

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

Asset Impairments

Recovery of Long-Lived Assets. We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, other property and equipment, and identifiable intangible assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:

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

To determine fair value, we use discounted cash flow analyses and estimates about the future cash flows of the asset or asset group. This analysis includes a determination of an appropriate discount rate, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are typically based on financial forecasts developed internally by management. The discount rate used is commensurate with the risks involved. We may also rely on third-party valuations and or information available regarding the market value for similar assets.

If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized.

See Note 16 for disclosure related to asset impairments recognized during the reporting periods.

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

In the first step (defined as “Step 1”) of testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments, our Recycling segment and our Customer Solutions operations, which is included in the Other segment, and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would perform a second step (defined as “Step 2”) and determine the fair value of the goodwill. In Step 2, the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.

To determine the fair value of each of our reporting units as a whole we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are based on financial forecasts developed internally by management. Our discount rate assumptions are based on an assessment of our risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization

If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.

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

We elected not to perform a qualitative analysis as part of our annual goodwill impairment test in fiscal year 2014. As of April 30, 2014, the Step 1 testing for goodwill impairment performed for the Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that the fair value of the Eastern, Western, Recycling and Customer Solutions reporting units exceeded their carrying values by 25.8%, 34.3%, 8.2% and 74.0%, respectively. The fair value of the Recycling reporting unit, which is allocated $12,315 of goodwill at April 30, 2014, exceeded its carrying amount by $4,110. We incurred no impairment of goodwill as a result of our annual fourth quarter goodwill impairment tests in fiscal years 2014, 2013 or 2012. However, there can be no assurance that goodwill will not be impaired at any time in the future.

Equity Method Investments. In fiscal year 2012, our loss on equity method investment associated with GreenFiber includes a $5,090 goodwill impairment charge as GreenFiber performed a goodwill impairment analysis that indicated the carrying value of their reporting unit exceeded the fair value of their reporting unit and determined that the entire amount of their goodwill was impaired.

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

Earnings per Share

Basic earnings per share is computed by dividing the net loss from continuing operations attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include, where appropriate, the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units. In computing diluted earnings per share, we utilize the treasury stock method. See Note 18 for disclosure over the calculation of earnings per share.

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity, as defined by the ASC, can be classified as a discontinued operation. In addition, only components where the cash flows of the component have been or will be eliminated from ongoing operations by the end of the assessment period and where we do not have a significant continuing involvement with the divested operations would qualify for discontinued operations accounting. See Note 17 for disclosure over discontinued operations.

Change in Fiscal Year

On June 24, 2014, our Board of Directors approved the change of our fiscal year-end from April 30th to December 31st, effective January 1, 2015. Under this change, we will report an 8-month transition period ending December 31, 2014, and then subsequently our full fiscal year ending December 31, 2015. During the 8-month transition period, we will report for the quarters ending July 31, 2014 and October 31, 2014.

Subsequent Events

Except as disclosed, no material subsequent events have occurred since April 30, 2014 through the date of this filing that require recognition or disclosure in our current period consolidated financial statements.

4.	BUSINESS COMBINATIONS

We acquired various businesses during fiscal years 2014 and 2013, including several solid waste hauling operations, a transfer station, a material recovery facility and an industrial service management business (included in the Other segment). The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the acquisition of Bestway Disposal Services and BBI Waste Services (“BBI”) in fiscal year 2013, are expected to be deductible for tax purposes. See Note 15 for disclosure over the tax impact associated with the acquisition of BBI.

The purchase price paid for these acquisitions during fiscal years 2014 and 2013 and the allocation of the purchase price is as follows:

	Fiscal Year Ended April 30,
	2014	2013
Purchase Price:
Cash used in acquisitions, net of cash acquired	$7,860	$25,225
Common stock issued	—	2,650
Other non-cash considerations	555	—
Contingent consideration and holdbacks (1)	1,653	33

Total	10,068	27,908
Current assets	814	1,422
Equipment	2,010	9,423
Other liabilities, net	(241)	(7,009)
Intangible assets	4,302	9,850

Fair value of assets acquired and liabilities assumed	6,885	13,686

Excess purchase price to be allocated to goodwill	$3,183	$14,222

(1)	In the fourth quarter of fiscal year 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business completed earlier in fiscal year 2014. As a result, we recorded a $1,058 gain on settlement of acquisition related contingent consideration in fiscal year 2014.

The following unaudited pro forma combined information shows the results of our continuing operations for fiscal years 2014 and 2013 as though each of the acquisitions completed in fiscal years 2014 and 2013 had occurred as of May 1, 2012.

	Fiscal Year Ended April 30,
	2014	2013
Revenue	$501,713	$478,039
Operating income	$12,698	$14,748
Net loss attributable to common stockholders	$(22,779)	$(53,763)
Basic and diluted loss per common share attributable to common stockholders	$(0.57)	$(1.58)

Basic and diluted weighted average shares outstanding	39,820	34,015

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2012 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

5.	RESTRICTED CASH / RESTRICTED ASSETS

Restricted cash / restricted assets consist of cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs. A summary of restricted cash / restricted assets as of April 30, 2014 and 2013 is as follows:

	April 30,
	2014	2013
Current:
Landfill closure	$76	$76

Non Current:
Landfill closure	$681	$545

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of April 30, 2014 and 2013 consists of the following:

	April 30,
	2014	2013
Land	$21,445	$20,722
Landfills	496,515	475,855
Landfill operating lease contracts	115,867	109,363
Buildings and improvements	134,787	133,330
Machinery and equipment	117,193	120,314
Rolling stock	128,155	128,038
Containers	85,397	80,447

	1,099,359	1,068,069
Less: accumulated depreciation and amortization	695,935	645,567

	$403,424	$422,502

Depreciation expense for fiscal years 2014, 2013 and 2012 was $33,094, $34,065 and $37,829, respectively. Landfill amortization expense for fiscal years 2014, 2013 and 2012 was $24,689, $21,206 and $19,957, respectively. Depletion expense on landfill operating lease contracts for fiscal years 2014, 2013 and 2012 was $9,948, $9,372 and $8,482, respectively, and was recorded in cost of operations.

7.	GOODWILL AND INTANGIBLE ASSETS

The following tables show the activity and balances related to goodwill from April 30, 2012 through April 30, 2014:

	April 30, 2013	Acquisitions	Other (1)	April 30, 2014
Eastern region	$16,858	$539	$32	$17,429
Western region	86,880	790	(4)	87,666
Recycling	12,190	125	—	12,315
Other	—	1,729	—	1,729

Total	$115,928	$3,183	$28	$119,139

	April 30, 2012	Acquisitions	Other (2)	April 30, 2013
Eastern region	$58	$12,939	$3,861	$16,858
Western region	89,458	1,283	(3,861)	86,880
Recycling	12,190	—	—	12,190

Total	$101,706	$14,222	$—	$115,928

(1)	Goodwill adjustments related to prior year acquisition activity, including the finalization of the deferred tax liability associated with the December 5, 2012 BBI acquisition.
(2)	Goodwill reclassification between the Eastern and Western regions is associated with the realignment of certain operations between the reporting units during fiscal year 2013.

Intangible assets as of April 30, 2014 and 2013 consist of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2014
Intangible assets	$17,245	$15,760	$33,005
Less accumulated amortization	(15,363)	(4,222)	(19,585)

	$1,882	$11,538	$13,420

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,800)	(2,229)	(17,029)

	$2,243	$9,431	$11,674

Intangible amortization expense for fiscal years 2014, 2013 and 2012 was $2,556, $1,306 and $629, respectively.

The intangible amortization expense estimated as of April 30, 2014 for the five fiscal years following fiscal year 2014 and thereafter is as follows:

2015	2016	2017	2018	2019	Thereafter
$2,925	$2,314	$1,874	$1,652	$1,449	$3,206

8.	FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 3 to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended April 30,
	2014	2013
Beginning balance	$43,170	$39,629
Obligations incurred	3,621	3,188
Revisions in estimates (1)	(3,728)	(694)
Accretion expense	3,967	3,538
Payments	(2,376)	(2,491)

Ending balance	$44,654	$43,170

(1)	The revisions in estimates for final capping, closure and post-closure for fiscal years 2014 and 2013 consist of changes in cost estimates and the timing of final capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities, classified as current liabilities, as of April 30, 2014 and 2013 consist of the following:

	April 30,
	2014	2013
Maine Energy remediation reserve	$2,932	$4,500
Other accrued liabilities	14,680	16,514

Total other accrued liabilities	$17,612	$21,014

10.	LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases as of April 30, 2014 and 2013 consist of the following:

	April 30,
	2014	2013
Senior subordinated notes due February 15, 2019, bearing interest at 7.75%, interest payable semiannually, unsecured and unconditionally guaranteed (including unamortized discount of $1,491 and $1,735)	$323,509	$323,265

Senior secured revolving credit facility, which provides for advances or letters of credit of up to $227,500, due March 18, 2016, bearing interest at LIBOR plus 3.75%, (approximately 3.90% at April 30, 2014 based on one month LIBOR), secured by substantially all of our assets	133,860	123,200

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 due January 1, 2025, dated December 1, 2005, bearing interest at BMA Index (approximately 0.18% at April 30, 2014) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at April 30, 2014)	3,600	3,600

Finance authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 1, 2025, dated February 1, 2012, bearing interest at 6.25% through January 31, 2017, unsecured and guaranteed by our significant wholly-owned subsidiaries	21,400	21,400

Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 1, 2036, dated March 1, 2013, bearing interest at 4.75% through April 4, 2019, unsecured and guaranteed by our significant wholly-owned subsidiaries	16,000	16,000

Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 1, 2029, dated March 1, 2013, bearing interest at BMA Index (approximately 0.18% at April 30, 2014) enhanced by an irrevocable, transferable direct-pay letter of credit (3.875% at April 30, 2014)	5,500	5,500

Notes payable, bearing interest at rates of up to 6.00%, due in monthly or annual installments varying to $120, maturing through April 2017	440	1,228

Capital leases for facilities and equipment, bearing interest at rates of up to 7.70%, due in monthly or annual installments varying to $935, maturing through April 2023	3,710	2,012

	508,019	496,205
Less – current maturities	885	1,218

	$507,134	$494,987

Senior Secured Revolving Credit Facility

The senior secured revolving credit facility (“2011 Revolver”) is a $227,500 component of our revolving credit and letter of credit facility due March 18, 2016 (“Senior Credit Facility”). We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100,000, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We entered into a second amendment and consent under our Senior Credit Facility on September 20, 2012. The amendment provided us the ability to redeem our Second Lien Notes and adjusted our financial covenants.

The Senior Credit Facility, as amended, is subject to customary affirmative, negative and financial covenants. We entered into a third amendment under our Senior Credit Facility on June 25, 2013 to further adjust our financial covenants. The amendment loosened our minimum interest coverage ratio and our maximum consolidated total funded debt to consolidated EBITDA ratio and tightened our maximum senior funded debt to consolidated EBITDA ratio and maximum allowed capital expenditures. As of April 30, 2014, these covenants restrict capital expenditures to 1.1 times our consolidated depreciation expense, depletion expense and landfill amortization expense, set a minimum interest coverage ratio of 2.25, a maximum consolidated total funded debt to consolidated EBITDA ratio of 5.85 and a maximum senior funded debt to consolidated EBITDA ratio of 2.50.

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2014, we were in compliance with all covenants under the indenture governing the Senior Credit Facility and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Further advances were available under the 2011 Revolver in the amount of $58,922 as of April 30, 2014. The available amount is net of outstanding irrevocable letters of credit totaling $34,718 as of April 30, 2014, at which date no amount had been drawn.

Senior Subordinated Notes

In fiscal year 2012, we completed the offering of $200,000 of senior subordinated notes due February 15, 2019 (“2019 Notes”). The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our then outstanding senior subordinated notes due February 1, 2013 (“2013 Notes”) and to pay related transaction costs.

In fiscal year 2013, we completed the offering of an additional $125,000 of 2019 Notes. The 2019 Notes were issued at a discount of $1,863, which is amortized to interest expense over the life of the 2019 Notes. The net proceeds from the offering of additional 2019 Notes, along with $50,000 of 2011 Revolver borrowings, $42,184 of net equity proceeds from the offering and sale of Class A common stock and other available funds were used to redeem our Second Lien Notes in full and to pay related transaction costs.

As of April 30, 2014, we had outstanding $325,000 aggregate principal amount of the 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of April 30, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Tax-Exempt Financings

Maine Bonds

As of April 30, 2014, we had outstanding $21,400 aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of April 30, 2014, we had outstanding $3,600 aggregate principal amount of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to landfill development and construction, vehicle, container and related equipment acquisition for solid waste collection and transportation services, improvements to existing solid waste disposal, hauling, transfer station and other facilities, other infrastructure improvements, and machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

Vermont Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Vermont Economic Development Authority, of $16,000 aggregate principal amount of its Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds were issued pursuant to an indenture, dated as of March 1, 2013. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in Vermont since October 5, 2011. The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds

In the fourth quarter of fiscal year 2013, we completed a financing transaction involving the issuance, by the Business Finance Authority of the State of New Hampshire, of $5,500 aggregate principal amount of its Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”). The New Hampshire Bonds were issued pursuant to an indenture, dated as of March 1, 2013. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our 2011 Revolver for qualifying property, plant and equipment assets purchased in New Hampshire since October 5, 2011. The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5,500 of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Loss on Debt Extinguishment

In fiscal year 2013, we recorded a charge of $15,584 as a loss on debt extinguishment related to the full refinancing of the Second Lien Notes. The loss on debt extinguishment consisted of a $2,767 non-cash write off of deferred financing costs, a $2,074 non-cash write off of the unamortized original issue discount and a $10,743 charge associated with the early tender premium and tender fees associated with the redemption of the Second Lien Notes.

In fiscal year 2012, we recorded a charge of $300 as a loss on debt extinguishment related to the non-cash write off of unamortized deferred financing costs associated with the original issuance of $25,000 Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005 following the mandatory tender of $21,400 of the aggregate principal amount then outstanding.

Interest Expense

The components of interest expense for fiscal years 2014, 2013 and 2012 are as follows:

	Fiscal Year Ended April 30,
	2014	2013	2012
Interest expense on debt and capital lease obligations	$34,216	$36,955	$40,156
Amortization of debt financing costs	2,757	3,325	3,307
Amortization of debt discounts	243	626	964
Letter of credit fees	1,215	1,032	988
Less: capitalized interest	(256)	(368)	(407)

Total interest expense	$38,175	$41,570	$45,008

Fair Value of Debt

As of April 30, 2014, the fair value of our fixed rate debt, including our 2019 Notes, FAME Bonds 2005R-2 and Vermont Bonds, was approximately $375,974 and the carrying value was $362,400. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2 and the Vermont Bonds are considered to be Level 2 within the fair value hierarchy as the fair values are determined using a discounted cash flow analysis based on current market rates for similar types of instruments taking into account our credit risk. The valuation methodologies used to calculate fair value of the FAME Bonds 2005R-2 and the Vermont Bonds changed in the fourth quarter of fiscal year 2014 due to information no longer being made available to us to continue use of the previous valuation methodologies. As of April 30, 2014, the fair value of our 2011 Revolver approximated its carrying value of $133,860 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs. The carrying value of our remaining material variable rate debt, including the FAME Bonds 2005R-1 and the New Hampshire Bonds, approximates fair value because interest rates are variable and, accordingly, approximate current market rates for instruments with similar risk and maturities.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2 and Vermont Bonds using available market information and a commonly accepted valuation methodology, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of these instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

Future Maturities of Debt

Aggregate principal maturities of debt and capital leases as of April 30, 2014 are as follows:

2015	$885
2016	135,324
2017	227
2018	215
2019 (1)	323,740
Thereafter	47,628

$508,019

(1)	Includes unamortized discount of $1,491 on 2019 Notes.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease operating facilities and equipment in the ordinary course of our business under various operating leases with monthly payments varying up to $26. Future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $5,651, $5,372 and $5,213 in fiscal years 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancellable operating leases as of April 30, 2014 are as follows:

2015	$11,279
2016	10,175
2017	9,453
2018	9,678
2019	11,723
Thereafter	98,562

Total minimum lease payments	$150,870

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

In accordance with FASB ASC 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20.

Environmental Remediation Liability

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

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and the DEC with an effective date of October 25, 2013. It is unlikely that any costs relating to onsite remediation will be incurred until fiscal year 2016.

WSI is jointly and severally liable for the total cost to remediate and we initially expected to be responsible for approximately 30% of such costs pursuant to a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 2.0%. As of April 30, 2014 and 2013, we have recorded liabilities of $5,320 and $5,297, including the recognition of $19 and $138 of accretion expense in fiscal years 2014 and 2013, respectively.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. We began receiving the warrants in May 2013 and at this time there is no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any future proceeds from the sale of securities received in payment of these claims will reduce our exposure.

Southbridge Landfill Environmental Remediation Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our Southbridge landfill in Southbridge, Massachusetts. The stockpiled materials consisted of soil removed and relocated to create space for the construction of additional landfill airspace at our Southbridge landfill. The earth had been relocated and stored during the fall, winter and spring construction season of fiscal year 2013.

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013, we notified the Massachusetts Department of Environmental Protection (“MADEP”), and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued a “Unilateral Administrative Order” (“UAO”) requiring us to provide MADEP with a plan to remove any materials deposited in the wetlands as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to implement the Plan. We are currently implementing the Plan under the supervision of MADEP.

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intends to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 to discuss our ongoing remediation effort and the parties have initiated discussions regarding the resolution of this matter.

We anticipate that execution of the Plan and related matters will involve remediation costs of $2,100 and such costs could be higher if actual costs exceed estimates. We have provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractors and technical advisors to assist in the execution of the Plan and related matters, to share in the remediation costs as responsible parties, and to provide notice to their own insurers. We believe that a loss in the range of $400 to $2,100, after taking into account amounts we expect to be reimbursed by our insurer and other third-parties, is probable and have therefore recorded a charge of $400 in fiscal year 2014 as an environmental remediation charge.

On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. Some of the same contractors and technical advisors that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that includes this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO, we were in the process of awarding a contract to a soil remediation company to undertake and ensure such stability at the plateau. We needed MADEP to issue permits in order for this work to be finalized. We filed a written notice of claim for an adjudicatory hearing with respect to the efficacy of MADEP’s issuance of the latest UAO, but the parties have reached a tentative resolution of the issues raised by MADEP’s issuance of the latest UAO, and the parties are finalizing a Stipulation that will include the withdrawal by us of our notice of claim for an adjudicatory hearing.

The total expected environmental remediation payments, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

2015	$45
2016	3,399
2017	1,029
2018	27
2019	42
Thereafter	750

Total	$5,292

A reconciliation of the expected aggregate uninflated, undiscounted environmental remediation liability to the amount recognized in the statement of financial position as of April 30, 2014 is as follows:

Undiscounted liability	$5,292
Plus inflation / (discount)	28

Liability balance – April 30, 2014	$5,320

Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Employment Contracts

We have entered into employment contracts with four of our executive officers. Contracts are dated June 18, 2001, March 31, 2006, July 6, 2010 and September 1, 2012. Each contract had an initial term between one and three years and a covenant not-to-compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,397. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not executive officers.

12.	STOCKHOLDERS’ (DEFICIT) EQUITY

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

In fiscal year 2013, we sold 11,500 shares of Class A common stock at an average price of $4.00 per share in a registered public offering. The net proceeds received from the registered public offering, after deducting underwriting discounts, commissions and offering expenses, were $42,184 and were used to refinance our Second Lien Notes.

Preferred Stock

We are authorized to issue up to 944 shares of preferred stock in one or more series. As of April 30, 2014 and 2013, we had no shares issued.

Stock Based Compensation

Stock Incentive Plans

1997 Stock Option Plan. In fiscal year 1998, we adopted the 1997 Stock Option Plan (“1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to us. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

1997 Non-Employee Director Stock Option Plan. In fiscal year 1998, we adopted a stock option plan for our non-employee directors. The 1997 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”) provided for the issuance of a maximum of 200 shares of Class A common stock pursuant to the grant of non-statutory options. The Non-Employee Director Plan terminated as of July 31, 2007.

2006 Stock Incentive Plan. In fiscal year 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was subsequently amended in fiscal year 2010. Up to an aggregate amount equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (“Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of April 30, 2014, there were 1,414 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents which were previously issued under our terminated plans and have since become available for grant because such awards expired or otherwise resulted in shares not being issued.

Options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

We grant restricted stock awards, restricted stock units and performance stock units under the 2006 Plan at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units vest on April 30 of the third fiscal year-end following the grant date and are based on our attainment of a targeted average return on net assets as of the vesting date.

Stock Options

The following table summarizes stock option activity for fiscal year 2014.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2013	1,442	$8.48
Granted	157	$5.65
Exercised	(33)	$4.30
Forfeited	(198)	$7.03

Outstanding, April 30, 2014	1,368	$8.65	4.8	$543

Exercisable, April 30, 2014	1,027	$10.02	3.4	$294

Expected to vest, April 30, 2014	1,368	$8.65	4.8	$543

During fiscal years 2014, 2013 and 2012, stock-based compensation expense for stock options was $464, $528, and $258, respectively.

During fiscal years 2014, 2013 and 2012, the aggregate intrinsic value of stock options exercised was $23.

As of April 30, 2014, total unrecognized stock-based compensation expense related to outstanding stock options was $754, which will be recognized over a weighted average period of 1.8 years.

Our calculation of stock-based compensation expense associated with stock options granted in fiscal years 2014, 2013 and 2012 was made using the Black-Scholes valuation model. The weighted average fair value of stock options granted during fiscal years 2014, 2013 and 2012 were $4.22, $3.03 and $4.14 per option, respectively, which were calculated assuming no expected dividend yield using the following weighted average assumptions:

	Fiscal Year Ended April 30,
	2014	2013	2012
Expected life	6.79 years	6.82 years	5.50 years
Risk-free interest rate	2.22%	1.14%	0.82%
Expected volatility	83.96%	84.40%	91.54%

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

Other Stock Awards

The following table summarizes restricted stock, restricted stock unit and performance stock unit activity for fiscal year 2014.

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2013	1,088	$5.28
Granted	542	$4.28
Class A Common Stock Vested	(327)	$4.89
Forfeited	(226)	$5.86

Outstanding, April 30, 2014	1,077	$4.77	1.5	$500

Expected to vest, April 30, 2014	947	$4.82	1.5	$409

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 255 shares of Class A common stock.

The following table summarizes the grant activity for other stock awards for fiscal years 2014, 2013 and 2012, respectively:

	Granted	Weighted Average Grant Date Fair Value	Unissued at April 30, 2014
Fiscal year 2012 grants
Restricted stock units	305	$6.12	62
Performance stock units	255	$6.06	—
Restricted stock awards	51	$5.83	—

Total	611		62

Fiscal year 2013 grants
Restricted stock units	340	$5.15	176
Performance stock units	316	$5.17	255
Restricted stock awards	79	$4.45	—

Total	735		431

Fiscal year 2014 grants
Restricted stock units	482	$4.09	454
Restricted stock awards	60	$5.81	—

Total	542		454

During fiscal years 2014, 2013 and 2012, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,861, $1,609 and $1,485, respectively. There was no tax benefit in the provision for income taxes associated with stock-based compensation expense for fiscal years 2014, 2013 and 2012, respectively.

During fiscal years 2014, 2013 and 2012, the total fair value of other stock awards vested was $1,458, $2,475 and $2,056, respectively.

As of April 30, 2014, total unrecognized stock-based compensation expense related to restricted stock and restricted stock units was $2,044, which will be recognized over a weighted average period of 1.6 years. Maximum unrecognized stock-based compensation expense as of April 30, 2014 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $2,390 to be recognized over a weighted average period of 1.0 years. We do not expect to recognize any stock-based compensation expense as of April 30, 2014 related to our outstanding performance stock units based on our expected attainment levels.

We recorded a tax benefit of $0, $96 and $254 to additional paid-in-capital related to the exercise of various share based awards in fiscal years 2014, 2013 and 2012, respectively. Tax savings from stock-based compensation resulting from tax deductions in excess of expense are reflected as a financing cash flow in our consolidated financial statements.

We also recorded $79, $99 and $113 of stock-based compensation expense related to our Employee Stock Purchase Plan during fiscal years 2014, 2013 and 2012, respectively.

Noncontrolling interests

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owns and operates a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. As of April 30, 2014, our ownership interest in CARES was 51%, compared to

49% for Altela, Inc. In accordance with ASC 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In fiscal year 2014, we determined that certain water treatment assets (“Equipment”) of CARES were no longer operational or were not operating within product performance parameters. In April 2014, we initiated a plan to abandon and shut down the operations of CARES. See Note 16 for disclosure over the asset impairment charge associated with CARES.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a component of stockholders’ (deficit) equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges that consist of commodity hedges and interest rate swaps, the changes in fair value of our marketable securities, as well as our portion of the changes in the fair value of GreenFiber’s commodity hedges.

The changes in the balances of each component of accumulated other comprehensive income (loss) for fiscal years 2014, 2013 and 2012 are as follows:

	Marketable Securities	Commodity Hedges	Interest Rate Swaps	Total
Balance as of April 30, 2011	$8	$370	$—	$378
Other comprehensive (loss) income before reclassifications	(4)	621	(2,369)	(1,752)
Amounts reclassified from accumulated other comprehensive income	—	(578)	—	(578)

Net current-period other comprehensive (loss) income	(4)	43	(2,369)	(2,330)

Balance as of April 30, 2012	4	413	(2,369)	(1,952)
Other comprehensive income (loss) before reclassifications	23	(1,653)	(1,257)	(2,887)
Amounts reclassified from accumulated other comprehensive loss	—	621	3,626	4,247

Net current-period other comprehensive income (loss)	23	(1,032)	2,369	1,360

Balance as of April 30, 2013	27	(619)	—	(592)
Other comprehensive income (loss) before reclassifications	12	(36)	—	(24)
Amounts reclassified from accumulated other comprehensive loss	—	655	—	655

Net current-period other comprehensive income	12	619	—	631

Balance as of April 30, 2014	$39	$—	$—	$39

A summary of reclassifications out of accumulated other comprehensive income (loss) for fiscal year 2014, 2013 and 2012 is as follows:

	Fiscal Year Ended April 30,
	2014	2013	2012
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified Out of Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
Loss on derivative instruments:
Comodity Hedges	$—	$—	$130	Revenues
GreenFiber Commodity hedges	(405)	(621)	547	Loss from equity method investments
Interest rate contracts	—	(3,626)	—	Loss on derivative instruments

	(405)	(4,247)	677	Loss from continuing operations before income taxes and discontinued operations
	(250)	—	(99)	Provision (benefit) for income taxes

	$(655)	$(4,247)	$578	Loss from continuing operations

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted trust and escrow accounts, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate their respective fair values. See Note 10 for disclosure over the fair value of debt.

As of April 30, 2014, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$681	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,770	$—

As of April 30, 2013, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$545	$—	$—

Liabilities:
Interest rate derivatives	$—	$4,229	$—

As of April 30, 2014, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Asset group – CARES	$—	$—	$650

As of April 30, 2014, our financial assets and liabilities recorded at fair value on a non-recurring basis include our assets related to CARES, a joint venture that owns and operates a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. The fair value of our remaining CARES asset group was measured using an in-exchange valuation premise under the market approach derived from quoted prices of similar assets, adjusted based on qualitative factors specific to the asset.

As of April 30, 2013, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Asset group held-for-sale – Bio Fuels	$—	$—	$61

Liabilities:
Guaranty	$—	$—	$2,073

As of April 30, 2013, our financial assets and liabilities recorded at fair value on a non-recurring basis include our guaranty of GreenFiber’s modified and restated loan and security agreement and our assets related to BioFuels, a construction and demolition material processing facility located in Lewiston, Maine, which was classified as held-for-sale as of April 30, 2013. The fair value of our guaranty was determined based on the value of the contribution required to satisfy the guaranty and pay off the term loan in May 2013. The fair value of our BioFuels asset group was measured based on the asset group’s highest and best use using an in-exchange valuation premise under the market approach, utilizing the estimated purchase consideration of the asset group and consideration of costs to be incurred to sell.

14.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

We offer our eligible employees the opportunity to contribute to a 401(k) plan (“401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide an employer matching contribution equal to fifty cents for every dollar an employee invests in the 401(k) Plan up to our maximum match of one thousand dollars per calendar year, subject to revision. Participants vest in employer contributions ratably over a three year period. Employer contributions for fiscal years 2014, 2013, and 2012 amounted to $784, $645 and $603, respectively.

Employee Stock Purchase Plan

In fiscal year 1998, we implemented our employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. 900 shares of Class A common stock have been reserved for this purpose. During fiscal years 2014, 2013 and 2012, 70, 76 and 65 shares, respectively, of Class A common stock were issued under this plan. As of April 30, 2014, 113 shares of Class A common stock were available for distribution under this plan.

15.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for fiscal years 2014, 2013 and 2012 consists of the following:

	Fiscal Year Ended April 30,
	2014	2013	2012
Federal –
Current	$—	$—	$121
Deferred	1,262	(2,827)	1,468
Deferred benefit of loss carryforwards	—	—	—

	1,262	(2,827)	1,589

State –
Current	219	1,040	(352)
Current benefit of loss carryforwards	—	(22)	—
Deferred	318	(717)	372
Deferred benefit of loss carryforwards	—	—	(16)

	537	301	4

	$1,799	$(2,526)	$1,593

Included in the current state tax provision for year ending April 30, 2013 is an $800 settlement with New York State, comprised of $430 of tax and $370 of interest. New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. On January 18, 2011, the State had assessed a liability of $3,852, comprising $2,220 tax and $1,632 penalties and interest, for tax years ending April 30, 2004 through April 30, 2006. We had filed Petitions of Redetermination with the State of New York Division of Tax Appeals and had been scheduled for an administrative hearing on April 18-19, 2013. Tax years ending April 30, 2007 through April 30, 2009 were also being audited for the same tax matter. The settlement, which represented less than 8% of the potential cumulative liability for the years settled, was a monetary settlement without any change to our filing combined returns in New York and it closed years ending April 30, 2004 through April 30, 2010. An audit has been initiated for tax years 2011 through 2013. We had not provided a reserve for the previously settled audit, since we believed that it was more likely than not that we would be successful in contesting the proposed deficiency. We continue to believe that our position related to the 2011-2013 years is appropriate and no reserve has been established for these years.

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for the years ended April 30, 2014, 2013 and 2012 are as follows:

	Fiscal Year Ended April 30,
	2014	2013	2012
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(8,929)	$(18,378)	$(26,638)
State income taxes, net of federal benefit	(1,271)	(1,076)	(3,050)
Decrease in valuation allowance due to BBI acquisition	—	(5,084)	—
Other increase (decrease) in valuation allowance	13,605	22,510	27,247
Tax over book basis in GreenFiber on sale	(2,570)	—	—
Non-deductible impairment of investment in GreenFiber	—	—	3,738
Non-deductible GreenFiber goodwill impairment and equity income in subsidiaries	1,548	180	1,182
Tax credits	(598)	(660)	(650)
Non-deductible expenses	505	494	823
Non-deductible stock option charges	—	—	73
Other, net	(491)	(512)	(1,132)

	$1,799	$(2,526)	$1,593

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following at April 30, 2014 and 2013:

	April 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$36,594	$34,217
Accrued expenses and reserves	30,690	29,884
Book over tax depreciation of property and equipment	28,868	19,881
Alternative minimum tax credit carryforwards	3,330	3,330
General business tax credit carryforwards	2,666	2,095
Capital loss carryforwards	2,510	—
Stock awards	1,315	1,177
Unrealized loss on commodity hedges	1,115	1,852
Other	1,496	964

Total deferred tax assets	108,584	93,400
Less: valuation allowance	(84,540)	(70,352)

Total deferred tax assets after valuation allowance	24,044	23,048

Deferred tax liabilities:
Amortization of intangibles	(28,210)	(25,973)
Other	(286)	(143)

Total deferred tax liabilities	(28,496)	(26,116)

Net deferred tax liability	$(4,452)	$(3,068)

At April 30, 2014 we have, for federal income tax purposes, net operating loss carryforwards of approximately $73,772 that expire in fiscal years 2024 through 2034 and state net operating loss carryforwards of approximately $93,680 that expire in fiscal years 2015 through 2034. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, we have $3,330 minimum tax credit carryforwards available that are not subject to a time limitation, $2,666 general business credit carryforwards which expire in fiscal years 2023 through 2034 and $6,235 capital loss carryforward which expires in fiscal year 2019. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. We are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

For fiscal year 2014, the net increase in the valuation allowance was $14,188. For fiscal year 2013, the valuation allowance decreased by $5,084 due to the recognition of additional reversing temporary differences from the deferred tax liability recorded through goodwill related to the BBI acquisition. The $5,084 deferred tax liability related to the BBI acquisition resulted from temporary differences related to the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The net deferred tax liability as of April 30, 2014 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

The provisions of ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, ASC 740-10-25-5 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for fiscal years 2014 and 2013 are as follows:

	Fiscal Year Ended April 30,
	2014	2013
Unrecognized tax benefits at beginning of period	$3,879	$4,447
Gross increases for tax positions of prior years	22	543
Gross decreases for tax positions of prior years	(229)	(26)
Reductions resulting from lapse of statute of limitations	(611)	(655)
Settlements	—	(430)

Unrecognized tax benefits at end of period	$3,061	$3,879

The gross increases for tax positions of prior years for 2013 includes $430 tax from the settlement with New York State, which is offset by the ($430) settlements for 2013. Included in the balances at April 30, 2014 and 2013 are $0 of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate that $0 of unrecognized tax benefits may be reversed within the next 12 months due to the expiration of the applicable statute of limitations.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, we have accrued interest of $116 and penalties of $8 during fiscal year 2014, including $40 accrued in income tax expense during the year ended April 30, 2014. We accrued interest of $76 and penalties of $9 related to uncertain tax positions during fiscal year 2013, including $41 accrued in income tax expense during fiscal year 2013. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through 2014 remain open for examination, with limited exceptions.

16.	ASSET IMPAIRMENTS AND OTHER ITEMS

Asset Impairment Charge

In April 2014, we initiated a plan to wind down the operations of CARES and to abandon the operations of CARES in fiscal year 2015. As a result, it was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment. The impairment was measured based on the asset group’s highest and best use under the market approach. We recorded an impairment charge of $7,455 in fiscal year 2014 to the asset group of CARES in the Western region.

In the fourth quarter of fiscal year 2012, we entered into negotiations regarding the sale of Maine Energy. Based on the proposed purchase consideration, we reviewed the asset group for impairment and recorded a $40,746 impairment charge to the asset group located within the Eastern region. The impairment was measured based on the asset group’s highest and best use under the market approach, utilizing the discounted present cash flows associated with the purchase consideration of the facility, adjusted for costs to demolish the facility. We used a discount rate of 3.5%, which approximates the buyers borrowing rate. See Note 17 for disclosure over the Maine Energy divestiture transaction.

Development Project Charge

In fiscal year 2014 and 2012, we recorded charges of $1,394 and $131 for deferred costs associated with a gas pipeline development project in Maine no longer deemed viable in fiscal year 2014 and certain development projects no longer deemed viable in fiscal year 2012.

As of April 30, 2014 and April 30, 2013, we had $0 and $1,644 of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

Severance and Reorganization

In fiscal year 2014, we recorded a charge of $586 for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”).

In fiscal year 2013, we recorded a charge of $3,709 for severance costs associated primarily with the realignment of our operations in order to streamline functions and improve our cost structure, the closure of Maine Energy and a reorganization of senior management. Through the realignment of our operations we improved certain aspects of the sales function to better facilitate customer service and retention, pricing growth, and support of strategic growth initiatives; better aligned transportation, route management and maintenance functions at the local level; and reduced corporate overhead and staff to match organizational needs and reduce costs.

We have liabilities associated with severance and reorganization as of April 30, 2014 and 2013, which are recorded in other accrued liabilities, of $478 and $680.

Expense from Divestiture, Acquisition and Financing Costs

In fiscal year 2014, we incurred $144 of expenses primarily associated with legal costs for the acquisition of the remaining 50% membership interest of Tompkins. See Note 2 for disclosure over the acquisition of Tompkins.

In fiscal year 2013, we incurred $1,410 of expenses attributable to a $303 write-off of costs associated with the attempted refinancing of our Second Lien Notes, $602 of legal costs associated with the Maine Energy divestiture transaction, as discussed in Note 17, and $505 of costs associated with the BBI acquisition.

Legal Settlement

In fiscal year 2012, we recorded expenses totaling $1,359 attributable to a $359 legal settlement with the Town of Seneca, New York and a $1,000 legal settlement with the Vermont Attorney General’s Office.

17.	DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS

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

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and loss before income taxes attributable to discontinued operations for fiscal year 2014, 2013 and 2012, respectively, are as follows:

	Fiscal Year Ended April 30,
	2014	2013	2012
Revenues	$3,316	$12,033	$12,865
Income (loss) before income taxes	$284	$(4,480)	$(1,025)

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement. Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. On June 2, 2014, the United States Environmental Protection Agency provided final approval of the work plans to complete the last phase of the decommissioning process. The time for completion has been consensually extended by Maine Energy and the City of Biddeford and we expect to complete the decommissioning process within the current agreed upon timeframe. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible.

As a part of the closure and decommissioning of the Maine Energy facility, we have withdrawn from a multiemployer pension plan to which we have made contributions for the benefit of Maine Energy employees covered under a collective bargaining agreement. In the fourth quarter of fiscal year 2014, based on information provided by the fund administrator, we determined that we have no obligation associated with the plan’s unfunded vested benefit based on our withdrawal.

18.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Fiscal Year Ended April 30,
	2014	2013	2012
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(23,001)	$(49,662)	$(77,697)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,086	38,662	25,991
Class B common stock	988	988	988
Unvested restricted stock	(130)	(134)	(127)
Effect of weighted average shares outstanding during period	(124)	(5,501)	(103)

Weighted average number of common shares used in basic and diluted EPS	39,820	34,015	26,749

For fiscal years 2014, 2013 and 2012, 2,190, 2,074 and 2,445 shares, respectively, of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

19.	RELATED PARTY TRANSACTIONS

Services

During fiscal years 2014, 2013 and 2012, we retained the services of a related party, a company wholly owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for fiscal years 2014, 2013 and 2012 were $7,816, $6,577 and $2,612, respectively, of which $890 and $1,189 were outstanding and included in either accounts payable or other current liabilities at April 30, 2014 and 2013, respectively.

Leases

In fiscal year 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors are the general partners. The leases have since been extended through April 2023 and according to the terms of the agreements called for monthly payments of approximately $27. Total expense charged to operations for fiscal years 2014, 2013 and 2012 under these agreements was $386, $286 and $300, respectively.

Landfill Post-closure

We have agreed to pay the cost of post-closure on a landfill owned by two of our major stockholders and members of the Board of Directors (one of whom is also an officer). We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until 2024. In fiscal years 2014, 2013 and 2012, we paid $8, $8 and $8 respectively, pursuant to this agreement. As of April 30, 2014 and 2013, we have accrued $94 and $100, respectively, for costs associated with its post-closure obligations.

Employee Loan

In fiscal year 2014, we entered into an agreement with an employee to amend a promissory note, whereas the outstanding balance of $149, which had been included in Notes receivable – related party in the accompanying consolidated balance sheet, shall be deemed paid in full in exchange for continued employment and the employee forgoing participation in the annual cash incentive plan and restricted stock program for a period of time specified in the amended note. Upon entering into the amended note, interest ceased accruing on the note and we recorded a charge of $149 in general and administration to reserve for the note.

20.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to-energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment. Segment data for fiscal years 2013 and 2012 has been revised to properly align with internal management reporting, which was modified in fiscal year 2014 as follows: to move Organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint; and to move a smaller brokerage operation from the Eastern region to the Recycling segment to align with the rest of our brokerage operations.

Fiscal Year Ended April 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$147,330	$38,946	$24,961	$(1,105)	$(272)	$19,870	$17,429	$200,235
Western	216,911	70,809	28,693	13,298	112	20,471	87,666	331,304
Recycling	43,825	(139)	4,262	(2,435)	—	1,111	12,315	49,652
Other	89,567	2,019	2,423	2,158	38,023	4,507	1,729	68,706
Eliminations	—	(111,635)	—	—	—	—	—	—

Total	$497,633	$—	$60,339	$11,916	$37,863	$45,959	$119,139	$649,897

Fiscal Year Ended April 30, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$129,889	$30,933	$23,518	$(5,291)	$27,054	$20,383	$16,858	$198,710
Western	205,747	65,390	26,446	20,058	(1,311)	30,384	86,880	348,455
Recycling	42,273	116	4,303	(697)	5,553	935	12,190	50,921
Other	77,426	3,933	2,309	(1,649)	10,133	3,325	—	65,033
Eliminations	—	(100,372)	—	—	—	—	—	—

Total	$455,335	$—	$56,576	$12,421	$41,429	$55,027	$115,928	$663,119

Fiscal Year Ended April 30, 2012

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$127,930	$33,559	$25,179	$(43,640)	$31,637	$19,734	$58	$166,938
Western	212,227	67,776	26,168	29,715	80	27,467	89,458	333,381
Recycling	52,195	57	4,130	5,088	6,795	5,494	12,190	55,434
Other	75,598	4,466	2,938	(2,196)	6,454	5,668	—	77,990
Eliminations	—	(105,858)	—	—	—	—	—	—

Total	$467,950	$—	$58,415	$(11,033)	$44,966	$58,363	$101,706	$633,743

Amounts of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended April 30,
	2014		2013		2012
Collection	$225,441	45.3%	$208,973	45.9%	$205,296	43.9%
Disposal	128,778	25.9%	115,049	25.3%	123,620	26.4%
Power generation	9,512	1.9%	11,354	2.4%	11,894	2.6%
Processing	8,852	1.8%	6,901	1.5%	5,772	1.2%

Solid waste operations	372,583	74.9%	342,277	75.1%	346,582	74.1%
Organics	37,829	7.6%	35,330	7.8%	30,871	6.6%
Customer solutions	43,396	8.7%	35,455	7.8%	38,302	8.2%
Recycling	43,825	8.8%	42,273	9.3%	52,195	11.1%

Total revenues	$497,633	100.0%	$455,335	100.0%	$467,950	100.0%

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for fiscal years 2013 and 2012 have been revised to conform to this presentation.

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the consolidated statements of operations by quarter for fiscal years 2014, 2013 and 2012. The impact of discontinued operations, as described in Note 17, is included in all periods in the table below.

Fiscal Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$128,558	$132,296	$117,852	$118,927
Operating income (loss)	$9,737	$9,450	$(1,298)	$(5,973)
Loss from continuing operations before discontinued operations	$(114)	$(530)	$(11,033)	$(15,633)
Net loss attributable to common stockholders	$(191)	$(339)	$(10,750)	$(11,815)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.00)	$(0.01)	$(0.28)	$(0.39)
Net loss attributable to common stockholders	$(0.00)	$(0.01)	$(0.27)	$(0.30)

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$117,638	$116,836	$112,167	$108,694
Operating income	$5,807	$4,426	$78	$2,110
Loss from continuing operations before discontinued operations	$(8,163)	$(20,857)	$(11,146)	$(9,817)
Net loss attributable to common stockholders	$(8,371)	$(20,967)	$(11,407)	$(13,397)
Loss per common share:
Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.30)	$(0.68)	$(0.28)	$(0.25)
Net loss attributable to common stockholders	$(0.31)	$(0.68)	$(0.29)	$(0.34)

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$124,066	$125,989	$111,520	$106,375
Operating income (loss)	$10,468	$11,730	$4,448	$(37,679)
Loss from continuing operations before discontinued operations	$(3,502)	$(693)	$(24,517)	$(48,991)
Net loss attributable to common stockholders	$(3,062)	$(765)	$(24,635)	$(49,124)
Loss per common share:
Basic:
Loss from continuing operations before discontinued operations	$(0.13)	$(0.03)	$(0.91)	$(1.82)
Net loss attributable to common stockholders	$(0.12)	$(0.03)	$(0.92)	$(1.83)

Our transfer and disposal revenues historically have been lower during the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months. Since certain of our operating and fixed costs remain constant throughout fiscal year, operating income is impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

Our recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season.

22.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of April 30, 2014 and April 30, 2013, the consolidating results of operations and comprehensive loss for fiscal years 2014, 2013 and 2012, and the condensed consolidating statements of cash flows for fiscal years 2014, 2013 and 2012 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”) , each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”) , (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2014

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,151	$271	$42	$—	$2,464
Restricted cash	—	76	—	—	76
Accounts receivable – trade, net	534	51,983	86	—	52,603
Refundable income taxes	465	—	—	—	465
Prepaid expenses	2,617	4,557	2	—	7,176
Inventory	—	3,852	53	—	3,905
Deferred income taxes	2,502	—	—	—	2,502
Other current assets	312	936	7	—	1,255
Current assets of discontinued operations	—	359	—	—	359

Total current assets	8,581	62,034	190	—	70,805

Property, plant and equipment, net	4,104	398,670	650	—	403,424
Goodwill	—	119,139	—	—	119,139
Intangible assets, net	159	13,261	—	—	13,420
Restricted assets	—	681	—	—	681
Investments in unconsolidated entities	16,752	1,932	—	(1,932)	16,752
Investments in subsidiaries	(36,006)	—	—	36,006	—
Other non-current assets	13,874	10,331	—	—	24,205
Non-current assets of discontinued operations	—	1,471	—	—	1,471

	(1,117)	545,485	650	34,074	579,092

Intercompany receivable	543,291	(506,348)	(38,875)	1,932	—

	$550,755	$101,171	$(38,035)	$36,006	$649,897

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$84	$801	$—	$—	$885
Accounts payable	22,678	28,286	824	—	51,788
Accrued payroll and related expenses	1,212	4,849	1	—	6,062
Accrued interest	6,084	3	—	—	6,087
Current accrued capping, closure and post-closure costs	—	7,309	3	—	7,312
Other accrued liabilities	7,289	10,081	242	—	17,612

Total current liabilities	37,347	51,329	1,070	—	89,746

Long-term debt and capital leases, less current maturities	504,836	2,298	—	—	507,134
Accrued capping, closure and post-closure costs, less current portion	—	37,306	36	—	37,342
Deferred income taxes	6,954	—	—	—	6,954
Other long-term liabilities	10,025	7,149	84	—	17,258

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(8,407)	3,089	(39,095)	36,006	(8,407)
Noncontrolling interests	—	—	(130)	—	(130)

Total stockholders’ (deficit) equity	(8,407)	3,089	(39,225)	36,006	(8,537)

	$550,755	$101,171	$(38,035)	$36,006	$649,897

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2013

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$253	$242	$—	$1,755
Restricted cash	—	76	—		76
Accounts receivable – trade, net	571	47,644	474	—	48,689
Refundable income taxes	128	—	—	—	128
Prepaid expenses	1,471	4,240	—	—	5,711
Inventory	—	3,440	54	—	3,494
Deferred income taxes	3,730	—	—	—	3,730
Other current assets	366	528	7	—	901
Current assets of discontinued operations	—	61	—	—	61

Total current assets	7,526	56,242	777	—	64,545

Property, plant and equipment, net	2,771	411,284	8,447	—	422,502
Goodwill	—	115,928	—	—	115,928
Intangible assets, net	249	11,425	—	—	11,674
Restricted assets	—	545	—	—	545
Notes receivable – related party/employee	147	—	—	—	147
Investments in unconsolidated entities	16,486	2,189	3,509	(1,932)	20,252
Investments in subsidiaries	(59,759)	—	—	59,759	—
Other non-current assets	15,774	11,752	—	—	27,526

	(24,332)	553,123	11,956	57,827	598,574

Intercompany receivable	580,328	(539,752)	(42,508)	1,932	—

	$563,522	$69,613	$(29,775)	$59,759	$663,119

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$—	$1,218	$—	$—	$1,218
Accounts payable	23,492	27,847	635	—	51,974
Accrued payroll and related expenses	538	3,445	—	—	3,983
Accrued interest	6,071	3	—	—	6,074
Current accrued capping, closure and post-closure costs	—	3,832	3	—	3,835
Other accrued liabilities	10,001	10,896	117	—	21,014

Total current liabilities	40,102	47,241	755	—	88,098

Long-term debt and capital leases, less current maturities	492,965	2,022	—	—	494,987
Accrued capping, closure and post-closure costs, less current portion	—	39,298	37	—	39,335
Deferred income taxes	6,798	—	—	—	6,798
Other long-term liabilities	12,372	6,078	—	—	18,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ equity	11,285	(25,026)	(34,733)	59,759	11,285
Noncontrolling interests	—	—	4,166	—	4,166

Total stockholders’ equity	11,285	(25,026)	(30,567)	59,759	15,451

	$563,522	$69,613	$(29,775)	$59,759	$663,119

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$495,391	$2,242	$—	$497,633

Operating expenses:
Cost of operations	(23)	351,829	2,786	—	354,592
General and administration	1,377	60,446	42	—	61,865
Depreciation and amortization	935	58,651	753	—	60,339
Asset impairment charge	—	—	7,455	—	7,455
Development project charge	—	1,394	—	—	1,394
Severance and reorganization costs	4	582	—	—	586
Environmental remediation charge	—	400	—	—	400
Expense from divestiture, acquisition and financing costs	—	144	—	—	144
Change in fair value of acquisition related contingent consideration	—	(1,058)	—	—	(1,058)

	2,293	472,388	11,036	—	485,717

Operating income (loss)	(2,293)	23,003	(8,794)	—	11,916

Other expense (income), net:
Interest income	(4)	(308)	—	—	(312)
Interest expense	38,095	80	—	—	38,175
(Income) loss from equity method investments	(18,811)	(169)	1,105	18,811	936
(Gain) loss on sale of equity method investment	—	—	(593)	—	(593)
(Gain) loss on derivative instruments	280	—	—	—	280
Other income	(557)	(501)	(1)	—	(1,059)

Other expense, net	19,003	(898)	511	18,811	37,427

Income (loss) from continuing operations before income taxes	(21,296)	23,901	(9,305)	(18,811)	(25,511)
Provision (benefit) for income taxes	1,799	—	—	—	1,799

Income (loss) from continuing operations	(23,095)	23,901	(9,305)	(18,811)	(27,310)

Discontinued operations:
Income (loss) from discontinued operations, net	—	284	—	—	284
Gain (loss) on disposal of discontinued operations, net	—	(378)	—	—	(378)
Net income (loss)	(23,095)	23,807	(9,305)	(18,811)	(27,404)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(4,309)	—	(4,309)

Net income (loss) attributable to common stockholders	$(23,095)	$23,807	$(4,996)	$(18,811)	$(23,095)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$453,589	$1,746	$—	$455,335

Operating expenses:
Cost of operations	(295)	321,382	1,927	—	323,014
General and administration	220	57,898	87	—	58,205
Depreciation and amortization	1,017	55,142	417	—	56,576
Severance and reorganization costs	1,766	1,943	—	—	3,709
Expense from divestiture, acquisition and financing costs	303	1,107	—	—	1,410

	3,011	437,472	2,431	—	442,914

Operating income (loss)	(3,011)	16,117	(685)	—	12,421

Other expense (income), net:
Interest income	(32,896)	(113)	—	32,868	(141)
Interest expense	42,405	32,033	—	(32,868)	41,570
Loss (income) from equity method investments	24,723	36	4,405	(24,723)	4,441
Loss on derivative instruments	4,512	—	—	—	4,512
Loss on debt extinguishment	15,584	—	—	—	15,584
Other income	(671)	(365)	—	—	(1,036)

Other expense, net	53,657	31,591	4,405	(24,723)	64,930

Income (loss) from continuing operations before income taxes	(56,668)	(15,474)	(5,090)	24,723	(52,509)
Provision (benefit) for income taxes	(2,526)	—	—	—	(2,526)

Income (loss) from continuing operations	(54,142)	(15,474)	(5,090)	24,723	(49,983)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(4,480)	—	—	(4,480)
Gain (loss) on disposal of discontinued operations, net	—	—	—	—	—

Net income (loss)	(54,142)	(19,954)	(5,090)	24,723	(54,463)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(321)	—	(321)

Net income (loss) attributable to common stockholders	$(54,142)	$(19,954)	$(4,769)	$24,723	$(54,142)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$467,950	$—	$—	$467,950

Operating expenses:
Cost of operations	16	318,047	5	—	318,068
General and administration	576	59,677	11	—	60,264
Depreciation and amortization	1,568	56,850	(3)	—	58,415
Asset impairment charge	—	40,746	—	—	40,746
Legal settlement	1,000	359	—	—	1,359
Development project charge	—	131	—	—	131

	3,160	475,810	13	—	478,983

Operating income (loss)	(3,160)	(7,860)	(13)	—	(11,033)

Other expense/(income), net:
Interest income	(39,871)	(34)	—	39,863	(42)
Interest expense	46,058	38,813	—	(39,863)	45,008
Loss (income) from equity method investments	66,832	(7)	10,001	(66,832)	9,994
Impairment of equity method investment	—	—	10,680	—	10,680
Loss on debt extinguishment	300	—	—	—	300
Other income	(486)	(377)	—	—	(863)

Other expense, net	72,833	38,395	20,681	(66,832)	65,077

Income (loss) from continuing operations before income taxes	(75,993)	(46,255)	(20,694)	66,832	(76,110)
Provision (benefit) for income taxes	1,593	—	—	—	1,593

Income (loss) from continuing operations	(77,586)	(46,255)	(20,694)	66,832	(77,703)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(614)	—	—	(614)
Gain (loss) on disposal of discontinued operations, net of tax	—	725	—	—	725

Net income (loss)	(77,586)	(46,144)	(20,694)	66,832	(77,592)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(6)	—	(6)

Net income (loss) attributable to common stockholders	$(77,586)	$(46,144)	$(20,688)	$66,832	$(77,586)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(23,095)	$23,807	$(9,305)	$(18,811)	$(27,404)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	—	—	(36)	—	(36)
Realized loss (gain) on derivative instruments reclassified into earnings	—	—	655	—	655
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	12	—	—	12

Other comprehensive income (loss)	—	12	619	—	631

Comprehensive income (loss)	(23,095)	23,819	(8,686)	(18,811)	(26,773)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(4,309)	—	(4,309)

Comprehensive income (loss) attributable to common stockholders	$(23,095)	$23,819	$(4,377)	$(18,811)	$(22,464)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(54,142)	$(19,954)	$(5,090)	$24,723	$(54,463)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax	(1,257)	—	(1,653)	—	(2,910)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax	3,626	—	621	—	4,247
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	23	—	—	23

Other comprehensive income (loss)	2,369	23	(1,032)	—	1,360

Comprehensive income (loss)	(51,773)	(19,931)	(6,122)	24,723	(53,103)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(321)	—	(321)

Comprehensive income (loss) attributable to common stockholders	$(51,773)	$(19,931)	$(5,801)	$24,723	$(52,782)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(77,586)	$(46,144)	$(20,694)	$66,832	$(77,592)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net of tax	(2,253)	—	504	—	(1,749)
Realized loss (gain) on derivative instruments reclassified into earnings, net of tax	(77)	—	(501)	—	(578)
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(3)	—	—	(3)

Other comprehensive income (loss), net of tax	(2,330)	(3)	3	—	(2,330)

Comprehensive income (loss)	(79,916)	(46,147)	(20,691)	66,832	(79,922)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(6)	—	(6)

Comprehensive income (loss) attributable to common stockholders	$(79,916)	$(46,147)	$(20,685)	$66,832	$(79,916)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(40,365)	$89,792	$215	$—	$49,642

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(8,305)	—	—	(8,305)
Acquisition related additions to property, plant and equipment	—	(2,633)	—	—	(2,633)
Additions to property, plant and equipment	(1,675)	(41,236)	(415)	—	(43,326)
Payments on landfill operating lease contracts	—	(6,505)	—	—	(6,505)
Investments in unconsolidated entities	(2,107)	—	—	—	(2,107)
Proceeds from sale of equity method investment	3,442	—	—	—	3,442
Proceeds from sale of property and equipment	—	1,524	—	—	1,524

Net cash provided by (used in) investing activities	(340)	(57,155)	(415)	—	(57,910)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	161,650	—	—	—	161,650
Principal payments on long-term debt	(151,074)	(1,306)	—	—	(152,380)
Payments of financing costs	(405)	—	—	—	(405)
Proceeds from the exercise of share based awards	—	143	—	—	143
Intercompany borrowings	31,425	(31,425)	—	—	—

Net cash provided by (used in) financing activities	41,596	(32,588)	—	—	9,008
Net cash provided by (used in) discontinued operations	—	(31)	—	—	(31)

Net increase (decrease) in cash and cash equivalents	891	18	(200)	—	709
Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

Cash and cash equivalents, end of period	$2,151	$271	$42	$—	$2,464

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(5,319)	$50,527	$(1,302)	$—	$43,906

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(25,225)	—	—	(25,225)
Acquisition related additions to property, plant and equipment	—	(1,746)	—	—	(1,746)
Additions to property, plant and equipment	(203)	(48,058)	(5,020)	—	(53,281)
Payments on landfill operating lease contracts	—	(6,261)	—	—	(6,261)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Investments in unconsolidated entities	(4,166)	(2,707)	3,666	—	(3,207)
Proceeds from sale of property and equipment	—	883	—	—	883

Net cash provided by (used in) investing activities	(4,369)	(83,732)	(1,354)	—	(89,455)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	334,497	41,849	—	—	376,346
Principal payments on long-term debt	(359,342)	(1,516)	—	—	(360,858)
Change in restricted cash	—	—	—	—	—
Payment of tender premium on second lien notes	(10,743)	—	—	—	(10,743)
Net proceeds from the issuance of class A common stock	42,184	—	—	—	42,184
Contributions from nonctonrolling interest holder	—	—	2,531	—	2,531
Other	(4,513)	—	—	—	(4,513)
Intercompany borrowings	5,066	(5,066)	—	—	—

Net cash provided by (used in) financing activities	7,149	35,267	2,531	—	44,947
Discontinued Operations:
Net cash provided by (used in) discontinued operations	—	(2,177)	—	—	(2,177)

Net increase (decrease) in cash and cash equivalents	(2,539)	(115)	(125)	—	(2,779)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$1,260	$253	$242	$—	$1,755

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$4,552	$59,088	$531	$—	$64,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,102)	—	—	(2,102)
Acquisition related additions to property, plant and equipment	—	(529)	—	—	(529)
Additions to property, plant and equipment	(574)	(54,681)	(2,579)	—	(57,834)
Payments on landfill operating lease contracts	—	(6,616)	—	—	(6,616)
Investments in unconsolidated entities	(2,740)	(4,184)	1,879	—	(5,045)
Proceeds from sale of property and equipment	—	1,492	—	—	1,492

Net cash provided by (used in) investing activities	(3,314)	(66,620)	(700)	—	(70,634)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	163,500	—	—	—	163,500
Principal payments on long-term debt	(151,390)	(1,416)	—	—	(152,806)
Payments of financing costs	(1,592)	—	—	—	(1,592)
Contributions from nonctonrolling interest holder		—	536	—	536
Other	591	—	—	—	591
Intercompany borrowings	(10,079)	10,079	—	—	—

Net cash provided by (used in) financing activities	1,030	8,663	536	—	10,229
Net cash provided by (used in) discontinued operations	—	(1,049)	—	—	(1,049)

Net increase (decrease) in cash and cash equivalents	2,268	82	367	—	2,717
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817

Cash and cash equivalents, end of period	$3,799	$368	$367	$—	$4,534

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 of Part III (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, and is incorporated by reference from the information in the Company’s definitive proxy statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”) which the Company intends to file with the Securities and Exchange Commission within 120 days of the end of fiscal year to which this report relates.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of April 30, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	1,368,165	$8.65	1,526,941
Equity compensation plans not approved by security holders	—	—	—

(1)	In addition to being available for future issuance in the form of options, 1,414,023 shares of our Class A common stock under our 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.
(2)	Includes 112,918 shares of our Class A common stock issuable under our 1997 Employee Stock Purchase Plan.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Consolidated Financial Statements included under Item 8.

Report of Independent Registered Public Accounting Firm – McGladrey LLP

Consolidated Balance Sheets as of April 30, 2014 and 2013.

Consolidated Statements of Operations for fiscal years 2014, 2013, and 2012.

Consolidated Statements of Comprehensive Loss for fiscal years 2014, 2013, and 2012.

Consolidated Statements of Stockholders’ (Deficit) Equity for fiscal years 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for fiscal years 2014, 2013, and 2012.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules: Schedule II – Valuation and Qualifying Accounts.

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

CASELLA WASTE SYSTEMS, INC.

Dated: June 26, 2014	By:	/s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella John W. Casella	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	June 26, 2014

/s/ Edmond R. Coletta Edmond R. Coletta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 26, 2014

/s/ Christopher B. Heald Christopher B. Heald	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 26, 2014

/s/ Douglas R. Casella Douglas R. Casella	Director	June 26, 2014

/s/ John F. Chapple III John F. Chapple III	Director	June 26, 2014

/s/ Gregory B. Peters Gregory B. Peters	Director	June 26, 2014

/s/ James F. Callahan, Jr. James F. Callahan, Jr.	Director	June 26, 2014

/s/ Joseph G. Doody Joseph G. Doody	Director	June 26, 2014

/s/ James P. McManus James P. McManus	Director	June 26, 2014

/s/ Michael K. Burke Michael K. Burke	Director	June 26, 2014

/s/ Emily Nagle Green Emily Nagle Green	Director	June 26, 2014

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Fiscal Year Ended April 30,
	2014	2013	2012
Balance at beginning of period	$1,332	$740	$920
Additions – Charged to expense	1,586	1,682	730
Deductions – Bad debts written off, net of recoveries	(1,246)	(1,090)	(910)

Balance at end of period	$1,672	$1,332	$740

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 of Casella as filed November 12, 1999 (file no. 333-90913)).

2.2	Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed March 3, 2011 (file no. 000-23211)).

2.3	Stock Purchase Agreement dated as of December 6, 2012 among Casella, Blow Bros., the stockholders of Blow Bros. named therein, Arthur E. St. Hilaire (solely in his capacity as the Representative), and Trash Lady, LLC and Trash Lady NH, LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed December 10, 2012 (file no. 000-23211)).

2.4	Membership Interest Purchase Agreement dated December 5, 2013, by and among Casella Waste Systems, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 12, 2013 (file no. 000-23211)).

3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella as filed December 7, 2007 (file no. 000-23211)).

3.2	Third Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed February 27, 2009 (file no. 000-23211)).

4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed October 9, 1997 (file no. 333-33135)).

4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed August 18, 2000 (file no. 000-23211)).

4.3	Indenture, dated February 7, 2011, by and among Casella, the Guarantors named therein and U.S. Bank National Association, as Trustee, governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.4	Registration Rights Agreement, dated as of February 7, 2011, by and among Casella, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc. and Comerica Securities, Inc., relating to the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.5	Registration Rights Agreement, dated October 9, 2012, by and among Casella, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Comerica Securities, Inc. and KeyBanc Capital Markets Inc., governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on October 9, 2012 (file no. 000-23211)).

4.6	Form of 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit A to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

Exhibit No.	Description

4.7	Financing Agreement dated as of March 1, 2013 between Casella and the Vermont Economic Development Authority, relating to issuance of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed April 5, 2013 (file no. 000-23211)).

4.8+	VEDA Guaranty Agreement, dated as of March 1, 2013, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein.

4.9	Financing Agreement dated as of March 1, 2013 between Casella and the Business Finance Authority of the State of New Hampshire, relating to issuance of Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed April 5, 2013 (file no. 000-23211)).

4.10	Financing Agreement between Casella and Finance Authority of Maine, dated as of December 1, 2005, relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

4.11	First Amendment dated as of February 1, 2012 to Financing Agreement dated as of December 1, 2005, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

4.12	FAME Guaranty Agreement, dated as of February 1, 2012, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.1*	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed September 24, 1997 (file no. 333-33135)).

10.2*	Form of Nonstatutory Stock Option Agreement granted under the Amended and Restated 1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed September 9, 2004 (file no. 000-23211)).

10.3*	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Appendix 1 to the Definitive Proxy Statement on Schedule 14A of Casella as filed September 21, 1998).

10.4*	Form of Incentive Stock Option Agreement granted under the Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed September 9, 2004 (file no. 000-23211)).

10.5	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

10.6	Second Amendment to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).

10.7+	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Rutland lease).

Exhibit No.	Description

10.8	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

10.9+	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Montpelier lease).

10.10	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and Casella Waste Systems, Inc. dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed August 7, 1997 (file no. 333-33135)).

10.11*	Employment Agreement between Casella and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed August 4, 2000 (file no. 000-23211)).

10.12*	Amendment to Employment Agreement by and between Casella and John W. Casella dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.13*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on October 19, 2009 (file no. 000-23211)).

10.14*+	Form of Incentive Stock Option Agreement granted under 2006 Stock Incentive Plan.

10.15*+	Form of Restricted Stock Agreement granted under 2006 Stock Incentive Plan.

10.16*+	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract).

10.17*+	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract).

10.18*+	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract).

10.19*+	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract).

10.20*	Form of Performance Share Unit Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 4, 2008 (file no. 000-23211)).

10.21	Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Lender, and the other lenders party thereto, Casella and Casella’s subsidiaries identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).

10.22	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of April 27, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.50 to the annual report on Form 10-K of Casella as filed on June 28, 2012 (file no. 000-23211)).

10.23	Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of September 20,2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on December 4, 2012 (file no. 000-23211)).

Exhibit No.	Description

10.24	Third Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2013, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on June 26, 2013 (file no. 000-23211)).

10.25*	Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

10.26*+	Letter Agreement between Casella and Edwin D. Johnson dated as of February 12, 2013.

10.27*+	Employment Agreement between Casella and David L. Schmitt dated as of May 31, 2006, as amended.

10.28*+	Employment Agreement between Casella and Edmond Coletta dated as of September 1, 2012.

10.29+	Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella, amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease).

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1 +	Subsidiaries of Casella Waste Systems, Inc.

23.1 +	Consent of McGladrey LLP

31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

+	Filed herewith

*	This is a management contract or compensatory plan or arrangement.

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of April 30, 2014 and 2013, (ii) Consolidated Statements of Operations for fiscal years 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Loss for fiscal years 2014, 2013 and 2012, (iv) Consolidated Statement of Stockholders’ Equity for fiscal years 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for fiscal years 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.