Form 10-Q
period 2014-07-31
CASELLA WASTE SYSTEMS INC
filed 2014-08-28
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 15, 2014:

Class A common stock, $0.01 par value per share:	39,451,203
Class B common stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2014	April 30, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,595	$2,464
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,081 and $1,672	59,212	52,603
Refundable income taxes	462	465
Prepaid expenses	8,359	7,176
Inventory	4,191	3,905
Deferred income taxes	2,331	2,502
Other current assets	1,314	1,255
Current assets of discontinued operations	365	359

Total current assets	78,905	70,805
Property, plant and equipment, net of accumulated depreciation and amortization of $713,611 and $695,935	403,306	403,424
Goodwill	119,139	119,139
Intangible assets, net	12,733	13,420
Restricted assets	703	681
Cost method investments	16,752	16,752
Other non-current assets	23,687	24,205
Non-current assets of discontinued operations	1,377	1,471

Total assets	$656,602	$649,897

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	July 31, 2014	April 30, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$877	$885
Accounts payable	47,372	51,788
Accrued payroll and related expenses	4,602	6,062
Accrued interest	12,955	6,087
Current accrued capping, closure and post-closure costs	4,669	7,312
Other accrued liabilities	20,000	17,612

Total current liabilities	90,475	89,746
Long-term debt and capital leases, less current portion	511,192	507,134
Accrued capping, closure and post-closure costs, less current portion	38,846	37,342
Deferred income taxes	6,956	6,954
Other long-term liabilities	16,749	17,258
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,451,000 and 39,086,000 shares issued and outstanding as of July 31, 2014 and April 30, 2014, respectively	395	391
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of July 31, 2014 and April 30, 2014, respectively	10	10
Additional paid-in capital	339,529	338,625
Accumulated deficit	(347,762)	(347,472)
Accumulated other comprehensive income	51	39

Total Casella Waste Systems, Inc. stockholders’ deficit	(7,777)	(8,407)
Noncontrolling interests	161	(130)

Total stockholders’ deficit	(7,616)	(8,537)

Total liabilities and stockholders’ deficit	$656,602	$649,897

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2014	2013
Revenues	$141,387	$128,558
Operating expenses:
Cost of operations	98,766	88,419
General and administration	16,840	15,078
Depreciation and amortization	16,368	15,197
Environmental remediation charge	75	—
Severance and reorganization costs	—	107
Expense from divestiture, acquisition and financing costs	—	20

	132,049	118,821

Operating income	9,338	9,737
Other expense (income):
Interest income	(88)	(12)
Interest expense	9,551	9,359
Loss from equity method investments	—	977
Gain on derivative instruments	(69)	(654)
Other income	(192)	(138)

Other expense, net	9,202	9,532

Income from continuing operations before income taxes and discontinued operations	136	205
Provision for income taxes	290	319

Loss from continuing operations before discontinued operations	(154)	(114)
Discontinued operations:
Income from discontinued operations (net of income tax provision of $0 and $0)	—	329
Loss on disposal of discontinued operations (net of income tax provision of $0 and $0)	—	(378)

Net loss	(154)	(163)

Less: Net income attributable to noncontrolling interests	136	28

Net loss attributable to common stockholders	$(290)	$(191)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended July 31,
	2014	2013
Amounts attributable to common stockholders:
Loss from continuing operations before discontinued operations	$(290)	$(142)
Income from discontinued operations, net of tax	—	329
Loss on disposal of discontinued operations, net of tax	—	(378)

Net loss	$(290)	$(191)

Basic and diluted earnings per share:
Loss from continuing operations before discontinued operations	$(0.01)	$(0.00)
Income from discontinued operations, net of tax	—	0.01
Loss on disposal of discontinued operations, net of tax	—	(0.01)

Net loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average common shares outstanding	40,123	39,662

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2014	2013
Net loss	$(154)	$(163)
Other comprehensive income (loss), net of tax:
Unrealized loss resulting from changes in fair value of derivative instruments	—	(289)
Realized loss on derivative instruments reclassified into earnings	—	164
Unrealized gain resulting from changes in fair value of marketable securities	12	—

Other comprehensive income (loss), net of tax	12	(125)

Comprehensive loss	(142)	(288)
Less: Comprehensive income attributable to noncontrolling interests	136	28

Comprehensive loss attributable to common stockholders	$(278)	$(316)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
						Paid-In	Accumulated	Comprehensive	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests
Balance, April 30, 2014	$(8,537)	39,086	$391	988	$10	$338,625	$(347,472)	$39	$(130)

Net (loss) income	(154)	—	—	—	—	—	(290)	—	136
Other comprehensive income	12	—	—	—	—	—	—	12	—
Issuances of Class A common stock	287	365	4	—	—	283	—	—	—
Stock-based compensation	562	—	—	—	—	562	—	—	—
Contributions from noncontrolling interest holders	155	—	—	—	—	—	—	—	155
Excess tax benefit on the vesting of share based awards	59	—	—	—	—	59	—	—	—

Balance, July 31, 2014	$(7,616)	39,451	$395	988	$10	$339,529	$(347,762)	$51	$161

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(154)	$(163)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(329)
Loss on disposal of discontinued operations, net of tax	—	378
Gain on sale of property and equipment	(25)	(164)
Depreciation and amortization	16,368	15,197
Depletion of landfill operating lease obligations	3,134	2,627
Interest accretion on landfill and environmental remediation liabilities	832	1,046
Amortization of discount on senior subordinated notes	64	59
Loss from equity method investments	—	977
Gain on derivative instruments	(69)	(654)
Stock-based compensation	562	631
Excess tax benefit on the vesting of share based awards	(59)	63
Deferred income taxes	224	260
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(6,609)	(5,588)
Accounts payable	(4,416)	278
Prepaid expenses, inventories and other assets	(913)	(2,179)
Accrued expenses and other liabilities	4,642	7,087

Net cash provided by operating activities	13,581	19,526

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(29)
Acquisition related additions to property, plant and equipment	(45)	(1,072)
Additions to property, plant and equipment	(16,881)	(13,407)
Payments on landfill operating lease contracts	(962)	(1,982)
Payments related to investments	—	(2,148)
Proceeds from sale of property and equipment	163	284

Net cash used in investing activities	(17,725)	(18,354)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	38,300	29,890
Principal payments on long-term debt	(34,314)	(29,310)
Payments of financing costs	(1)	(359)
Proceeds from the exercise of share based awards	143	—
Excess tax benefit on the vesting of share based awards	59	(63)

Net cash provided by financing activities	4,187	158

Discontinued Operations:
Net cash used in operating activities	—	(166)
Net cash provided by investing activities	88	—

Net cash provided by (used in) discontinued operations	88	(166)

Net increase in cash and cash equivalents	131	1,164
Cash and cash equivalents, beginning of period	2,464	1,755

Cash and cash equivalents, end of period	$2,595	$2,919

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Three Months Ended July 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,868	$1,902
Income taxes, net of refunds	$61	$720
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Receivable due from noncontrolling interest holder	$155	$—
Property, plant and equipment acquired through lease obligations	$—	$2,301

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1. BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through our regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations and earnings from equity method investees are included in our Other segment.

The consolidated financial statements as of July 31, 2014 and for the three months ended July 31, 2014 and 2013 are unaudited. The accompanying consolidated financial statements, which include the accounts of the Parent, our wholly-owned subsidiaries and certain partially owned entities over which we have a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under the cost method of accounting. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2014, which was filed with the SEC on June 26, 2014.

Preparation of our unaudited consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these unaudited consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended July 31, 2014 may not be indicative of the results for any other interim period or the eight-month transition period described below. The unaudited consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2014.

We consider events or transactions that have occurred after the unaudited consolidated balance sheet date of July 31, 2014, but prior to the filing of the unaudited consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Change in Fiscal Year

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year will become effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. We intend to file a Transition Report on Form 10-KT for the eight-month transition period ending December 31, 2014 (“Transition Period”). This Quarterly Report on Form 10-Q for the three months ended July 31, 2014 is for the first quarter of the Transition Period.

New Accounting Pronouncements Pending Adoption

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the recognition of revenue, which supersedes existing revenue recognition requirements and most industry-specific guidance. The update provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential impact of these changes to our consolidated financial statements as a result of adopting this standard.

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual periods, and interim reporting periods within those years, beginning after December 15, 2014, with early adoption permitted, but only for disposals, or classifications as held for sale, that have not been reported in financial statements previously issued or available for issuance. Adoption of this standard may impact the presentation of, and disclosures in, our consolidated financial statements and notes thereto.

Adoption of New Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued an accounting standards update for the reporting of an unrecognized tax benefit, or portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The update provides an exception, requiring the unrecognized tax benefit to be presented in the financial statements as a liability when the carryforward is not available at the reporting date under the tax laws to settle additional income taxes that would result in the disallowance of a tax provision or the tax laws do not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This guidance is effective prospectively, with retrospective application permitted, for annual periods, and interim reporting periods within those years, beginning after December 15, 2013, with early adoption permitted. We adopted this guidance effective May 1, 2014 and it has not had, and we believe will not have, a material impact on our consolidated financial statements.

2. INTANGIBLE ASSETS

Intangible assets as of July 31, 2014 and April 30, 2014 consisted of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, July 31, 2014
Intangible assets	$17,248	$15,806	$33,054
Less accumulated amortization	(15,500)	(4,821)	(20,321)

	$1,748	$10,985	$12,733

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2014
Intangible assets	$17,245	$15,760	$33,005
Less accumulated amortization	(15,363)	(4,222)	(19,585)

	$1,882	$11,538	$13,420

Estimated Amortization Expense as of July 31, 2014:
For the eight-month transition period ending December 31, 2014	$1,227
For the fiscal year ending December 31, 2015	$2,531
For the fiscal year ending December 31, 2016	$2,009
For the fiscal year ending December 31, 2017	$1,749
For the fiscal year ending December 31, 2018	$1,547
Thereafter	$3,670

Intangible amortization expense for the three months ended July 31, 2014 and 2013 was $736 and $522, respectively.

3. ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for the three months ended July 31, 2014 and 2013 are as follows:

	Three Months Ended July 31,
	2014	2013
Beginning balance	$44,654	$43,170
Obligations incurred	884	877
Accretion expense	798	1,011
Payments	(2,821)	(309)

Ending balance	$43,515	$44,749

4. COMMITMENTS AND CONTINGENCIES

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

In accordance with FASB Accounting Standards Codification (“ASC”) 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20.

New York Attorney General Matter

In July 2014, we entered into an Assurance of Discontinuance (“AOD”) with the office of the New York Attorney General (“NYAG”) in connection with our commercial practices in certain specified counties in New York. The AOD requires, among other things, that we modify our service contracts for two (2) to ten (10) yard containers with our commercial customers in the specified counties by shortening the initial term of such contracts to two (2) years and providing for only one (1) extension term of one (1) year. We also agreed (i) to limit the liquidated damages to be paid by a customer if a customer prematurely terminates its contract with us to three (3) months in year one of the contract and one (1) month in year two or any extension year of the contract, (ii) to provide the NYAG with post-acquisition notice within thirty (30) days of an acquisition of a provider of solid waste services with a value of $350 or more, and (iii) to pay the State of New York the sum of $100. We recorded a charge of $100, included in general and administration costs, in the three months ended July 31, 2014. The counties in New York covered by the AOD are Allegany, Cattaraugus, Chautauqua, Chemung, Clinton, Franklin, Schuyler, St. Lawrence, Steuben, and Tompkins.

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the Massachusetts Department of Environmental Protection (“MADEP”) alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. The Draft Order seeks a civil administrative cash penalty of $67 and an additional administrative penalty in the form of a Supplemental Environmental Project in the amount of $201. We are working with the MADEP to address these allegations to arrive at an appropriate resolution thereof. It is probable that we will incur a loss with respect to this matter and we have recorded a charge of $200, included in general and administration costs, in the three months ended July 31, 2014.

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

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any significant costs relating to onsite remediation will be incurred until fiscal year 2016.

WSI is jointly and severally liable for the total cost to remediate, and we initially expected to be responsible for approximately 30% of such costs pursuant to a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2,823 in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1,532, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $335 based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $549 in the fourth quarter of fiscal year 2011.

Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 2.0%. As of July 31, 2014 and April 30, 2014, we have recorded liabilities of $5,354 and $5,320, including the recognition of $34 of accretion expense in the three months ended July 31, 2014 and 2013, respectively.

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

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013 we notified the MADEP, and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued a “Unilateral Administrative Order” (“UAO”) requiring us to provide MADEP with a plan to remove any materials deposited in the wetlands as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us implement the Plan. We have implemented the Plan under the supervision of MADEP.

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intended to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 and again in July 2014 to discuss our ongoing remediation effort, and the parties are continuing to hold discussions regarding the resolution of this matter.

On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. Some of the same contractors and technical advisors that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that includes this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO, we were in the process of awarding a contract to a soil remediation company to undertake and ensure stability at the plateau. This contract has been awarded, and we and the contractor expect the work to be finished in September 2014. We filed a written notice of claim for an adjudicatory hearing with respect to the efficacy of MADEP’s issuance of the latest UAO, but the parties have agreed to a Stipulation that includes the withdrawal by us of our notice of claim for an adjudicatory hearing.

We anticipate that the execution of the Plan and related matters will involve remediation costs of approximately $2,322 and that such costs could be higher if actual costs exceed estimates. We have provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractors and technical advisors to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their own insurers. We believe that a loss in the range of $475 to $2,322, including the resolution of our discussions with the MAAG, after taking into account amounts we expect to be reimbursed by our insurer and third-parties, is probable and have therefore recorded a charge of $75 in the three months ended July 31, 2014. We had previously recorded a charge of $400 in fiscal year 2014 as an environmental remediation charge.

5. STOCKHOLDERS’ EQUITY

Shares Available For Issuance

In fiscal year 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in fiscal year 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (“Prior Plans”), which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of July 31, 2014, there were 1,169 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

Options under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the three months ended July 31, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2014	1,368	$8.65
Granted	100	$4.86
Exercised	(33)	$4.30
Forfeited	(115)	$13.28

Outstanding, July 31, 2014	1,320	$8.07	5.2	$343

Exercisable, July 31, 2014	879	$9.81	3.4	$183

Expected to vest, July 31, 2014	1,319	$8.07	5.2	$343

During the three months ended July 31, 2014 and 2013, stock-based compensation expense for stock options was $109 and $115, respectively.

As of July 31, 2014, total unrecognized stock-based compensation expense related to outstanding stock options was $1,003, which will be recognized over a weighted average period of 1.8 years.

Other Stock Awards

We grant restricted stock awards, restricted stock units and performance stock units under the 2006 Plan at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units vest on the third fiscal year-end following the grant date and are based on our attainment of a targeted average return on net assets as of the vesting date.

A summary of restricted stock, restricted stock unit and performance stock unit activity for the three months ended July 31, 2014 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2014	1,077	$4.77
Granted	277	$5.28
Class A Common Stock Vested	(301)	$4.82
Forfeited	(17)	$4.12

Outstanding, July 31, 2014	1,036	$4.90	1.8	$205

Expected to vest, July 31, 2014	888	$4.91	1.7	$172

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 254 shares of Class A common stock.

During the three months ended July 31, 2014, we awarded certain employees restricted stock units, which vest incrementally over a three year period beginning on the first anniversary of the date of grant and are based on continued employment.

During the three months ended July 31, 2014 and 2013, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $432 and $492, respectively.

As of July 31, 2014, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $2,714, which will be recognized over a weighted average period of 2.0 years. Maximum unrecognized stock-based compensation expense at July 31, 2014 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $2,449 to be recognized over a weighted average period of 0.8 years. We do not expect to recognize any compensation expense as of July 31, 2014 related to outstanding performance stock units based on our expected attainment levels.

We also recorded $21 and $24 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three months ended July 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income

The change in the balance of accumulated other comprehensive income, which is included as a component of our stockholders’ deficit, is as follows:

Marketable Securities
Beginning balance, April 30, 2014	$39
Other comprehensive income, net of tax before reclassifications	12
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income, net of tax	12

Ending balance, July 31, 2014	$51

A summary of reclassifications out of accumulated other comprehensive income for the three months ended July 31, 2014 and 2013 is as follows:

	Three Months Ended July 31,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
Loss on derivative instruments:
Commodity hedges	$—	$(164)	Loss from equity method investments

	—	(164)	Loss from continuing operations before income taxes and discontinued operations
	—	—	Provision for income taxes

	$—	$(164)	Loss from continuing operations

6. EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended July 31,
	2014	2013
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(290)	$(142)

Denominator:

Number of shares outstanding, end of period:
Class A common stock	39,451	38,944
Class B common stock	988	988
Unvested restricted stock	(127)	(131)
Effect of weighted average shares outstanding during period	(189)	(139)

Weighted average number of common shares used in basic and diluted EPS	40,123	39,662

Number of antidilutive potentially issuable shares not included in the diluted earnings per share calculations due to loss from continuing operations (1)	2,101	2,273

(1)	Performance stock units are included at the expected attainment levels.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments include cash and cash equivalents, restricted cash, accounts receivable-trade, restricted trust and escrow accounts held in trusts with various banks as collateral for our obligations relative to landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of the restricted trust and escrow accounts are included as restricted assets in the Level 1 tier below. The fair values of the interest rate derivatives, included in the Level 2 tier below, are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swaps, adjusted by the credit risk of our counter-parties and us based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value.

As of July 31, 2014 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at July 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$703	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,259	$—

As of April 30, 2014 our assets and liabilities that are measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$681	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,770	$—

Fair Value of Debt

As of July 31, 2014, the fair value of our fixed rate debt, including our 7.75% senior subordinated notes due 2019 (“2019 Notes”), the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) and the Vermont Economic Development Authority Solid Waste Disposal Long Term Revenue Bonds Series 2013 (“Vermont Bonds”), was approximately $370,105 and the carrying value was $362,400. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2 and the Vermont Bonds are considered to be Level 2 within the fair value hierarchy as the fair values are determined using a discounted cash flow analysis based on current market rates for similar types of instruments taking into account our credit risk. Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2 and Vermont Bonds using available market information and a commonly accepted valuation methodology, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or holders of these instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

As of July 31, 2014, the fair value of our 2011 senior secured revolving credit facility (“2011 Revolver”) is considered to be Level 2 within the fair value hierarchy as its fair value approximated its carrying value of $138,000 based on current borrowing rates for similar types of borrowing arrangements.

8. DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS

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

Discontinued Operations

In fiscal year 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as income from discontinued operations. Assets of the disposal group included certain inventory along with plant and equipment. In the three months ended July 31, 2013, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2,000, which is being paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. The related note receivable is recorded in current and non-current assets of discontinued operations in the consolidated balance sheets. We recognized a $378 loss on disposal of discontinued operations in the three months ended July 31, 2013 associated with the disposition.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and income before income taxes attributable to discontinued operations for the three months ended July 31, 2014 and 2013, respectively, are as follows:

	Three Months Ended July 31,
	2014	2013
Revenues	$—	$3,312
Income before income taxes	$—	$329

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company LP (“MaineEnergy”) to the City of Biddeford, subject to satisfaction of conditions precedent and closing. We agreed to sell Maine Energy for undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over 21 years, subject to the terms of the purchase and sale agreement. The transaction closed in November 2012, and we waived certain conditions precedent not satisfied at that time. In December 2012, we closed the Maine Energy facility and initiated the decommissioning process in accordance with the provisions of the agreement.

Following the decommissioning of the Maine Energy facility, it is our responsibility to demolish the facility, at our cost, within twelve months of the closing date and in accordance with the terms of the purchase and sale agreement. On June 2, 2014, the United States Environmental Protection Agency provided final approval of the work plans to complete the last phase of the decommissioning process. The time for completion has been consensually extended by Maine Energy and the City of Biddeford and we expect to complete the decommissioning process by the end of October 2014, which is within the current agreed upon timeframe. Based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture of up to $1,600 is possible.

9. SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues associated with our solid waste operations are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to-energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment.

Three Months Ended July 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$41,205	$12,236	$6,736	$1,303	$204,569
Western	61,176	19,578	7,971	7,737	331,505
Recycling	12,472	(54)	1,065	(111)	49,968
Other	26,534	637	596	409	70,560
Eliminations	—	(32,397)	—	—	—

Total	$141,387	$—	$16,368	$9,338	$656,602

Three Months Ended July 31, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$38,621	$10,431	$6,381	$1,626	$205,410
Western	57,347	19,261	7,233	6,896	346,986
Recycling	11,184	(5)	1,065	(44)	50,857
Other	21,406	512	518	1,259	71,491
Eliminations	—	(30,199)	—	—	—

Total	$128,558	$—	$15,197	$9,737	$674,744

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended July 31,
	2014	2013
Collection	$60,011	$58,213
Disposal	40,092	35,123
Power generation	1,940	2,041
Processing	2,859	2,951

Solid waste operations	104,902	98,328
Organics	10,662	9,877
Customer solutions	13,351	9,169
Recycling	12,472	11,184

Total revenues	$141,387	$128,558

10. SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of July 31, 2014 and April 30, 2014, the consolidating results of operations and comprehensive loss for the three months ended July 31, 2014 and 2013, and the condensed consolidating statements of cash flows for the three months ended July 31, 2014 and 2013 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 31, 2014

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,992	$261	$342	$—	$2,595
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	431	58,769	12	—	59,212
Refundable income taxes	462	—	—	—	462
Prepaid expenses	3,640	4,710	9	—	8,359
Inventory	—	4,151	40	—	4,191
Deferred income taxes	2,331	—	—	—	2,331
Other current assets	296	1,011	7	—	1,314
Current assets of discontinued operations	—	365	—	—	365

Total current assets	9,152	69,343	410	—	78,905
Property, plant and equipment, net	4,160	398,497	649	—	403,306
Goodwill	—	119,139	—	—	119,139
Intangible assets, net	136	12,597	—	—	12,733
Restricted assets	—	703	—	—	703
Cost method investments	16,752	1,932	—	(1,932)	16,752
Investments in subsidiaries	(25,882)	—	—	25,882	—
Other non-current assets	13,316	10,371	—	—	23,687
Non-current assets of discontinued operations	—	1,377	—	—	1,377

	8,482	544,616	649	23,950	577,697
Intercompany receivable	538,820	(501,875)	(38,877)	1,932	—

	$556,454	$112,084	$(37,818)	$25,882	$656,602

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$86	$791	$—	$—	$877
Accounts payable	17,345	29,562	465	—	47,372
Accrued payroll and related expenses	701	3,900	1	—	4,602
Accrued interest	12,950	5	—	—	12,955
Current accrued capping, closure and post-closure costs	—	4,666	3	—	4,669
Other accrued liabilities	7,674	12,098	228	—	20,000

Total current liabilities	38,756	51,022	697	—	90,475
Long-term debt and capital leases, less current maturities	509,018	2,174	—	—	511,192
Accrued capping, closure and post-closure costs, less current portion	—	38,809	37	—	38,846
Deferred income taxes	6,956	—	—	—	6,956
Other long-term liabilities	9,501	7,166	82	—	16,749
STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(7,777)	12,913	(38,795)	25,882	(7,777)
Noncontrolling interests	—	—	161	—	161

Total stockholders’ (deficit) equity	(7,777)	12,913	(38,634)	25,882	(7,616)

	$556,454	$112,084	$(37,818)	$25,882	$656,602

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2014

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,151	$271	$42	$—	$2,464
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	534	51,983	86	—	52,603
Refundable income taxes	465	—	—	—	465
Prepaid expenses	2,617	4,557	2	—	7,176
Inventory	—	3,852	53	—	3,905
Deferred income taxes	2,502	—	—	—	2,502
Other current assets	312	936	7	—	1,255
Current assets of discontinued operations	—	359	—	—	359

Total current assets	8,581	62,034	190	—	70,805
Property, plant and equipment, net	4,104	398,670	650	—	403,424
Goodwill	—	119,139	—	—	119,139
Intangible assets, net	159	13,261	—	—	13,420
Restricted assets	—	681	—	—	681
Cost method investments	16,752	1,932	—	(1,932)	16,752
Investments in subsidiaries	(36,006)	—	—	36,006	—
Other non-current assets	13,874	10,331	—	—	24,205
Non-current assets of discontinued operations	—	1,471	—	—	1,471

	(1,117)	545,485	650	34,074	579,092
Intercompany receivable	543,291	(506,348)	(38,875)	1,932	—

	$550,755	$101,171	$(38,035)	$36,006	$649,897

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$84	$801	$—	$—	$885
Accounts payable	22,678	28,286	824	—	51,788
Accrued payroll and related expenses	1,212	4,849	1	—	6,062
Accrued interest	6,084	3	—	—	6,087
Current accrued capping, closure and post-closure costs	—	7,309	3	—	7,312
Other accrued liabilities	7,289	10,081	242	—	17,612

Total current liabilities	37,347	51,329	1,070	—	89,746
Long-term debt and capital leases, less current maturities	504,836	2,298	—	—	507,134
Accrued capping, closure and post-closure costs, less current portion	—	37,306	36	—	37,342
Deferred income taxes	6,954	—	—	—	6,954
Other long-term liabilities	10,025	7,149	84	—	17,258
STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(8,407)	3,089	(39,095)	36,006	(8,407)
Noncontrolling interests	—	—	(130)	—	(130)

Total stockholders’ (deficit) equity	(8,407)	3,089	(39,225)	36,006	(8,537)

	$550,755	$101,171	$(38,035)	$36,006	$649,897

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$141,090	$297	$—	$141,387
Operating expenses:
Cost of operations	17	98,718	31	—	98,766
General and administration	380	16,470	(10)	—	16,840
Depreciation and amortization	195	16,173	—	—	16,368
Environmental remediation charge	—	75	—	—	75

	592	131,436	21	—	132,049

Operating income (loss)	(592)	9,654	276	—	9,338

Other expense (income), net:
Interest income	—	(88)	—	—	(88)
Interest expense	9,589	(38)	—	—	9,551
(Income) loss from consolidated entities	(10,089)	—	—	10,089	—
(Gain) loss on derivative instruments	(69)	—	—	—	(69)
Other income	(23)	(169)	—	—	(192)

Other expense, net	(592)	(295)	—	10,089	9,202

Income (loss) from continuing operations before income taxes	—	9,949	276	(10,089)	136
Provision (benefit) for income taxes	290	—	—	—	290

Net income (loss)	(290)	9,949	276	(10,089)	(154)

Less: Net income (loss) attributable to noncontrolling interests	—	—	136	—	136

Net income (loss) attributable to common stockholders	$(290)	$9,949	$140	$(10,089)	$(290)

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JULY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(290)	$9,949	$276	$(10,089)	$(154)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	12	—	—	12

Other comprehensive income (loss), net of tax	—	12	—	—	12

Comprehensive income (loss)	(290)	9,961	276	(10,089)	(142)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	136	—	136

Comprehensive income (loss) attributable to common stockholders	$(290)	$9,961	$140	$(10,089)	$(278)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JULY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(191)	$10,143	$(943)	$(9,172)	$(163)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	—	—	(289)	—	(289)
Realized loss (gain) on derivative instruments reclassified into earnings	—	—	164	—	164

Other comprehensive income (loss), net of tax	—	—	(125)	—	(125)

Comprehensive income (loss)	(191)	10,143	(1,068)	(9,172)	(288)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	28	—	28

Comprehensive income (loss) attributable to common stockholders	$(191)	$10,143	$(1,096)	$(9,172)	$(316)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(9,238)	$22,829	$(10)	$—	$13,581

Cash Flows from Investing Activities:
Acquisition related additions to property, plant and equipment	—	(45)	—	—	(45)
Additions to property, plant and equipment	(227)	(16,654)	—	—	(16,881)
Payments on landfill operating lease contracts	—	(962)	—	—	(962)
Payments related to investments	—	(310)	310	—	—
Proceeds from sale of property and equipment	—	163	—	—	163

Net cash provided by (used in) investing activities	(227)	(17,808)	310	—	(17,725)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	38,300	—	—	38,300
Principal payments on long-term debt	(34,181)	(133)	—	—	(34,314)
Payments of financing costs	(1)	—	—	—	(1)
Proceeds from the exercise of share based awards	—	143	—	—	143
Excess tax benefit on the vesting of share based awards	59	—	—	—	59
Intercompany borrowings	43,429	(43,429)	—	—	—

Net cash provided by (used in) financing activities	9,306	(5,119)	—	—	4,187
Net cash provided by (used in) discontinued operations	—	88	—	—	88

Net increase (decrease) in cash and cash equivalents	(159)	(10)	300	—	131
Cash and cash equivalents, beginning of period	2,151	271	42	—	2,464

Cash and cash equivalents, end of period	$1,992	$261	$342	$—	$2,595

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED JULY 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(6,951)	$26,358	$119	$—	$19,526

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(29)	—	—	(29)
Acquisition related additions to property, plant and equipment	—	(1,072)	—	—	(1,072)
Additions to property, plant and equipment	(237)	(13,109)	(61)	—	(13,407)
Payments on landfill operating lease contracts	—	(1,982)	—	—	(1,982)
Payments related to investments	(2,148)	—	—	—	(2,148)
Proceeds from sale of property and equipment	—	284	—	—	284

Net cash provided by (used in) investing activities	(2,385)	(15,908)	(61)	—	(18,354)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	29,890	—	—	—	29,890
Principal payments on long-term debt	(28,585)	(725)	—	—	(29,310)
Payments of financing costs	(359)	—	—	—	(359)
Excess tax benefit on the vesting of share based awards	(63)	—	—	—	(63)
Intercompany borrowings	9,513	(9,513)	—	—	—

Net cash provided by (used in) financing activities	10,396	(10,238)	—	—	158
Net cash provided by (used in) discontinued operations	—	(166)	—	—	(166)

Net increase (decrease) in cash and cash equivalents	1,060	46	58	—	1,164
Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

Cash and cash equivalents, end of period	$2,320	$299	$300	$—	$2,919

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the year ended April 30, 2014 filed with the Securities and Exchange Commission (“SEC”) on June 26, 2014.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc., its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment.

As of August 15, 2014, we owned and/or operated 35 solid waste collection operations, 43 transfer stations, 17 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Accounting Period

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year will become effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. We intend to file a Transition Report on Form 10-KT for the 8-month transition period ending December 31, 2014 (“Transition Period”). This Quarterly Report on Form 10-Q for the three months ended July 31, 2014 is for the first quarter of the Transition Period.

Results of Operations

The following table summarizes our revenues and operating expenses for the three months ended July 31, 2014 and 2013 (in millions and as a percentage of revenue):

	Three Months Ended
	July 31,
	2014	% of Revenue	2013	% of Revenue

Revenues	$141.4	100.0%	$128.6	100.0%
Operating expenses:
Cost of operations	98.8	69.9%	88.5	68.9%
General and administration	16.8	11.9%	15.1	11.7%
Depreciation and amortization	16.4	11.6%	15.2	11.8%
Environmental remediation charge	0.1	0.1%	—	0.0%
Severance and reorganization costs	—	0.0%	0.1	0.1%
Expense from divestiture, acquisition and financing costs	—	0.0%	—	0.0%

	132.1	93.5%	118.9	92.5%

Operating income	$9.3	6.5%	$9.7	7.5%

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

Our revenues are shown net of inter-company eliminations. The table below shows the percentages and dollars (in millions) of revenue attributable to services provided for the three months ended July 31, 2014 and 2013:

	Three Months Ended
	July 31
	2014		2013
Collection	$60.0	42.4%	$58.2	45.3%
Disposal	40.1	28.4%	35.1	27.3%
Power generation	1.9	1.3%	2.0	1.5%
Processing	2.9	2.1%	3.0	2.3%

Solid waste operations	104.9	74.2%	98.3	76.4%
Organics	10.7	7.6%	9.9	7.7%
Customer solutions	13.3	9.4%	9.2	7.2%
Recycling	12.5	8.8%	11.2	8.7%

Total revenues	$141.4	100.0%	$128.6	100.0%

Our revenues increased $12.8 million, or 10.0%, when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period
	Change for the Three Months Ended
	July 31, 2014 vs . 2013
	Amount	% of Growth
Solid waste operations:
Price	$0.8	0.6%
Volume	5.2	4.1%
Commodity price & volume	(0.2)	(0.2)%
Fuel and oil recovery fee	0.1	0.1%
Acquisitions & divestitures	1.6	1.2%
Closed landfills	(0.9)	(0.7)%

Total solid waste operations	6.6	5.1%

Organics	0.8	0.6%

Customer solutions	4.1	3.2%

Recycling:
Commodity price	0.6	0.5%
Commodity volume	0.2	0.2%
Commodity acquisition	0.5	0.4%

Total recycling	1.3	1.1%

Total revenue growth	$12.8	10.0%

Solid waste revenues

Price.

•	The price change component in total solid waste revenues growth period-to-period is the result of $0.9 million from favorable collection pricing, partially offset by $0.1 million from unfavorable disposal pricing associated with the solid waste mix at our transfer stations.

Volume.

•	The volume change component in total solid waste revenues growth period-to-period is the result of $5.0 million from disposal volume increases (of which $2.2 million relates to landfills, $2.5 million relates to transfer stations and $0.3 million relates to transportation) and $0.2 million from collection volume increases.

Commodity price and volume.

•	The commodity price and volume change component in total solid waste revenues growth period-to-period is the result of $0.1 million from favorable commodity pricing within power generation and processing, more than offset by $0.3 million from lower power generation and processing commodity volumes.

Fuel and oil recovery fee.

•	Solid waste revenues generated by our fuel and oil recovery fee program increased period-to-period in response to an increase in the diesel fuel index upon which the surcharge is based.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenues growth period-to-period is the result of $1.6 million in increased revenues from various business acquisitions, including several solid waste hauling operations and a transfer station, completed between August and December 2013.

Closed landfill.

•	The closed landfill change component in total solid waste revenues growth period-to-period is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Organics revenues

•	The increase in Organics revenues period-to-period is the result of higher volumes associated with organic business growth.

Customer Solutions revenues

•	The increase in Customer Solutions revenues period-to-period is the result of $3.4 million from higher volumes and $0.8 million from the acquisition of an industrial service management business in September 2013.

Recycling revenues

•	The increase in recycling revenues period-to-period is primarily the result of favorable commodity pricing in the market, higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins County Recycling LLC (“Tompkins”).

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

Our cost of operations increased $10.3 million, or 1.0% as a percentage of revenues, when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The period-to-period change in our cost of operations can be primarily attributed to the following:

•	Third-party direct costs increased $5.9 million due to: organic and acquisition growth in our Customer Solutions business, which has a higher inherent direct cost structure; higher volumes in our Organics business; and higher collection and disposal volumes from organic customer growth and the acquisition of various hauling operations and a transfer station.

•	Maintenance and repair costs increased $1.8 million due to: higher fleet repair and maintenance costs and higher facility costs associated with certain landfills in our Eastern region, hauling operations in our Western region, and facility maintenance activities within our Recycling segment.

•	Labor and related benefit costs increased $1.2 million due to: additional labor costs associated with higher collection volumes and increased healthcare costs.

•	Direct operational costs increased $0.9 million due to: higher depletion of landfill operating lease obligations associated with increased volumes received at our landfills; an increase in host community fees and royalties; and a lower gain on sale of fixed assets in the three months ended July 31, 2014.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expenses increased $1.7 million, or 0.2% as a percentage of revenues, when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The period-to-period change in our general and administration expense can largely be attributed to the following:

•	Labor and related benefit costs increased $0.9 million due to additional labor costs associated with growth in our Customer Solutions business and increased healthcare costs.

•	Professional fees increased $0.4 million due to higher legal costs associated with third-party legal advice, a legal settlement with the State of New York Attorney General’s Office (“NYAG”) and a loss accrued for a potential legal settlement with the Massachusetts Department of Environmental Protection (“MADEP”). See discussion in Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three Months Ended July 31,
	2014		2013
Depreciation expense	$8.3	5.9%	$8.1	6.3%
Landfill amortization expense	7.4	5.2%	6.6	5.1%
Other amortization expense	0.7	0.5%	0.5	0.4%

	$16.4	11.6%	$15.2	11.8%

The change in the components of depreciation and amortization expense period-to-period can largely be attributed to the following:

•	Landfill amortization expense increased $0.8 million primarily due to an increase in landfill volumes at our Southbridge landfill in the Eastern region and at certain of our landfills within the Western region.

Environmental Remediation Charge

The $0.1 million environmental remediation charge recorded in the three months ended July 31, 2014 is associated with the environmental remediation at our Southbridge landfill as discussed in Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.2 million from $9.3 million to $9.5 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year. The increase in interest expense is due to higher average debt balances in the three months ended July 31, 2014 associated with the timing and amount of borrowings under our amended and restated senior secured revolving credit facility (“2011 Revolver”) to help fund operations and meet cash flow needs.

Loss from Equity Method Investments

In fiscal year 2014, we sold our 50% membership interest in US GreenFiber LLC and purchased the remaining 50% membership interest of Tompkins, both of which were previously accounted for using the equity method of accounting.

Prior to these transactions, we recorded a loss from our equity method investments of $1.0 million in the three months ended July 31, 2013.

Provision for Income Taxes

Our provision for income taxes remained consistent at $0.3 million for the three months ended July 31, 2014 and July 31, 2013. The provision for income taxes includes a deferred tax provision of $0.2 million as of July 31, 2014 and $0.3 million as of July 31, 2013, both due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when this deferred tax liability will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Discontinued operations in three months ended July 31, 2013 related to the disposition of KTI BioFuels, Inc. (“BioFuels”). In the three months ended July 31, 2013, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of Bio Fuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the Bio Fuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement. We recognized a $0.4 million loss on disposal of discontinued operations in the three months ended July 31, 2013 associated with the disposition.

The operating results of Bio Fuels have been included in discontinued operations in the accompanying unaudited consolidated financial statements.

Segment Reporting (in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended July 31,
Segment	2014	2013	2014	2013
Eastern	$41.2	$38.6	$1.3	$1.6
Western	61.2	57.4	7.7	6.9
Recycling	12.5	11.2	(0.1)	—
Other	26.5	21.4	0.4	1.2

Total	$141.4	$128.6	$9.3	$9.7

Eastern Region

Our Eastern region revenues increased $2.6 million, or 6.7%, when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period
	Change for the Three Months
	July 31, 2014 vs . 2013
Eastern Region	Amount	% of Growth
Price	$—	0.0%
Volume	2.4	6.2%
Acquisitions & divestitures	1.1	2.8%
Closed landfills	(0.9)	(2.3)%

Total solid waste operations	$2.6	6.7%

Price.

•	The price change component in Eastern region solid waste revenues growth period-to-period is the result of $0.2 million from favorable collection pricing, offset by $0.2 million from unfavorable disposal pricing related to transfer stations.

Volume.

•	The volume change component in Eastern region solid waste revenues growth period-to-period is the result of $1.5 million from higher disposal volumes (of which $1.4 million relates to higher transfer station volumes), $0.8 million from higher collection volumes and $0.1 million from higher processing volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Eastern region solid waste revenues growth period-to-period is the result of the acquisition of a solid waste hauling operation in September 2013 and a transfer station in November 2013.

Closed landfill.

•	The closed landfill change component in total solid waste revenues growth period-to-period is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Eastern region operating income decreased $0.3 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year. The change in operating income is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $3.8 million period-to-period due primarily to: an increase in third-party direct costs associated with higher collection volumes from organic customer growth, the acquisition of a transfer station and an increase in state disposal fees at our Juniper Ridge landfill; and an increase in other operational costs including labor, fuel, fleet repair and maintenance and certain landfill facility costs.

•	General and administration: General and administration costs increased $0.5 million period-to-period due primarily to a loss accrued for a potential legal settlement with the MADEP. See discussion in Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

•	Depreciation and amortization: Depreciation and amortization costs increased $0.4 million period-to-period due to an increase in landfill amortization associated with higher landfill volumes at our Southbridge landfill.

•	Other: Other charges impacting operating income period-to-period include a $0.1 million environmental remediation charge recorded in the three months ended July 31, 2014 associated with the environmental remediation at our Southbridge landfill.

Western Region

Our Western region revenues increased $3.8 million, or 6.6%, when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period
	Change for the Three Months
	July 31, 2014 vs . 2013
Western Region	Amount	% of Growth
Price	$0.8	1.4%
Volume	2.6	4.5%
Commodity price & volume	(0.2)	(0.4)%
Fuel oil and recovery fee	0.1	0.2%
Acquisitions & divestitures	0.5	0.9%

Total solid waste operations	$3.8	6.6%

Price.

•	The price change component in Western region solid waste revenues growth period-to-period is the result of $0.7 million from favorable collection pricing and $0.1 million from favorable disposal pricing related primarily to transfer stations.

Volume.

•	The volume change component in Western region solid waste revenues growth period-to-period is the result of $3.3 million from higher disposal volumes (of which $2.1 million relates to higher landfill volumes, $1.1 million relates to higher transfer station volumes and $0.1 million relates to higher transportation volumes), partially offset by $0.6 million from lower collection volumes and $0.1 million from lower processing volumes.

Commodity price and volume.

•	The commodity price and volume change component in Western region solid waste revenues growth period-to-period is the result of $0.2 million from lower power generation and processing commodity volumes.

Fuel and oil recovery fee.

•	Solid waste revenues generated by our fuel and oil recovery fee program increased period-to-period in response to an increase in the diesel fuel index upon which the surcharge is based.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Western region solid waste revenues growth period-to-period is the result of $0.5 million in increased revenues from various solid waste hauling operation acquisitions completed between August and December 2013.

Western region operating income increased $0.8 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year. The change in operating income is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $2.5 million period-to-period due to: an increase in third-party direct costs associated with higher hauling costs driven by organic transfer station volume growth (including the addition of two new operating contracts for municipality-owned transfer stations) and landfill volume growth, partially offset by lower disposal costs driven by the winding down of business at Casella-Altela Regional Environmental Services, LLC (“CARES”) and lower collection volumes; an increase in labor and related benefit costs; an increase in direct operational costs including depletion of landfill operating lease obligations due to increased volumes received at our landfills and an increase in host community fees and royalties; and an increase in repair and maintenance costs associated with our fleet and hauling operation facilities.

•	General and administration: General and administration costs remained consistent period-to-period increasing by $0.1 million due to immaterial cost fluctuations.

•	Depreciation and amortization: Depreciation and amortization costs increased $0.7 million period-to-period due primarily to an increase in landfill amortization associated with higher landfill volumes at certain of our landfills in the Western region.

Recycling

Recycling revenues increased $1.3 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year. The increase in recycling revenues period-to-period is primarily the result of favorable commodity pricing in the market, higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins.

Recycling operating loss increased by $0.1 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year as increased revenues were more than offset by increased cost of operations associated with increased commodity prices in the market place and facility maintenance activities.

Other

Other revenues increased $5.1 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year as a result of $0.8 million from the acquisition of an industrial service management business in September 2013, $0.7 million in commodity volume increases from our Organics business, $3.4 million in volume increases from our Customer Solutions business, and $0.2 million in volume increases from transportation.

Other operating income decreased by $0.8 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year as increased revenues were more than offset by increased third-party direct costs (including hauling and purchased material costs associated primarily with our Customer Solutions business and, to a lesser extent, hauling costs associated with our Organics business) and labor and related benefit costs associated with growth in our Customer Solutions business.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include acquisitions, fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, as well as site and cell closure. We generally meet liquidity needs from operating cash flows or from our 2011 Revolver.

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

As of July 31, 2014, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended July 31, 2014	Covenant Requirements at July 31, 2014
Interest coverage	2.85	2.25 Min.
Total funded debt / Bank-defined cash flow metric (1)	5.06	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.86	2.50 Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, July 31, 2014. A reconciliation of net cash provided by operating activities to the bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended
July 31, 2014
Net cash provided by operating activities	$43.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	16.0
Gain on sale of property and equipment	0.7
Gain on sale of equity method investment	0.6
Asset impairment charge	(7.5)
Stock based compensation and related severance expense, net of excess tax benefit	(2.2)
Development project charge	(1.4)
Loss on derivative instruments	(0.8)
Interest expense, less discount on senior subordinated notes	38.1
Provision for income taxes, net of deferred taxes	0.2
Gain on settlement of acquisition related contingent consideration	1.1
EBITDA adjustment as allowed by senior credit facility agreement	4.3
Other adjustments as allowed by senior credit facility agreement	8.7

Bank - defined cash flow metric	$101.5

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2014, we were in compliance with all covenants under the indenture governing the Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Further advances were available under the 2011 Revolver in the amount of $57.3 million as of July 31, 2014. The available amount is net of outstanding irrevocable letters of credit totaling $32.2 million as of July 31, 2014, at which date no amount had been drawn.

2019 Notes. As of July 31, 2014, we had outstanding $325.0 million aggregate principal amount of senior subordinated notes due February 15, 2019 (“2019 Notes”). The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of July 31, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Maine Bonds. As of July 31, 2014, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of July 31, 2014, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

Vermont Bonds. As of July 31, 2014, we had outstanding $16.0 million aggregate principal amount of Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of July 31, 2014, we had outstanding $5.5 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”). The New Hampshire Bonds are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The New Hampshire Bonds also contain a drawdown structure that allows us to issue up to an additional $5.5 million of bonds at a future date. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the three months ended July 31, 2014 and 2013, respectively (in millions):

	Three Months Ended July 31,
	2014	2013
Net cash provided by operating activities	$13.6	$19.5
Net cash used in investing activities	$(17.7)	$(18.4)
Net cash provided by financing activities	$4.2	$0.2
Net cash provided by (used in) discontinued operations	$0.1	$(0.2)

Net cash provided by operating activities. Cash flows provided by operating activities decreased by $5.9 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The following is a summary of our operating cash flows for the three months ended July 31, 2014 and 2013, respectively (in millions):

	Three Months Ended July 31,
	2014	2013
Net loss	$(0.2)	$(0.2)
Adjustments to reconcile net loss to net cash provided by operating activities
Discontinued operations, net of tax	—	0.1
Gain on sale of property and equipment	—	(0.2)
Depreciation and amortization	16.4	15.2
Depletion of landfill operating lease obligations	3.1	2.6
Interest accretion on landfill and environmental remediation liabilities	0.9	1.0
Amortization of discount on senior subordinated notes	0.1	0.1
Loss from equity method investments	—	1.0
Gain on derivative instruments	(0.1)	(0.7)
Stock-based compensation	0.6	0.6
Excess tax benefit on the vesting of share based awards	(0.1)	0.1
Deferred income taxes	0.2	0.3

Adjusted net loss before changes in assets and liabilities, net	20.9	19.9
Changes in assets and liabilities, net	(7.3)	(0.4)

Net cash provided by operating activities	$13.6	$19.5

Cash interest payments.

•	Cash interest payments remained consistent at $1.9 million for the three months ended July 31, 2014 when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year based on a similar capitalization structure in terms of total debt.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures.

•	Our net cash provided by operating activities was unfavorably impacted $7.3 million in the three months ended July 31, 2014 by changes in our assets and liabilities. This was due to unfavorable impacts related to accounts receivable (which were affected by both revenue changes and timing of payments received), prepaid expenses, inventories and other assets (which were affected by the timing of payments and expense recognition), and accounts payable (which were affected by both cost changes and timing of payments). This was partially offset by the favorable impact related to accrued expenses and other liabilities (which were affected primarily by cost changes, such as interest, the timing of payments, and changes related to accrued capping, closure, and post closure costs). This is compared to the three months ended July 31, 2013, when our net cash provided by operating activities was unfavorably impacted $0.4 million by changes in our assets and liabilities. This decline of $6.9 million is due to the unfavorable $2.4 million impact associated with the change in accrued expenses and other liabilities associated primarily with the amount and timing of capping, closure and post closure payments, the unfavorable $4.7 million impact associated with the change in accounts payable, and the unfavorable $1.0 million impact associated with the change in accounts receivable, partially offset by the favorable $1.2 million impact associated with the change in prepaid expenses, inventories and other assets.

Net cash used in investing activities. Cash flows used in investing activities decreased by $0.7 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The most significant items affecting the change in our investing cash flows for the three months ended July 31, 2014 when compared to the same period in the prior fiscal year are summarized below:

•	Capital expenditures. Higher capital expenditures of $2.4 million in the three months ended July 31, 2014 related primarily to organic business growth, various landfill development costs, and the installation of a landfill gas treatment system at our Juniper Ridge landfill.

•	Payment related to investments. During the three months ended July 31, 2013, we made investments in unconsolidated entities totaling $2.1 million, whereas we made no investments in the three months ended July 31, 2014.

•	Payments on landfill operating lease contracts. We made lower payments on landfill operating lease contracts of $1.0 million in the three months ended July 31, 2014 due primarily to the timing of payments associated with an operating lease at one of our Western region landfills.

Net cash provided by financing activities. Cash flows provided by financing activities increased $4.0 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year.

The most significant item affecting the change in our financing cash flows for the three months ended July 31, 2014 when compared to the same period in the prior fiscal year is increased debt borrowings of $8.4 million, which more than offset the $5.0 million in higher principal payments, to help supplement for our reduced cash flow from operations and meet our liquidity needs.

Net cash provided by (used in) discontinued operations. Cash flows from discontinued operations increased $0.3 million when comparing the three months ended July 31, 2014 to the same period in the prior fiscal year. Cash flows from discontinued operations are associated with the business disposition of BioFuels in exchange for a $2.0 million note receivable, with quarterly payments commencing on this note effective November 1, 2013.

Hedging

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our senior second lien notes (“Second Lien Notes”) effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. During fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. As of April 30, 2014, we are not party to any interest rate swaps designated as effective cash flow or fair value hedges.

We also use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of July 31, 2014, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

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

Regional Economic Conditions

Our business is primarily located in the northeastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.

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

Our operations can also be adversely affected by periods of inclement or severe weather, which could increase our operating costs associated with the collection and disposal of waste, delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, increase the volume of waste collected under our existing contracts (without corresponding compensation), decrease the throughput and operating efficiency of our materials recycling facilities, or delay construction or expansion of our landfill sites and other facilities. Our operations can also be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services provided.

Our Recycling segment experiences increased volumes of fiber in November and December due to increased newspaper advertising and retail activity during the holiday season.

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2 and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2 and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2 and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of July 31, 2014, that dollar amount was $50.0 million.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2014.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 1 to our unaudited consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $147.1 million of long-term debt at July 31, 2014. The weighted average interest rate on the variable rate portion of long-term debt was approximately 3.9% at July 31, 2014. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by $0.4 million.

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

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of July 31, 2014, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on May 1, 2014, the impact on our operating income in the three months ended July 31, 2014 is estimated by management to have been approximately $0.4 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 450-20, we accrue for legal proceedings when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of losses we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with ASC 450-20.

New York Attorney General Matter

In July 2014, we entered into an Assurance of Discontinuance (“AOD”) with the office of the NYAG in connection with our commercial practices in certain specified counties in New York. The AOD requires, among other things, that we modify our service contracts for two (2) to ten (10) yard containers with our commercial customers in the specified counties by shortening the initial term of such contracts to two (2) years and providing for only one (1) extension term of one (1) year. We also agreed (i) to limit the liquidated damages to be paid by a customer if a customer prematurely terminates its contract with us to three (3) months in year one of the contract and one (1) month in year two or any extension year of the contract, (ii) to provide the NYAG with post-acquisition notice within thirty (30) days of an acquisition of a provider of solid waste services with a value of $0.4 million or more, and (iii) to pay the State of New York the sum of $0.1 million. We recorded a charge of $0.1 million, included in general and administration costs, in the three months ended July 31, 2014. The counties in New York covered by the AOD are Allegany, Cattaraugus, Chautauqua, Chemung, Clinton, Franklin, Schuyler, St. Lawrence, Steuben, and Tompkins.

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the MADEP alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding of the applicable permit condition. The Draft Order seeks a civil administrative cash penalty of less than $0.1 million and an additional administrative penalty in the form of a Supplemental Environmental Project in the amount of $0.1 million. We are working with the MADEP to address these allegations to arrive at an appropriate resolution thereof. It is probable that we will incur a loss with respect to this matter and we have recorded a charge of $0.2 million, included in general and administration costs, in the three months ended July 31, 2014.

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

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any significant costs relating to onsite remediation will be incurred until fiscal year 2016.

WSI is jointly and severally liable for the total cost to remediate, and we initially expected to be responsible for approximately 30% of such costs pursuant to a cost-sharing agreement with NiMo and GM. Based on these estimates, we recorded an environmental remediation charge of $2.8 million in the third quarter of fiscal year 2009. In the fourth quarter of fiscal year 2009, we recognized an additional charge of $1.5 million, representing an additional 15% of the estimated costs, in recognition of the deteriorating financial condition and eventual bankruptcy filing of GM. In the fourth quarter of fiscal year 2010, we recognized an additional charge of $0.3 million based on changes in the expected timing of cash outflows. Based on the estimated costs in the ROD, and changes in the estimated timing of cash flows, we recorded an environmental remediation charge of $0.5 million in the fourth quarter of fiscal year 2011. Such charges could be significantly higher if costs exceed estimates. We inflate these estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 2.0%. As of July 31, 2014 and April 30, 2014, we have recorded liabilities of $5.4 million and $5.3 million, including the recognition of less than $0.1 million of accretion expense in the three months ended July 31, 2014 and 2013, respectively.

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

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013 we notified the MADEP, and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued a “Unilateral Administrative Order” (“UAO”) requiring us to provide MADEP with a plan to remove any materials deposited in the wetlands as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us implement the Plan. We have implemented the Plan under the supervision of MADEP.

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intended to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 and again in July 2014 to discuss our ongoing remediation effort, and the parties are continuing to hold discussions regarding the resolution of this matter.

On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. Some of the same contractors and technical advisors that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that includes this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO, we were in the process of awarding a contract to a soil remediation company to undertake and ensure stability at the plateau. This contract has been awarded, and we and the contractor expect the work to be finished in September 2014. We filed a written notice of claim for an adjudicatory hearing with respect to the efficacy of MADEP’s issuance of the latest UAO, but the parties have agreed to a Stipulation that includes the withdrawal by us of our notice of claim for an adjudicatory hearing.

We anticipate that the execution of the Plan and related matters will involve remediation costs of approximately $2.3 million and that such costs could be higher if actual costs exceed estimates. We have provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractors and technical advisors to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their own insurers. We believe that a loss in the range of $0.5 million to $2.3 million, including the resolution of our discussions with the MAAG, after taking into account amounts we expect to be reimbursed by our insurer and third-parties, is probable and have therefore recorded a charge of $0.1 million in the three months ended July 31, 2014. We had previously recorded a charge of $0.4 million in fiscal year 2014 as an environmental remediation charge.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of July 31, 2014, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2014. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 28, 2014	By: /s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: August 28, 2014	By: /s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of July 31, 2014 and April 30, 2014, (ii) Consolidated Statements of Operations for the three months ended July 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Loss for the three months ended July 31, 2014 and 2013, (iv) Consolidated Statement of Stockholders’ Deficit for the three months ended July 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended July 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
+	- Filed Herewith
++	- Furnished Herewith