Form 10-Q
period 2014-10-31
CASELLA WASTE SYSTEMS INC
filed 2014-12-05
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 17, 2014:

Class A common stock, $0.01 par value per share:	39,544,805
Class B common stock, $0.01 par value per share:	988,200

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2014	April 30, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,734	$2,464
Restricted cash	76	76
Accounts receivable - trade, net of allowance for doubtful accounts of $2,356 and $1,672	59,303	52,603
Refundable income taxes	411	465
Prepaid expenses	8,041	7,176
Inventory	4,199	3,905
Deferred income taxes	2,222	2,502
Other current assets	4,287	1,255
Current assets of discontinued operations	371	359

Total current assets	81,644	70,805

Property, plant and equipment, net of accumulated depreciation and amortization of $729,254 and $695,935	406,304	403,424
Goodwill	119,170	119,139
Intangible assets, net	12,312	13,420
Restricted assets	790	681
Cost method investments	16,752	16,752
Other non-current assets	23,539	24,205
Non-current assets of discontinued operations	1,283	1,471

Total assets	$661,794	$649,897

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	October 31, 2014	April 30, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,736	$885
Accounts payable	47,376	51,788
Accrued payroll and related expenses	4,410	6,062
Accrued interest	6,135	6,087
Current accrued capping, closure and post-closure costs	3,827	7,312
Other accrued liabilities	18,672	17,612

Total current liabilities	82,156	89,746

Long-term debt and capital leases, less current portion	522,042	507,134
Accrued capping, closure and post-closure costs, less current portion	40,451	37,342
Deferred income taxes	7,046	6,954
Other long-term liabilities	16,760	17,258

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,545,000 and 39,086,000 shares issued and outstanding as of October 31, 2014 and April 30, 2014, respectively	395	391
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of October 31, 2014 and April 30, 2014, respectively	10	10
Additional paid-in capital	340,129	338,625
Accumulated deficit	(347,503)	(347,472)
Accumulated other comprehensive income	45	39

Total Casella Waste Systems, Inc. stockholders’ deficit	(6,924)	(8,407)
Noncontrolling interests	263	(130)

Total stockholders’ deficit	(6,661)	(8,537)

Total liabilities and stockholders’ deficit	$661,794	$649,897

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Revenues	$141,341	$132,296	$282,728	$260,854

Operating expenses:
Cost of operations	98,292	90,545	197,057	178,962
General and administration	16,582	16,429	33,422	31,527
Depreciation and amortization	16,028	15,669	32,396	30,866
Environmental remediation charge	375	150	450	150
Severance and reorganization costs	—	53	—	161

	131,277	122,846	263,325	241,666

Operating income	10,064	9,450	19,403	19,188

Other expense (income):
Interest income	(81)	(101)	(168)	(113)
Interest expense	9,623	9,635	19,173	18,994
(Income) loss from equity method investments	—	(91)	—	887
Loss (gain) on derivative instruments	362	629	293	(25)
Other income	(423)	(392)	(614)	(530)

Other expense, net	9,481	9,680	18,684	19,213

Income (loss) from continuing operations before income taxes and discontinued operations	583	(230)	719	(25)
Provision for income taxes	222	300	512	619

Income (loss) from continuing operations before discontinued operations	361	(530)	207	(644)

Discontinued operations:
(Loss) income from discontinued operations (net of income tax provision of $0, $0, $0 and $0)	—	(45)	—	284
Loss on disposal of discontinued operations (net of income tax provision of $0, $0, $0 and $0)	—	—	—	(378)

Net income (loss)	361	(575)	207	(738)

Less: Net income (loss) attributable to noncontrolling interests	102	(236)	238	(207)

Net income (loss) attributable to common stockholders	$259	$(339)	$(31)	$(531)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Amounts attributable to common stockholders:
Income (loss) from continuing operations before discontinued operations	$259	$(294)	$(31)	$(437)
(Loss) income from discontinued operations, net of tax	—	(45)	—	284
Loss on disposal of discontinued operations, net of tax	—	—	—	(378)

Net income (loss)	$259	$(339)	$(31)	$(531)

Basic earnings per share:
Income (loss) from continuing operations before discontinued operations	$0.01	$(0.01)	$(0.00)	$(0.01)
(Loss) income from discontinued operations, net of tax	—	(0.00)	—	0.01
Loss on disposal of discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding	40,326	39,821	40,225	39,742

Diluted earnings per share:
Income (loss) from continuing operations before discontinued operations	$0.01	$(0.01)	$(0.00)	$(0.01)
(Loss) income from discontinued operations, net of tax	—	(0.00)	—	0.01
Loss on disposal of discontinued operations, net of tax	—	—	—	(0.01)

Net income (loss) per common share	$0.01	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding	40,542	39,821	40,225	39,742

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013

Net income (loss)	$361	$(575)	$207	$(738)
Other comprehensive income (loss), net of tax:
Unrealized loss resulting from changes in fair value of derivative instruments	—	(279)	—	(568)
Realized loss on derivative instruments reclassified into earnings	—	181	—	345
Unrealized (loss) gain resulting from changes in fair value of marketable securities	(6)	18	6	18

Other comprehensive (loss) income, net of tax	(6)	(80)	6	(205)

Comprehensive income (loss)	355	(655)	213	(943)

Less: Comprehensive income (loss) attributable to noncontrolling interests	102	(236)	238	(207)

Comprehensive income (loss) attributable to common stockholders	$253	$(419)	$(25)	$(736)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
	Total	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests
		Shares	Amount	Shares	Amount
Balance, April 30, 2014	$(8,537)	39,086	$391	988	$10	$338,625	$(347,472)	$39	$(130)

Net income (loss)	207	—	—	—	—	—	(31)	—	238
Other comprehensive income	6	—	—	—	—	—	—	6	—
Issuances of Class A common stock	284	459	4	—	—	280	—	—	—
Stock-based compensation	1,209	—	—	—	—	1,209	—	—	—
Contributions from noncontrolling interest holders	155	—	—	—	—	—	—	—	155
Other	15	—	—	—	—	15	—	—	—

Balance, October 31, 2014	$(6,661)	39,545	$395	988	$10	$340,129	$(347,503)	$45	$263

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$207	$(738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of tax	—	(284)
Loss on disposal of discontinued operations, net of tax	—	378
Gain on sale of property and equipment	(153)	(389)
Depreciation and amortization	32,396	30,866
Depletion of landfill operating lease obligations	6,198	5,491
Interest accretion on landfill and environmental remediation liabilities	1,752	2,068
Amortization of discount on senior subordinated notes	129	119
Loss from equity method investments	—	887
Loss (gain) on derivative instruments	293	(25)
Stock-based compensation	1,209	1,209
Excess tax benefit on the vesting of share based awards	(12)	—
Deferred income taxes	379	504
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(6,700)	(5,782)
Accounts payable	(4,412)	(2,432)
Prepaid expenses, inventories and other assets	(3,017)	(2,997)
Accrued expenses and other liabilities	(5,435)	(756)

Net cash provided by operating activities	22,834	28,119

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(314)	(2,822)
Acquisition related additions to property, plant and equipment	(45)	(1,365)
Additions to property, plant and equipment	(35,548)	(26,059)
Payments on landfill operating lease contracts	(2,454)	(3,471)
Payments related to investments	—	(2,148)
Proceeds from sale of property and equipment	342	929

Net cash used in investing activities	(38,019)	(34,936)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	80,700	83,190
Principal payments on long-term debt	(65,070)	(72,586)
Payments of financing costs	(506)	(388)
Proceeds from the exercise of share based awards	143	—
Excess tax benefit on the vesting of share based awards	12	—

Net cash provided by financing activities	15,279	10,216

Discontinued Operations:
Net cash used in operating activities	—	(201)
Net cash provided by investing activities	176	—

Net cash provided by (used in) discontinued operations	176	(201)

Net increase in cash and cash equivalents	270	3,198
Cash and cash equivalents, beginning of period	2,464	1,755

Cash and cash equivalents, end of period	$2,734	$4,953

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended October 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,439	$17,577
Income taxes, net of refunds	$75	$622

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

Receivable due from noncontrolling interest holder	$152	$—
Property, plant and equipment acquired through lease obligations	$—	$2,301

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

The consolidated financial statements as of October 31, 2014 and for the three and six months ended October 31, 2014 and 2013 are unaudited. The accompanying consolidated financial statements, which include the accounts of the Parent, our wholly-owned subsidiaries and certain partially owned entities over which we have a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as applicable. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the year ended April 30, 2014, which was filed with the SEC on June 26, 2014.

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended October 31, 2014 may not be indicative of the results for any other interim period or the eight-month transition period described below. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2014.

We consider events or transactions that have occurred after the consolidated balance sheet date of October 31, 2014, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC.

Change in Fiscal Year

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year will become effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. We intend to file a Transition Report on Form 10-KT for the eight-month transition period ending December 31, 2014 (“Transition Period”). This Quarterly Report on Form 10-Q for the three and six month periods ended October 31, 2014 is for the second quarter of the Transition Period.

New Accounting Pronouncements Pending Adoption

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the recognition of revenue, which supersedes existing revenue recognition requirements and most industry-specific guidance. The update provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods, and interim reporting periods within that reporting period, beginning after December 15, 2016 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential impact of these changes to our consolidated financial statements as a result of adopting this standard.

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual reporting periods, and interim reporting periods within that reporting period, beginning after December 15, 2014, with early adoption permitted, but only for disposals, or classifications as held for sale, that have not been reported in financial statements previously issued or available for issuance. Adoption of this standard may impact the presentation of, and disclosures in, our consolidated financial statements and notes thereto.

Adoption of New Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued an accounting standards update for the reporting of an unrecognized tax benefit, or portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The update provides an exception, requiring the unrecognized tax benefit to be presented in the financial statements as a liability when the carryforward is not available at the reporting date under the tax laws to settle additional income taxes that would result in the disallowance of a tax provision or the tax laws do not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This guidance is effective prospectively, with retrospective application permitted, for annual reporting periods, and interim reporting periods within that reporting period, beginning after December 15, 2013, with early adoption permitted. We adopted this guidance effective May 1, 2014 and it has not had, and we believe will not have, a material impact on our consolidated financial statements.

2.	BUSINESS COMBINATIONS

During the six months ended October 31, 2014, we acquired one solid waste hauling operation in each of the Eastern and Western regions, whereas, during the six months ended October 31, 2013, we acquired three solid waste hauling operations, two of which are located in the Western region and one of which is located in the Eastern region, and an industrial service management business (included in the Other segment). The operating results of these businesses are included in the accompanying consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Intangible assets other than goodwill that are subject to amortization include acquired client lists and non-compete agreements, which are often negotiated as a part of our business combinations. These are amortized over a five to ten year period from the date of acquisition. Amounts recorded to goodwill are in most cases expected to be deductible for tax purposes.

The purchase price paid for these acquisitions during the six months ended October 31, 2014 and 2013 and the allocation of the purchase price is as follows:

	Six Months Ended October 31,
	2014	2013
Purchase Price:
Cash used in acquisitions, net of cash acquired	$314	$2,793
Other non-cash considerations	—	245
Contingent consideration and holdbacks	67	1,556

Total	381	4,594
Equipment	99	495
Other liabilities, net	—	(38)
Intangible assets	251	1,865

Fair value of assets acquired and liabilities assumed	350	2,322

Excess purchase price to be allocated to goodwill	$31	$2,272

The following unaudited pro forma combined information shows the results of our continuing operations for the three and six months ended October 31, 2014 and 2013 as though each of the acquisitions completed in the six months ended October 31, 2014 and the twelve months ended April 30, 2014 had occurred as of May 1, 2013.

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenue	$141,461	$133,726	$282,995	$264,871
Operating income	$10,079	$9,759	$19,436	$19,923
Net income (loss) attributable to common stockholders	$261	$(221)	$(28)	$(243)
Basic net income (loss) per common share attributable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.01)

Basic weighted average shares outstanding	40,326	39,821	40,225	39,742

Diluted net income (loss) per common share attributable to common stockholders	$0.01	$(0.01)	$(0.00)	$(0.01)

Diluted weighted average shares outstanding	40,542	39,821	40,225	39,742

The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of May 1, 2013 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from April 30, 2014 through October 31, 2014:

	April 30, 2014	Acquisitions	October 31, 2014
Eastern region	$17,429	$—	$17,429
Western region	87,666	31	87,697
Recycling	12,315	—	12,315
Other	1,729	—	1,729

Total	$119,139	$31	$119,170

Intangible assets as of October 31, 2014 and April 30, 2014 consisted of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, October 31, 2014
Intangible assets	$17,296	$16,075	$33,371
Less accumulated amortization	(15,638)	(5,421)	(21,059)

	$1,658	$10,654	$12,312

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2014
Intangible assets	$17,245	$15,760	$33,005
Less accumulated amortization	(15,363)	(4,222)	(19,585)

	$1,882	$11,538	$13,420

Intangible amortization expense was $737 and $1,474 during the three and six months ended October 31, 2014, respectively, as compared to $586 and $1,109 during the three and six months ended October 31, 2013.

Estimated Future Amortization Expense as of October 31, 2014:
For the eight-month transition period ending December 31, 2014	$502
For the fiscal year ending December 31, 2015	$2,569
For the fiscal year ending December 31, 2016	$2,045
For the fiscal year ending December 31, 2017	$1,783
For the fiscal year ending December 31, 2018	$1,582
Thereafter	$3,831

4.	ACCRUED CAPPING, CLOSURE AND POST CLOSURE

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for the six months ended October 31, 2014 and 2013 are as follows:

	Six Months Ended October 31,
	2014	2013
Beginning balance	$44,654	$43,170
Obligations incurred	2,018	1,918
Accretion expense	1,683	1,999
Payments	(4,077)	(1,106)

Ending balance	$44,278	$45,981

5.	LONG-TERM DEBT

Long-term debt and capital leases as of October 31, 2014 and April 30, 2014 consist of the following:

	October 31, 2014	April 30, 2014
Senior Secured Revolving Credit Facility:
Due March 2016; bearing interest at LIBOR plus 3.75%	$144,300	$133,860
Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75% (including unamortized discount of $1,363 and $1,491)	323,637	323,509
Tax-Exempt Bonds:
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2; senior unsecured due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013; senior unsecured due April 2036 - fixed rate interest period through 2019, bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; senior unsecured due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	—
Finance Authority of Maine Solid Wasete Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; letter of credit backed due 2029 - converted to fixed rate interest period, bore interest at SIFMA Index	—	5,500
Other:
Notes payable maturing through April 2017	440	440
Capital leases maturing through April 2023	3,401	3,710

	523,778	508,019
Less—current maturities of long-term debt	1,736	885

	$522,042	$507,134

Tax-Exempt Financing Transactions

New Hampshire Bonds

In the three months ended October 31, 2014, we completed a financing transaction involving $11,000 aggregate principal amount of tax-exempt Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”), consisting of the conversion and remarketing of $5,500 principal amount of New Hampshire Bonds from a variable rate to a fixed term rate and the issuance of an additional $5,500 principal amount of fixed term rate New Hampshire Bonds. We borrowed the additional proceeds of the New Hampshire Bonds to repay borrowings under our senior secured revolving credit facility (“Revolver”) for qualifying property, plant and equipment assets purchased in New Hampshire since October 5, 2011.

6.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we have been named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business.

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

New York Attorney General Matter

In July 2014, we entered into an Assurance of Discontinuance (“AOD”) with the office of the New York Attorney General (“NYAG”) in connection with our commercial practices in certain specified counties in New York. The AOD requires, among other things, that we modify our service contracts for two to ten yard containers with our commercial customers in the specified counties by shortening the initial term of such contracts to two years and providing for only one extension term of one year. We also agreed (i) to limit the liquidated damages to be paid by a customer, if a customer prematurely terminates its contract with us, to three months in year one of the contract and one month in year two or any extension year of the contract, (ii) to provide the NYAG with post-acquisition notice within thirty days of an acquisition of a provider of solid waste services with a value of $350 or more and (iii) to pay the State of New York the sum of $100. We recorded a charge of $100, included in general and administration, in the first quarter of the Transition Period. The counties in New York covered by the AOD are Allegany, Cattaraugus, Chautauqua, Chemung, Clinton, Franklin, Schuyler, St. Lawrence, Steuben, and Tompkins. This matter is now closed other than with respect to ongoing compliance.

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the Massachusetts Department of Environmental Protection (“MADEP”) alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. The Draft Order seeks a civil administrative cash penalty of $67 and an additional administrative penalty in the form of a Supplemental Environmental Project in the amount of $201. We are working with the MADEP to address these allegations to arrive at an appropriate resolution thereof. It is probable that we will incur a loss with respect to this matter and as a result we recorded a charge of $172 in general and administration in the six months ended October 31, 2014.

Environmental Remediation Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our potential or outstanding material claims.

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any significant costs relating to onsite remediation will be incurred until the fiscal year ending December 31, 2016. WSI and NiMo are jointly and severally liable for the total cost to remediate.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3,000. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $100. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. GM has issued warrants to us beginning in May 2013 and at this time there is no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any future proceeds from the sale of securities received in payment of these claims will reduce our exposure.

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 2.0%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for the six months ended October 31, 2014 and 2013 are as follows:

	Six Months Ended October 31,
	2014	2013
Beginning balance	$5,320	$5,297
Obligations incurred	—	31
Accretion expense	69	69
Payments	(270)	—

Ending balance	$5,119	$5,397

Southbridge Landfill Environmental Remediation Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our Southbridge landfill in Southbridge, Massachusetts. The stockpiled materials consisted of soil removed and relocated to create space for the construction of additional landfill airspace at our Southbridge landfill. The earth had been relocated and stored during the fall, winter and spring construction season of the fiscal year ended April 30, 2013 (“fiscal year 2013”).

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013, we notified the MADEP, and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued a “Unilateral Administrative Order” (“UAO”) requiring us to provide MADEP with a plan to remove any materials deposited in the wetlands as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to implement the Plan. We have implemented the Plan under the supervision of MADEP.

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intended to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 and again in July 2014 to discuss our ongoing remediation effort, and the parties are continuing to have discussions regarding the resolution of this matter.

On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. Some of the same contractors and technical advisors that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that includes this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO, we were in the process of awarding a contract to a soil remediation company to undertake corrective actions and ensure stability at the plateau. This contract was awarded, and the work was finished in September 2014.

We anticipate that the execution of the Plan and related matters will involve remediation costs of approximately $2,997 and that such costs could be higher if actual costs exceed estimates. We have provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractor and technical advisor to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their own insurers. We are currently engaged in discussion with our contractor and technical advisor regarding resolution of these matters. We believe that a loss in the range of $850 to $2,997, including the resolution of our discussions with the MAAG, after taking into account amounts we expect to be reimbursed by our insurer and third-parties, is probable and have therefore recorded a charge of $375 in the three months ended October 31, 2014. We had previously recorded a charge of $400 in the fiscal year ended April 30, 2014 (“fiscal year 2014”) and a charge of $75 in the first quarter of the Transition Period as an environmental remediation charge.

7.	STOCKHOLDERS’ EQUITY

Shares Available For Issuance

In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Stock Option Plan (“Prior Plans”), which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of October 31, 2014, there were 994 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

Options under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the six months ended October 31, 2014 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2014	1,368	$8.65
Granted	200	$4.86
Exercised	(33)	$4.30
Forfeited	(145)	$13.06

Outstanding, October 31, 2014	1,390	$7.75	5.4	$248

Exercisable, October 31, 2014	849	$9.73	3.2	$139

Expected to vest, October 31, 2014	1,389	$7.76	5.4	$248

Stock-based compensation expense for stock options was $165 and $275 during the three and six months ended October 31, 2014, respectively, as compared to $88 and $203 during the three and six months ended October 31, 2013.

As of October 31, 2014, total unrecognized stock-based compensation expense related to outstanding stock options was $1,200, which will be recognized over a weighted average period of 1.8 years.

Our calculations of stock-based compensation expense associated with stock options granted in the three and six months ended October 31, 2014 were made using the Black-Scholes valuation model. The fair value of stock options grants were estimated assuming no expected dividend yield using the following weighted average assumptions for the three and six months ended October 31, 2014 (no stock options granted in the three and six months ended October 31, 2013):

	Three Months Ended October 31, 2014	Six Months Ended October 31, 2014
Stock Options:
Expected life	7.13 years	7.00 years
Risk-free interest rate	2.15%	2.15%
Expected volatility	82.08%	82.75%

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

A summary of restricted stock, restricted stock unit and performance stock unit activity for the six months ended October 31, 2014 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2014	1,077	$4.77
Granted	370	$4.91
Class A Common Stock Vested	(363)	$4.89
Forfeited	(32)	$4.39

Outstanding, October 31, 2014	1,052	$4.79	1.7	$191

Expected to vest, October 31, 2014	927	$4.40	1.6	$173

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 251 shares of Class A common stock.

During the six months ended October 31, 2014, we awarded certain employees restricted stock units, which vest incrementally over a three year period beginning on the first anniversary of the date of grant and are based on continued employment.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $465 and $897 during the three and six months ended October 31, 2014, respectively, as compared to $475 and $966 during the three and six months ended October 31, 2013.

As of October 31, 2014, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $2,685, which will be recognized over a weighted average period of 1.9 years. Maximum unrecognized stock-based compensation expense at October 31, 2014 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $2,479 to be recognized over a weighted average period of 0.5 years. We do not expect to recognize any compensation expense as of October 31, 2014 related to outstanding performance stock units based on our expected attainment levels.

We also recorded $16 and $37 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and six months ended October 31, 2014, respectively, as compared to $15 and $39 during the three and six months ended October 31, 2013.

Accumulated Other Comprehensive Income

The change in the balance of accumulated other comprehensive income, which is included as a component of our stockholders’ deficit, for the six months ended October 31, 2014 is as follows:

Marketable Securities

Beginning balance, April 30, 2014	$39
Other comprehensive income, net of tax before reclassifications	6
Amounts reclassified from accumulated other comprehensive income	—

Net current-period other comprehensive income, net of tax	6

Ending balance, October 31, 2014	$45

A summary of reclassifications out of accumulated other comprehensive income for the three and six months ended October 31, 2014 and 2013 is as follows:

	Three Months Ended October 31,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations

Loss on derivative instruments:
Commodity hedges	$—	$(181)	(Income) loss from equity method investments

	—	(181)	(Income) loss from continuing operations before income taxes and discontinued operations
	—	—	Provision for income taxes

	$—	$(181)	(Income) loss from continuing operations

	Six Months Ended October 31,
	2014	2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations

Loss on derivative instruments:
Commodity hedges	$—	$(345)	(Income) loss from equity method investments

	—	(345)	(Income) loss from continuing operations before income taxes and discontinued operations
	—	—	Provision for income taxes

	$—	$(345)	(Income) loss from continuing operations

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations before discontinued operations attributable to common stockholders	$259	$(294)	$(31)	$(437)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,545	39,011	39,545	39,011
Class B common stock	988	988	988	988
Unvested restricted stock	(159)	(130)	(159)	(130)
Effect of weighted average shares outstanding during period	(48)	(48)	(149)	(127)

Weighted average number of common shares used in basic EPS	40,326	39,821	40,225	39,742

Impact of potentially dilutive securities:
Dilutive effect of options and restricted / performance stock units	216	—	—	—

Weighted average number of common shares used in diluted EPS	40,542	39,821	40,225	39,742

Number of antidilutive potentially issuable shares not included in the diluted earnings per share calculations (1)	1,230	2,332	2,191	2,332

(1)	Performance stock units are included at the expected attainment levels.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments include cash and cash equivalents, restricted cash, trade receivables, restricted trust and escrow accounts held in trusts with various banks as collateral for our obligations relative to landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of the restricted trust and escrow accounts are included as restricted assets in the Level 1 tier below. The fair values of the interest rate derivatives, included in the Level 2 tier below, are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the interest rate swaps, adjusted by the credit risk of us and our counter-parties based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value.

As of October 31, 2014 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at October 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$790	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,177	$—

As of April 30, 2014 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at April 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$681	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,770	$—

Fair Value of Debt

As of October 31, 2014, the fair value of our fixed rate debt, including our 7.75% senior subordinated notes due 2019 (“2019 Notes”), the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), the Vermont Economic Development Authority Solid Waste Disposal Long Term Revenue Bonds Series 2013 (“Vermont Bonds”), and the New Hampshire Bonds was approximately $382,460 and the carrying value was $373,400. The fair value of the 2019 Notes is considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the Vermont Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics. As of October 31, 2014, the fair value of our Revolver is considered to be Level 2 within the fair value hierarchy as its fair value approximated its carrying value of $144,300 based on current borrowing rates for similar types of borrowing arrangements.

10.	SEVERANCE AND REORGANIZATION

In the three and six months ended October 31, 2013, we recorded charges totaling $53 and $161, respectively, for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy Recovery Company LP (“Maine Energy”) discussed further in Note 11.

11.	DIVESTITURE TRANSACTIONS AND DISCONTINUED OPERATIONS

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

Discontinued Operations

In fiscal year 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”), a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as income from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and subsequently included in discontinued operations, included certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2,000, which is being paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. The related note receivable is recorded in current and non-current assets of discontinued operations in the consolidated balance sheets. We recognized a $378 loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the disposition.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and (loss) income before income taxes attributable to discontinued operations for the three and six months ended October 31, 2014 and 2013, respectively, are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Revenues	$—	$5	$—	$3,316
(Loss) income before income taxes	$—	$(45)	$—	$284

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement (“Agreement”) with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the Agreement. We have completed the demolition process, and are nearly complete with site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection (“MEDEP”), and the U.S. Environmental Protection Agency (“USEPA”). The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford by, or before, spring 2015. Based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the Agreement, a potential gain on divestiture of up to $1,000 is possible.

12.	SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues associated with our solid waste operations are derived mainly from collection, transfer, disposal, landfill, landfill gas-to-energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our Other segment.

Three Months Ended October 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income	Total assets
Eastern	$42,052	$12,541	$7,014	$2,200	$206,860
Western	60,014	19,624	7,345	7,322	332,748
Recycling	13,261	(50)	1,081	380	52,218
Other	26,014	667	588	162	69,968
Eliminations	—	(32,782)	—	—	—

Total	$141,341	$—	$16,028	$10,064	$661,794

Three Months Ended October 31, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$40,305	$10,043	$6,691	$2,203	$205,181
Western	58,224	18,892	7,311	7,211	348,223
Recycling	11,506	(26)	1,074	(152)	49,884
Other	22,261	491	593	188	75,225
Eliminations	—	(29,400)	—	—	—

Total	$132,296	$—	$15,669	$9,450	$678,513

Six Months Ended October 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income	Total assets
Eastern	$83,257	$24,777	$13,750	$3,503	$206,860
Western	121,190	39,202	15,316	15,060	332,748
Recycling	25,733	(104)	2,146	269	52,218
Other	52,548	1,304	1,184	571	69,968
Eliminations	—	(65,179)	—	—	—

Total	$282,728	$—	$32,396	$19,403	$661,794

Six Months Ended October 31, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$78,926	$20,474	$13,072	$3,829	$205,181
Western	115,571	38,153	14,545	14,107	348,223
Recycling	22,690	(31)	2,139	(195)	49,884
Other	43,667	1,003	1,110	1,447	75,225
Eliminations	—	(59,599)	—	—	—

Total	$260,854	$—	$30,866	$19,188	$678,513

Amounts of our total revenue attributable to services provided for the three and six months ended October 31, 2014 and 2013 are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Collection	$60,338	$58,765	$120,349	$116,978
Disposal	39,665	37,374	79,758	72,497
Power generation	1,867	1,980	3,806	4,022
Processing	2,582	2,679	5,441	5,631

Solid waste operations	104,452	100,798	209,354	199,128
Organics	10,139	9,474	20,801	19,350
Customer solutions	13,489	10,518	26,840	19,686
Recycling	13,261	11,506	25,733	22,690

Total revenues	$141,341	$132,296	$282,728	$260,854

13.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of October 31, 2014 and April 30, 2014, the consolidating results of operations and comprehensive income (loss) for the three and six months ended October 31, 2014 and 2013, and the condensed consolidating statements of cash flows for the six months ended October 31, 2014 and 2013 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF OCTOBER 31, 2014

(in thousands, except for share and per share data)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,997	$257	$480	$—	$2,734
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	603	58,561	139	—	59,303
Refundable income taxes	411	—	—	—	411
Prepaid expenses	2,677	5,357	7	—	8,041
Inventory	—	4,170	29	—	4,199
Deferred income taxes	2,222	—	—	—	2,222
Other current assets	296	3,983	8	—	4,287
Current assets of discontinued operations	—	371	—	—	371

Total current assets	8,206	72,775	663	—	81,644

Property, plant and equipment, net	4,365	401,290	649	—	406,304
Goodwill	—	119,170	—	—	119,170
Intangible assets, net	113	12,199	—	—	12,312
Restricted assets	—	790	—	—	790
Cost method investments	16,752	1,932	—	(1,932)	16,752
Investments in subsidiaries	(14,880)	—	—	14,880	—
Other non-current assets	13,187	10,352	—	—	23,539
Non-current assets of discontinued operations	—	1,283	—	—	1,283

	19,537	547,016	649	12,948	580,150

Intercompany receivable	535,113	(498,152)	(38,893)	1,932	—

	$562,856	$121,639	$(37,581)	$14,880	$661,794

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$88	$1,648	$—	$—	$1,736
Accounts payable	16,559	30,324	493	—	47,376
Accrued payroll and related expenses	756	3,652	2	—	4,410
Accrued interest	6,126	9	—	—	6,135
Current accrued capping, closure and post-closure costs	—	3,824	3	—	3,827
Other accrued liabilities	9,167	9,277	228	—	18,672

Total current liabilities	32,696	48,734	726	—	82,156

Long-term debt and capital leases, less current maturities	520,861	1,181	—	—	522,042
Accrued capping, closure and post-closure costs, less current portion	—	40,414	37	—	40,451
Deferred income taxes	7,046	—	—	—	7,046
Other long-term liabilities	9,177	7,502	81	—	16,760

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(6,924)	23,808	(38,688)	14,880	(6,924)
Noncontrolling interests	—	—	263	—	263

Total stockholders’ (deficit) equity	(6,924)	23,808	(38,425)	14,880	(6,661)

	$562,856	$121,639	$(37,581)	$14,880	$661,794

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$141,040	$301	$—	$141,341

Operating expenses:
Cost of operations	18	98,186	88	—	98,292
General and administration	617	15,961	4	—	16,582
Depreciation and amortization	188	15,840	—	—	16,028
Environmental remediation charge	—	375	—	—	375

	823	130,362	92	—	131,277

Operating income (loss)	(823)	10,678	209	—	10,064

Other expense (income), net:
Interest income	—	(81)	—	—	(81)
Interest expense	9,710	(87)	—	—	9,623
Earnings from consolidated entities	(11,111)	—	—	11,111	—
(Gain) loss on derivative instruments	362	—	—	—	362
Other income	(265)	(158)	—	—	(423)

Other expense, net	(1,304)	(326)	—	11,111	9,481

Income (loss) from continuing operations before income taxes	481	11,004	209	(11,111)	583
Provision (benefit) for income taxes	222	—	—	—	222

Net income (loss)	259	11,004	209	(11,111)	361

Less: Net income (loss) attributable to noncontrolling interests	—	—	102	—	102

Net income (loss) attributable to common stockholders	$259	$11,004	$107	$(11,111)	$259

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$131,729	$567	$—	$132,296

Operating expenses:
Cost of operations	—	89,740	805	—	90,545
General and administration	595	15,783	51	—	16,429
Depreciation and amortization	225	15,251	193	—	15,669
Environmental remediation charge	—	150	—	—	150
Severance and reorganization costs	—	53	—	—	53

	820	120,977	1,049	—	122,846

Operating income (loss)	(820)	10,752	(482)	—	9,450

Other expense (income), net:
Interest income	(1)	(100)	—	—	(101)
Interest expense	9,616	19	—	—	9,635
(Income) loss from equity method investments	(10,757)	(15)	(76)	10,757	(91)
(Gain) loss on derivative instruments	629	—	—	—	629
Other income	(268)	(124)	—	—	(392)

Other expense, net	(781)	(220)	(76)	10,757	9,680

Income (loss) from continuing operations before income taxes	(39)	10,972	(406)	(10,757)	(230)
Provision (benefit) for income taxes	300	—	—	—	300

Income (loss) from continuing operations	(339)	10,972	(406)	(10,757)	(530)

Discontinued operations:
Income (loss) from discontinued operations, net	—	(45)	—	—	(45)

Net income (loss)	(339)	10,927	(406)	(10,757)	(575)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(236)	—	(236)

Net income (loss) attributable to common stockholders	$(339)	$10,927	$(170)	$(10,757)	$(339)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$282,130	$598	$—	$282,728

Operating expenses:
Cost of operations	35	196,903	119	—	197,057
General and administration	997	32,431	(6)	—	33,422
Depreciation and amortization	382	32,014	—	—	32,396
Environmental remediation charge	—	450	—	—	450

	1,414	261,798	113	—	263,325

Operating income (loss)	(1,414)	20,332	485	—	19,403

Other expense (income), net:
Interest income	—	(168)	—	—	(168)
Interest expense	19,300	(127)	—	—	19,173
Earnings from consolidated entities	(21,198)	—	—	21,198	—
(Gain) loss on derivative instruments	293	—	—	—	293
Other income	(290)	(324)	—	—	(614)

Other expense, net	(1,895)	(619)	—	21,198	18,684

Income (loss) from continuing operations before income taxes	481	20,951	485	(21,198)	719
Provision (benefit) for income taxes	512	—	—	—	512

Net income (loss)	(31)	20,951	485	(21,198)	207

Less: Net income (loss) attributable to noncontrolling interests	—	—	238	—	238

Net income (loss) attributable to common stockholders	$(31)	$20,951	$247	$(21,198)	$(31)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated

Revenues	$—	$259,423	$1,431	$—	$260,854

Operating expenses:
Cost of operations	1	177,519	1,442	—	178,962
General and administration	748	30,736	43	—	31,527
Depreciation and amortization	437	30,055	374	—	30,866
Environmental remediation charge	—	150	—	—	150
Severance and reorganization costs	4	157	—	—	161

	1,190	238,617	1,859	—	241,666

Operating income (loss)	(1,190)	20,806	(428)	—	19,188

Other expense (income), net:
Interest income	(1)	(112)	—	—	(113)
Interest expense	18,963	31	—	—	18,994
(Income) loss from equity method investments	(19,928)	(35)	922	19,928	887
(Gain) loss on derivative instruments	(25)	—	—	—	(25)
Other income	(287)	(242)	(1)	—	(530)

Other expense, net	(1,278)	(358)	921	19,928	19,213

Income (loss) from continuing operations before income taxes	88	21,164	(1,349)	(19,928)	(25)
Provision (benefit) for income taxes	619	—	—	—	619

Income (loss) from continuing operations	(531)	21,164	(1,349)	(19,928)	(644)

Discontinued operations:
Income (loss) from discontinued operations, net	—	284	—	—	284
Gain (loss) on disposal of discontinued operations, net	—	(378)	—	—	(378)

Net income (loss)	(531)	21,070	(1,349)	(19,928)	(738)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(207)	—	(207)

Net income (loss) attributable to common stockholders	$(531)	$21,070	$(1,142)	$(19,928)	$(531)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED OCTOBER 31, 2014

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net income (loss)	$259	$11,004	$209	$(11,111)	$361
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(6)	—	—	(6)

Other comprehensive income (loss)	—	(6)	—	—	(6)

Comprehensive income (loss)	259	10,998	209	(11,111)	355

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	102	—	102

Comprehensive income (loss) attributable to common stockholders	$259	$10,998	$107	$(11,111)	$253

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED OCTOBER 31, 2014

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net income (loss)	$(31)	$20,951	$485	$(21,198)	$207
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	6	—	—	6

Other comprehensive income (loss), net of tax	—	6	—	—	6

Comprehensive income (loss)	(31)	20,957	485	(21,198)	213

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	238	—	238

Comprehensive income (loss) attributable to common stockholders	$(31)	$20,957	$247	$(21,198)	$(25)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net income (loss)	$(531)	$21,070	$(1,349)	$(19,928)	$(738)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments, net	—	—	(568)	—	(568)
Realized loss (gain) on derivative instruments reclassified into earnings, net	—	—	345	—	345
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	18	—	—	18

Other comprehensive income (loss)	—	18	(223)	—	(205)

Comprehensive income (loss)	(531)	21,088	(1,572)	(19,928)	(943)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(207)	—	(207)

Comprehensive income (loss) attributable to common stockholders	$(531)	$21,088	$(1,365)	$(19,928)	$(736)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2014

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net cash provided by (used in) operating activities	$(15,540)	$38,246	$128	$—	$22,834

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(314)	—	—	(314)
Acquisition related additions to property, plant and equipment	—	(45)	—	—	(45)
Additions to property, plant and equipment	(598)	(34,950)	—	—	(35,548)
Payments on landfill operating lease contracts	—	(2,454)	—	—	(2,454)
Payments related to investments	—	(310)	310	—	—
Proceeds from sale of property and equipment	—	342	—	—	342

Net cash provided by (used in) investing activities	(598)	(37,731)	310	—	(38,019)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	80,700	—	—	80,700
Principal payments on long-term debt	(64,802)	(268)	—	—	(65,070)
Payments of financing costs	(506)	—	—	—	(506)
Proceeds from the exercise of share based awards	143	—	—	—	143
Excess tax benefit on the vesting of share based awards	12	—	—	—	12
Intercompany borrowings	81,137	(81,137)	—	—	—

Net cash provided by (used in) financing activities	15,984	(705)	—	—	15,279
Net cash provided by (used in) discontinued operations	—	176	—	—	176

Net increase (decrease) in cash and cash equivalents	(154)	(14)	438	—	270
Cash and cash equivalents, beginning of period	2,151	271	42	—	2,464

Cash and cash equivalents, end of period	$1,997	$257	$480	$—	$2,734

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED OCTOBER 31, 2013

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net cash provided by (used in) operating activities	$(25,720)	$53,481	$358	$—	$28,119

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,822)	—	—	(2,822)
Acquisition related additions to property, plant and equipment	—	(1,365)	—	—	(1,365)
Additions to property, plant and equipment	(1,059)	(24,575)	(425)	—	(26,059)
Payments on landfill operating lease contracts	—	(3,471)	—	—	(3,471)
Payments related to investments	(2,148)	—	—	—	(2,148)
Proceeds from sale of property and equipment	—	929	—	—	929

Net cash provided by (used in) investing activities	(3,207)	(31,304)	(425)	—	(34,936)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	83,190	—	—	—	83,190
Principal payments on long-term debt	(71,735)	(851)	—	—	(72,586)
Payments of financing costs	(388)	—	—	—	(388)
Intercompany borrowings	21,145	(21,145)	—	—	—

Net cash provided by (used in) financing activities	32,212	(21,996)	—	—	10,216
Net cash provided by (used in) discontinued operations	—	(201)	—	—	(201)

Net increase (decrease) in cash and cash equivalents	3,285	(20)	(67)	—	3,198
Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

Cash and cash equivalents, end of period	$4,545	$233	$175	$—	$4,953

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

In addition, any statements contained in or incorporated by reference into this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in forward-looking statements.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended April 30, 2014 and, as applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

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

As of November 17, 2014, we owned and/or operated 35 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Accounting Period

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year will become effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. We intend to file a Transition Report on Form 10-KT for the eight-month transition period ending December 31, 2014 (“Transition Period”). This Quarterly Report on Form 10-Q for the three and six month periods ended October 31, 2014 is for the second quarter of the Transition Period.

Acquisitions

We have a dedicated business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.

We have made in the past, and we may make in the future, acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We face considerable competition for acquisition targets, particularly the larger and more meaningful targets, due to among other things, our limited access to and weighted average cost of capital, but we believe that our strong relationships and reputation in New England and the upstate New York area help to offset these factors.

During the six months ended October 31, 2014, we acquired one solid waste hauling operation in each of the Eastern and Western regions for total consideration of $0.4 million, including $0.3 million in cash and $0.1 million in holdbacks to the sellers. During the six months ended October 31, 2013, we acquired three solid waste hauling operations, two of which are located in the Western region and one of which is located in the Eastern region, for total consideration of $2.1 million, including $1.5 million in cash, $0.2 million of other non-cash considerations and $0.4 million in holdbacks to the sellers. During the six months ended October 31, 2013, we also acquired an industrial service management business in the Other segment for total consideration of $2.5 million as of the acquisition date, including $1.3 million in cash, $0.3 million in holdbacks to the seller and $0.9 million in consideration, not to exceed $1.0 million, contingent upon the realization of a measure of operating income associated with certain prospective customer contracts within twelve months of closing.

Results of Operations

The following table summarizes our revenues and operating expenses for the three and six months ended October 31, 2014 and 2013 (in millions and as a percentage of revenue):

	Three Months Ended October 31,				Six Months Ended October 31,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue

Revenues	$141.3	100.0%	$132.3	100.0%	$282.7	100.0%	$260.9	100.0%

Operating expenses:
Cost of operations	98.3	69.5%	90.5	68.4%	197.1	69.7%	179.0	68.7%
General and administration	16.5	11.7%	16.4	12.5%	33.4	11.8%	31.5	12.1%
Depreciation and amortization	16.0	11.4%	15.7	11.9%	32.4	11.5%	30.9	11.8%
Environmental remediation charge	0.4	0.3%	0.1	0.0%	0.4	0.1%	0.1	0.0%
Severance and reorganization costs	—	0.0%	0.1	0.0%	—	0.0%	0.2	0.1%

	131.2	92.9%	122.8	92.8%	263.3	93.1%	241.7	92.7%

Operating income	$10.1	7.1%	$9.5	7.2%	19.4	6.9%	19.2	7.3%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues derived from municipalities and other customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major customer accounts, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Our revenues are shown net of inter-company eliminations. The table below shows the percentages and dollars (in millions) of revenue attributable to services provided for the three and six months ended October 31, 2014 and 2013:

	Three Months Ended October 31,				Six Months Ended October 31,
	2014		2013		2014		2013
Collection	$60.3	42.7%	$58.7	44.4%	$120.4	42.6%	$117.0	44.8%
Disposal	39.6	28.1%	37.4	28.3%	79.8	28.2%	72.5	27.8%
Power generation	1.9	1.3%	2.0	1.5%	3.8	1.3%	4.0	1.5%
Processing	2.6	1.8%	2.7	2.0%	5.4	1.9%	5.6	2.2%

Solid waste operations	104.4	73.9%	100.8	76.2%	209.4	74.0%	199.1	76.3%
Organics	10.1	7.2%	9.5	7.2%	20.8	7.4%	19.4	7.4%
Customer solutions	13.5	9.5%	10.5	7.9%	26.8	9.5%	19.7	7.6%
Recycling	13.3	9.4%	11.5	8.7%	25.7	9.1%	22.7	8.7%

Total revenues	$141.3	100.0%	$132.3	100.0%	$282.7	100.0%	$260.9	100.0%

Our revenues increased $9.0 million, or 6.8%, and $21.8 million, or 8.4%, during the three and six months ended October 31, 2014 as compared to the same periods in the prior fiscal year. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended October 31, 2014 vs. 2013		Period-to-Period Change for the Six Months Ended October 31, 2014 vs. 2013
	Amount	% of Growth	Amount	% of Growth
Solid waste operations:
Price	$0.9	0.7%	$1.8	0.7%
Volume	3.3	2.5%	8.5	3.3%
Commodity price & volume	(0.2)	(0.1)%	(0.3)	(0.1)%
Acquisitions & divestitures	1.4	1.1%	3.0	1.1%
Closed landfills	(1.8)	(1.4)%	(2.7)	(1.0)%

Total solid waste operations	3.6	2.8%	10.3	4.0%

Organics	0.6	0.5%	1.4	0.5%

Customer solutions	3.0	2.2%	7.1	2.7%

Recycling:
Commodity price	(0.1)	(0.1)%	0.5	0.2%
Commodity volume	1.5	1.1%	1.7	0.7%
Commodity acquisition	0.4	0.3%	0.8	0.3%

Total recycling	1.8	1.3%	3.0	1.2%

Total revenue growth	$9.0	6.8%	$21.8	8.4%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenues growth period-to-period is the result of $0.8 million from favorable collection pricing and $0.1 million from favorable disposal pricing associated with our landfills.

•	The price change component in year-to-date total solid waste revenues growth period-to-period is the result of $1.8 million from favorable collection pricing.

Volume.

•	The volume change component in quarterly total solid waste revenues growth period-to-period is the result of $2.8 million from disposal volume increases (of which $2.5 million relates to higher transfer station volumes associated with a mix shift from landfills to transfer stations and two new transfer station contracts, $0.2 million relates to transportation and $0.1 million relates to landfills) and $0.5 million from collection volume increases.

•	The volume change component in year-to-date total solid waste revenues growth period-to-period is the result of $7.8 million from disposal volume increases (of which $5.1 million relates to higher transfer station volumes associated with a mix shift from landfills to transfer stations and two new transfer station contracts, $2.3 million relates to landfills and $0.4 million relates to transportation) and $0.7 million from collection volume increases.

Commodity price and volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth period-to-period is the result of $0.1 million from favorable commodity pricing within power generation and processing, more than offset by $0.3 million from lower power generation and processing commodity volumes.

•	The commodity price and volume change component in year-to-date total solid waste revenues growth period-to-period is the result of $0.2 million from favorable commodity pricing within power generation and processing, more than offset by $0.5 million from lower power generation and processing commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly and year-to-date total solid waste revenues growth period-to-period is the result of increased revenues from various business acquisitions, including several solid waste hauling operations and a transfer station, completed between August 2013 and September 2014.

Closed landfill.

•	The closed landfill change component in quarterly and year-to-date total solid waste revenues growth period-to-period is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Organics revenues

•	The increase in quarterly and year-to-date revenues is the result of higher volumes associated with organic business growth.

Customer Solutions revenues

•	The increase in quarterly revenues period-to-period is the result of $2.8 million from higher volumes and $0.2 million from the acquisition of an industrial service management business in September 2013.

•	The increase in year-to-date revenues period-to-period is the result of $6.1 million from higher volumes and $1.0 million from the acquisition of an industrial service management business in September 2013.

Recycling revenues

•	The increase in quarterly revenues period-to-period is primarily the result of higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins County Recycling LLC (“Tompkins”) in December 2013.

•	The increase in year-to-date revenues period-to-period is primarily the result of favorable commodity pricing in the market, higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins in December 2013.

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

Our cost of operations increased $7.8 million, or 1.1% as a percentage of revenues, and $18.1 million, or 1.0% as a percentage of revenues, when comparing the three and six months ended October 31, 2014 to the same periods in the prior fiscal year.

The period-to-period changes in cost of operations can be primarily attributed to the following:

•	Third-party direct costs increased $3.4 million and $9.3 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to: organic and acquisition growth in our Customer Solutions business, which has a higher inherent direct cost structure; higher volumes in our Organics business; higher collection and disposal volumes from organic customer growth and the acquisition of a transfer station in the Eastern region; and higher disposal volumes associated with two new transfer station contracts and the acquisition of various hauling operations in the Western region.

•	Maintenance and repair costs increased $1.8 million and $3.6 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to: higher facility costs associated with hauling operations and certain landfills in our Eastern region and facility maintenance activities within our Recycling segment, and higher fleet repair and maintenance costs associated with hauling operations in our Western region.

•	Labor and related benefit costs increased $2.0 million and $3.3 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to additional labor costs associated with higher collection volumes in the Eastern region and increased overall healthcare costs.

•	Direct operational costs increased $0.6 million and $1.6 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to: higher depletion of landfill operating lease obligations associated with increased volumes received at our landfills in the Western region; an increase in landfill operating costs; and a lower gain on sale of fixed assets in the three and six months ended October 31, 2014.

General and Administration

General and administration includes management, clerical and administrative compensation costs, as well as overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expenses increased $0.1 million, or decreased 0.8% as a percentage of revenues, when comparing the three months ended October 31, 2014 to the same period in the prior fiscal year, and increased $1.9 million, or decreased 0.3% as a percentage of revenues, when comparing the six months ended October 31, 2014 to the same period in the prior fiscal year.

The period-to-period changes in general and administration can largely be attributed to the following:

•	Labor and related benefit costs increased $0.3 million and $1.2 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to additional labor costs associated with growth in our Customer Solutions business and increased healthcare costs, partially offset by a reduction of incentive compensation.

•	Professional fees increased $0.2 million and $0.6 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to the timing of accounting and auditing services associated with the change in fiscal year-end and higher legal costs associated with third-party legal advice, a legal settlement with the State of New York Attorney General’s Office (“NYAG”) and a charge accrued for a potential legal settlement with the Massachusetts Department of Environmental Protection (“MADEP”). See discussion in Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

•	Bad debt expense decreased $0.5 million and $0.3 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to a higher than normal bad debt expense in the prior fiscal year periods due to collectability issues associated with two disposal customers in the Western region.

Depreciation and Amortization

Depreciation and amortization includes (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis over the estimated useful life of the assets; (ii) amortization of landfill costs, including those incurred and all estimated future costs for landfill development, construction and asset retirement costs arising from closure and post-closure, on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets our criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, using either a economic benefit provided approach or a straight-line basis over the definitive terms of the related agreements.

The table below summarizes the components of depreciation and amortization expense for the three and six months ended October 31, 2014 and 2013 (in millions of dollars and as a percentage of revenues):

	Three Months Ended October 31,				Six Months Ended October 31,
	2014		2013		2014		2013
Depreciation expense	$7.9	5.6%	$8.3	6.3%	$16.2	5.7%	$16.4	6.3%
Landfill amortization expense	7.4	5.3%	6.8	5.1%	14.7	5.2%	13.4	5.1%
Other amortization expense	0.7	0.5%	0.6	0.5%	1.5	0.6%	1.1	0.4%

	$16.0	11.4%	$15.7	11.9%	$32.4	11.5%	$30.9	11.8%

The changes in the components of depreciation and amortization expense when comparing the three and six months ended October 31, 2014 to the same periods in the prior fiscal year can largely be attributed to the following:

•	Landfill amortization expense increased $0.6 million and $1.3 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due primarily to an increase in landfill volumes at our Southbridge landfill in the Eastern region and at certain of our landfills within the Western region and a $0.3 million increase in estimated final capping costs at a closed landfill in the Eastern region.

Environmental Remediation Charge

We recorded an environmental remediation charge of $0.4 million during the three and six months ended October 31, 2014, respectively, compared to $0.1 million during the three and six months ended October 31, 2013 associated with the environmental remediation at our Southbridge landfill in the Eastern region as discussed in Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

Other Expenses

Interest Expense, net

Our interest expense, net remained flat when comparing the three and six months ended October 31, 2014 to the same periods in the prior fiscal year as interest expense associated with higher average debt balances in the three and six months ended October 31, 2014 was offset by interest savings associated with a reduction in the balance of our outstanding letters of credit.

Loss from Equity Method Investments

In the fiscal year ended April 30, 2014 (“fiscal year 2014”), we sold our 50% membership interest in US GreenFiber LLC and purchased the remaining 50% membership interest of Tompkins, both of which were previously accounted for using the equity method of accounting.

Prior to these transactions, we recorded income from equity method investments of $0.1 million in the three months ended October 31, 2013 and loss from equity method investments of $0.9 million in the six months ended October 31, 2013.

Provision for Income Taxes

Our provision for income taxes decreased $0.1 million during each of the three and six months ended October 31, 2014 as compared to the same periods in the prior fiscal year. The provisions for income taxes for the six months ended October 31, 2014 and October 31, 2013 include $0.4 million and $0.5 million deferred tax provisions due mainly to the increase in the deferred tax liability for indefinite lived assets and $0.1 million current tax provisions. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

Discontinued Operations

Discontinued operations in the three and six months ended October 31, 2013 related to the disposition of KTI BioFuels, Inc. (“BioFuels”). In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which is located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million, which will be paid to us in equal quarterly installments commencing November 1, 2013 and continuing over five years, subject to the terms of the purchase and sale agreement. We recognized a $0.4 million loss on disposal of discontinued operations in the first quarter of fiscal year 2014 associated with the disposition.

The operating results of Bio Fuels have been included in discontinued operations in the accompanying consolidated financial statements.

Segment Reporting (in millions)

	Revenues		Operating Income (Loss)
	Three Months Ended October 31,
Segment	2014	2013	2014	2013
Eastern	$42.1	$40.3	$2.2	$2.2
Western	60.0	58.2	7.3	7.2
Recycling	13.3	11.5	0.4	(0.1)
Other	25.9	22.3	0.2	0.2

Total	$141.3	$132.3	$10.1	$9.5

	Revenues		Operating Income (Loss)
	Six Months Ended October 31,
Segment	2014	2013	2014	2013
Eastern	$83.3	$78.9	$3.5	$3.8
Western	121.2	115.6	15.1	14.1
Recycling	25.7	22.7	0.2	(0.2)
Other	52.5	43.7	0.6	1.5

Total	$282.7	$260.9	$19.4	$19.2

Eastern Region

Our Eastern region revenues increased $1.8 million, or 4.5%, and $4.4 million, or 5.6%, during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year.

The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended October 31, 2014 vs. 2013		Period-to-Period Change for the Six Months Ended October 31, 2014 vs. 2013
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$0.5	1.3%	$0.6	0.7%
Volume	1.9	4.7%	4.2	5.3%
Acquisitions & divestitures	1.2	3.0%	2.3	2.9%
Closed landfills	(1.8)	(4.5)%	(2.7)	(3.4)%

Total solid waste operations	$1.8	4.5%	$4.4	5.6%

Price.

•	The price change component in Eastern region quarterly solid waste revenues growth period-to-period is the result of $0.4 million from favorable collection pricing and $0.1 million from favorable disposal pricing related to landfills.

•	The price change component in Eastern region year-to-date solid waste revenues growth period-to-period is the result of $0.6 million from favorable collection pricing.

Volume.

•	The volume change component in quarterly Eastern region solid waste revenues growth period-to-period is the result of $0.8 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations), $1.0 million from higher collection volumes and $0.1 million from higher processing volumes.

•	The volume change component in year-to-date Eastern region solid waste revenues growth period-to-period is the result of $2.3 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations), $1.7 million from higher collection volumes and $0.2 million from higher processing volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly and year-to-date Eastern region solid waste revenues growth period-to-period is the result of the acquisition of a solid waste hauling operation in September 2013 and a transfer station in November 2013.

Closed landfill.

•	The closed landfill change component in quarterly and year-to-date total solid waste revenues growth period-to-period is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Eastern region operating income remained flat and decreased $0.3 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year. The changes in operating income are largely attributable to the solid waste revenues growth discussed above combined with the following cost changes:

•	Cost of operations: Cost of operations increased by $3.4 and $7.3 million period-to-period, resulting in margin erosion for both periods as costs increased at a greater rate than revenues. The changes were due primarily to an increase in third-party direct costs associated with higher collection and disposal volumes from organic customer growth and the acquisition of a transfer station, and an increase in other operational costs, including labor and related healthcare costs, and facility costs associated with hauling operations and certain landfills in our Eastern region.

•	General and administration: General and administration expenses increased $0.3 million and $0.8 million period-to-period due primarily to an increase in bad debt expense in the three and six months ended October 31, 2014 associated with increased customer growth and bad debt recoveries in the three months ended October 31, 2013, and a charge accrued for a potential legal settlement with the MADEP. See discussion in Legal Proceedings included under Part II, Item 1 of this Quarterly Report on Form 10-Q.

•	Depreciation and amortization: Depreciation and amortization costs increased $0.3 million and $0.7 million period-to-period due to an increase in landfill amortization associated with higher landfill volumes at our Southbridge landfill and a $0.3 million increase in estimated final capping costs at a closed landfill, and an increase in other amortization associated with acquired intangible assets.

•	Other: Other charges impacting operating income period-to-period include an environmental remediation charge recorded in the three and six months ended October 31, 2014 associated with the environmental remediation at our Southbridge landfill.

Western Region

Our Western region revenues increased $1.8 million, or 3.1%, and $5.6 million, or 4.8%, during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year (dollars in millions).

	Period-to-Period Change for the Three Months Ended October 31, 2014 vs. 2013		Period-to-Period Change for the Six Months Ended October 31, 2014 vs. 2013
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$0.4	0.7%	$1.3	1.1%
Volume	1.4	2.4%	3.9	3.4%
Commodity price & volume	(0.2)	(0.3)%	(0.4)	(0.4)%
Acquisitions & divestitures	0.2	0.3%	0.8	0.7%

Total solid waste operations	$1.8	3.1%	$5.6	4.8%

Price.

•	The price change component in quarterly Western region solid waste revenues growth period-to-period is the result of $0.4 million from favorable collection pricing.

•	The price change component in year-to-date Western region solid waste revenues growth period-to-period is the result of $1.2 million from favorable collection pricing and $0.1 million from favorable disposal pricing related primarily to transfer stations.

Volume.

•	The volume change component in quarterly Western region solid waste revenues growth period-to-period is the result of $1.9 million from higher disposal volumes (of which $1.2 million relates to higher landfill volumes and $0.7 million relates to higher transfer station volumes associated with two new transfer station contracts), partially offset by $0.4 million from lower collection volumes and $0.1 million from lower processing volumes.

•	The volume change component in year-to-date Western region solid waste revenues growth period-to-period is the result of $5.1 million from higher disposal volumes (of which $3.2 million relates to higher landfill volumes, $1.8 million relates to higher transfer station volumes associated with two new transfer station contracts, and $0.1 million relates to higher transportation volumes), partially offset by $1.0 million from lower collection volumes and $0.2 million from lower processing volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly and year-to-date Western region solid waste revenues growth period-to-period is the result of lower power generation and processing commodity volumes.

Acquisitions and divestitures.

•	The quarterly and year-to-date acquisitions and divestitures change component in Western region solid waste revenues growth period-to-period is the result of various solid waste hauling operation acquisitions completed between August 2013 and September 2014.

Western region operating income increased $0.1 million and $1.0 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year. The changes in operating income are largely attributable to the solid waste revenues growth discussed above combined with the following cost changes:

•	Cost of operations: Cost of operations increased by $3.0 million and $5.6 million period-to-period, resulting in margin erosion for both periods as costs increased at a greater rate than revenues. The changes were due to: an increase in third-party direct costs associated with higher hauling costs driven by organic transfer station volume growth (including the addition of two new operating contracts for municipality-owned transfer stations) and landfill volume growth, partially offset by lower disposal costs driven by the winding down of business at Casella-Altela Regional Environmental Services, LLC (“CARES”) and lower collection volumes; an increase in labor and related benefit costs; an increase in direct operational costs including depletion of landfill operating lease obligations due to increased landfill volumes and an increase in host community fees and royalty fees; and an increase in repair and maintenance costs associated with our fleet and hauling operation facilities.

•	General and administration: General and administration costs decreased by $0.7 million and $0.5 million period-to-period due to higher than normal bad debt expense in the same periods in the prior fiscal year due to collectability issues associated with two disposal customers.

•	Depreciation and amortization: Depreciation and amortization costs remained flat and increased $0.8 million period-to-period due primarily to an increase in landfill amortization associated with higher landfill volumes at certain of our landfills in the Western region.

Recycling

Recycling revenues increased $1.8 million and $3.0 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year. The increases in recycling revenues period-to-period are primarily the result of higher commodity volumes, the acquisition of the remaining 50% membership interest of Tompkins, and favorable commodity pricing in the market during the three months ended October 31, 2014.

Recycling operating income increased by $0.5 million and $0.4 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year due to increased revenues and improved operating efficiencies, partially eroded by higher commodity purchased material costs and facility maintenance activities.

Other

Revenues increased $3.6 million and $8.8 million during the three and six months ended October 31, 2014, respectively, as compared to the same periods in the prior fiscal year largely as a result of higher volumes associated with organic business growth within our Customer Solutions business and, to a lesser extent, the acquisition of an industrial service management business in September 2013 and commodity volume increases within our Organics business.

Operating income remained flat and decreased by $0.9 million when comparing the three and six months ended October 31, 2014 to the same periods in the prior fiscal year as increased revenues were offset, or more than offset year-to-date, by increased third-party direct costs (including hauling and purchased material costs associated primarily with our Customer Solutions business and, to a lesser extent, hauling costs associated with our Organics business) and labor and related benefit costs associated with growth in our Customer Solutions business.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include acquisitions, fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, as well as site and cell closure. We generally meet liquidity needs from operating cash flows or from our senior secured revolving credit facility (“Revolver”).

Financing Activities

In the three months ended October 31, 2014, we completed a financing transaction involving $11.0 million aggregate principal amount of tax-exempt Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”), consisting of the conversion and remarketing of $5.5 million principal amount New Hampshire Bonds from a variable rate to a fixed term rate and the issuance of an additional $5.5 million principal amount fixed term rate New Hampshire Bonds. We borrowed the additional proceeds of the New Hampshire Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in New Hampshire since October 5, 2011.

In addition, on November 19, 2014, we announced an offering of $25.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”). An additional $15.0 million aggregate principal amount of New York Bonds may be offered under the same indenture in the future. There can be no assurance that this offering will be completed.

Outstanding Long-Term Debt

Senior Secured Revolving Credit Facility. The Revolver is a $227.5 million component of our senior revolving credit and letter of credit facility due March 18, 2016 (“Senior Credit Facility”). We have the right to request, at our discretion, an increase in the amount of the Senior Credit Facility by an aggregate amount of $100.0 million, subject to certain conditions set forth in the Senior Credit Facility agreement. The Senior Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

As of October 31, 2014, we were in compliance with all financial covenants contained in the Senior Credit Facility as follows:

Senior Secured Credit Facility Covenant	Twelve Months Ended October 31, 2014	Covenant Requirements at October 31, 2014
Interest coverage	2.86	2.25 Min.
Total funded debt / Bank-defined cash flow metric (1)	5.16	5.85 Max.
Senior funded debt / Bank-defined cash flow metric (1)	1.97	2.50 Max.

(1)	Bank-defined cash flow metric is based on operating results for the twelve months preceding the measurement date, October 31, 2014. A reconciliation of net cash provided by operating activities to the bank-defined cash flow metric is as follows (in millions):

Twelve Months Ended October 31, 2014
Net cash provided by operating activities	$44.4

Changes in assets and liabilities, net of effects of acquisitions and divestitures	16.7
Gain on sale of property and equipment	0.6
Gain on sale of equity method investment	0.6
Asset impairment charge	(7.5)
Stock based compensation and related severance expense, net of excess tax benefit	(2.4)
Development project charge	(1.4)
Loss on derivative instruments	(0.6)
Interest expense, less discount on senior subordinated notes	38.1
Provision for income taxes, net of deferred taxes	0.2
Gain on settlement of acquisition related contingent consideration	1.1
EBITDA adjustment as allowed by senior credit facility agreement	4.1
Other adjustments as allowed by senior credit facility agreement	7.9

Bank - defined cash flow metric	$101.8

In addition to the financial covenants described above, the Senior Credit Facility, as amended, also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of

October 31, 2014, we were in compliance with all covenants under the credit agreement governing the Senior Credit Facility. We do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Further advances were available under the Revolver in the amount of $56.1 million as of October 31, 2014. The available amount is net of outstanding irrevocable letters of credit totaling $27.1 million as of October 31, 2014, at which date no amount had been drawn.

We are planning to refinance the Senior Credit Facility before March 18, 2015, which is one year before the maturity date.

2019 Notes. As of October 31, 2014, we had outstanding $325.0 million aggregate principal amount of senior subordinated notes due February 15, 2019 (“2019 Notes”). The 2019 Notes accrue interest at the rate of 7.75% per annum. Interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of October 31, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs, except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our Senior Credit Facility.

Maine Bonds. As of October 31, 2014, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of October 31, 2014, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank. The FAME Bonds 2005R-1 mature on January 1, 2025.

Vermont Bonds. As of October 31, 2014, we had outstanding $16.0 million aggregate principal amount of Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.75% per annum through April 4, 2019, at which time they may be converted from a fixed rate to a variable rate. The Vermont Bonds mature on April 1, 2036.

New Hampshire Bonds. As of October 31, 2014, we had outstanding $11.0 million aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are guaranteed by certain of our subsidiaries, accrue interest at 4.00% per annum through April 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New Hampshire Bonds mature on April 1, 2029.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the six months ended October 31, 2014 and 2013, respectively (in millions):

	Six Months Ended October 31,
	2014	2013
Net cash provided by operating activities	$22.8	$28.1
Net cash used in investing activities	$(38.0)	$(34.9)
Net cash provided by financing activities	$15.3	$10.2
Net cash provided by (used in) discontinued operations	$0.2	$(0.2)

Net cash provided by operating activities. Cash flows provided by operating activities decreased by $5.3 million during the six months ended October 31, 2014 as compared to the same period in the prior fiscal year.

The following is a summary of our operating cash flows for the six months ended October 31, 2014 and 2013, respectively (in millions):

	Six Months Ended October 31,
	2014	2013
Net income (loss)	$0.3	$(0.7)
Adjustments to reconcile net loss to net cash provided by operating activities
Discontinued operations, net of tax	—	0.1
Gain on sale of property and equipment	(0.2)	(0.4)
Depreciation and amortization	32.4	30.8
Depletion of landfill operating lease obligations	6.2	5.5
Interest accretion on landfill and environmental remediation liabilities	1.8	2.1
Amortization of discount on senior subordinated notes	0.1	0.1
Loss from equity method investments	—	0.9
Loss on derivative instruments	0.3	—
Stock-based compensation	1.2	1.2
Excess tax benefit on the vesting of share based awards	(0.1)	—
Deferred income taxes	0.4	0.5

Adjusted net loss before changes in assets and liabilities, net	42.4	40.1
Changes in assets and liabilities, net	(19.6)	(12.0)

Net cash provided by operating activities	$22.8	$28.1

Cash interest payments.

•	Cash interest payments decreased $0.2 million from $17.6 million for the six months ended October 31, 2013 to $17.4 million for the six months ended October 31, 2014 based on a similar capitalization structure and the timing of payments.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures.

•	Our net cash flow provided by operating activities was unfavorably impacted $19.6 million in the six months ended October 31, 2014 by changes in our assets and liabilities. This was primarily associated with unfavorable impacts related to accounts receivable (which were affected by both increased revenues in October and a higher days sales outstanding), prepaid expenses, inventories and other assets (which were affected by the addition of a receivable, as well as the timing of payments and expense recognition), accounts payable (which were affected primarily by the timing of payments) and accrued expenses and other liabilities (which were affected primarily by cost changes, such as lower incentive compensation, and the timing of payments). This is compared to the six months ended October 31, 2013, when our net cash flow provided by operating activities was unfavorably impacted $12.0 million by changes in our assets and liabilities.

•	This period-to-period decline in our changes in assets and liabilities, net of $7.6 million is due to the unfavorable $4.7 million impact associated with the change in accrued expenses and other liabilities associated primarily with the amount and timing of capping, closure and post closure payments and payroll costs, the unfavorable $2.0 million impact associated with the change in accounts payable based on the timing of payments, and the unfavorable $0.9 million impact associated with the change in accounts receivable based on increased revenues, a higher days sales outstanding, and reserving for two specific customers in the three months ended October 31, 2013.

Net cash used in investing activities. Cash flows used in investing activities increased by $3.1 million during the six months ended October 31, 2014 as compared to the same period in the prior fiscal year.

The most significant items affecting the change in our investing cash flows for the six months ended October 31, 2014 when compared to the same period in the prior fiscal year are summarized below:

•	Capital expenditures. Capital expenditures were $8.2 million higher in the six months ended October 31, 2014 due primarily to increased spending on our fleet, various landfill development costs, and the installation of a landfill gas treatment system at our Juniper Ridge landfill.

•	Payments related to investments. During the six months ended October 31, 2013, we made investments in unconsolidated entities totaling $2.1 million, whereas we made no investments in the six months ended October 31, 2014.

•	Acquisitions, net of cash acquired. During the six months ended October 31, 2013, cash outflows associated with acquisitions totaled $2.8 million compared to $0.3 million in the six months ended October 31, 2014 based on the respective acquisition activity.

•	Payments on landfill operating lease contracts. We made lower payments on landfill operating lease contracts of $1.0 million in the six months ended October 31, 2014 due primarily to the timing of payments associated with an operating lease at one of our Western region landfills.

Net cash provided by financing activities. Cash flows provided by financing activities increased $5.1 million during the six months ended October 31, 2014 as compared to the same period in the prior fiscal year.

The most significant items affecting the change in our financing cash flows for the six months ended October 31, 2014 when compared to the same period in the prior fiscal year are lower principal payments of $7.5 million, which more than offset the $2.5 million in lower debt borrowings.

Net cash provided by (used in) discontinued operations. Cash flows from discontinued operations increased $0.4 million during the six months ended October 31, 2014 as compared to the same period in the prior fiscal year. Cash flows from discontinued operations are associated with the business disposition of BioFuels in exchange for a $2.0 million note receivable, with quarterly payments commencing on this note effective November 1, 2013.

Hedging

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our senior second lien notes (“Second Lien Notes”) effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in the London Interbank Offered Rate index and pay interest at a rate of approximately 1.40%. The agreements mature on March 15, 2016. During the fiscal year ended April 30, 2013 (“fiscal year 2013”), we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. As of October 31, 2014, we are not party to any interest rate swaps designated as effective cash flow or fair value hedges.

We also use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of October 31, 2014, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 3 — Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Volatility” below.

Shelf Registration

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $250.0 million. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all. As part of our planned refinancing of our Senior Credit Facility, we expect to replace this universal shelf registration statement with a new universal shelf registration statement registering an equal amount of securities. This replacement, if declared effective on a timetable that is consistent with our refinancing, will maximize our refinancing flexibility, including enabling us to do a registered offering of additional 2019 Notes. There can be no assurance that the registration statement would be declared effective, or that we are able to complete such a registered offering.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2, New Hampshire Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of October 31, 2014, that dollar amount was $51.8 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $147.9 million of long-term debt at October 31, 2014. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at October 31, 2014. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by $0.4 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of October 31, 2014, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on August 1, 2014, the impact on our operating income in the three months ended October 31, 2014 is estimated by management to have been approximately $0.4 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or alleging environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we have been named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business.

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

New York Attorney General Matter

In July 2014, we entered into an Assurance of Discontinuance (“AOD”) with the office of the New York Attorney General (“NYAG”) in connection with our commercial practices in certain specified counties in New York. The AOD requires, among other things, that we modify our service contracts for two to ten yard containers with our commercial customers in the specified counties by shortening the initial term of such contracts to two years and providing for only one extension term of one year. We also agreed (i) to limit the liquidated damages to be paid by a customer, if a customer prematurely terminates its contract with us, to three months in year one of the contract and one month in year two or any extension year of the contract, (ii) to provide the NYAG with post-acquisition notice within thirty days of an acquisition of a provider of solid waste services with a value of $0.4 million or more and (iii) to pay the State of New York the sum of $0.1 million. We recorded a charge of $0.1 million, included in general and administration, in the first quarter of the Transition Period. The counties in New York covered by the AOD are Allegany, Cattaraugus, Chautauqua, Chemung, Clinton, Franklin, Schuyler, St. Lawrence, Steuben, and Tompkins. This matter is now closed other than with respect to ongoing compliance.

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from MADEP alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. The Draft Order seeks a civil administrative cash penalty of less than $0.1 million and an additional administrative penalty in the form of a Supplemental Environmental Project in the amount of $0.2 million. We are working with the MADEP to address these allegations to arrive at an appropriate resolution thereof. It is probable that we will incur a loss with respect to this matter and as a result we recorded a charge of approximately $0.2 million in general and administration in the six months ended October 31, 2014.

Environmental Remediation Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our potential or outstanding material claims.

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlike that any significant costs relating to onsite remediation will be incurred until the fiscal year ending December 31, 2016. WSI and NiMo are jointly and severally liable for the total cost to remediate.

In September 2011, the DEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of $0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. GM has issued the warrants to us beginning in May 2013 and at this time there is no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any future proceeds from the sale of securities received in payment of these claims will reduce our exposure.

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation. Our expenditure could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 2.0%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for the six months ended October 31, 2014 and 2013 are as follows:

	Six Months Ended October 31,
	2014	2013
Beginning balance	$5.3	$5.3
Obligations incurred	—	—
Accretion expense	0.1	0.1
Payments	(0.3)	—

Ending balance	$5.1	$5.4

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

The movement caused some of the stockpiled earth to enter wetlands on property owned by us. On or about August 29, 2013, we notified the MADEP, and the Towns of Southbridge and Charlton, Massachusetts, of the occurrence of the movement. On or about September 6, 2013, MADEP issued a “Unilateral Administrative Order” (“UAO”) requiring us to provide MADEP with a plan to remove any materials deposited in the wetlands as a result of the movement (“Plan”). On or about October 3, 2013, we submitted the Plan to MADEP, and on or about October 15, 2013, MADEP approved the Plan and verbally issued permission for us to implement the Plan. We have implemented the Plan under the supervision of MADEP.

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intended to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 and again in July 2014 to discuss our ongoing remediation effort, and the parties are continuing to have discussions regarding the resolution of this matter.

On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. Some of the same contractors and technical advisors that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that includes this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO, we were in the process of awarding a contract to a soil remediation company to undertake corrective actions and ensure stability at the plateau. This contract was awarded, and the work was finished in September 2014.

We anticipate that the execution of the Plan and related matters will involve remediation costs of approximately $3.0 million and that such costs could be higher if actual costs exceed estimates. We have provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We have also provided notice to certain of our contractors and technical advisors that the movement has occurred, that significant remediation costs will be incurred in executing the Plan and related matters, and that we expect our contractor and technical advisor to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their own insurers. We are currently engaged in discussion with our contractor and technical advisor regarding resolution of these matters. We believe that a loss in the range of $0.9 million to $3.0 million, including the resolution of our discussions with the MAAG, after taking into account amounts we expect to be reimbursed by our insurer and third-parties, is probable and have therefore recorded a charge of $0.4 million in the three months ended October 31, 2014. We had previously recorded a charge of $0.4 million in fiscal year 2014 and a charge of approximately $0.1 million in the first quarter of the Transition Period as an environmental remediation charge.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended April 30, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of October 31, 2014, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2014, except as set forth in the following paragraph. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

Our Senior Credit Facility matures on March 18, 2016 and there can be no assurance that we can refinance it prior to March 18, 2015.

Our Senior Credit Facility matures on March 18, 2016. If we do not refinance the Senior Credit Facility prior to one year before its maturity date, the full amount of the Senior Credit Facility will become a current liability on our balance sheet. In such an event, it is possible that our auditors could express a going concern opinion in their audit of our financial statements for the year ending December 31, 2015 if we are unable to complete a refinancing prior to such date. Work is underway to complete the refinancing prior to March 18, 2015. However, the completion of a refinancing on a timely basis is subject to market and other conditions, and there is no assurance that we will complete it on favorable terms.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: December 5, 2014	By:	/s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 5, 2014	By:	/s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

4.1 +	BFA Guaranty Agreement, dated as of October 1, 2014, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of the Registrant as filed on October 16, 2014 (file no. 000-232111)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of October 31, 2014 and April 30, 2014, (ii) Consolidated Statements of Operations for the three and six months ended October 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2014 and 2013, (iv) Consolidated Statement of Stockholders’ Deficit for the six months ended October 31, 2014, (v) Consolidated Statements of Cash Flows for the six months ended October 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.
+	- Filed Herewith
++	- Furnished Herewith