Form 10-KT
period 2014-12-31
CASELLA WASTE SYSTEMS INC
filed 2015-02-27
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

Or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2014 to December 31, 2014

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on June 30, 2014 was approximately $188.2 million. The registrant does not have any non-voting common stock outstanding.

There were 39,587,405 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at January 30, 2015. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at January 30, 2015.

Documents Incorporated by Reference

None.

CASELLA WASTE SYSTEMS, INC.

TRANSITION REPORT ON FORM 10-KT

PART I

Unless the context requires otherwise, all references in this Transition Report on Form 10-KT to “Casella Waste Systems, Inc.,” the “Company,” “we,” “us,” and “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Transition Report on Form 10-KT contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (“Exchange Act”), including statements regarding:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” of this Transition Report on Form 10-KT. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM	1. BUSINESS

Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc., its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment.

As of January 30, 2015, we owned and/or operated 35 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Change in Fiscal Year

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year became effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. Under this change, we have filed this Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2014 (“transition period 2014”).

Recent Financing Activities

In February 2015, we issued an additional $60.0 million aggregate principal amount of 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”) as a part of our effort to refinance our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”). The 2019 Notes, which are fungible and subject to the same terms as the $325.0 million existing 2019 Notes, were issued at a discount of approximately $0.5 million to be accreted over the remaining term of the 2019 Notes. On February 27, 2015, we used the net proceeds from this issuance, together with the initial borrowings under our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”), to refinance our Senior Credit Facility.

Our ABL Facility consists of a revolving credit facility with loans there under being available up to an aggregate principal amount of $190.0 million, subject to availability under the borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at London Interbank Offered Rate (“LIBOR”) plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and initially set at LIBOR plus 2.25%. The ABL Facility matures on February 26, 2020. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

Strategy

Our goal is to build a sustainable and profitable company by providing exemplary service to our customers, while operating safe and environmentally sound facilities. In addition, over the last several years many of our customers have been seeking to reduce their environmental footprint by increasing their recycling rates, diverting organics materials out of the waste stream into beneficial use processes and exploring emerging methods to transform traditional waste streams into renewable resources. Since we first began operating in Vermont in 1975, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. We strive to create long-term value for all stakeholders, which include customers, employees, communities and shareholders.

Our primary objective is to maximize long-term shareholder value through a combination of financial performance and strategic asset positioning. Annually, we complete a comprehensive strategic planning process to assess and refine our strategic objectives in the context of our asset mix and the current market environment. This process helps the management team allocate resources to a range of business opportunities in order to strive to maximize long-term financial returns and competitive positioning.

In December 2012, as part of our annual strategic review we classified our business operations into four categories: “Core operations”, “Catalyst activities”, “Complementary activities”, and “Strategic non-fits.” Core operations are defined as the primary drivers of our long-term financial success, and included our collection, landfill, recycling, and municipal solid waste processing operations. These are operations that we could seek to expand. Catalyst activities are defined as businesses or investments that could enhance growth in the Core operations, such as sludge processing. Complementary activities are defined as businesses or investments intended to leverage existing assets to improve performance, such as landfill gas-to-energy facilities. We generally do not look to grow Complementary activities unless it is to further enhance returns on existing assets or to take advantage of existing assets and infrastructure to support growth in our Core operations. Strategic non-fits are defined as activities that no longer enhance or complement the Core operations, and could be divested or closed to enhance shareholder value.

Over the last two years we have made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by divesting and closing operations that we classified as “Strategic non-fits.”

These actions included: (1) the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”), a low margin, negative cash flow waste-to-energy operation, in December 2012; (2) the divestiture of KTI BioFuels, Inc. (“BioFuels”), a low margin, negative cash flow C&D processing facility, in July 2013; (3) the sale of our 50% equity interest in US GreenFiber LLC (“GreenFiber”), a negative cash flow cellulose insulation joint-venture, in December 2013; and (4) the cessation of the development of a gas-pipeline project in northern Maine, which was projected to have returns below our cost of capital, in January 2014. We expect to further these efforts in the fiscal year ending December 31, 2015 (“fiscal year 2015”) by completing the wind down of Casella-Altela Regional Environmental Services, LLC (“CARES”) through dissolution of the joint-venture and disposal of the remaining assets of CARES, in which we hold a 51% membership interest. We expect this sale to be completed during the first quarter of fiscal year 2015.

We have had great success over the last two years improving our financial performance and driving towards positive cash flows by advancing efforts in four key areas: (1) increasing landfill returns; (2) driving additional profitability at collection operations; (3) executing our Eastern region strategy; and (4) differentiating our business by providing resource solutions. We plan to continue to focus our efforts in these areas in fiscal year 2015. To support our efforts we continue to invest in our people through leadership development, technical training, and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve returns on invested capital.

Increasing landfill returns

We launched a strategic initiative in the fiscal year ended April 30, 2014 (“fiscal year 2014”) to source incremental waste volumes to our landfills to maximize annual capacity utilization and increase cash flows. Our goal was to increase waste volumes by 0.5 million tons annually to our landfills by fiscal year 2015. As of December 31, 2014 we had exceeded this goal, with overall landfill volumes for the twelve months ended December 31, 2014 (“calendar year 2014”) up by approximately 0.7 million tons per year compared to the twelve months ended December 31, 2012, excluding volumes from the Worcester landfill closure project in Massachusetts.

Landfill waste volume increases during calendar year 2014 were primarily a result of: (1) our success in acquiring new transfer station and hauling customers; (2) increasing waste volumes at our Southbridge, Massachusetts, landfill and Waste USA landfill in Coventry, Vermont, in accordance with increased annual permit limits; (3) increasing C&D volumes as the construction market began to slowly rebound across several of our market areas; (4) our focused landfill sales strategy, which included the revamping of our special waste team to focus on sourcing additional industrial and remediation waste volumes; and (5) our asset positioning in several key markets that have contracting permitted capacity.

Disposal market dynamics have quickly begun to shift across our footprint due to improving macroeconomic conditions and a challenging regulatory environment (where a number of landfill and waste-to-energy facilities have closed in the last two years and additional facilities are expected to close in the next several years). In total, we estimate that approximately 1.5 million tons of annual disposal capacity has permanently closed in Massachusetts, Maine, New Hampshire, and Vermont over the last two years, and we expect that another 1.3 million tons of additional annual capacity will permanently close over the next several years. These closures and expected closures represent a reduction of approximately 25% of total market capacity across these states. Furthermore, we expect that waste flows shifts in New York state will keep more waste volumes in the market for ultimate disposal over the next 20 years, further tightening available market capacity.

Given this backdrop, we shifted our landfill strategy in transition period 2014 to balance sourcing additional volumes against improving pricing and returns at our landfills. While we believe it will take several years for the capacity constraints in our markets to become acute, we have begun to experience tightening pricing elasticity in our markets over the last year, which has enabled us to begin increasing disposal prices in excess of the Consumer Price Index in several of our markets. We continue to work on strategies to source additional waste volumes to our landfills by increasing our geographic reach through the use of rail transportation and accessing new end-markets. In March 2014, we were awarded a $7.0 million grant from the Commonwealth of Pennsylvania to construct a rail siding and transfer station at our McKean landfill in McKean County, Pennsylvania. This landfill is currently permitted to accept 5,000 tons per day of waste by rail and 1,000 tons per day by truck. The grant will fund 70% of the total costs of the project; and we expect to fund the remaining 30% of the total costs as the project is built out. We continue to explore disposal opportunities that would provide an adequate return on the development of the rail siding and off-loading infrastructure.

Driving additional profitability at collection operations

Collection routes are the basic building blocks of our solid waste business and we believe that it is imperative to ensure that each route is profitable and is covering the cost of truck and container capital. Over the last two years we have developed and implemented a number of programs designed to improve profitability and returns in the collection line-of-business, including: (1) pricing yield analytics; (2) new sales force incentives; (3) route profitability analytics; (4) on-route sales and marketing initiatives; and (5) a comprehensive fleet strategy.

Our local collection teams have successfully moved pricing from an annual process to a core process that is continually reviewed and adjusted throughout the fiscal year. The division management and sales teams use our customer profitability analytics tool to calculate customer level profitability and increase pricing, where appropriate, to offset cost increases. We continue to yield success from our collection pricing programs, which remain in place going into fiscal year 2015 (with commercial and residential collection price growth of 2.2% in transition period 2014).

In addition to offsetting core inflationary pressures, we began to adjust our pricing programs in December 2014 to more dynamically adjust for the steep reduction in recycling commodity prices. We plan to introduce additional pricing tools in fiscal year 2015 designed to help offset the recycling commodity price headwinds.

During fiscal year 2014, we successfully adjusted our sales force incentive compensation program to better support our efforts to drive responsibility to the local operating level. We introduced a uniform commission structure tracking and payment system to help our local teams administer customized commission structures for each sales representative, while maintaining a consistent system to track performance.

During fiscal year 2014, we developed and implemented a route profitability tool to help our operating teams analyze and improve their routing productivity and profitability. With the help of this tool, we increased the frequency of re-routing existing customers to improve efficiencies and take trucks off the road. During transition period 2014, we completed a company-wide evaluation (on an account-by-account basis) of existing customer service levels, service types, equipment selection and truck type selection to seek to ensure that we are maximizing profitability and asset utilization. To further improve route density we revamped our marketing and sales efforts to focus on existing routes.

To augment our operating efforts, we implemented a comprehensive fleet plan during transition period 2014 to define our fleet standards and specifically target truck replacements to maximize returns. We believe that this plan will help us to reduce our operating costs and improve our capital efficiency by reducing our downtime and maintenance costs and improving our service levels.

Executing Eastern region strategy

Over the last three years, we believe we have made excellent progress executing our comprehensive strategy to improve the profitability and cash flows of our under-performing Eastern region. We have had success to date, demonstrated by our improved financial performance in the region, and believe that we are well positioned to further improve key financial metrics over the next two fiscal years.

This strategy focused on the following key initiatives to improve the asset mix and operating performance of the region:

•	In January 2012, the Town of Bethlehem, New Hampshire voters approved a zoning change and related settlement of on-going litigation, which allowed for an expansion of approximately 1.7 million tons at our North Country Environmental Services (“NCES”) landfill in Bethlehem, New Hampshire. We have capitalized on this expansion at our NCES landfill by shifting waste volumes from the closed Maine Energy facility and by internalizing volumes from the Bestway Disposal Services and BBI Waste Services (“BBI”) acquisition.

•	In November 2012, we sold the low margin, capital intensive Maine Energy to the City of Biddeford, Maine for total consideration of $6.7 million being paid over 21 years. The Maine Energy facility was then permanently closed on December 31, 2012, and on January 2, 2013, we began transferring waste through our newly constructed transfer station in Westbrook, Maine to other disposal facilities, including our NCES landfill and later our Juniper Ridge landfill in West Old Town, Maine.

•	In December 2012, we completed the acquisition of all of the outstanding capital stock of BBI. BBI’s operations overlay well with our footprint in New Hampshire and Maine and we expect the acquisition to drive incremental value from our existing operations through operational synergies and internalization benefits, and to provide a growth platform in several new market areas.

•	In January 2013, the Massachusetts Department of Environmental Protection (“MADEP”) increased the annual permit limit at our Southbridge landfill to approximately 0.4 million tons per year of municipal solid waste from the previous limit of 0.3 million tons per year of municipal solid waste. Due to the limited disposal capacity in Massachusetts, over the last 12 months we have successfully ramped the facility to its maximum permit level and we have begun to improve waste mix and pricing.

•	In July 2013, we divested the low margin, capital intensive BioFuels C&D processing operation in Lewiston, Maine, for total consideration of $2.0 million.

•	In September 2013, the City of Concord, New Hampshire awarded us a ten-year contract granting us collection of residential curbside municipal solid waste and recycling, operation of the City of Concord’s transfer station, other collection services, waste disposal and recycling processing. As part of this contract, we expect to internalize over 30,000 tons per year of municipal solid waste and recyclables to our disposal and recycling facilities. The collection contract started in July 2014 and the disposal contract started in January 2015.

•	In February 2014, we received a permit from the State of Maine to accept up to approximately 0.1 million tons of in-state municipal solid waste at the Juniper Ridge landfill through March 2016. This permit modification enabled us to direct in-state waste from Maine Energy to Juniper Ridge, further improving financial performance.

•	On December 31, 2014, the high-cost out-of-market Ogden, Massachusetts, put-or-pay waste disposal contract expired and we expect to reduce our annual waste disposal costs by approximately $3.7 million at current market rates.

We expect to further improve operating performance in the Eastern region over the next several years through pricing opportunities as the disposal market further tightens and the continuing integration of our operations through a full suite of Customer Solutions.

Differentiating business with resource solutions

To complement our traditional solid waste offerings, we have developed a set of resource solutions and invested in select assets that are intended to enhance our ability to support emerging customer and market needs. Our resource solutions strategy seeks to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers.

Our Customer Solutions group works with our industrial services, including multi-location customers, colleges and universities, municipalities, and industrial customers to develop customized comprehensive solid waste solutions. The focus of this group is to help these large scale organizations achieve waste reduction and diversion goals to meet their economic and environmental objectives. We believe that we differentiate our services from our competitors by providing a personalized set of resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers. In transition period 2014, the Customer Solutions group represented our fastest growing business due primarily to growth in the high-return industrials sector, with revenue growth of 32.9%.

For nearly 40 years, we have been a leader in providing cutting edge recycling services to our customers. To meet these needs, we have invested in six material recovery facilities (“MRFs”) that use our state-of-the-art Zero-Sort Recycling process, which we own or operate under long-term operating agreements. With Zero-Sort Recycling, customers can commingle all of their recyclables (paper, cardboard, plastics, metals, and glass) into a right-sized residential or commercial container. By making it easier for a customer to recycle, we have increased recycling participation and yields, thereby increasing volumes through the MRFs and enhancing asset utilization.

The average basket of recycling commodities generated by residential and commercial customers has historically sold at an average price that covered the cost of processing the materials, including an adequate return on the processing equipment, facilities, and rolling stock necessary to process recyclables. Over the last 30 months, recycling commodity prices have fallen by roughly 50% to historically low levels as global demand for fiber and metal materials has significantly dropped and plastics pricing has declined with lower oil pricing.

At current recycling commodity pricing levels, we are not generating adequate revenue from the sale of these commodities to cover the cost of processing the materials nor are we generating positive return on our investment in recycling infrastructure. In order to continue to provide these necessary services to our residential, commercial, municipal, and industrial customers we have readdressed our pricing model for these services, and we have begun to advance higher processing fees in fiscal year 2015.

We currently have landfill gas-to-energy facilities at six of our landfills, with four of the landfill gas-to-energy facilities owned and operated by us and two owned and operated by partners. We consider the landfill gas-to-energy facilities to be complementary to our core landfill assets because they extract additional value from the methane gas that is captured at our landfills and support our low-emission landfill model. In addition, our Organics group has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Through our Earthlife® soils products, we offer a wide array of recycled organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We have also recently invested in and partnered with AGreen Energy, LLC and BGreen Energy, LLC, innovative firms that are building small anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.

Operational Overview

Our solid waste and recycling operations comprise a full range of non-hazardous solid waste services, including collections, transfer stations, MRFs and disposal facilities.

Collections. A majority of our commercial and industrial collection services are performed under one-to-five year service agreements, with prices and fees determined by such factors as collection frequency, type of equipment and containers furnished, type, volume and weight of solid waste collected, distance to the disposal or processing facility and cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.

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

Material Recovery Facilities. Our MRFs receive, sort, bale and sell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We operate eight MRFs within our Recycling region in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs, three of which are located in New York, two of which are located in Vermont, two of which are located in Massachusetts, and one of which is located in Maine, are large-scale, high-volume facilities that process over 0.4 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate smaller MRFs, which generally process recyclables collected from our various residential collection operations.

Landfills. We operate nine solid waste Subtitle D landfills and one landfill permitted to accept C&D materials. Revenues are received from municipalities and customers in the form of tipping fees. The estimated capacity at our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites. The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, as of December 31, 2014, April 30, 2014 and April 30,

2013, for landfills we operated during the eight months ended December 31, 2014 and the fiscal years ended April 30, 2014 and 2013:

	December 31, 2014			April 30, 2014			April 30, 2013
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	29,164	80,525	109,689	34,780	75,936	110,716	39,593	78,415	118,008
New expansions pursued (3)	—	—	—	—	2,594	2,594	—	—	—
Permits granted (4)	1,462	(1,462)	—	—	—	—	—	—	—
Airspace consumed	(2,677)	—	(2,677)	(3,465)	—	(3,465)	(3,100)	—	(3,100)
Changes in engineering estimates (5)	(1,493)	(2,516)	(4,009)	(2,151)	1,995	(156)	(1,713)	(2,479)	(4,192)

Balance, end of year	26,456	76,547	103,003	29,164	80,525	109,689	34,780	75,936	110,716

(1)	We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons generally by assuming a compaction factor equal to the historic average compaction factor applicable to the respective landfill over the last three fiscal years. In addition to a total capacity limit, certain permits place a daily and/or annual limit on capacity.

(2)	Represents capacity which we have determined to be “permittable” in accordance with the following criteria: (i) we control the land on which the expansion is sought; (ii) all technical siting criteria have been met or a variance has been obtained or is reasonably expected to be obtained; (iii) we have not identified any legal or political impediments which we believe will not be resolved in our favor; (iv) we are actively working on obtaining any necessary permits and we expect that all required permits will be received; and (v) senior management has approved the project.

(3)	The change in new expansions pursued airspace capacity in fiscal year 2014 relates to the determination of additional permittable airspace at our Southbridge and Chemung landfills.

(4)	The increase in remaining permitted airspace capacity in transition period 2014 was the result of a permit received at our NCES landfill.

(5)	The variation in changes in airspace capacity associated with engineering estimates in transition period 2014, fiscal year 2014 and the fiscal year ended April 30, 2013 (“fiscal year 2013”) is largely the result of the effect that compaction has had at our landfills, specifically our Western region landfills, based primarily on a change in waste mix within the three year average.

NCES. The NCES landfill in Bethlehem, New Hampshire serves the wasteshed of New Hampshire and certain wastesheds of Vermont, Maine and Massachusetts. NCES is currently permitted to accept municipal solid waste and C&D material.

Waste USA. The Waste USA landfill in Coventry, Vermont serves the major wastesheds throughout Vermont. The landfill is the only operating permitted Subtitle D landfill in Vermont and is permitted to accept municipal solid waste, pre-approved sludges, soils and C&D material. On November 19, 2013, the Vermont Agency of Natural Resources increased the maximum annual permit limit to 0.6 million tons. The Waste USA site houses a landfill gas-to-energy plant, which is owned and operated by a third-party, that has the capacity to generate 8.0 mW/hr of energy.

Clinton County. The Clinton County landfill in Schuyler Falls, New York serves the wastesheds of Clinton, Essex, Warren, Washington and Saratoga Counties in New York, along with certain contiguous Vermont wastesheds. This landfill is permitted to accept municipal solid waste, C&D material and certain special waste, which has been approved by regulatory agencies. In fiscal year 2009, the landfill received a permit for a multi-year landfill expansion, which provided considerable additional volume, and commenced operation of a landfill gas-to-energy facility, which has the capacity to generate 6.4 mW/hr of energy.

Juniper Ridge. On February 5, 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of the Juniper Ridge landfill in West Old Town, Maine, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. The site is located on approximately 780 acres, with 68 acres currently dedicated for waste disposal. The site has sufficient acreage to permit the additional airspace required for the term of the 30-year operating and services agreement. The site was originally permitted to take waste originating from Maine, consisting of C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities, treatment plant sludge and biosolids, sandblast grits, oily waste and oil spill debris, and other approved special wastes from within the State of Maine. Effective February 27, 2014, the Maine Department of Environmental Protection (“MEDEP”) approved an amendment, with conditions, to the Juniper Ridge landfill license, for disposal of up to approximately 0.1 million tons of municipal solid waste per year through March 31, 2016. We filed an appeal with the MEDEP as the amended permit provides for a smaller annual disposal limit than we had requested, as well as a shorter permit term than we had requested. This appeal was heard and decided by MEDEP on June 19, 2014, and the permit term was extended to March 31, 2018. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at the Juniper Ridge landfill.

Southbridge. On November 25, 2003, we acquired Southbridge Recycling and Disposal Park, Inc. (“Southbridge Recycling and Disposal”). Southbridge Recycling and Disposal owns a 13-acre recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate our Southbridge landfill, which is a 146-acre landfill currently permitted to accept residuals from the recycling facility and municipal solid waste. In June 2008, the Southbridge, Massachusetts Board of Health modified the Southbridge landfill site assignment to allow the site to receive municipal solid waste from communities other than Southbridge and to eventually increase the annual disposal volume from approximately 0.2 million tons per year to approximately 0.4 million tons per year. The Board of Health’s decision was appealed by opponents of the Southbridge landfill, but was decided in our favor by the Massachusetts Supreme Judicial Court in February 2012. In January 2013, we received the final non-appealable permit allowing us to receive 0.4 million tons annually of municipal solid waste or processed C&D residual material. The Southbridge site houses a landfill gas-to-energy plant, which is owned and operated by us, that has the capacity to generate 1.6 mW/hr of energy.

Hyland. The Hyland landfill in Angelica, New York serves certain wastesheds located throughout western New York. Hyland is permitted to accept municipal solid waste, C&D material and special waste. The site consists of approximately 624 acres, which represents considerable additional expansion capabilities. A permit for future expansion was issued in December 2006 for approximately 11.0 million cubic yards and we are currently seeking an additional 9.9 million cubic yards of permittable capacity. The landfill is currently permitted to accept approximately 0.3 million tons annually and has a minor modification pending with the New York State Department of Environmental Conservation to increase the annual capacity by 49%. In August 2008, the Hyland site commenced operation of a landfill gas-to-energy facility, which is owned and operated by us, that has the capacity to generate 4.8 mW/hr of energy. The Hyland landfill has nearby access to a rail siding and has the potential to attract waste volumes shipped via rail.

Ontario. We entered into a 25-year operation, management and lease agreement with the Ontario County Board of Supervisors for the Ontario County landfill in the Town of Seneca, New York. We commenced operations on December 8, 2003. This landfill serves the central New York wasteshed and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. The site consists of approximately 380 total acres with additional potential expansions to allow for acceptance of an estimated total of 13.6 million tons. The landfill is permitted to accept municipal solid waste, pre-approved sludges, soils, special waste and C&D material. During fiscal year 2008, we successfully requested and received a minor modification to increase our annual allowance of placed tons over the original permit of 0.6 million tons to 0.9 million tons. The Ontario site also houses a single stream recycling facility and a landfill gas-to-energy plant, which is owned and operated by a third-party, that has the capacity to generate 11.2 mW/hr of energy.

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

McKean. We acquired the McKean landfill, which was subject to bankruptcy reorganization, in February 2011. This landfill is located in Mount Jewett, McKean County, Pennsylvania and serves the Pennsylvania northern tier and New York southern tier wastesheds. The facility consists of 131 acres, of which 52 acres are dedicated to landfilling, and has a daily permitted capacity to receive one thousand tons. The site has more than 2.5 million cubic yards of remaining airspace with future expansion capacity for an additional 30 million cubic yards (including additional acreage). The landfill is permitted to accept municipal solid waste, pre-approved sludges, soils, special waste and C&D material. In March, 2014, the Commonwealth of Pennsylvania awarded a grant in the amount of $7.0 million to fund the construction of the rail siding at the landfill which once completed, will expand the market reach for the landfill to other rail capable transfer facilities and will allow the site to take advantage of a five thousand tons per day rail permit currently in effect. We believe that the landfill is well situated to provide services to the oil and gas industry currently exploring natural gas in the Marcellus Shale of Pennsylvania in the form of disposal capacity for the residuals.

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

Operating Segments

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale recycling operations and our commodity brokerage operations. Organic services, ancillary operations, industrial services, discontinued operations and earnings from equity method investees are included in our “Other” reportable segment. Segment data for fiscal years 2013 and 2012 has been revised to properly align with internal management reporting, which was modified in fiscal year 2014 as follows: to move Organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint; and to move a smaller brokerage operation from the Eastern region to the Recycling segment to align with the rest of our brokerage operations. See Note 20 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments.

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

Through the eight MRFs and one commodity brokerage operation comprising the Recycling segment, Recycling provides services to our six anchor contracts, which have original terms ranging from five to twenty years and expire at various times through calendar year end 2028. The terms of each contract vary, but all of the contracts provide that the municipality or a third-party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors that do not have processing capacity within a specific geographic region.

The following table provides information about each operating segment (as of January 30, 2015 except revenue information, which is for transition period 2014).

	Eastern Region	Western Region	Recycling	Other
Revenues (in millions)	$108.4	$156.9	$33.8	$69.3
Solid waste collection operations	15	20	—	—
Transfer stations	16	28	—	—
Recycling facilities	3	4	9	2
Subtitle D landfills	3	6	—	—
Other disposal facilities	—	1	—	—

See our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for our financial results for transition period 2014, fiscal year 2014, fiscal year 2013 and the fiscal year ended April 30, 2012 (“fiscal year 2012”) and our financial position as of December 31, 2014, April 30, 2014 and April 30, 2013.

Eastern region

The Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire and central and eastern Massachusetts. The Eastern region is vertically integrated, with transfer, landfill, processing and recycling assets serviced by our collection operations. In February 2013, we aligned management of the NCES landfill with the Eastern region. The NCES landfill had been historically aligned with the Western region. This move, combined with the permitting approvals at our Southbridge landfill, the opening of our transfer station in Westbrook, Maine, and the divestiture of Maine Energy, has helped reduce our overall reliance on waste-to-energy disposal capacity. Our December 2012 acquisition of BBI strengthened both our collection and transfer network in New Hampshire and Maine by adding three collection operations and four, either owned or operated, transfer stations, and contributing additional internalized solid waste and recycling volumes to our disposal facilities. In August 2013, we divested of our BioFuels C&D processing facility in Lewiston, Maine, allowing us to focus on our higher margin core businesses.

We entered the Maine market in 1996 and have grown organically and through small acquisitions transacted in the late 1990’s and early 2000’s. In 2004, we obtained the right to operate the Juniper Ridge landfill under a 30-year agreement with the State of Maine. In December 2012, we acquired BBI, which gave us additional hauling and transfer capacity in southern Maine.

We entered the southern New Hampshire market in 1999 and the eastern Massachusetts market in 2000 and since have grown organically and through small acquisitions. In this market, we rely to a large extent on third-party disposal capacity, but our NCES landfill and other assets have provided additional opportunities to internalize volumes. We believe we can continue to increase internalization rates in eastern Massachusetts as well with the increased capacity at Southbridge landfill. In December 2013, we acquired a transfer station in Oxford, Massachusetts, allowing greater operational flexibility for our solid waste and recycling collection operations. The facility is permitted to accept 650 tons per day and provides a source of volume for our Southbridge landfill.

Western region

The Western region includes wastesheds located in Vermont, southwestern New Hampshire and eastern and upstate New York. The portion of eastern New York served by the Western region includes Clinton (operation of the Clinton County landfill), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties.

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

While we have achieved market positions in some of the New York wastesheds, we remain focused on increasing our vertical integration through extension of our reach into new markets and managing new materials. We believe that maximizing these logistics through the use of rail, once implemented, long haul trucks and trailer tippers at our facilities will increase our reach.

Recycling

Our Recycling segment is one of the largest processors and marketers of recycled materials in the northeastern United States, comprised of eight MRFs that process and market recyclable materials that municipalities and commercial customers deliver under long-term contracts. Two of the eight MRFs are leased, three are owned, and three are operated by us under contracts with third-parties. In transition period 2014, the Recycling segment processed and/or marketed over 0.4 million tons of recyclable materials including tons marketed through our commodity brokerage division and our baling facilities located throughout the footprint. Recycling’s facilities are located in Vermont, New York, Maine, and Massachusetts.

A significant portion of the material provided to Recycling is delivered pursuant to six anchor contracts. The anchor contracts have an original term of five to twenty years and expire at various times through 2028. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third-party delivers the recycled materials to our facility. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials.

Our Recycling segment derives a significant portion of its revenues from the sale of recyclable materials. Since purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions, we use long-term supply contracts with customers with floor price arrangements to reduce the commodity risk. Under such contracts, we obtain a guaranteed minimum price for the recyclable materials along with a commitment to receive higher prices if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In transition period 2014, 50% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts which may include floor prices. We also hedge, when applicable, against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of December 31, 2014, no such commodity hedges were in place.

Other

Our Other segment derives a significant portion of its revenues from our Customer Solutions and Organics businesses. Our resource solutions strategy seeks to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers. Our Customer Solutions group works with our industrial services, including multi-location customers, colleges and universities, municipalities, and industrial customers to develop customized solid waste solutions. The focus of this group is to help these large scale organizations achieve waste reduction and diversion goals to meet their economic and environmental objectives. We differentiate our services from our competitors by providing a customized set of comprehensive resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers.

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

Casella-Altela Regional Environmental Services, LLC

CARES is a joint venture that owns and operates a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). As of December 31, 2014, our ownership interest in CARES is 51%. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-15, we consolidate the assets, liabilities, noncontrolling interest and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

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

On February 9, 2015, we executed a purchase and sale agreement pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We agreed to sell certain assets of CARES for undiscounted purchase consideration of $3.5 million, which will result in a gain on divestiture of up to $2.9 million in the first quarter of the fiscal year 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. In connection with this transaction, we also agreed to sell certain wholly-owned equipment and real estate to the same buyer for total consideration of $1.1 million, which will result in a gain on sale of assets of up to $1.1 million in the first quarter of fiscal year 2015. These transactions are expected to close in the first quarter of fiscal year 2015.

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

Also in December 2013, we purchased the remaining 50% membership interest of Tompkins for total cash consideration of $0.4 million. The acquisition-date fair value of our investment in Tompkins, which was determined using the cost approach based on an assessment of the price to purchase the acquired assets of Tompkins prior to the acquisition date, was $0.3 million. We recognized a gain of $0.1 million through loss from equity method investments due to the remeasurement. As a result of the purchase, we began including the accounts of Tompkins in our consolidated financial statements.

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

Employees

As of January 30, 2015, we employed approximately 1,900 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,500 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 80 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.

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

We self-insure for automobile and workers’ compensation coverage. Our maximum exposure in transition period 2014 under the workers’ compensation plan was $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure in transition period 2014 under the automobile plan was approximately $1.0 million per individual event, after which reinsurance takes effect.

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

We hold a 19.9% ownership interest in Evergreen National Indemnity Company (“Evergreen”), a surety company which provides surety bonds to secure our contractual obligations for certain municipal solid waste collection contracts and landfill closure and post-closure obligations. Our ownership interest in Evergreen is pledged to Evergreen as security for our obligations under the bonds they provide on our behalf.

Customers

We provide our collection services to commercial, institutional, industrial and residential customers. A majority of our commercial and industrial collection services are performed under one-to-five year service agreements, and fees are determined by such factors as professional or management services required, collection frequency, type of equipment and containers furnished, the type, volume and weight of the solid waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowners associations, apartment owners or mobile home park operators.

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

Regulation

Introduction

We are subject to extensive and evolving federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. Our previously owned waste-to-energy facility, Maine Energy, which was sold in fiscal year 2013, was also subject to federal energy law. The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Transition Report on Form 10-KT, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material costs to bring our operations into environmental compliance, although there can be no assurance in this regard for the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and enforcement actions. We attempt to anticipate future legal and regulatory requirements and to keep our operations in compliance with those requirements.

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

We currently do not accept for transportation or disposal, hazardous substances (as defined in CERCLA, discussed below) in concentrations or volumes that would classify those materials as hazardous wastes. However, we have transported hazardous substances in the past and very likely will transport and dispose of hazardous substances in the future, to the extent that materials defined as hazardous substances under CERCLA are present in consumer goods and in the non-hazardous waste streams of our customers.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)

CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive strict, and under certain circumstances, joint and several, liability for the costs to investigate and clean up facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. In addition, CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by the RCRA, but can be based on the existence of any of more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act. If we were found to be a responsible party for a CERCLA cleanup, under certain circumstances, the enforcing agency could pursue us or any other responsible party, for all investigative and remedial costs, even if others also were liable. The CERCLA also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which the property owner is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to obtain reimbursement for amounts we pay in excess of our allocable share of such costs would be limited by our ability to identify and locate other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties.

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

In June 2010, the EPA issued the so-called “GHG Tailoring Rule”, which described how certain sources that emit GHG would be subject to heightened Clean Air Act PSD / Title V regulation. In July 2011, however, the EPA promulgated a rule that, broadly, deferred for three years the applicability of those regulations with regard to sources emitting carbon dioxide from biomass-fired and other “biogenic” sources. In June 2014, the U.S. Supreme Court issued a decision partially invalidating EPA’s Tailoring Rule. We do not know whether or when the EPA will put those regulations in place following the Supreme Court decision, or what obligations such regulations will impose on our operations.

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

State and Local Regulations

Each state in which we now operate or may operate in the future has laws and regulations governing (1) water and air pollution, and the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste and hazardous waste; (2) in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities; and (3) in some cases, vehicle emissions limits or fuel types, which impact our collection operations. Such standards typically are as stringent as, and may be more stringent and broader in scope than, federal regulations. Most of the federal statutes noted above authorize states to enact and enforce laws with standards that are more protective of the environment than the federal analog. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments.

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

In September 2011, the New York State Department of Environmental Conservation (the “NYDEC”) released the revised draft supplement to the Generic Environmental Impact Statement on the Oil, Gas and Solution Mining Regulatory Program. In September 2012, the DEC referred portions of the revised draft SGEIS to the New York Commissioner of Health for review of the health impacts associated with high-volume hydraulic fracturing. The regulations were scheduled to expire in November 2012, and required completion of the SGEIS prior to completion of the regulations. The deadline for final regulatory action was extended several times, and on December 17, 2014, New York State banned hydraulic fracturing.

Executive Officers of the Registrant

Our executive officers and their respective ages are as follows:

Name	Age	Position
Executive Officers
John W. Casella	64	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edwin D. Johnson	57	President and Chief Operating Officer
Edmond “Ned” R. Coletta	39	Senior Vice President and Chief Financial Officer
Christopher B. Heald	50	Vice President and Chief Accounting Officer
David L. Schmitt	64	Senior Vice President and General Counsel

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

Edmond “Ned” R. Coletta has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2012. Mr. Coletta joined us in December 2004 and has served in positions of increasing responsibility, including most recently as our Vice President of Finance and Investor Relations from January 2011 to December 2012. Prior to that Mr. Coletta served as our Director of Finance and Investor Relations from August 2005 to January 2011. From 2002 until he joined us, Mr. Coletta served as the Chief Financial Officer and was a member of the Board of Directors of Avedro, Inc. (FKA ThermalVision, Inc.), an early stage medical device company that he co-founded. From 1997 to 2001, he served as a research and development engineer for Lockheed Martin Michoud Space Systems. Mr. Coletta holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science in Materials Science Engineering from Brown University.

Christopher B. Heald has served as our Vice President of Finance and Chief Accounting Officer since January 2013. Mr. Heald joined us in September 2001 and has served in positions of increasing responsibility, including most recently as our Director of Financial Reporting and Analysis from July 2010 to January 2013 and as our Accounting Manager from August 2002 to July 2010. Mr. Heald is a Certified Public Accountant and holds a Bachelor of Science in Business Administration from the University of Vermont.

David L. Schmitt has served as our Senior Vice President and General Counsel since June 2012. Mr. Schmitt joined us in May 2006 as our Vice President, General Counsel. Prior to that, Mr. Schmitt served as President of a privately held consulting firm, and further served from 2002 until 2005 as Vice President and General Counsel of BioEnergy International, LLC, (a predecessor company to Myriant Corporation), a firm specializing in the production of bio-succinic acid. He served from 1995 until 2001, as Senior Vice President, General Counsel and Secretary of Bradlees, Inc., a retailer in the northeast United States, and from 1986 through 1990, as Vice President and General Counsel of Wheelabrator Technologies, Inc., a multi-faceted corporation specializing in the development, ownership and operation of large-scale power facilities, fueled by solid waste and other alternative fuels.

Available Information

Our website is www.casella.com. We make available, free of charge through our website, our Transition Report on Form 10-KT, Annual Reports of Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A, and any amendments to those materials filed pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission, or SEC. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

ITEM 1A. RISK FACTORS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Transition Report on Form 10-KT and presented elsewhere by management from time to time. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the northeastern United States, where our operations and customers are principally located, changes in laws or accounting rules or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business’s results of operations and financial condition.

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

The waste management industry is undergoing fundamental change as traditional waste streams are increasingly viewed as renewable resources, which may adversely affect volumes and tipping fees at our landfills.

As we have continued to develop our landfill capacity, the waste management industry has increasingly recognized the value of the waste stream as a renewable resource, and accordingly, new alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of solid waste. These alternatives may well affect the demand for landfill airspace, which could then affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and that we in particular, can charge for utilization of landfill airspace. As a result, our revenues and operating margins could be materially adversely affected due to these disposal alternatives.

The waste industry is subject to extensive government regulation, and we incur substantial costs to comply with environmental requirements. Failure to comply with environmental or other requirements, as well as enforcement actions and litigation arising from an actual or perceived breach of such requirements, could subject us to fines, penalties, and judgments, and impose limits on our ability to operate and expand.

We are subject to potential liability and restrictions under environmental laws, including those relating to transportation, recycling, treatment, storage and disposal of wastes, discharges of pollutants to air and water, and the remediation of contaminated soil, surface water and groundwater. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate the emission of greenhouse gases. Our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and affect our results of operations, cash flows, and available capital. We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities we may be subject to and/or we may not be able to obtain insurance coverage in the future at reasonable expense, or at all. Environmental and land use laws also affect our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept solid waste. Those laws and regulations may limit the overall size and daily solid waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under such laws, we may be required to increase our utilization of disposal facilities owned by third-parties, which could reduce our revenues and/or operating margins. In addition, we are required to obtain government permits to operate our facilities, including all of our landfills. Even if we were to comply with applicable environmental laws, there is no guarantee that we would be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs.

We have historically grown through acquisitions and may make additional acquisitions from time to time in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities, including ones that may exist only because of the past operations of an acquired business, may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become legally responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a needed permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. As of December 31, 2014, we had recorded $5.1 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.

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

In addition to the costs of complying with environmental laws and regulations, we incur costs defending against environmental litigation brought by government agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, or which seek to overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities.

The conduct of our businesses is also subject to various other laws and regulations administered by federal, state and local governmental agencies, including tax laws, employment laws and competition laws, among others. New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on our services, may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities.

In certain jurisdictions, compliance with competition laws is of special importance to us due to our competitive position in those jurisdictions. For example, in May 2002, we entered into an assurance of discontinuance with the Vermont Attorney General’s Office concerning, among other matters, the conduct of our business in Vermont relating to certain contract terms applicable to our small commercial container customers. In August 2011, a revised final judgment of consent and order was entered by the Vermont Superior Court Washington Unit, Civil Division, as a result of some of our small commercial container customers having been mistakenly issued contracts that did not strictly comply with the terms of the assurance of discontinuance. Pursuant to the order, we paid a civil penalty in an aggregate amount of $1.0 million. Also, in July 2014, we entered into an assurance of discontinuance with the office of the New York Attorney General in connection with certain of our commercial practices in certain specified counties in New York, pursuant to which we paid the State of New York a sum of $0.1 million. The assurances of discontinuance and order also provide for certain restrictions on our customer contract terms, certain conditions on our business acquisitions, sales and market share and require us to maintain an internal compliance program. Failure to comply with these requirements or other laws or regulations could subject us to enforcement actions or financial penalties which could have a material adverse effect on our business.

See also Item 1, Business – Regulation, Item 3, Legal Proceedings and Note 11 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT.

Our results of operations could continue to be affected by fluctuating commodity prices or market requirements for recyclable materials.

Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials was affected by unprecedented price decreases in October 2008, resulting in a severe impact on our results of operations. Currently, the commodity markets continues to see ongoing negative pressure on pricing associated decline of the fiber market due to with less use of paper products such as newspaper and office paper as a result of increased on-line reading. From an export standpoint, China’s economic environment and new ability to create their own domestic recyclables has changed the landscape of the recycling markets, which has decreased the demand for U.S fiber. On the domestic front, three major mills located in the Northeast have permanently closed putting 0.3 million tons of secondary fiber back on the market. Demand for plastic continues to grow globally, as finished products such as carpet, decking and toys are produced from recycled plastics, while pricing for these commodities tends to trend with the oil market. Although we may seek to limit our exposure to fluctuating commodity prices through the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations.

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

We have material financial obligations relating to final capping, closure and post-closure costs of our existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities which we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and we must begin post-closure maintenance. We establish accruals for the estimated costs associated with such final capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. We have provided and expect that we will in the future provide accruals for financial obligations relating to final capping, closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after closure of a landfill. Our financial obligations for final capping, closure or post-closure costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges which would have an adverse affect on our business.

In addition, the timing of any such final capping, closure or post-closure costs, which exceed established accruals, may further negatively affect our business. Since we will be unable to control the timing and amounts of such costs, we may be forced to delay investments or planned improvements in other parts of our business or we may be unable to meet applicable financial assurance requirements. Any of the foregoing would negatively affect our business and results of operations.

Fluctuations in fuel costs could affect our operating expenses and results.

The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In transition period 2014, we used approximately 3.4 million gallons of diesel fuel in our solid waste operations. Although, we have a “fuel and oil recovery fee” program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility, we cannot provide assurance that we can pass this fee on to our customers where their contracts and competition conditions permit.

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

See Note 16 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for disclosure related to operating asset impairments recognized during the disclosed reporting periods.

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

From time to time in the future, we may sell or divest certain other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt, or as a result of a determination that the specified asset will provide inadequate returns to us, that the asset no longer serves a strategic purpose in connection with our business or that the asset may be more valuable to a third-party. The timing of such sales or divestures may not be entirely within our control. For example, we may need to quickly divest assets to satisfy immediate cash requirements, or we may be forced to sell certain assets prior to canvassing the market or at a time when market conditions for valuations or for financing for buyers are unfavorable. Such sale or divestiture may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may face in obtaining financing, or we may face opposition from municipalities or communities to a disposition or the proposed buyer. Any sale of our assets could result in a loss on divestiture. Any of the foregoing would have an adverse effect on our business and results of operations.

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

Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 30, 2015, approximately 4.2% of our employees were represented by unions.

Risks Related to Our Indebtedness

We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.

As of December 31, 2014, we had approximately $537.0 million of outstanding principal indebtedness (excluding approximately $27.1 million of outstanding letters of credit issued under the Senior Credit Facility) and an additional $69.1 million of unused commitments under the Senior Credit Facility. On February 27, 2015, we refinanced the Senior Credit Facility and entered into the ABL Facility, which consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190.0 million, subject to availability under the borrowing base formula as defined in the ABL Facility agreement. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:

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

Our business may not generate sufficient cash flows from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our debt agreements limit our ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of our assets had been pledged to secure repayment of our indebtedness under the Senior Credit Facility and have now been pledged to secure repayment of our indebtedness under the ABL Facility. In addition, we may not be able to sell assets quickly enough or for amounts sufficient to enable it to meet our obligations.

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

The ABL Facility requires us to meet a number of financial ratios and covenants and restricts our ability to make certain capital expenditures.

Our ability to comply with our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. Specifically, the ABL Facility requires us to maintain a certain minimum consolidated EBITDA measured at the end of each fiscal quarter. Additionally, during certain periods based upon availability of revolver loans being less than an agreed amount, the ABL Facility requires us to meet financial ratios, including, without limitation:

•	a minimum consolidated fixed charge coverage ratio; and

•	a maximum consolidated first lien funded debt to consolidated EBITDA ratio.

An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the ABL Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the ABL Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

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

The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. As of December 31, 2014, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on January 30, 2015, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 22.4% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella may be able to substantially influence certain matters submitted to stockholders for approval, including proposed amendments to our certificate of incorporation and bylaws requiring an affirmative vote of shares representing at least 75% of the votes that all holders of our Class A common stock and our Class B common stock would be entitled to cast.

ITEM	1B. UNRESOLVED STAFF COMMENTS

None.

ITEM	2. PROPERTIES

At January 30, 2015, we operated nine subtitle D landfills, four of which we own and five of which we lease; one landfill permitted to accept C&D materials that we own; 44 transfer stations, 24 of which we own, nine of which we lease and 11 of which we operate under a contract; 35 solid waste collection facilities, 20 of which we own and 15 of which we lease; 18 recycling processing facilities, nine of which we own, six of which we lease and three of which we operate under a contract; four landfill gas-to-energy facilities that we own; and 20 corporate office and other administrative facilities, three of which we own and 17 of which we lease (See Item 1, Business, of this Transition Report on Form 10-KT for property information by operating segment).

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

New York Attorney General Matter

In July 2014, we entered into an Assurance of Discontinuance (“AOD”) with the office of the New York Attorney General (“NYAG”) in connection with our commercial practices in certain specified counties in New York. The AOD requires, among other things, that we modify our service contracts for two to ten yard containers with our commercial customers in the specified counties by shortening the initial term of such contracts to two years and providing for only one extension term of one year. We also agreed (i) to limit the liquidated damages to be paid by a customer, if a customer prematurely terminates its contract with us, to three months in year one of the contract and one month in year two or any extension year of the contract, (ii) to provide the NYAG with post-acquisition notice within thirty days of an acquisition of a provider of solid waste services with a value of $0.4 million or more and (iii) to pay the State of New York the sum of $0.1 million. We recorded a charge of $0.1 million, included in general and administration, in the first quarter of transition period 2014. The counties in New York covered by the AOD are Allegany, Cattaraugus, Chautauqua, Chemung, Clinton, Franklin, Schuyler, St. Lawrence, Steuben, and Tompkins. This matter is now closed other than with respect to ongoing compliance.

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the Massachusetts Department of Environmental Protection (“MADEP”) alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. The Draft Order seeks a civil administrative cash penalty of less than $0.1 million and an additional administrative penalty in the form of a Supplemental Environmental Project in the amount of $0.2 million. We are working with the MADEP to address these allegations to arrive at an appropriate resolution thereof. It is probable that we will incur a loss with respect to this matter and as a result we recorded a charge of $0.2 million in general and administration in transition period 2014.

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

Potsdam Environmental Remediation Liability

On December 20, 2000, the NYDEC issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the NYDEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the NYDEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the NYDEC on this matter. In April 2011, the NYDEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the NYDEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The NYDEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and NYDEC with an effective date of October 25, 2013. It is unlikely that any significant costs relating to onsite remediation will be incurred until the fiscal year ending December 31, 2016. WSI is jointly and severally liable with the other Respondents for the total cost to remediate.

In September 2011, the NYDEC settled its environmental claim against the estate of the former GM (known as “Motors Liquidation Trust”) for future remediation costs relating to the WSI site for face value of $3.0 million. In addition, in November 2011 we settled our own claim against the Motors Liquidation Trust for face value of

$0.1 million. These claims will be paid by GM in warrants to obtain stock of the reorganized GM. GM has issued warrants to us beginning in May 2013 and at this time there is no way to accurately estimate when the remainder of these claims will be paid. We have not assumed that any future proceeds from the sale of securities received in payment of these claims will reduce our exposure.

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.7%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for transition period 2014, fiscal year 2014 and fiscal year 2013 are as follows (in millions):

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013
Beginning balance	$5.3	$5.3	$5.2
Revisions in estimates (1)	—	(0.1)	—
Accretion expense	0.1	0.1	0.1
Payments	(0.3)	—	—

Ending balance	$5.1	$5.3	$5.3

(1)	Associated with changes in estimated future costs to complete the remediation, the discount rate and/or the portion of the total remediation costs that we are responsible for.

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

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intended to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and Solid Waste Acts. We met with the MAAG in March 2014 and again in July 2014, and continued to communicate with the MAAG until this matter was resolved as discussed below. On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. The same contractor and technical advisor that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that included this area of sloughing. We repaired the areas of sloughing on April 25, 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO in May, we were in the process of awarding a contract to a soil remediation company to undertake corrective actions and ensure stability at the plateau. This contract was awarded, and the work was finished in September 2014.

Following these events, we reached agreement on the terms of a Consent Judgment with the MAAG, which was finalized and approved by the Superior Court of Massachusetts on December 10, 2014. We agreed to pay a civil penalty of $0.2 million to the MAAG (with less than $0.1 million suspended pending satisfactory completion of remediation at the Southbridge landfill, which work has been satisfactorily completed) and less than $0.1 million to Charlton, wherein the wetlands were located. This matter is now closed with respect to the MAAG, other than on-going compliance.

We anticipate that the execution of the Plan and related matters not under the supervision of MADEP will involve remediation costs of approximately $3.6 million, including the resolution with the MAAG as discussed above, and that such costs could be higher if actual costs exceed estimates. Of the $3.6 million, we have incurred costs of $3.4 million as of December 31, 2014, and anticipate spending an additional $0.2 million for final site work completion. We provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We previously provided notice to our contractor and technical advisor that the movement occurred, that significant remediation costs will be or have been incurred in executing the Plan and related matters, and that we expected our contractor and technical advisor to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their own insurers.

We have concluded discussions with our contractor, our technical advisor and our insurance company, and have entered into settlement agreements and releases with all parties. Our contractor, Casella Construction, Inc. (“CCI”), which continued to perform work for us at the Southbridge landfill to assist in the remediation of the site, contributed $0.7 million to our costs in cash and non-compensable services. Our technical advisor, Geosyntec Consultants, Inc. (“GCI”) contributed $1.3 million to our costs in cash. Our insurer, Steadfast Insurance Company (“Steadfast”) contributed $0.2 million to our costs in cash, and waived its rights of subrogation against all third parties. Accordingly, we believe that the residual loss to us will be approximately $1.4 million, including the resolution of our issues with the MAAG matter as discussed above, and after undertaking certain additional site work not a part of the MAAG discussed, and accounting for the contributions from CCI, GCI, and Steadfast, is probable. Accordingly, we have recorded a charge of $1.0 million in transition period 2014 as an environmental remediation charge. We had previously recorded a charge of $0.4 million in the fiscal year 2014 as environmental remediation charge. CCI is owned by John W. Casella, our CEO and Chair of our Board of Directors, and his brother Douglas R. Casella, a member of our Board of Directors.

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

Period	High	Low
Fiscal Year Ended April 30, 2013
First quarter	$6.17	$4.81
Second quarter	$5.55	$4.05
Third quarter	$4.74	$3.76
Fourth quarter	$4.74	$3.87
Fiscal Year Ended April 30, 2014
First quarter	$4.84	$3.81
Second quarter	$6.07	$4.64
Third quarter	$6.20	$5.00
Fourth quarter	$5.80	$4.79
Transition Period Ended December 31, 2014
First quarter	$5.58	$4.63
Second quarter	$4.99	$3.60
Two months ended December 31, 2014	$4.52	$3.41

On January 30, 2015, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $3.89 and $3.79, respectively. As of January 30, 2015 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock.

For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Transition Report on Form 10-KT, we have assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.

Dividends

No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Senior Credit Facility, and now ABL Facility, and indentures restrict or condition the payment of dividends on common stock. The information required by Item 201(d) of Regulation S-K is included in Part III of this Transition Report on Form 10-KT.

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

The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from April 30, 2009 through December 31, 2014, with the cumulative total return on the NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group on the NASDAQ Stock Market. The stock performance graph assumes the investment on April 30, 2009 of $100.00 in our Class A common stock at the closing price on such date, in the NASDAQ Stock Market (U.S. & Foreign) Index and our Industry Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	April 30, 2009	April 30, 2010	April 30, 2011	April 30, 2012	April 30, 2013	April 30, 2014	December 31, 2014
Casella Waste Systems, Inc.	$100.00	$250.49	$328.16	$292.72	$211.65	$247.57	$196.12
NASDAQ Composite	$100.00	$144.47	$170.76	$185.15	$207.00	$259.61	$299.05
Peer Group (1)	$100.00	$162.98	$212.77	$206.98	$235.66	$274.95	$296.57

(1)	The peer group is comprised of securities of Waste Connections, Inc. and Progressive Waste Solutions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, and the consolidated balance sheets as of December 31, 2014, April 30, 2014 and April 30, 2013 are derived from the consolidated financial statements included elsewhere in this Transition Report on Form 10-KT. The consolidated statements of operations and cash flows data for fiscal years 2011 and 2010, and the consolidated balance sheet data as of April 30, 2012, 2011 and 2010 are derived from previously filed consolidated financial statements after giving effect to discontinued operations. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Transition Report on Form 10-KT.

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$368,374	$497,633	$455,335	$467,950	$454,685	$449,678
Cost of operations	258,650	354,592	323,014	318,068	306,014	294,416
General and administration	45,732	61,865	58,205	60,264	63,396	56,654
Depreciation and amortization	41,485	60,339	56,576	58,415	58,121	63,509
Environmental remediation charge	950	400	—	—	549	335
(Gain) expense from divestiture, acquisition and financing costs	(553)	144	1,410	—	—	—
Asset impairment charge	—	7,455	—	40,746	3,654	—
Development project charge	—	1,394	—	131	—	—
Severance and reorganization costs	—	586	3,709	—	—	185
Gain on settlement of acquisiton related contingent consideration	—	(1,058)	—	—	—	—
Legal settlement	—	—	—	1,359	—	—
Bargain purchase gain	—	—	—	—	(2,975)	—
Gain on sale of assets	—	—	—	—	(3,502)	—

Operating income (loss)	22,110	11,916	12,421	(11,033)	29,428	34,579
Interest expense, net	25,392	37,863	41,429	44,966	45,489	44,108
Other expense (income), net	1,825	(436)	23,501	20,111	10,626	2,355

Loss from continuing operations before income taxes and discontinued operations	(5,107)	(25,511)	(52,509)	(76,110)	(26,687)	(11,884)
Provision (benefit) for income taxes	703	1,799	(2,526)	1,593	(23,723)	3,016

Loss from continuing operations before discontinued operations	(5,810)	(27,310)	(49,983)	(77,703)	(2,964)	(14,900)
Income (loss) from discontinued operations, net	—	284	(4,480)	(614)	(2,198)	(138)
(Loss) gain on disposal of discontinued operations, net	—	(378)	—	725	43,590	1,180

Net (loss) income	(5,810)	(27,404)	(54,463)	(77,592)	38,428	(13,858)
Less: Net income (loss) attributable to noncontrolling interests	208	(4,309)	(321)	(6)	—	—

Net (loss) income attributable to common stockholders	$(6,018)	$(23,095)	$(54,142)	$(77,586)	$38,428	$(13,858)

Basic and diluted:
Weighted average common shares outstanding	40,262	39,820	34,015	26,749	26,105	25,731

Net (loss) income per common share (1)	$(0.15)	$(0.58)	$(1.59)	$(2.90)	$1.47	$(0.54)

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012	2011	2010
	(in thousands)
Other Data:
Capital expenditures	$55,061	$45,959	$55,027	$58,363	$54,728	$52,501
Cash flows provided by operating activities	$38,286	$49,642	$43,906	$64,171	$48,209	$65,171
Cash flows used in investing activities	$(59,697)	$(57,910)	$(89,455)	$(70,634)	$(55,242)	$(62,725)
Cash flows provided by (used in) financing activities	$19,322	$9,008	$44,947	$10,229	$(117,895)	$(7,281)
Balance Sheet Data:
Cash and cash equivalents	$2,205	$2,464	$1,755	$4,534	$1,817	$2,035
Working capital, net (2)	$(9,968)	$(21,405)	$(25,308)	$(18,424)	$(5,362)	$(2,729)
Property, plant and equipment, net	$414,542	$403,424	$422,502	$414,666	$452,536	$457,103
Goodwill	$119,170	$119,139	$115,928	$101,706	$101,204	$100,526
Total assets	$669,795	$649,897	$663,119	$633,743	$690,581	$754,814
Long-term debt and capital leases, less current maturities	$534,055	$507,134	$494,987	$475,199	$463,574	$564,032
Total stockholders’ (deficit) equity	$(12,020)	$(8,537)	$15,451	$18,231	$93,987	$50,296

(1)	Computed as described in Note 3 to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-KT.
(2)	Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information, included elsewhere in this Transition Report on Form 10-KT. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results may differ materially from those contained in any forward-looking statements.

Change in Fiscal Year

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year became effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. As a result of this change, financial results for transition period 2014, the eight months ended December 31, 2014, are compared to the unaudited financial results for the eight months ended December 31, 2013 (“eight month period 2013”). When financial results for fiscal year 2014 and fiscal year 2013 are compared to the prior year, the results are presented on the basis of our previous fiscal year-end on a twelve month basis.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc., its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment.

As of January 30, 2015, we owned and/or operated 35 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept C&D materials.

Acquisitions and Divestitures

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

During transition period 2014, we acquired one solid waste hauling operation in each of the Eastern and Western regions for total consideration of $0.4 million, including $0.3 million in cash and $0.1 million in holdbacks to the sellers.

We acquired various businesses during fiscal year 2014, including several solid waste hauling operations, a transfer station, a MRF and an industrial service management business (included in the Other segment) for total consideration of $10.1 million, including $7.9 million in cash, $1.7 million in contingent consideration and holdbacks to the sellers and $0.5 million of other non-cash considerations. In the fourth quarter of fiscal year 2014, we recovered $0.2 million of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business earlier in fiscal year 2014. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in fiscal year 2014.

We acquired various solid waste hauling operations during fiscal year 2013, including the acquisition of all of the outstanding capital stock of BBI in the Eastern region, for total consideration of $27.9 million in cash and approximately 0.6 million shares of our Class A common stock, valued at an aggregate of $2.7 million. We recorded an additional $5.1 million to goodwill for the increased deferred tax liability related to the BBI acquisition based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amount recognized for income tax purposes. See Note 15 to the consolidated financial statements included in Item 8 of this Transition Report on Form 10-KT for further discussion. The acquisition of BBI, a provider of solid waste collection, transfer and liquid waste services in New Hampshire and Maine, provided us the opportunity to internalize additional waste and recyclables and to consolidate operations, routes and transportation within the Eastern region.

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

On February 9, 2015, we executed a purchase and sale agreement pursuant to which we and Altela agreed to sell certain assets of CARES water treatment facility to an unrelated third-party. We agreed to sell certain assets of CARES for undiscounted purchase consideration of $3.5 million resulting in a gain on divestiture of up to $2.9 million in the first quarter of fiscal year 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. In connection with this transaction, we also agreed to sell certain equipment and real estate to the same buyer for total consideration of $1.1 million, resulting in a gain on sale of assets of up to $1.1 million in the first quarter of fiscal 2015. These transactions we expected to close in the first quarter of fiscal year 2014.

There were no divestitures in transition period 2014.

In fiscal year 2014, we and LP executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in GreenFiber for total cash consideration of $18.0 million plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed on December 5, 2013 for $19.2 million in gross cash proceeds, including a $1.2 million working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3.4 million. After considering the $0.6 million impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive income (loss) on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in the third quarter of fiscal year 2014. As a result of the sale, we and LP no longer guarantee up to $0.8 million in support of GreenFiber’s term loan associated with an amended loan and security agreement, and are no longer committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.

In the fourth quarter of fiscal year 2013, we initiated a plan to dispose of BioFuels, a construction and demolition material processing facility located in Lewiston, Maine, and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as loss from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and included in discontinued operations as of April 30, 2013, include certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million, which was to be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. The related note receivable was paid in fill in transition period 2014. We recognized a $0.4 million loss on disposal of discontinued operations in fiscal year 2014 associated with the disposition.

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement (“Agreement”) with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6.7 million, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In third quarter of fiscal year 2013, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the Agreement. We have completed the demolition process, and are nearly completed with site remediation under the auspices and in accordance with work plans approved by MEDEP, and the U.S. Environmental Protection Agency (“USEPA”). The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford by, or before, spring 2015. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible. Based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the Agreement, a reversal of excess costs to complete the divestiture of up to $1.0 million is possible.

There were no divestitures in fiscal year 2012.

Results of Operations

The following table summarizes our revenues and operating expenses for transition period 2014, eight month period 2013, fiscal year 2014, fiscal year 2013 and fiscal year 2012 (in millions and as a percentage of revenue):

	Eight Months Ended December 31,				Fiscal Year Ended April 30,
	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
	Unaudited
Revenues	$368.4	100.0%	$340.1	100.0%	$497.6	100.0%	$455.3	100.0%	$468.0	100.0%

Operating expenses:
Cost of operations	258.7	70.2%	236.1	69.4%	354.6	71.3%	323.0	70.9%	318.1	68.0%
General and administration	45.7	12.4%	40.8	12.0%	61.9	12.4%	58.2	12.8%	60.3	12.9%
Depreciation and amortization	41.5	11.3%	40.6	11.9%	60.3	12.1%	56.6	12.4%	58.4	12.5%
Environmental remediation charge	1.0	0.3%	0.4	0.1%	0.4	0.1%	—	0.0%	—	0.0%
(Gain) expense from divestiture, acquisition and financing costs	(0.6)	(0.2)%	0.1	0.0%	0.1	0.0%	1.4	0.3%	—	0.0%
Asset impairment charge	—	0.0%	—	0.0%	7.5	1.5%	—	0.0%	40.7	8.7%
Development project charge	—	0.0%	—	0.0%	1.4	0.3%	—	0.0%	0.1	0.0%
Severance and reorganization costs	—	0.0%	0.2	0.0%	0.6	0.1%	3.7	0.9%	—	0.0%
Gain on settlement of acquisition
related contingent consideration	—	0.0%	—	0.0%	(1.1)	(0.2)%	—	0.0%	—	0.0%
Legal settlement	—	0.0%	—	0.0%	—	0.0%	—	0.0%	1.4	0.3%

	346.3	94.0%	318.2	93.6%	485.7	97.6%	442.9	97.3%	479.0	102.4%

Operating income (loss)	$22.1	6.0%	$21.9	6.4%	$11.9	2.4%	$12.4	2.7%	$(11.0)	(2.4)%

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, industrial services, discontinued operations, and earnings from equity method investees are included in our “Other” reportable segment.

Our revenues are shown net of inter-company eliminations. The tables below show the percentages and dollars (in millions) of revenue attributable to services provided for transition period 2014 as compared to eight month period 2013.

	Eight Months Ended December 31,
	2014		2013
Collection	$157.8	42.8%	$153.2	45.0%
Disposal	102.3	27.8%	93.0	27.3%
Power generation	5.0	1.4%	5.5	1.7%
Organics and processing	6.7	1.8%	7.1	2.1%

Solid waste operations	271.8	73.8%	258.8	76.1%
Organics	27.0	7.3%	25.0	7.4%
Customer solutions	35.8	9.7%	27.0	7.9%
Recycling	33.8	9.2%	29.3	8.6%

Total revenues	$368.4	100.0%	$340.1	100.0%

Our revenues increased $28.3 million, or 8.3%, during transition period 2014 as compared to eight month period 2013. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Eight Months 2014 vs. 2013

	Amount	% of Growth
Solid Waste Operations:
Price	$2.6	0.8%
Volume	11.7	3.4%
Commodity price & volume	(0.6)	(0.2)%
Acquisitions & divestitures	3.7	1.1%
Closed landfill	(4.4)	(1.3)%

Total solid waste	13.0	3.8%

Organics	2.0	0.6%

Customer solutions	8.9	2.6%

Recycling Operations:
Commodity price	0.2	0.1%
Commodity volume	3.1	0.9%
Acquisitions	1.1	0.3%

Total recycling	4.4	1.3%

Total	$28.3	8.3%

Solid waste revenues

Price.

•	The price change component in total solid waste revenues growth is the result of $2.5 million from favorable collection pricing and $0.1 million from favorable disposal pricing associated with our landfills.

Volume.

•	The volume change component in total solid waste revenues growth is the result of $10.6 million from disposal volume increases (of which $6.4 million relates to higher transfer station volumes associated with a mix shift from landfills to transfer stations and four new transfer station contracts, $3.3 million relates to landfills and $0.9 million relates to transportation) and $1.1 million from collection volume increases.

Commodity price and volume.

•	The solid waste operations commodity price and volume change component in total solid waste revenues growth is the result of $0.6 million from lower power generation and processing commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenues growth is the result of increased revenues from various business acquisitions, including several solid waste hauling operations and a transfer station, completed between August 2013 and October 2014.

Closed landfill.

•	The closed landfill change component in total solid waste revenues growth is the result of our Worcester landfill, which ceased operations in April 2014 in accordance with its permit.

Organics revenues

•	The increase in revenues is the result of higher volumes associated with organic business growth.

Customer solutions revenues

•	The increase in revenues is the result of $7.9 million from higher volumes and $1.0 million from the acquisition of an industrial service management business in September 2013.

Recycling revenues

•	The increase in revenues is primarily the result of higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins in December 2013.

The table below shows the percentages and dollars (in millions) of revenue attributable to services provided for fiscal year 2014, fiscal year 2013 and fiscal year 2012.

	Fiscal Year Ended April 30,
	2014		2013		2012
Collection	$225.4	45.3%	$209.0	45.9%	$205.4	43.9%
Disposal	128.8	25.9%	115.0	25.3%	123.6	26.4%
Power generation	9.5	1.9%	11.3	2.4%	11.9	2.6%
Organics and processing	8.9	1.8%	6.9	1.5%	5.8	1.2%

Solid waste operations	372.6	74.9%	342.2	75.1%	346.7	74.1%
Organics	37.8	7.6%	35.3	7.8%	30.8	6.5%
Customer solutions	43.4	8.7%	35.5	7.8%	38.3	8.2%
Recycling	43.8	8.8%	42.3	9.3%	52.2	11.2%

Total revenues	$497.6	100.0%	$455.3	100.0%	$468.0	100.0%

Our revenues increased $42.3 million, or 9.3%, and decreased $12.7 million, or 2.7%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for the Fiscal Years Ended 2014 vs. 2013		Period-to-Period Change for the Fiscal Years Ended 2013 vs. 2012
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$2.5	0.5%	$1.5	0.3%
Volume	19.0	4.2%	(9.8)	(2.1)%
Commodity price & volume	0.7	0.2%	(2.1)	(0.4)%
Acquisitions & divestitures	9.3	2.0%	10.0	2.2%
Closed landfill	(0.5)	(0.1)%	(4.1)	(0.9)%
Fuel oil and recovery fee	(0.6)	(0.1)%	—	0.0%

Total solid waste	30.4	6.7%	(4.5)	(0.9)%

Organics	2.5	0.5%	4.5	0.9%

Customer solutions	7.9	1.7%	(2.8)	(0.6)%

Recycling Operations:
Commodity price	0.1	0.0%	(11.6)	(2.5)%
Commodity volume	1.0	0.3%	1.7	0.4%
Acquisitions	0.4	0.1%	—	0.0%

Total recycling	1.5	0.4%	(9.9)	(2.1)%

Total	$42.3	9.3%	$(12.7)	(2.7)%

Solid waste revenues

Price.

•	The price change component in total solid waste revenues growth for fiscal year 2014 is the result of $2.9 million from favorable collection pricing, partially offset by $0.4 million from unfavorable disposal pricing associated with our landfills.

•	The price change component in total solid waste revenues decline for fiscal year 2013 is the result of $2.1 million from favorable collection pricing, partially offset by $0.6 million from unfavorable disposal pricing, of which $0.4 million relates to landfills.

Volume.

•	The volume change component in total solid waste revenues growth for fiscal year 2014 is the result of $15.1 million from disposal volume increases (of which $7.3 million relates to landfills, $5.3 million relates to transfer stations and $2.5 million relates to transportation), $3.1 million from collection volume increases and $0.8 million from processing volume increases.

•	The volume change component in total solid waste revenues decline for fiscal year 2013 is the result of $7.5 million from lower collection volumes, $4.1 million from lower disposal volumes associated with our landfills, partially offset by $1.8 million from higher processing volumes.

Commodity price and volume.

•	The commodity price and volume change component in total solid waste revenues growth for fiscal year 2014 is the result of $2.5 million from favorable commodity pricing within power generation, partially offset by $1.4 million from lower power generation and processing volumes and $0.4 million from unfavorable commodity pricing within processing.

•	The commodity price and volume change component in total solid waste revenues decline for fiscal year 2013 is the result of $1.4 million from unfavorable commodity pricing within processing and $1.7 million from lower power generation and processing commodity volumes, partially offset by $1.0 million from favorable commodity pricing within power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenue growth for fiscal year 2014 is the result of $16.7 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, and our acquisition of four solid waste hauling operations and a transfer station in fiscal year 2014. Increased revenues were partially offset by $7.4 million in decreased revenues associated with the Maine Energy divestiture.

•	The acquisitions and divestitures change component in total solid waste revenues decline for fiscal year 2013 is the result of $11.5 million in increased revenues from acquisitions, primarily associated with our acquisition of BBI in December 2012, partially offset by $1.5 million in decreased revenues associated with the Maine Energy divestiture.

Closed landfill.

•	The closed landfill change component in total solid waste revenue growth for fiscal year 2014 and revenue decline for fiscal year 2013 is the result of our Worcester landfill, which stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited in fiscal year 2014 as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June 2013 and ceased placing tons in April 2014.

Fuel and oil recovery fee.

•	Solid waste revenues in fiscal year 2014 generated by our fuel and oil recovery fee program, which is based on a fuel index, decreased when compared to the prior fiscal year as our floating rate recovery fee declined in response to lower diesel fuel index prices on which the surcharge is based.

Organics revenues

•	The increase in revenues for fiscal years 2014 and 2013 is primarily the result of higher volumes.

Customer solutions revenues

•	The increase in revenues for fiscal year 2014 is the result of $2.6 million from higher volumes and $5.3 million from the acquisition of an industrial service management business.

•	The decrease in revenues for fiscal year 2013 is due to volume declines.

Recycling revenues

•	The increase in revenues for fiscal year 2014 is primarily the result of higher commodity volumes and the acquisition of the remaining 50% membership interest of Tompkins.

•	The decrease in recycling revenues for fiscal year 2013 is from unfavorable commodity prices in the marketplace, partially offset by higher commodity volumes.

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

Our cost of operations increased $22.6 million, or 0.8% as a percentage of revenues, for transition period 2014 when compared to eight month period 2013.

The period-to-period change in cost of operations can be primarily attributed to the following:

•	Third-party direct costs increased $11.8 million due to: organic and acquisition growth in our Customer Solutions business, which has a higher inherent direct cost structure; higher collection and disposal volumes from organic customer growth and the acquisition of a transfer station in the Eastern region; higher volumes in our Organics business; and higher disposal volumes associated with four new transfer station contracts and the acquisition of various hauling operations in the Western region.

•	Maintenance and repair costs increased $4.8 million due to: higher facility maintenance costs associated with our Recycling segment, our hauling operations, certain landfills in our Western and Eastern regions, and the acquisition of a transfer station in the Eastern region; and higher fleet repair and maintenance costs associated with hauling operations.

•	Labor and related benefit costs increased $4.9 million due to: increased overall healthcare costs and increased labor costs associated with higher collection and transfer station volumes in the Eastern region and new contracts and facilities in the Recycling segment.

•	Direct operational costs increased $1.5 million due to: higher depletion of landfill operating lease obligations associated with increased volumes received at our landfills; an increase in host community fees and royalties; higher equipment rental costs associated with an increase in fleet and landfill equipment rentals; an increase in gas treatment costs at our Juniper Ridge landfill; and a lower gain on sale of fixed assets in transition period 2014.

•	Fuel costs decreased $0.6 million due primarily to lower diesel fuel prices in the marketplace.

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

Our general and administration expenses increased $4.9 million, or 0.4% as a percentage of revenues, when comparing transition period 2014 to eight month period 2013.

The period-to-period changes in general and administration can largely be attributed to the following:

•	Labor and related benefit costs increased $3.8 million due to: additional labor costs associated with growth in our Customer Solutions business; increased overall healthcare costs; and increased incentive compensation costs.

•	Professional fees increased $0.9 million due to: accounting and auditing services associated with the change in fiscal year-end; higher legal costs associated with third-party legal advice, a legal settlement with the NYAG; and a loss accrued for a potential legal settlement with the MADEP. See discussion in Legal Proceedings included under Part I, Item 3 of this Transition Report on Form 10-KT.

Our general and administration expense increased $3.7 million, or 0.4% as a percentage of revenues, and decreased $2.1 million, or 0.1% as a percentage of revenues, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

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

	Eight Months Ended December 31,
	2014		2013
Depreciation expense	$21.6	5.9%	$21.8	6.4%
Landfill amortization expense	17.9	4.9%	17.2	5.0%
Other amortization expense	2.0	0.5%	1.6	0.5%

	$41.5	11.3%	$40.6	11.9%

The change in the components of depreciation and amortization expense when comparing transition period 2014 to eight month period 2013 can largely be attributed to the following:

•	Landfill amortization expense increased during transition period 2014 due primarily to: an increase in landfill volumes at our Southbridge landfill in the Eastern region and at certain of our landfills within the Western region; and an increase in estimated final capping and closure costs at our Worcester landfill.

•	Other amortization expense increased during transition period 2014 due primarily to an increase in our intangible assets due to acquisitions made in transition period 2014 and the timing of various acquisitions made in fiscal year 2014.

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

Environmental Remediation Charge

The $1.0 million environmental remediation charge recorded in transition period 2014 and the $0.4 million environmental remediation charge recorded in eight month period 2013 and fiscal year 2014 are associated with the remediation at our Southbridge landfill as discussed in Legal Proceedings included under Part I, Item 3 of this Transition Report on Form 10-KT.

(Gain) expense from Divestiture, Acquisition and Financing Costs

In transition period 2014, we recorded a $0.6 million gain associated with the fiscal year 2014 divestiture of BioFuels. As a part of the divestiture, we agreed to complete certain site improvements at BioFuels which were completed in December 2014. The gain recorded is the result of unwinding excess remaining reserves not needed to complete the site improvements.

The $0.1 million expense from divestiture, acquisition and financing costs recorded in eight month period 2013 and fiscal year 2014 is primarily associated with legal costs related to the acquisition of the remaining 50% membership interest of Tompkins.

The $1.4 million expense from divestiture, acquisition and financing costs recorded in fiscal year 2013 is associated with the following fiscal year 2013 events: a $0.3 million write-off of costs associated with the refinancing of 11.0% senior second lien notes (“Second Lien Notes”) in fiscal year 2013, $0.6 million of legal costs associated with the Maine Energy divestiture transaction, and $0.5 million of costs associated with the BBI acquisition.

Asset Impairment Charge

In April 2014, we initiated a plan to wind down the operations of CARES. As a result, it was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment. The impairment was measured based on the asset group’s highest and best use under the market approach. We recorded an impairment charge of $7.5 million in the fourth quarter of fiscal year 2014 to the asset group of CARES in the Western region.

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

As of December 31, 2014, April 30, 2014 and April 30, 2013, we had $0.0 million, $0.0 million and $1.6 million of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

Severance and Reorganization Costs

In fiscal year 2014 and eight month period 2013, we recorded charges of $0.6 million and $0.2 million, respectively, for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy.

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

As of December 31, 2014, April 30, 2014 and April 30, 2013, we had $0.0 million, $0.5 million and $0.7 million of severance and reorganization costs recorded in other accrued liabilities.

Gain on Settlement of Acquisition Related Contingent Consideration

In fiscal year 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business earlier in fiscal year 2014. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in fiscal year 2014.

Legal Settlement

In fiscal year 2012, our legal settlement expense increased $1.4 million due to legal settlements with the Town of Seneca, New York and the Vermont Attorney General’s Office.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.2 million in transition period 2014 as compared to eight month period 2013 as interest expense associated with higher average debt balances in transition period 2014 was partially offset by interest savings associated with a reduction to our outstanding letters of credit.

Our interest expense, net decreased $3.5 million and $3.6 million for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The decrease in interest expense, net during fiscal year 2014 can largely be attributed to lower interest rates associated with the refinancing in October and November 2012 of $180.0 million in aggregate principal balance Second Lien Notes. Interest savings were partially offset by an increase in interest expense associated with higher average debt balances in fiscal year 2014, associated primarily with borrowings under our Revolver to help fund operations and meet cash flow needs.

The decrease in interest expense, net during fiscal year 2013 can largely be attributed to lower interest rates associated with the redemption in October and November of 2012 of the Second Lien Notes. The interest savings related to the redemption were partially offset by an increase in interest expense associated with higher average debt balances in fiscal year 2013, associated primarily with borrowings under the Revolver to redeem the Second Lien Notes and help fund operations and meet cash flow needs, and the conversion from a variable rate to a five year fixed term interest rate of 6.25% per annum on the $21.4 million Finance Authority of Maine (the “Authority”) Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”).

Loss from Equity Method Investment and Gain on Sale of Equity Method Investment

In December 2013, we sold our 50% membership interest in GreenFiber and purchased the remaining 50% membership interest of Tompkins, both of which were previously accounted for using the equity method of accounting.

As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.8 million in eight month period 2013 and $0.6 million in fiscal year 2014. Additionally, as a result of the sale, we and LP no longer guarantee up to $0.8 million in support of GreenFiber’s term loan associated with an amended loan and security agreement, and are no longer committed to fund any liquidity shortfalls, if any such shortfalls exist, of GreenFiber related to covenant compliance as defined in GreenFiber’s amended loan and security agreement. As a result of the purchase of the remaining 50% membership interest of Tompkins, we no longer account for our investment in Tompkins using the equity method of accounting and began including the accounts of Tompkins in our consolidated financial statements.

Prior to these transactions, we recorded a loss from our equity method investments of $0.9 million and $1.0 million in fiscal year 2014 and eight month period 2013.

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

Impairment of Investments

In transition period 2014, it was determined based on the operating performance of Recycle Rewards, Inc. (“Recycle Rewards”) that we had an other than temporary decline in our cost method investment in Recycle Rewards and the asset was potentially impaired. As a result, we had a third-party valuation specialist complete a valuation analysis using an income approach based on discounted cash flows to determine an enterprise value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on this analysis, it was determined that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded a charge of $2.3 million as impairment of investments in transition period 2014.

In fiscal year 2012, GreenFiber performed a test for goodwill impairment and based on the analysis performed, we determined that the current book value of our investment in GreenFiber exceeded its fair value. The analysis calculated GreenFiber’s fair value based on the income approach using discounted cash flows taking into account current expectations for asset utilization, housing starts and the remaining useful life of related assets. We recorded a charge of $10.7 million as impairment of investments in fiscal year 2012.

Loss (Gain) on Derivative Instruments

We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013, and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as a (gain) or loss on derivative instruments. See Hedging in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Transition Report on Form 10-KT for further discussion.

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

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes from continuing operations decreased $0.5 million in transition period 2014 to $0.7 million from $1.2 million in eight month period 2013, and increased $4.3 million in fiscal year 2014 to $1.8 million from ($2.5) million in fiscal year 2013. The provision for income taxes for transition period 2014 and eight month period 2013 includes deferred tax provisions of $0.6 million and $1.0 million, respectively. The change in the provisions for income taxes and the total deferred tax provisions in these periods are primarily related to the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets. The change in the provisions for fiscal year 2014 and fiscal year 2013 is primarily related to a ($5.1) million deferred tax benefit in 2013 due to a reduction of the valuation allowance in connection with the recording of deferred tax liabilities related to the BBI acquisition, offset by $0.8 million in current provision in 2013 related to a settlement with the State of New York for corporate franchise tax for tax years April 30, 2004 through April 30, 2010.

Discontinued Operations

Income (Loss) from Discontinued Operations, net

Discontinued operations in eight month period 2013 and fiscal years 2014, 2013 and 2012 represent the result of operations related to the business disposition of BioFuels. In fiscal year 2014, we executed a purchase and sale agreement with ReEnergy, pursuant to which we agreed to sell certain assets of BioFuels, which is located in our Eastern region, to ReEnergy.

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

Segment Reporting

The table below shows, for the periods indicated, revenues and operating income (loss) (in millions) based on our operating segments:

	Revenues		Operating Income (Loss)
	Eight Months Ended December 31,
Segment	2014	2013	2014	2013
Eastern	$108.4	$103.3	$3.4	$3.9
Western	156.9	149.5	18.8	17.2
Recycling	33.8	29.3	(0.2)	(1.0)
Other	69.3	58.0	0.1	1.8

Total	$368.4	$340.1	$22.1	$21.9

The table below shows, for the periods indicated, revenues and operating income (loss) (in millions) based on our operating segments:

	Revenues			Operating Income (Loss)
	Fiscal Year Ended April 30
Segment	2014	2013	2012	2014	2013	2012
Eastern	$147.3	$129.9	$127.9	$(1.1)	$(5.3)	$(43.6)
Western	216.9	205.7	212.3	13.3	20.0	29.7
Recycling	43.8	42.3	52.2	(2.4)	(0.7)	5.1
Other	89.6	77.4	75.6	2.1	(1.6)	(2.2)

Total	$497.6	$455.3	$468.0	$11.9	$12.4	$(11.0)

Eastern Region

Our Eastern region revenues increased $5.1 million, or 4.9%, during transition period 2014 as compared to eight month period 2013. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Eight Months 2014 vs. 2013
Eastern Region	Amount	% of Growth
Price	$0.8	0.8%
Volume	5.8	5.6%
Commodity price & volume	(0.1)	(0.1)%
Acquisitions & divestitures	2.9	2.8%
Closed landfill	(4.3)	(4.2)%

Total solid waste	$5.1	4.9%

Price.

•	The price change component in total solid waste revenues growth is the result of $0.8 million from favorable collection pricing.

Volume.

•	The volume change component in total solid waste revenues growth is the result of $3.1 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations), $2.5 million from higher collection volumes and $0.2 million from higher processing volumes.

Commodity price and volume.

•	The solid waste operations commodity price and volume change component in total solid waste revenues growth is the result of $0.2 million from lower power generation and processing commodity volumes, partially offset by $0.1 million from favorable commodity pricing within power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenues growth is the result of the acquisition of two solid waste hauling operations, one in September 2013 and another in October 2014, and a transfer station in November 2013.

Closed landfill.

•	The closed landfill change component in total solid waste revenues growth is the result of our Worcester landfill, which ceased operations in April 2014 in accordance with its permit.

Our Eastern region revenues increased $17.4 million, or 13.4%, and $2.0 million, or 1.6%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Fiscal Years Ended 2014 vs. 2013		Period-to-Period Change for the Fiscal Years Ended 2013 vs. 2012
Eastern Region	Amount	% of Growth	Amount	% of Growth
Price	$—	0.0%	$0.7	0.5%
Volume	11.0	8.5%	0.9	0.7%
Fuel oil and recovery fee	(0.2)	(0.2)%	—	0.0%
Commodity price & volume	0.1	0.1%	(1.1)	(0.8)%
Acquisitions & divestitures	7.0	5.4%	5.6	4.4%
Closed landfill	(0.5)	(0.4)%	(4.1)	(3.2)%

Total solid waste	$17.4	13.4%	$2.0	1.6%

Price.

•	The price change component in total solid waste revenues growth for fiscal year 2014 is the result of $0.6 million from favorable collection pricing, offset by $0.6 million from unfavorable disposal pricing related primarily to landfills.

•	The price change component in total solid waste revenues growth for fiscal year 2013 is primarily the result of $1.1 million from favorable collection pricing, partially offset by $0.4 million from unfavorable disposal pricing.

Volume.

•	The volume change component in total solid waste revenues growth for fiscal year 2014 is the result of $7.9 million from higher disposal volumes (of which $7.2 million relates to higher landfill volumes and $3.6 million relates to higher transfer station volumes, partially offset by $2.9 million in volumes that were not retained after the divestiture of Maine Energy), $2.8 million from higher collection volumes and $0.3 million from higher processing volumes.

•	The volume change component in total solid waste revenues growth for fiscal year 2013 is the result of $3.5 million from higher disposal volumes (of which $6.1 million relates to higher landfill volumes and $1.2 million relates to higher transfer station volumes, partially offset by $3.8 million in volumes that were not retained after the divestiture of Maine Energy), partially offset by $2.6 million from lower collection volumes.

Commodity price and volume.

•	The solid waste operations commodity price and volume change component in total solid waste revenues growth for fiscal year 2014 remained consistent year over year with increased revenues from higher commodity volumes slightly eclipsing decreased revenues from unfavorable pricing.

•	The solid waste operations commodity price and volume change component in total solid waste revenues growth for fiscal year 2013 is the result of lower commodity volumes associated with power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenues growth for fiscal year 2014 is the result of $14.4 million from the acquisition of BBI, partially offset by $7.4 million from the divestiture of Maine Energy.

•	The acquisitions and divestitures change component in total solid waste revenues growth for fiscal year 2013 is the result of $7.1 million from the acquisition of BBI, partially offset by $1.5 million from the divestiture of Maine Energy.

Closed landfill.

•	The closed landfill change component in total solid waste revenues growth for fiscal years 2014 and 2013 is the result of a landfill that stopped accepting waste in the second quarter of fiscal year 2013 based on the attainment of its permitted capacity. The impact of the closure was limited in fiscal year 2014 as we were granted a permit in May 2013 to accept an additional 0.2 million tons of waste at this landfill. We began placing additional waste at this landfill pursuant to the permit at the end of June 2013 and ceased placing tons in April 2014.

Eastern region operating income decreased $0.5 million during transition period 2014 as compared to eight month period 2013. The change in operating income is largely attributable to the following cost changes:

•	Cost of operations: Cost of operations increased by $9.5 million, resulting in margin erosion as costs increased at a greater rate than revenues. The change was due primarily to: an increase in third-party direct costs associated with higher collection and disposal volumes from organic customer growth and the acquisition of a transfer station; and an increase in other operational costs, including labor (which is driven by higher collection and transfer volumes), healthcare, depletion of landfill operating lease obligations at our Southbridge landfill, and maintenance costs associated with hauling operations and certain of our landfills. These costs were partially offset by a decrease in fleet and landfill equipment rentals, as well as host community fees and royalties; lower accretion expense related to accrued final capping, closure and post-closure costs associated with our Worcester landfill; and lower leachate treatment costs.

•	General and administration: General and administration expenses increased $0.9 million due primarily to: an increase in bad debt expense in transition period 2014 associated with increased customer growth and bad debt recoveries in eight month period 2013; an increase in incentive compensation costs; and a loss accrued for a potential legal settlement with MADEP. See discussion in Legal Proceedings included under Part I, Item 3 of this Transition Report on Form 10-KT.

•	Depreciation and amortization: Depreciation and amortization costs remained flat due primarily to lower landfill amortization associated with our Worcester landfill, which no longer accepted waste in transition period 2014, offset by an increase in other amortization associated with acquired intangible assets.

•	Other: Other charges impacting operating income include a $1.0 million environmental remediation change recorded in transition period 2014 and a $0.4 million environmental remediation charge recorded in eight month period 2013 associated with the environmental remediation at our Southbridge landfill.

Eastern region operating loss for fiscal year 2014 decreased by $4.2 million. The change to operating loss in fiscal year 2014 is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $19.1 million in fiscal year 2014 due primarily to: an increase in third-party direct costs associated with higher disposal volumes from organic customer growth and the acquisition of BBI and other operations, partially offset by a reduction of transportation costs associated with the divestiture of Maine Energy; and an increase in direct operational costs including labor, fuel, equipment rentals, landfill gas treatment costs at one of our landfills and fleet maintenance and repair costs associated with the integration of the BBI vehicle fleet, partially offset by a reduction of facility costs associated with the divestiture of Maine Energy.

•	General and administration: General and administration costs increased $0.9 million in fiscal year 2014 due primarily to additional personnel costs associated with the BBI acquisition and an increase in estimated incentive compensation costs.

•	Depreciation and amortization: Depreciation and amortization costs increased $1.4 million in fiscal year 2014 due to the following: an increase in landfill amortization costs associated with higher landfill volumes; an increase in estimated costs associated with a landfill in closure status; and depreciation expense savings associated with the divestiture of Maine Energy.

•	Other: Other charges impacting operating loss in fiscal year 2014 include: a $1.4 million write off of deferred costs in fiscal year 2014 associated with a gas pipeline development project no longer deemed to be viable; a $0.4 million environmental remediation charge recorded in fiscal year 2014 associated with the remediation of our Southbridge landfill; severance costs associated primarily with realignment and the streamlining of functions to improve our cost structure and the divestiture of Maine Energy in the third quarter of fiscal year 2013; legal costs associated with the Maine Energy divestiture transaction; and costs associated directly with the BBI acquisition.

Eastern region operating loss for fiscal year 2013 decreased $38.3 million. The change to operating loss in fiscal year 2013 is largely attributable to the following:

•	Cost of operations: Cost of operations increased by $1.0 million in fiscal year 2013 due primarily to: an increase in third-party direct costs associated with higher disposal volumes associated with the acquisition of BBI; and an increase in direct operational, integration and compliance costs associated with the acquisition of BBI, partially offset by a reduction of facility costs associated with the divestiture of Maine Energy.

•	Depreciation and amortization: Depreciation and amortization costs decreased $1.7 million in fiscal year 2013 due to the impairment and ultimate divestiture of Maine Energy in fiscal year 2013, which reduced the depreciable asset base. This was partially offset by increased landfill amortization expense due to increased landfill volumes, primarily at our Southbridge landfill.

•	Other: Other charges impacting operating loss in fiscal year 2013 include: a $40.7 million impairment charge to the Maine Energy asset group recorded in fiscal year 2012 and a $1.3 million severance charge associated with the divestiture of Maine Energy and the realignment recorded in the second quarter of fiscal year 2013.

Western Region

Our Western region revenues increased $7.4 million, or 4.9%, during transition period 2014 as compared to eight month period 2013. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Eight Months 2014 vs. 2013
Western Region	Amount	% of Growth
Price	$1.8	1.2%
Volume	5.4	3.6%
Commodity price & volume	(0.6)	(0.4)%
Acquisitions & divestitures	0.8	0.5%

Total solid waste	$7.4	4.9%

Price.

•	The price change component in total solid waste revenues growth is the result of $1.7 million from favorable collection pricing and $0.1 million from favorable disposal pricing related to transfer stations.

Volume.

•	The volume change component in total solid waste revenues growth is the result of $7.0 million from higher disposal volumes (of which $4.4 million relates to higher landfill volumes, $2.2 million relates to higher transfer station volumes associated with two new transfer station contracts, and $0.4 million relates to higher transportation volumes), partially offset by $1.3 million from lower collection volumes and $0.3 million from lower processing volumes.

Commodity price and volume.

•	The solid waste operations commodity price and volume change component in total solid waste revenues growth is primarily the result of lower power generation and processing commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenues growth is the result of various solid waste hauling operation acquisitions completed between August 2013 and September 2014.

Our Western region revenues increased $11.1 million, or 5.4%, and decreased $6.6 million, or 3.1%, for fiscal years 2014 and 2013 when compared to the respective prior fiscal year. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Fiscal Years Ended 2014 vs. 2013		Period-to-Period Change for the Fiscal Years Ended 2013 vs. 2012
Western Region	Amount	% of Growth	Amount	% of Growth
Price	$2.4	1.2%	$0.7	0.3%
Volume	6.3	3.1%	(10.8)	(5.1)%
Fuel and oil recovery fee	(0.4)	(0.2)%	—	0.0%
Commodity price & volume	0.5	0.2%	(0.8)	(0.4)%
Acquisitions & divestitures	2.3	1.1%	4.3	2.1%

Total solid waste	$11.1	5.4%	$(6.6)	(3.1)%

Price.

•	The price change component in total solid waste revenue growth for fiscal year 2014 is the result of $2.3 million from favorable collection pricing and $0.1 million from favorable disposal pricing related primarily to transfer stations.

•	The price change component in total solid waste revenue decline for fiscal year 2013 is the result of $0.9 million from favorable collection pricing, partially offset by $0.2 million from unfavorable disposal pricing largely related to landfills.

Volume.

•	The volume change component in total solid waste revenue growth for fiscal year 2014 is the result of $5.6 million from higher disposal volumes (of which $3.0 million relates to landfill volumes, $1.6 million relates to transfer station volumes and $0.9 million relates to transportation volumes), $0.5 million from higher processing volumes and $0.2 million from higher collection volumes.

•	The volume change component in total solid waste revenue decline for fiscal year 2013 is primarily the result of $7.7 million from lower disposal volumes, of which $7.0 million relates to landfill volumes, and $4.9 million from lower collection volumes, partially offset by $1.8 million from higher processing volumes.

Fuel and oil recovery fee.

•	Solid waste revenues in fiscal year 2014 generated by our fuel and oil recovery fee program, which is based on a fuel index, decreased when compared to the prior fiscal year as our floating rate recovery fee declined in response to lower diesel fuel index prices on which the surcharge is based.

Commodity price and volumes.

•	The solid waste operations commodity price and volume change component in total solid waste revenue growth for fiscal year 2014 is the result of $2.2 million from favorable commodity pricing, primarily within power generation, partially offset by $1.7 million from lower volumes within power generation and processing.

•	The solid waste operations commodity price and volume change component in total solid waste revenue decline for fiscal year 2013 is the result of $1.4 million from unfavorable commodity pricing within processing, $0.3 million from lower processing volumes and $0.1 million from lower power generation volumes, partially offset by $1.0 million from favorable commodity pricing within power generation.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in total solid waste revenue growth for fiscal year 2014 is the result of $2.3 million in higher collection revenues from the acquisition of various tuck-in collection operations.

•	The acquisitions and divestitures change component in total solid waste revenue decline for fiscal year 2013 is the result of $4.3 million in increased revenues due to acquisitions.

Western region operating income increased $1.6 million during transition period 2014 as compared to eight month period 2013. The change in operating income is largely attributable to the solid waste revenues growth discussed above combined with the following cost changes:

•	Cost of operations: Cost of operations increased by $6.0 million due to: an increase in third-party direct costs associated with higher hauling costs driven by transfer station volume growth (including the addition of new operating contracts for municipality-owned transfer stations) and landfill volume growth, partially offset by lower disposal costs driven by the winding down of business at CARES and lower collection volumes; an increase in other operational costs, including healthcare, depletion of landfill operating lease obligations (due to increased landfill volumes), host community fees and royalties fees, and maintenance costs associated with our fleet, hauling facilities and landfill facilities. These costs were partially offset by decreased fuel costs associated with lower diesel fuel prices in the marketplace.

•	General and administration: General and administration costs remained flat period-to-period due to a higher than normal bad debt expense in eight month period 2013 due to collectability issues associated with two disposal customers being offset by higher healthcare costs and increased incentive compensation costs.

•	Depreciation and amortization: Depreciation and amortization costs increased $0.7 million period-to-period due primarily to an increase in landfill amortization associated with higher landfill volumes at certain of our landfills in the Western region.

Western region operating income for fiscal year 2014 decreased by $6.7 million. The change to operating income in fiscal year 2014 is largely attributable to the following:

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

Western region operating income for fiscal year 2013 decreased by $9.7 million. The change to operating income in fiscal year 2013 is largely attributable to the following:

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

Recycling

Recycling revenues increased $4.5 million during transition period 2014 as compared to eight month period 2013. The increase in recycling revenues period-to-period is primarily the result of higher commodity volumes, and the acquisition of the remaining 50% membership interest of Tompkins.

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

Recycling operating loss decreased by $0.8 million during transition period 2014 as compared to eight month period 2013 due to increased revenues and improved operating efficiencies, partially eroded by higher commodity purchased material costs, higher labor and healthcare costs, and increased facility maintenance activities.

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

Other

Revenues increased $11.3 million during transition period 2014 as compared to eight month period 2013 largely as a result of higher volumes associated with organic business growth within our Customer Solutions business and, to a lesser extent, the acquisition of an industrial service management business in September 2013 and commodity volume increases within our Organics business.

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

Operating income decreased by $1.7 million during transition period 2014 as compared to eight month period 2013 as increased revenues were more than offset by increased third-party direct costs (including hauling and purchased material costs associated primarily with our Customer Solutions business and, to a lesser extent, hauling costs associated with our Organics business) and labor and related benefit costs associated with growth in our Customer Solutions business.

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

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include acquisitions, fixed asset purchases and capital expenditures for vehicles, debt service costs, landfill development and cell construction, as well as site and cell closure. We generally meet our liquidity needs from operating cash flows or borrowings from a revolving credit facility.

Recent Financing Activities

In February 2015, we issued an additional $60.0 million aggregate principal amount of 7.75% 2019 Notes associated with the refinancing of our Senior Credit Facility. The 2019 Notes, which are fungible and subject to the same terms as the $325.0 million existing 2019 Notes, were issued at a discount of approximately $0.5 million to be accreted over the remaining term of the 2019 Notes. On February 27, 2015, we used the net proceeds from this issuance, together with the initial borrowings under ABL Facility, to refinance our Senior Credit Facility.

Our ABL Facility consists of a revolving credit facility with loans there under being available up to an aggregate principal amount of $190.0 million, subject to availability under the borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and initially set at LIBOR plus 2.25%. The ABL Facility matures on February 26, 2020. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

Outstanding Long-Term Debt

Senior Secured Revolving Credit Facility

Our Revolver was a $227.5 million component of our Senior Credit Facility that was due March 18, 2016. On February 27, 2015, we used the net proceeds from the issuance of the $60.0 million 2019 Notes, together with the initial borrowings under our ABL Facility, to refinance our Senior Credit Facility. The Senior Credit Facility was guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

Asset-Based Lending Facility

Our ABL Facility consists of a revolving credit facility with loans there under being available up to an aggregate principal amount of $190.0 million, subject to availability under the borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and initially set at LIBOR plus 2.25%. The ABL Facility matures on February 26, 2020. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

The ABL Facility requires us to maintain a certain minimum consolidated EBITDA measured at the end of each fiscal quarter. Additionally, during certain periods based upon availability of revolver loans being less than an agreed amount, the ABL Facility requires us to meet financial ratios, including, without limitation:

•	a minimum consolidated fixed charge coverage ratio; and

•	a maximum consolidated first lien funded debt to consolidated EBITDA ratio.

An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the ABL Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the ABL Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Tax-Exempt Financings

New York Bonds

As of December 31, 2014, we had outstanding $25.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bond Series 2014 (“New York Bonds”). The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year. An additional $15.0 million aggregate principal amount of New York Bonds may be offered under the same indenture in the future. The New York Bonds mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in the state of New York since June 19, 2013.

As a result of the sale of New York Bonds, we have $5.8 million of restricted cash as of December 31, 2014 that is reserved to finance certain qualified capital projects in the State of New York.

Maine Bonds

As of December 31, 2014, we had outstanding $21.4 million aggregate principal amount of FAME Bonds 2005R-2. The FAME Bonds 2005R-2, which are guaranteed by certain of our subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025. The FAME Bonds 2005R-2 are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

As of December 31, 2014, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025.

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

Vermont Bonds

As of December 31, 2014, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in the state of Vermont since October 5, 2011.

New Hampshire Bonds

As of December 31, 2014, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds, Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in the state of New Hampshire since October 5, 2011.

Senior Subordinated Notes

As of December 31, 2014, we had outstanding $325.0 million aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. In February 2015, we issued an additional $60.0 million aggregate principal amount of 2019 Notes as a part of our effort to refinance our Senior Credit Facility. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of December 31, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guaranteed our Senior Credit Facility.

Summary of Cash Flow Activity

The following table summarizes our cash flows for transition period 2014 as compared to eight month period 2013 (in millions):

	Eight Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$38.3	$25.8
Net cash used in investing activities	$(59.7)	$(45.8)
Net cash provided by financing activities	$19.3	$21.1
Net cash provided by (used in) discontinued operations	$1.8	$(0.1)

The following table summarizes our cash flows for fiscal years 2014, 2013 and 2012, respectively (in millions):

	Fiscal Year Ended April 30,
	2014	2013	2012
Net cash provided by operating activities	$49.6	$43.9	$64.2
Net cash used in investing activities	$(57.9)	$(89.5)	$(70.6)
Net cash provided by financing activities	$9.0	$44.9	$10.2
Net cash used in discontinued operations	$—	$(2.2)	$(1.0)

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $12.5 million for transition period 2014 as compared to eight month period 2013.

The following is a summary of our operating cash flows for transition period 2014 and eight month period 2013 (in millions):

	Eight Months Ended December 31,
	2014	2013
Net loss	$(5.8)	$(4.1)
Adjustments to reconcile net loss to net cash provided by operating activities
Discontinued operations, net of tax	—	0.1
Gain on divestiture	(0.5)	—
Gain on sale of property and equipment	(0.2)	(0.5)
Depreciation and amortization	41.5	40.6
Depletion of landfill operating lease obligations	7.8	7.0
Interest accretion on landfill and environmental remediation liabilities	2.4	2.7
Amortization of discount on second lien notes and senior subordinated notes	0.2	0.2
Impairment of investments	2.3	—
Loss from equity method investments	—	0.8
Gain on sale of equity method investment	—	(0.6)
Loss (gain) on derivative instruments	0.2	(0.1)
Stock-based compensation	1.6	1.7
Excess tax benefit on the vesting of share based awards	(0.1)	—
Deferred income taxes	0.6	1.0

Adjusted net loss before changes in assets and liabilities, net	50.0	48.8
Changes in assets and liabilities, net	(11.7)	(23.0)

Net cash provided by operating activities	$38.3	$25.8

Cash interest payments.

•	Cash interest payments decreased $0.3 million from $18.7 million for eight month period 2013 to $18.4 million for transition period 2014 based on a similar capitalization structure and the timing of payments.

Changes in assets and liabilities, net of effects from business acquisitions and divestitures.

•	Our net cash flow provided by operating activities was unfavorably impacted $11.7 million in transition period 2014 by changes in our assets and liabilities, primarily the result of unfavorable impacts related to accounts receivable (which were affected by both increased revenues in December and a higher days sales outstanding), prepaid expenses, inventories and other assets (which were affected by the timing of payments and expense recognition), accounts payable (which were affected primarily by the timing of payments) and accrued expenses and other liabilities (which were affected primarily by cost changes, the timing of our interest payment on the 2019 Notes, and changes related to accrued final capping, closure, and post-closure costs). This is compared to eight month period 2013, when our net cash flow provided by operating activities was unfavorably impacted $23.0 million by changes in our assets and liabilities driven primarily by a decrease in accounts payable.

•	This period-to-period improvement in our changes in assets and liabilities, net of $11.3 million is due primarily to the favorable $13.9 million impact associated with the change in accounts payable based on cash management over the timing of payments resulting in a lower than normal accounts payable balance as of December 31, 2013. This was partially offset by an unfavorable $1.3 million impact associated with the change in accrued expenses and other liabilities (associated primarily with the amount and timing of capping, closure and post closure payments and the timing of accrued interest payments) and the unfavorable $1.4 million impact associated with the change in prepaid expenses, inventories and other assets.

Net cash used in investing activities. Cash flows used in investing activities increased by $13.9 million for transition period 2014 as compared to eight month period 2013.

The most significant items affecting the change in our investing cash flows for transition period 2014 as compared to eight month period 2013 are summarized below:

•	Capital expenditures. Capital expenditures were $21.6 million higher due primarily to organic business growth (including increased spending on our fleet), the installation of a gas treatment system at our Juniper Ridge landfill, various landfill development costs, and other capital investments associated with certain new contracts and a new MRF in Lewiston, Maine.

•	Proceeds from the sale of equity method investment. During eight month period 2013 we and LP sold our membership interests in GreenFiber. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $2.8 million.

•	Payments related to investments. During eight month period 2013, we made investments in unconsolidated entities totaling $2.0 million, whereas we made no payments related to investments in transition period 2014.

•	Acquisitions, net of cash acquired. During eight month period 2013, cash outflows associated with acquisitions totaled $8.5 million as compared to $0.4 million in transition period 2014 based on the respective acquisition activity. The timing and size of acquisitions are dependent upon opportunity and our access to capital.

Net cash provided by financing activities. Cash flows provided by financing activities decreased $1.8 million during transition period 2014 as compared to eight month period 2013 due to the following:

•	Change in restricted cash. We had $5.8 million in restricted cash associated with the issuance of the New York Bonds.

•	Payments of financing costs. We had a $2.2 million increase in deferred financing cost payments related to the issuance of the New York Bonds, the issuance of the New Hampshire Bonds, and the refinancing of our Senior Credit Facility.

•	Debt activity. We had both an increase in debt borrowings, $26.6 million (associated with the issuance of the New York and New Hampshire Bonds, along with higher capital expenditures), and debt payments, $20.6 million (associated with the pay down of our Revolver using the net proceeds from the issuance of New York Bonds and New Hampshire Bonds).

Net cash provided by (used in) discontinued operations. Cash flows from discontinued operations increased $1.9 million during transition period 2014 as compared to eight month period 2013 due to repayment in full of the remainder of the $2.0 million note receivable associated with the business disposition of BioFuels.

Net cash flows provided by operating activities. Cash flows provided by operating activities increased by $5.7 million and decreased by $20.3 million for fiscal years 2014 and 2013 when compared to the respective prior fiscal year.

The following is a summary of our operating cash flows for fiscal years 2014, 2013 and 2012, respectively (in millions):

	Fiscal Year Ended April 30,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(27.4)	$(54.5)	$(77.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(0.3)	4.5	0.6
Loss (gain) on disposal of discontinued operations, net of tax	0.4	—	(0.7)
Gain on sale of property and equipment	(0.8)	(0.4)	(1.0)
Depreciation and amortization	60.3	56.6	58.4
Depletion of landfill operating lease obligations	9.9	9.4	8.5
Interest accretion on landfill and environmental remediation liabilities	4.0	3.7	3.5
Asset impairment charge	7.5	—	40.7
Development project charge	1.4	—	0.1
Change in fair value of acquisition related contingent consideration	(1.1)	—	—
Amortization of discount on second lien notes and senior subordinated notes	0.2	0.6	1.0
Loss from equity method investments	0.9	4.4	10.0
Impairment of investments	—	—	10.7
Gain on sale of equity method investment	(0.6)	—	—
Loss on derivative instruments	0.3	4.5	—
Loss on debt extinguishment	—	15.6	0.3
Stock-based compensation and related severance expense	2.4	2.5	1.9
Excess tax benefit on the vesting of share based awards	—	(0.1)	(0.3)
Deferred income taxes	1.6	(3.5)	1.8

Adjusted net loss before changes in assets and liabilities, net	58.7	43.3	57.9
Changes in assets and liabilities, net	(9.1)	0.6	6.3

Net cash provided by operating activities	$49.6	$43.9	$64.2

Cash interest payments.

•	Interest payments decreased $6.2 million in fiscal year 2014 due to the timing of payments, as well as lower interest rates as a result of the refinancing in October and November of 2012 of $180.0 million in aggregate principal balance of 11.0% Second Lien Notes. This reduction was partially offset by an increase in interest payments associated with higher average debt balances.

•	Interest payments increased $0.6 million in fiscal year 2013 due to increased debt levels, the conversion of the Bonds from a variable rate to a five year fixed term interest rate of 6.25% per annum in February 2012 and the timing of payments.

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

Hedging

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the fiscal year 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements is $150.0 million and require us to receive interest based on changes in LIBOR and pay interest at a rate of approximately 1.40%. During fiscal year 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. The agreements were both scheduled to mature on March 15, 2016. However, in February 2015 we settled one of the forward starting interest rate derivative agreements for $0.8 million. As of December 31, 2014, we were not party to any interest rate swaps designated as effective cash flow or fair value hedges.

We also use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of December 31, 2014, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $250.0 million. Our ability and willingness to issue securities pursuant to this registration statement will depend on market conditions at the time of any such desired offering and therefore we may not be able to issue such securities on favorable terms, if at all. We issued $60.0 million aggregate principal amount of additional 2019 Notes in February 2015 pursuant to this registration statement.

Contractual Obligations

The following table summarizes our significant contractual obligations and commitments as of December 31, 2014 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Fiscal Year(s) ending December 31,
	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt and capital leases (1)	$1,656	$641	$385,470	$149,263	$537,030
Interest obligations (1)	35,081	70,177	44,053	26,211	175,522
Non-cancellable operating leases (2)	13,169	25,347	26,006	117,608	182,130
Capping / closure / post-closure	2,200	7,219	13,794	105,620	128,833

Total contractual cash obligations (3)	$52,106	$103,384	$469,323	$398,702	$1,023,515

(1)	Based on debt and capital lease balances as of December 31, 2014, with the repayment terms and interest obligations taking into account the refinancing of the Senior Credit Facility, the issuance of the 2019 Notes and the entering into of the ABL Facility in February 2015. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2014.
(2)	Includes obligations related to landfill operating lease contracts.
(3)	Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ended December 31, 2015.

In addition to the above obligations, we have unrecognized tax benefits at December 31, 2014 of approximately $0.8 million. Due to the uncertainty with respect to the timing of future cash flows associated with the unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates as to the timing of cash settlements.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of December 31, 2014, that dollar amount was $53.0 million.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 3 of our consolidated financial statements included in Item 8 of this Transition Report on Form 10-KT.

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

Goodwill and Other Intangibles

We annually assess goodwill impairment at the end of our fiscal year or more frequently if events or circumstances indicate that impairment may exist. Historically, we have performed our annual goodwill impairment test using our fiscal year-end, or April 30th, as the measurement date. Effective with the change in our fiscal year-end from April 30th to December 31st, we have voluntarily changed our goodwill impairment measurement date from April 30th to December 31st to coincide with the change in our fiscal year-end. The voluntary change in our goodwill impairment measurement date was applied prospectively as it represents the modification of an existing principle based on new facts and circumstances.

We may assess whether a goodwill impairment exists using either a qualitative or a quantitative assessment. If we perform a qualitative assessment, it involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

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

We elected to perform a quantitative analysis as part of our annual goodwill impairment test in transition period 2014. As of December 31, 2014, the Step 1 testing for goodwill impairment performed for the Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that the fair value of the Eastern, Western, Recycling and Customer Solutions reporting units exceeded their carrying values by 15.0%, 28.2%, 20.8% and 83.3%, respectively. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in transition period 2014, fiscal year 2014, fiscal year 2013 or fiscal year 2012. However, there can be no assurance that goodwill will not be impaired at any time in the future.

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

See Note 16 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for further disclosure.

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

See Note 3 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for further disclosure.

Self-Insurance Liabilities and Related Costs

We are self-insured for vehicles and workers’ compensation. Our maximum exposure in transition period 2014 under the workers’ compensation plan is $1.0 million per individual event, after which reinsurance takes effect. Our maximum exposure in transition period 2014 under the automobile plan is $1.0 million per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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

See Note 15 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for further disclosure.

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

See Note 11 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for further disclosure.

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

The fair value of each stock option is estimated using a Black-Scholes option pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term option holders will retain their vested stock options before exercising them and the estimated volatility of our common stock price over the expected term. See Note 12 to our consolidated financial statements included under Item 8 of this Transition Report on Form 10-KT for further disclosure.

New Accounting Standards

For a description of the new accounting standards that may affect us, see Note 2 to our consolidated financial statements included in Item 8 of this Transition Report on Form 10-KT.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $134.9 million of long-term debt at December 31, 2014. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at December 31, 2014. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our annual interest expense would increase or decrease by $1.3 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

As of the date of this filing, we are currently party to one interest rate derivative agreement, which we initially entered into to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of this agreement is $75.0 million and requires us to receive interest based on changes in LIBOR and pay interest at a rate of 1.45%. This agreement matures on March 15, 2016.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of December 31, 2014, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on May 1, 2014, the impact on our operating income in transition period 2014 is estimated by management to have been approximately $1.1 million based on the observed impact of commodity price changes on operating income margin during transition period 2014. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Casella Waste Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the “Company”) as of December, 31, 2014, April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the eight month period ended December 31, 2014, and for each of the three years in the period ended April 30, 2014. Our audits also included the financial statement schedules of Casella Waste Systems, Inc. and subsidiaries listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of December 31, 2014, April 30, 2014 and 2013, and the results of their operations and their cash flows for the eight month period ended December 31, 2014, and for each of the years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As discussed in Note 3 to the consolidated financial statements, the Company changed its fiscal year end from April 30 to December 31.

/s/ McGladrey LLP

Boston, Massachusetts

February 27, 2015

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2014	April 30, 2014	April 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,205	$2,464	$1,755
Restricted cash	76	76	76
Accounts receivable – trade, net of allowance for doubtful accounts of $2,153, $1,672 and $1,332	55,750	52,603	48,689
Refundable income taxes	554	465	128
Prepaid expenses	8,763	7,176	5,711
Inventory	4,374	3,905	3,494
Deferred income taxes	2,095	2,502	3,730
Other current assets	4,852	1,255	901
Current assets of discontinued operations	—	359	61

Total current assets	78,669	70,805	64,545
Property, plant and equipment, net of accumulated depreciation and amortization of $736,839, $695,935 and $645,567	414,542	403,424	422,502
Goodwill	119,170	119,139	115,928
Intangible assets, net	11,808	13,420	11,674
Restricted assets	6,632	681	545
Notes receivable – related party	—	—	147
Investments in unconsolidated entities	14,432	16,752	20,252
Other non-current assets	24,542	24,205	27,526
Non-current assets of discontinued operations	—	1,471	—

Total assets	$669,795	$649,897	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	December 31, 2014	April 30, 2014	April 30, 2013
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,656	$885	$1,218
Accounts payable	48,518	51,788	51,974
Accrued payroll and related expenses	6,289	6,062	3,983
Accrued interest	11,094	6,087	6,074
Current accrued capping, closure and post-closure costs	2,208	7,312	3,835
Other accrued liabilities	16,667	17,612	21,014

Total current liabilities	86,432	89,746	88,098

Long-term debt and capital leases, less current portion	534,055	507,134	494,987
Accrued capping, closure and post-closure costs, less current portion	37,621	37,342	39,335
Deferred income taxes	7,080	6,954	6,798
Other long-term liabilities	16,627	17,258	18,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders’ (deficit) equity:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,587,000, 39,086,000 and 38,662,000 shares issued and outstanding as of December 31, 2014, April 30, 2014 and April 30, 2013, respectively	396	391	387
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, as of December 31, 2014, April 30, 2014 and April 30, 2013, respectively	10	10	10
Additional paid-in capital	340,773	338,625	335,857
Accumulated deficit	(353,490)	(347,472)	(324,377)
Accumulated other comprehensive income (loss)	58	39	(592)

Total Casella Waste Systems, Inc. stockholders’ (deficit) equity	(12,253)	(8,407)	11,285
Noncontrolling interests	233	(130)	4,166

Total stockholders’ (deficit) equity	(12,020)	(8,537)	15,451

Total liabilities and stockholders’ (deficit) equity	$669,795	$649,897	$663,119

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Eight Months Ended December 31,		Fiscal Year Ended April 30,
	2014	2013	2014	2013	2012
	(Unaudited)
Revenues	$368,374	$340,069	$497,633	$455,335	$467,950

Operating expenses:
Cost of operations	258,650	236,076	354,592	323,014	318,068
General and administration	45,732	40,803	61,865	58,205	60,264
Depreciation and amortization	41,485	40,618	60,339	56,576	58,415
Environmental remediation charge	950	400	400	—	—
(Gain) expense from divestiture, acquisition and financing costs	(553)	120	144	1,410	—
Asset impairment charge	—	—	7,455	—	40,746
Development project charge	—	—	1,394	—	131
Severance and reorganization costs	—	161	586	3,709	—
Gain on settlement of acquisition related contingent consideration	—	—	(1,058)	—	—
Legal settlement	—	—	—	—	1,359

	346,264	318,178	485,717	442,914	478,983

Operating income (loss)	22,110	21,891	11,916	12,421	(11,033)

Other expense (income):
Interest income	(247)	(184)	(312)	(141)	(42)
Interest expense	25,639	25,357	38,175	41,570	45,008
Loss from equity method investments	—	1,027	936	4,441	9,994
Gain on sale of equity method investment	—	(815)	(593)	—	—
Impairment of investments	2,320	—	—	—	10,680
Loss (gain) on derivative instruments	225	(69)	280	4,512	—
Loss on debt extinguishment	—	—	—	15,584	300
Other income	(720)	(603)	(1,059)	(1,036)	(863)

Other expense, net	27,217	24,713	37,427	64,930	65,077

Loss from continuing operations before income taxes and discontinued operations	(5,107)	(2,822)	(25,511)	(52,509)	(76,110)
Provision (benefit) for income taxes	703	1,162	1,799	(2,526)	1,593

Loss from continuing operations before discontinued operations	(5,810)	(3,984)	(27,310)	(49,983)	(77,703)

Discontinued operations:
Income (loss) from discontinued operations (net of income tax benefit of $0, $0, $0, $0 and $412, respectively)	—	284	284	(4,480)	(614)
(Loss) gain on disposal of discontinued operations (net of income tax provision of $0, $0, $0, $0 and $489, respectively)	—	(378)	(378)	—	725

Net loss	(5,810)	(4,078)	(27,404)	(54,463)	(77,592)

Less: Net income (loss) attributable to noncontrolling interests	208	(355)	(4,309)	(321)	(6)

Net loss attributable to common stockholders	$(6,018)	$(3,723)	$(23,095)	$(54,142)	$(77,586)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(in thousands, except for per share data)

	Eight Months Ended December 31,		Fiscal Year Ended April 30,
	2014	2013	2014	2013	2012
	(Unaudited)
Net loss attributable to common stockholders:
Continuing operations, net of tax	$(6,018)	$(3,629)	$(23,001)	$(49,662)	$(77,697)
Discontinued operations, net of tax	—	(94)	(94)	(4,480)	111

Net loss	$(6,018)	$(3,723)	$(23,095)	$(54,142)	$(77,586)

Weighted average common shares outstanding:
Basic and diluted	40,262	39,774	39,820	34,015	26,749

Basic and diluted earnings per share:
Continuing operations, net of tax	$(0.15)	$(0.09)	$(0.58)	$(1.46)	(2.90)
Discontinued operations, net of tax	—	(0.00)	$(0.00)	(0.13)	0.00

Net loss per common share	$(0.15)	$(0.09)	$(0.58)	$(1.59)	$(2.90)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Net loss	$(5,810)	$(27,404)	$(54,463)	$(77,592)
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments	—	(36)	(2,910)	(1,749)
Realized loss (gain) on derivative instruments reclassified into earnings	—	655	4,247	(578)
Unrealized gain (loss) resulting from changes in fair value of marketable securities	19	12	23	(3)

Other comprehensive income (loss)	19	631	1,360	(2,330)

Comprehensive loss	(5,791)	(26,773)	(53,103)	(79,922)
Less: Comprehensive income (loss) attributable to noncontrolling interests	208	(4,309)	(321)	(6)

Comprehensive loss attributable to common stockholders	$(5,999)	$(22,464)	$(52,782)	$(79,916)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

		Casella Waste Systems, Inc. Stockholders’ (Deficit) Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, April 30, 2011	$93,987	25,589	$256	988	$10	$285,992	$(192,649)	$378	$—

Net loss	(77,592)	—	—	—	—	—	(77,586)	—	(6)
Other comprehensive loss	(2,330)	—	—	—	—	—	—	(2,330)	—
Issuances of Class A common stock	239	402	4	—	—	235	—	—	—
Stock-based compensation	1,855	—	—	—	—	1,855	—	—	—
Contributions from noncontrolling interest holders	1,806	—	—	—	—	—	—	—	1,806
Other	266	—	—	—	—	266	—	—	—

Balance, April 30, 2012	$18,231	25,991	$260	988	$10	$288,348	$(270,235)	$(1,952)	$1,800

Net loss	(54,463)	—	—	—	—	—	(54,142)	—	(321)
Other comprehensive income	1,360	—	—	—	—	—	—	1,360	—
Issuances of Class A common stock	2,840	1,171	12	—	—	2,828	—	—	—
Sale of Class A common stock, net	42,184	11,500	115	—	—	42,069	—	—	—
Stock-based compensation and related severance expense	2,516	—	—	—	—	2,516	—	—	—
Contributions from noncontrolling interest holders	2,687	—	—	—	—	—	—	—	2,687
Other	96	—	—	—	—	96	—	—	—

Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166

Net loss	(27,404)	—	—	—	—	—	(23,095)	—	(4,309)
Other comprehensive income	631	—	—	—	—	—	—	631	—
Issuances of Class A common stock	368	424	4	—	—	364	—	—	—
Stock-based compensation	2,404	—	—	—	—	2,404	—	—	—
Contributions from noncontrolling interest holders	13	—	—	—	—	—	—	—	13

Balance, April 30, 2014	$(8,537)	39,086	$391	988	$10	$338,625	$(347,472)	$39	$(130)

Net (loss) income	(5,810)	—	—	—	—	—	(6,018)	—	208
Other comprehensive income	19	—	—	—	—	—	—	19	—
Issuances of Class A common stock	429	501	5	—	—	424	—	—	—
Stock-based compensation	1,639	—	—	—	—	1,639	—	—	—
Contributions from noncontrolling interest holders	155	—	—	—	—	—	—	—	155
Other	85	—	—	—	—	85	—	—	—

Balance, December 31, 2014	$(12,020)	39,587	$396	988	$10	$340,773	$(353,490)	$58	$233

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(5,810)	$(27,404)	$(54,463)	$(77,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	—	(284)	4,480	614
Loss (gain) on disposal of discontinued operations, net of tax	—	378	—	(725)
Gain on divestiture	(553)	—	—	—
Gain on sale of property and equipment	(197)	(840)	(407)	(1,004)
Depreciation and amortization	41,485	60,339	56,576	58,415
Depletion of landfill operating lease obligations	7,799	9,948	9,372	8,482
Interest accretion on landfill and environmental remediation liabilities	2,366	3,985	3,675	3,479
Asset impairment charge	—	7,455	—	40,746
Development project charge	—	1,394	—	131
Gain on settlement of acquisition related contingent consideration	—	(1,058)	—	—
Amortization of discount on senior subordinated notes and second lien notes	173	243	626	964
Loss from equity method investments	—	936	4,441	9,994
Impairment of investments	2,320	—	—	10,680
Gain on sale of equity method investment	—	(593)	—	—
Loss on derivative instruments	225	280	4,512	—
Loss on debt extinguishment	—	—	15,584	300
Stock-based compensation	1,639	2,404	2,516	1,855
Excess tax benefit on the vesting of share based awards	(84)	—	(96)	(254)
Deferred income taxes	605	1,579	(3,543)	1,824
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(3,147)	(3,418)	139	7,442
Accounts payable	(3,270)	(186)	4,152	4,210
Prepaid expenses, inventories and other assets	(3,550)	(463)	4,056	336
Accrued expenses and other liabilities	(1,715)	(5,053)	(7,714)	(5,726)

Net cash provided by operating activities	38,286	49,642	43,906	64,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(360)	(8,305)	(25,225)	(2,102)
Acquisition related additions to property, plant and equipment	(45)	(2,633)	(1,746)	(529)
Additions to property, plant and equipment	(55,016)	(43,326)	(53,281)	(57,834)
Payments on landfill operating lease contracts	(4,739)	(6,505)	(6,261)	(6,616)
Payments for capital related to divestiture	—	—	(618)	—
Payments related to investments	—	(2,107)	(3,207)	(5,045)
Proceeds from sale of equity method investment	—	3,442	—	—
Proceeds from sale of property and equipment	463	1,524	883	1,492

Net cash used in investing activities	(59,697)	(57,910)	(89,455)	(70,634)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	136,800	161,650	376,346	163,500
Principal payments on long-term debt	(109,281)	(152,380)	(360,858)	(152,806)
Change in restricted cash	(5,819)	—	—	—
Payments of tender premium and costs on second lien notes	—	—	(10,743)	—
Payments of financing costs	(2,605)	(405)	(4,609)	(1,592)
Net proceeds from the sale of Class A common stock	—	—	42,184	—
Proceeds from the exercise of share based awards	143	143	—	337
Excess tax benefit on the vesting of share based awards	84	—	96	254
Contributions from noncontrolling interest holders	—	—	2,531	536

Net cash provided by financing activities	19,322	9,008	44,947	10,229

Discontinued Operations:
Net cash used in operating activities	—	(201)	(1,037)	(396)
Net cash provided by (used in) investing activities	1,830	170	(1,140)	(653)

Net cash provided by (used in) discontinued operations	1,830	(31)	(2,177)	(1,049)

Net (decrease) increase in cash and cash equivalents	(259)	709	(2,779)	2,717
Cash and cash equivalents, beginning of period	2,464	1,755	4,534	1,817

Cash and cash equivalents, end of period	$2,205	$2,464	$1,755	$4,534

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,439	$35,162	$41,348	$40,710
Income taxes, net of refunds	$182	$532	$(253)	$5,048
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Receivable due from noncontrolling interest holder	$152	$—	$—	$—
Property, plant and equipment acquired through lease obligations	$—	$2,301	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, industrial services, discontinued operations and earnings from equity method investees are included in our Other segment.

The accompanying consolidated financial statements, which include the accounts of the Parent, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission ( “SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Assets and liabilities of discontinued operations and assets held-for-sale are segregated from those of continuing operations and reported in separate captions in the balance sheet, as applicable. The results of operations that have been disposed of or classified as held-for-sale and qualify for discontinued operations accounting are reported in discontinued operations, as applicable.

2.	ACCOUNTING CHANGES

Adoption of New Accounting Pronouncements

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the reporting of an unrecognized tax benefit, or portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The update provides an exception, requiring the unrecognized tax benefit to be presented in the financial statements as a liability when the carryforward is not available at the reporting date under the tax laws to settle additional income taxes that would result in the disallowance of a tax provision or the tax laws do not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. This guidance is effective prospectively, with retrospective application permitted, for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2013, with early adoption permitted. We adopted this guidance effective May 1, 2014 and it has not had a material impact on our consolidated financial statements.

New Accounting Pronouncements Pending Adoption

Revenue Recognition

In May 2014, the FASB issued an accounting standards update for the recognition of revenue, which supersedes existing revenue recognition requirements and most industry-specific guidance. The update provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2016 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential impact of these changes to our consolidated financial statements as a result of adopting this standard.

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2014, with early adoption permitted, but only for disposals, or classifications as held for sale, that have not been reported in financial statements previously issued or available for issuance. Adoption of this standard may impact the presentation of, and disclosures in, our consolidated financial statements and notes thereto.

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

Change in Fiscal Year

In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year became effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. Under this change, we have filed this Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2014 (“transition period 2014”).

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable-trade and derivative instruments. We maintain cash and cash equivalents and restricted cash with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Concentration of credit risk with respect to accounts receivable-trade is limited because a large number of geographically diverse customers comprise our customer base, thus spreading the trade credit risk. At December 31, 2014, April 30, 2014 and April 30, 2013, no single group or customer represented greater than 5% of total accounts receivable-trade. We manage credit risk through credit evaluations, credit limits and monitoring procedures. We may also use credit insurance from time to time. We perform ongoing credit evaluations of our customers, but generally do not require collateral to support accounts receivable-trade. Credit risk related to derivative instruments results from the fact we at times enter into interest rate derivative and commodity price hedge agreements with various counterparties. We monitor our derivative positions by regularly evaluating positions and the creditworthiness of the counterparties.

Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts

Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts, represents its estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past-due accounts receivable-trade are written off when deemed to be uncollectible.

Inventory

Inventory includes secondary fibers, recyclables ready for sale, and parts and supplies. Inventory is stated at the lower of cost (first-in, first-out) or market.

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

Landfill development costs are also included in property, plant and equipment. Landfill development costs include costs to develop each of our landfill sites, including such costs related to landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction, and other capital infrastructure. Additionally, landfill development costs include all land purchases within the landfill footprint and the purchase of any required landfill buffer property. Under life-cycle accounting, these costs are capitalized and charged to expense based on tonnage placed into each site. See the “Landfill Accounting” accounting policy below for disclosure over the amortization of landfill development costs and Note 6 for disclosure over property, plant and equipment.

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

Landfill Development Costs

We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during transition period 2014, the fiscal year ended April 30, 2014 (“fiscal year 2014), the fiscal year ended April 30, 2013 (“fiscal year 2013”) and the fiscal year ended April 30, 2012 (“fiscal year 2012”) was $333, $256, $368 and $407, respectively.

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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates or related assumptions prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses. Higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.

Final Capping, Closure and Post-Closure Costs

The following is a description of our landfill asset retirement activities and related accounting:

Final Capping Costs. Final capping activities include the installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Final capping activities occur throughout the life of the landfill. Our engineering personnel estimate the cost for each final capping event based on the acreage to be capped, along with the final capping materials and activities required. The estimates also consider when these costs would actually be paid and factor in inflation and discount rates. The engineers then quantify the landfill capacity associated with each final capping event and the costs for each event are amortized over that capacity as waste is received at the landfill.

Closure and Post-Closure Costs. Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, lawyers, accounting personnel and consultants, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended, as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.

Our estimated future closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (2.3% for transition period 2014). Final capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations at December 31, 2014 is between approximately 9.0% and 9.5%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-

closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $2,275, $3,967, $3,538 and $3,341 in transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively.

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

We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted cash. Surety bonds securing closure and post-closure obligations at December 31, 2014, April 30, 2014 and April 30, 2013 totaled $144,633, $133,847 and $128,551, respectively. Letters of credit securing closure and post-closure obligations at December 31, 2014, April 30, 2014 and April 30, 2013 totaled $1,104, $1,104 and $1,752, respectively. See Note 5 for disclosure over restricted cash securing closure and post-closure obligations.

Landfill Operating Lease Contracts

We entered into three landfill operation and management agreements in the fiscal year ended April 30, 2004 and one landfill operation and management agreement in the fiscal year ended April 30, 2006. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements require us to make future minimum rental payments, including success/expansion fees, other direct costs and final capping, closure and post-closure costs. The value of all future minimum rental payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of any land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. See Note 6 for disclosure over depletion of landfill operating lease contracts.

Leases

We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, lease concessions, capital project funding, penalties or other obligations that we consider in determining minimum rental payments. Leases are classified as either operating leases or capital leases, as appropriate.

Operating Leases. Many of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum rental payments or (2) minimum lease terms that are much shorter than the assets’ economic useful lives. We expect that, in the normal course of business, our operating leases will be replaced by other leases, or replaced with fixed asset expenditures. See Note 11 for disclosure over future minimum lease payments related to our operating leases.

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

Investments in Unconsolidated Entities

Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. The following table summarizes our equity and cost method investments as of December 31, 2014, April 30, 2014 and April 30, 2013:

	December 31, 2014	April 30, 2014	April 30, 2013
Equity method investments	$—	$—	$3,766
Cost method investments	14,432	16,752	16,486

Investments in unconsolidated entities	$14,432	$16,752	$20,252

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

When we assess the carrying value of our investments for potential impairment, determining the fair value of our investments is reliant upon the availability of market information and/or other information provided by third-parties to be able to develop an estimate of fair value. Additionally, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or other holders of these investments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair values. The current estimates of fair value could differ significantly from the amounts presented.

Equity Method Investments

GreenFiber. In the fiscal year ended April 30, 2001, we entered into a joint venture agreement with Louisiana-Pacific Corporation (“LP”) to combine our respective cellulose insulation businesses into a single operating entity, US GreenFiber LLC (“GreenFiber”). On December 5, 2013, we and LP executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in GreenFiber for total cash consideration of $18,000 plus an expected working capital true up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed on December 5, 2013 for $19,194 in gross cash proceeds, including a $1,194 working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our portion of the net cash proceeds based on our 50% membership interest amounted to $3,442. After considering the $593 impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive loss on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $593 in fiscal year 2014. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.

Tompkins. In May 2011, we finalized the terms of a joint venture agreement with FCR, LLC (“FCR”) to form Tompkins County Recycling LLC (“Tompkins”), a joint venture that operates a material recovery facility (“MRF”) located in Tompkins County, New York and processes and sells commodities delivered to the Tompkins MRF. On December 31, 2013, we purchased the remaining 50% membership interest of Tompkins for total cash consideration of $425. The acquisition-date fair value of our investment in Tompkins, which was determined using the cost approach based on an assessment of the price to purchase the acquired assets of Tompkins, prior to the acquisition date was $300. We recognized a $106 gain through loss from equity method investments due to the remeasurement in fiscal year 2014. As a result of the purchase, we no longer account for our investment in Tompkins using the equity method of accounting and began including the results of Tompkins in our consolidated financial statements.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects in the State of New York, interest rate derivatives, trade payables and long-term debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. See Note 10 and Note 13 for fair value disclosure over long-term debt and financial instruments, respectively. See the “Derivatives and Hedging” accounting policy below for the fair value disclosure over interest rate derivatives.

Business Combinations

We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, MRFs and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.

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

Self-Insurance Liabilities and Related Costs

We are self-insured for vehicles and workers’ compensation. Our maximum exposure in transition period 2014 under the workers’ compensation plan is $1,000 per individual event, after which reinsurance takes effect. Our maximum exposure in transition period 2014 under the automobile plan is $1,000 per individual event, after which reinsurance takes effect. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $10,863, $10,280 and $11,362 at December 31, 2014, April 30, 2014 and April 30, 2013, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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

The fair value of commodity hedges are obtained or derived from our counter-parties using valuation models that take into consideration market price assumptions for commodities based on underlying active markets. We were not party to any commodity hedge contracts as of December 31, 2014, April 30, 2014 and April 30, 2013.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ (deficit) equity as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt. We were not party to any interest rate derivative agreements deemed to be effective cash flow hedges as of December 31, 2014, April 30, 2014 and April 30, 2013. For interest rate derivatives deemed to be ineffective cash flow hedges, the change in fair value is recorded through earnings and included in loss (gain) on derivative instruments. We entered into two interest rate derivative agreements in fiscal year 2012, that were deemed to be ineffective cash flow hedges.

We entered into these two interest rate derivative agreements to hedge the interest rate risk associated with a forecasted financing transaction to redeem our previously outstanding 11% senior second lien notes (“Second Lien Notes”) effective January 15, 2013. The total notional amount of these interest rate derivative agreements is $150,000. The agreements require us to receive interest based on changes in the London Interbank Offered Rate (“LIBOR”) index and pay interest at a rate of approximately 1.40%. We dedesignated both of the $75,000 interest rate derivative agreements in fiscal year 2013 and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable due to the redemption of our Second Lien Notes. We reclassified a $3,626 loss from accumulated other comprehensive income (loss) to earnings as a loss on derivative instruments in fiscal year 2013. Our obligation associated with these interest rate swaps, which we record in other accrued liabilities and other long-term liabilities, at December 31, 2014 is $1,668. The agreements were both scheduled to mature on March 15, 2016. However, in February 2015 we settled one of the forward starting interest rate derivative agreements for $830. As of December 31, 2014, we were not party to any interest rate swaps designated as effective cash flow or fair value hedges.

The fair value of interest rate derivatives is calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swaps, adjusted by the credit risk of our counter-parties and us based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value.

Contingent Liabilities

We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 11 for disclosure over loss contingencies. Contingent liabilities accounted for under purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business. See Note 4 for disclosure over a contingent liability assumed as part of the acquisition of a business.

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

Goodwill. We annually assess goodwill impairment at the end of our fiscal year or more frequently if events or circumstances indicate that impairment may exist. Historically, we have performed our annual goodwill impairment test using our fiscal year-end, or April 30th, as the measurement date. Effective with the change in our fiscal year-end from April 30th to December 31st, we have voluntarily changed our goodwill impairment measurement date from April 30th to December 31st to coincide with the change in our fiscal year-end. The voluntary change in our goodwill impairment measurement date was applied prospectively as it represents the modification of an existing principle based on new facts and circumstances.

We may assess whether a goodwill impairment exists using either a qualitative or a quantitative assessment. If we perform a qualitative assessment, it involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment.

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

We elected to perform a quantitative analysis as part of our annual goodwill impairment test in transition period 2014. As of December 31, 2014, the Step 1 testing for goodwill impairment performed for the Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that the fair value of the Eastern, Western, Recycling and Customer Solutions reporting units exceeded their carrying values by 15.0%, 28.2%, 20.8% and 83.3%, respectively. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in transition period 2014, fiscal year 2014, fiscal year 2013 or fiscal year 2012. However, there can be no assurance that goodwill will not be impaired at any time in the future.

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

Cost Method Investments. As of December 31, 2014, we owned 6.7% of the outstanding common stock or Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In transition period 2014, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we had a third-party valuation specialist complete a valuation analysis using an income approach based on discounted cash flows to determine an enterprise value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on this analysis, it was determined that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded a charge of $2,320 as impairment of investments in transition period 2014. As of December 31, 2014, the carrying amount of our cost method investment in Recycle Rewards is $2,160.

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

Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity, as defined by the FASB Accounting Standards Codification (“ASC”), can be classified as a discontinued operation. In addition, only components where the cash flows of the component have been or will be eliminated from ongoing operations by the end of the assessment period and where we do not have a significant continuing involvement with the divested operations would qualify for discontinued operations accounting. See Note 17 for disclosure over discontinued operations.

Subsequent Events

Except as disclosed, no material subsequent events have occurred since December 31, 2014 through the date of this filing that would require recognition or disclosure in our current period consolidated financial statements.

4.	BUSINESS COMBINATIONS

We acquired various businesses during transition period 2014, fiscal year 2014 and fiscal year 2013, including several solid waste hauling operations, a transfer station, a MRF and an industrial service management business (included in the Other segment). The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the acquisition of Bestway Disposal Services and BBI Waste Services (“BBI”) in fiscal year 2013, are expected to be deductible for tax purposes. See Note 15 for disclosure over the tax impact associated with the acquisition of BBI.

The purchase price paid for these acquisitions during transition period 2014, fiscal year 2014 and fiscal year 2013 and the allocation of the purchase price is as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013
Purchase Price:
Cash used in acquisitions, net of cash acquired	$314	$7,860	$25,225
Common stock issued	—	—	2,650
Other non-cash considerations	—	555	—
Contingent consideration and holdbacks (1)	67	1,653	33

Total	381	10,068	27,908
Current assets	—	814	1,422
Equipment	99	2,010	9,423
Other liabilities, net	—	(241)	(7,009)
Intangible assets	251	4,302	9,850

Fair value of assets acquired and liabilities assumed	350	6,885	13,686

Excess purchase price to be allocated to goodwill	$31	$3,183	$14,222

(1)	In fiscal year 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business completed earlier in fiscal year 2014. As a result, we recorded a $1,058 gain on settlement of acquisition related contingent consideration in fiscal year 2014.

The following unaudited pro forma combined information shows our operational results for transition period 2014, fiscal year 2014 and fiscal year 2013 as though each of the acquisitions completed in transition period 2014, fiscal year 2014 and fiscal year 2013 had occurred as of May 1, 2012.

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013
Revenue	$368,641	$502,304	$478,630
Operating income	$22,143	$12,770	$14,820
Net loss attributable to common stockholders	$(6,015)	$(22,775)	$(53,759)
Basic net loss per common share attributable to common stockholders	$(0.15)	$(0.57)	$(1.58)

Basic and diluted weighted average shares outstanding	40,262	39,820	34,015

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

Restricted cash / restricted assets consist of cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects in the State of New York. The $5,819 of restricted cash reserved to finance certain qualified capital projects in the State of New York is a portion of the proceeds received from the sale of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”) in December 2014.

A summary of restricted cash / restricted assets as of December 31, 2014, April 30, 2014 and April 30, 2013 is as follows:

	December 31, 2014	April 30, 2014	April 30, 2013
Current:
Landfill closure	$76	$76	$76

Non Current:
Capital projects	$5,819	$—	$—
Landfill closure	813	681	545

Total	$6,632	$681	$545

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2014, April 30, 2014 and April 30, 2013 consists of the following:

	December 31, 2014	April 30,
		2014	2013
Land	$21,671	$21,445	$20,722
Landfills	513,851	496,515	475,855
Landfill operating lease contracts	120,607	115,867	109,363
Buildings and improvements	139,461	134,787	133,330
Machinery and equipment	127,359	117,193	120,314
Rolling stock	138,201	128,155	128,038
Containers	90,231	85,397	80,447

	1,151,381	1,099,359	1,068,069
Less: accumulated depreciation and amortization	736,839	695,935	645,567

	$414,542	$403,424	$422,502

Depreciation expense for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 was $21,599, $33,094, $34,065 and $37,829, respectively. Landfill amortization expense for transition period 2014, fiscal year 2014, fiscal year 2013 and 2012 was $17,912, $24,689, $21,206 and $19,957, respectively. Depletion expense on landfill operating lease contracts for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 was $7,799, $9,948, $9,372 and $8,482, respectively, and was recorded in cost of operations.

7.	GOODWILL AND INTANGIBLE ASSETS

The following tables show the activity and balances related to goodwill from April 30, 2012 through December 31, 2014:

	April 30, 2014	Acquisitions	December 31, 2014
Eastern region	$17,429	$—	$17,429
Western region	87,666	31	87,697
Recycling	12,315	—	12,315
Other	1,729	—	1,729

Total	$119,139	$31	$119,170

	April 30, 2013	Acquisitions	Other (1)	April 30, 2014
Eastern region	$16,858	$539	$32	$17,429
Western region	86,880	790	(4)	87,666
Recycling	12,190	125	—	12,315
Other	—	1,729	—	1,729

Total	$115,928	$3,183	$28	$119,139

	April 30, 2012	Acquisitions	Other (2)	April 30, 2013
Eastern region	$58	$12,939	$3,861	$16,858
Western region	89,458	1,283	(3,861)	86,880
Recycling	12,190	—	—	12,190

Total	$101,706	$14,222	$—	$115,928

(1)	Goodwill adjustments related to acquisition activity, including the finalization of the deferred tax liability associated with the December 5, 2012 BBI acquisition.
(2)	Goodwill reclassification between the Eastern and Western regions associated with the realignment of certain operations between the reporting units during fiscal year 2013.

Intangible assets as of December 31, 2014, April 30, 2014 and April 30, 2013 consist of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2014
Intangible assets	$17,296	$16,071	$33,367
Less accumulated amortization	(15,730)	(5,829)	(21,559)

	$1,566	$10,242	$11,808

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2014
Intangible assets	$17,245	$15,760	$33,005
Less accumulated amortization	(15,363)	(4,222)	(19,585)

	$1,882	$11,538	$13,420

	Covenants Not-to-Compete	Client Lists	Total
Balance, April 30, 2013
Intangible assets	$17,043	$11,660	$28,703
Less accumulated amortization	(14,800)	(2,229)	(17,029)

	$2,243	$9,431	$11,674

Intangible amortization expense for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 was $1,974, $2,556, $1,306 and $629, respectively.

The intangible amortization expense estimated for the five fiscal years following transition period 2014 and thereafter is as follows:

Estimated Future Amortization Expense as of December 31, 2014:
For the fiscal year ending December 31, 2015	$2,569
For the fiscal year ending December 31, 2016	$2,045
For the fiscal year ending December 31, 2017	$1,783
For the fiscal year ending December 31, 2018	$1,582
For the fiscal year ending December 31, 2019	$1,214
Thereafter	$2,615

8.	FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 3 to these consolidated financial statements. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for transition period 2014, fiscal year 2014, and fiscal year 2013 are as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013
Beginning balance	$44,654	$43,170	$39,629
Obligations incurred	2,169	3,621	3,188
Revisions in estimates (1)	(3,378)	(3,728)	(694)
Accretion expense	2,275	3,967	3,538
Obligations settled (2)	(5,891)	(2,376)	(2,491)

Ending balance	$39,829	$44,654	$43,170

(1)	The revisions in estimates for final capping, closure and post-closure for transition period 2014, fiscal year 2014 and fiscal year 2013 consist of changes in cost estimates and the timing of final capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.
(2)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

9.	OTHER ACCRUED LIABILITIES

Other accrued liabilities, classified as current liabilities, as of December 31, 2014, April 30, 2014 and 2013 consist of the following:

	December 31, 2014	April 30, 2014	April 30, 2013
Maine Energy remediation reserve	$1,247	$2,932	$4,500
Other accrued liabilities	15,420	14,680	16,514

Total other accrued liabilities	$16,667	$17,612	$21,014

10.	LONG-TERM DEBT AND CAPITAL LEASES

Recent Financing Activities

In February 2015, we issued an additional $60,000 aggregate principal amount of 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”) as a part of our effort to refinance our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”). The 2019 Notes, which are fungible and subject to the same terms as the $325,000 existing 2019 Notes, were issued at a discount of approximately $476 to be accreted over the remaining term of the 2019 Notes. On February 27, 2015, we used the net proceeds from this issuance, together with the initial borrowings under our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”), to refinance our Senior Credit Facility.

Our ABL Facility consists of a revolving credit facility with loans there under being available up to an aggregate principal amount of $190,000, subject to availability under the borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100,000, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and initially set at LIBOR plus 2.25%. The ABL Facility matures on February 26, 2020. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

The ABL Facility requires us to maintain a certain minimum consolidated EBITDA measured at the end of each fiscal quarter. Additionally, during certain periods based upon availability of revolver loans being less than an agreed amount, the ABL Facility requires us to meet financial ratios, including, without limitation:

•	a minimum consolidated fixed charge coverage ratio; and

•	a maximum consolidated first lien funded debt to consolidated EBITDA ratio.

An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the ABL Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the ABL Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Long-term debt and capital leases as of December 31, 2014, April 30, 2014 and April 30, 2013 consist of the following:

	December 31, 2014	April 30, 2014	April 30, 2013
Senior Secured Revolving Credit Facility:

Due March 2016; bearing interest at LIBOR plus 3.75%	$131,300	$133,860	$123,200

Tax-Exempt Bonds:

New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014; senior unsecured due December 2044 – fixed rate interest period through 2019, bearing interest at 3.75%	25,000	—	—

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2; senior unsecured due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400	21,400

Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013; senior unsecured due April 2036 – fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000	16,000

Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; senior unsecured due April 2029 – fixed rate interest period through 2019, bearing interest at 4.00%	11,000	—	—

Finance Authority of Maine Solid Wasete Disposal Revenue Bonds Series 2005R–1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600	3,600

Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; letter of credit backed due April 2029 – converted to fixed rate interest period, bore interest at SIFMA Index	—	5,500	5,500

Other:

Capital leases maturing through April 2023, bearing interest at up to 7.70%	3,295	3,710	2,012

Notes payable maturing through April 2017, bearing interest at up to 6.00%	435	440	1,228

Senior Subordinated Notes:

Due February 2019; bearing interest at 7.75% (including unamortized discount of $1,319, $1,491 and $1,735)	323,681	323,509	323,265

	535,711	508,019	496,205
Less – current maturities of long-term debt	1,656	885	1,218

	$534,055	$507,134	$494,987

Senior Secured Revolving Credit Facility

Our amended and restated senior secured revolving credit facility (“Revolver”) was a $227,500 component of our Senior Credit Facility that was due March 18, 2016. The Senior Credit Facility was guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets.

The Senior Credit Facility, as amended, also contained a number of important negative covenants which restricted, among other things, our ability to sell assets, pay dividends, invest in non-wholly owned entities, repurchase stock, incur debt, grant liens and issue preferred stock. As of the last required measurement date, we were in compliance with all covenants under the indenture governing the Senior Credit Facility.

Further advances were available under the Revolver in the amount of $69,133 as of December 31, 2014. The available amount is net of outstanding irrevocable letters of credit totaling $27,067 as of December 31, 2014, at which date no amount had been drawn.

Tax-Exempt Financings

New York Bonds

In December 2014, we completed a financing transaction involving $25,000 aggregate principal amount of New York Bonds. We borrowed the proceeds of the New York Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in the state of New York since June 19, 2013.

As of December 31, 2014, we had outstanding $25,000 aggregate principal amount of New York Bonds. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year. An additional $15,000 aggregate principal amount of New York Bonds may be offered under the same indenture in the future. The New York Bonds mature on December 1, 2044.

Maine Bonds

In the fiscal year 2012, we completed a financing transaction consisting of the conversion and remarketing of $21,400 principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) from a variable rate to a fixed term.

As of December 31, 2014, we had outstanding $21,400 aggregate principal amount of FAME Bonds 2005R-2. The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of December 31, 2014, we had outstanding $3,600 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025.

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

Vermont Bonds

In the fiscal year 2013, we completed a financing transaction involving the issuance, by the Vermont Economic Development Authority, of $16,000 aggregate principal amount of its Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”).

As of December 31, 2014, we had outstanding $16,000 aggregate principal amount Vermont Bonds. The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in the state of Vermont since October 5, 2011.

New Hampshire Bonds

In the second quarter of transition period 2014, we completed a financing transaction involving $11,000 aggregate principal amount of tax-exempt Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”), consisting of the conversion and remarketing of $5,500 principal amount New Hampshire Bonds from a variable rate to a fixed term rate and the issuance of an additional $5,500 principal amount fixed term rate New Hampshire Bonds. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Revolver for qualifying property, plant and equipment assets purchased in the state of New Hampshire since October 5, 2011.

As of December 31, 2014, we had outstanding $11,000 aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029.

Senior Subordinated Notes

In fiscal year 2012, we completed the offering of $200,000 of 2019 Notes. The net proceeds from the 2019 Notes, together with other available funds, were used to refinance our then outstanding senior subordinated notes due February 1, 2013 and to pay related transaction costs.

In fiscal year 2013, we completed the offering of an additional $125,000 of 2019 Notes. The 2019 Notes were issued at a discount of $1,863, which is amortized to interest expense over the life of the 2019 Notes. The net proceeds from the offering of additional 2019 Notes, along with $50,000 of Revolver borrowings, $42,184 of net equity proceeds from the offering and sale of Class A common stock and other available funds were used to redeem our Second Lien Notes in full and to pay related transaction costs.

As of December 31, 2014, we had outstanding $325,000 aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of December 31, 2014, we were in compliance with all covenants under the indenture governing the 2019 Notes and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

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

Interest Expense

The components of interest expense for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 are as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Interest expense on debt, capital lease and financing lease obligations	$23,065	$34,216	$36,955	$40,156
Amortization of debt financing costs	2,020	2,757	3,325	3,307
Amortization of debt discounts	173	243	626	964
Letter of credit fees	714	1,215	1,032	988
Less: capitalized interest	(333)	(256)	(368)	(407)

Total interest expense	$25,639	$38,175	$41,570	$45,008

Fair Value of Debt

As of December 31, 2014, the fair value of our fixed rate debt, including our 2019 Notes, FAME Bonds 2005R-2, Vermont Bonds, New York Bonds and New Hampshire Bonds was approximately $401,861 and the carrying value was $398,400. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of December 31, 2014, the fair value of our Revolver approximated its carrying value of $131,300 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs. The carrying value of our remaining material variable rate debt, the FAME Bonds 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

Future Maturities of Debt

Aggregate principal maturities of long-term debt and capital leases as of December 31, 2014 are as follows:

Estimated Future Payments as of December 31, 2014:
2015	$1,656
2016	131,704
2017	237
2018	226
2019 (1)	323,925
Thereafter	77,963

$535,711

(1)	Includes unamortized discount of $1,319 on 2019 Notes.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease operating facilities and equipment in the ordinary course of our business under various operating leases with monthly payments varying up to $50. Future minimum rental payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $4,868, $5,651, $5,372 and $5,213 in transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively.

Future minimum rental payments under non-cancellable operating leases, which include landfill operating leases, as of December 31, 2014 are as follows:

Estimated Future Minimum Rental Payments as of December 31, 2014:
2015	$13,169
2016	12,899
2017	12,448
2018	13,516
2019	12,490
Thereafter	117,608

Total minimum rental payments	$182,130

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

New York Attorney General Matter

In July 2014, we entered into an Assurance of Discontinuance (“AOD”) with the office of the New York Attorney General (“NYAG”) in connection with our commercial practices in certain specified counties in New York. The AOD requires, among other things, that we modify our service contracts for two to ten yard containers with our commercial customers in the specified counties by shortening the initial term of such contracts to two years and providing for only one extension term of one year. We also agreed (i) to limit the liquidated damages to be paid by a customer, if a customer prematurely terminates its contract with us, to three months in year one of the contract and one month in year two or any extension year of the contract, (ii) to provide the NYAG with post-acquisition notice within thirty days of an acquisition of a provider of solid waste services with a value of $350 or more and (iii) to pay the State of New York the sum of $100. We recorded a charge of $100, included in general and administration, in the first quarter of transition period 2014. The counties in New York covered by the AOD are Allegany, Cattaraugus, Chautauqua, Chemung, Clinton, Franklin, Schuyler, St. Lawrence, Steuben, and Tompkins. This matter is now closed other than with respect to ongoing compliance.

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the Massachusetts Department of Environmental Protection (“MADEP”) alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. The Draft Order seeks a civil administrative cash penalty of $67 and an additional administrative penalty in the form of a Supplemental Environmental Project in the amount of $201. We are working with the MADEP to address these allegations to arrive at an appropriate resolution thereof. It is probable that we will incur a loss with respect to this matter and as a result we recorded a charge of $172 in general and administration in transition period 2014.

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

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by

WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any significant costs relating to onsite remediation will be incurred until the fiscal year ending December 31, 2016. WSI is jointly and severally liable with the other Respondents for the total cost to remediate.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars until the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.7%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for transition period 2014, fiscal year 2014 and fiscal year 2013 are as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013
Beginning balance	$5,320	$5,297	$5,210
Obligations incurred	—	31	—
Revisions in estimates (1)	—	(118)	—
Accretion expense	92	138	138
Payments	(270)	(28)	(51)

Ending balance	$5,142	$5,320	$5,297

(2)	Associated with changes in estimated future costs to complete the remediation, the discount rate and/or the portion of the total remediation costs that we are responsible for.

Southbridge Landfill Environmental Remediation Liability

On or about August 24, 2013, we experienced the movement of stockpiled earth at our Southbridge landfill in Southbridge, Massachusetts. The stockpiled materials consisted of soil removed and relocated to create space for the construction of additional landfill airspace at our Southbridge landfill. The earth had been relocated and stored during the fall, winter and spring construction season of the fiscal year 2013.

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

In January 2014, we received correspondence from the Massachusetts’ Office of the Attorney General (“MAAG”), advising us that the MAAG intended to schedule a meeting with us to discuss this incident, and to possibly file suit against us for violation of the Massachusetts Wetlands Protection, Clean Air and solid Waste Acts. We met with the MAAG in March 2014 and again in July 2014, and continued to communicate with the MAAG until this matter was resolved as discussed below. On or about April 25, 2014, we notified MADEP and other interested parties that areas of sloughing had occurred in a plateau created as part of new cell construction at our Southbridge landfill. The same contractor and technical advisor that were involved in the initial movement of stockpiled earth are also involved in the new cell construction that included this area of sloughing. We repaired the areas of sloughing on April 25. 2014 and no damage occurred in the abutting wetlands. On May 9, 2014, MADEP issued a UAO directing us to ensure that the areas of sloughing at the plateau were repaired and to take steps to ensure that there would be no incursion into the wetlands, and requiring that we undertake corrective actions to ensure the stability of the plateau. Prior to MADEP’s issuance of the latest UAO in May, we were in the process of awarding a contract to a soil remediation company to undertake corrective actions and ensure stability at the plateau. This contract was awarded, and the work was finished in September 2014.

Following these events, we reached agreement on the terms of a Consent Judgment with the MAAG, which was finalized and approved by the Superior Court of Massachusetts on December 10, 2014. We agreed to pay a civil penalty of $200 to the MAAG (with $50 suspended pending satisfactory completion of remediation at the Southbridge landfill, which work has been satisfactorily completed) and $20 to Charlton, wherein the wetlands were located. This matter is now closed with respect to the MAAG, other than on-going compliance.

We anticipate that the execution of the Plan and related matters not under the supervision of MADEP will involve remediation costs of approximately $3,567, including the resolution with the MAAG as discussed above, and that such costs could be higher if actual costs exceed estimates. Of the $3,567, we have incurred costs of $3,337 as of December 31, 2014, and anticipate spending an additional $230 for final site work completion. We provided our insurer with notice of the Plan, and the costs expended by us to date to comply with the Plan. We previously provided notice to our contractor and technical advisor that the movement occurred, that significant remediation costs will be or have been incurred in executing the Plan and related matters, and that we expected our contractor and technical advisor to assist in the execution of the Plan and related matters, to share in the remediation costs thereof as responsible parties, and to provide notice to their own insurers.

We have concluded discussions with our contractor, our technical advisor and our insurance company, and have entered into settlement agreements and releases with all parties. Our contractor, Casella Construction, Inc. (“CCI”), which continued to perform work for us at the Southbridge landfill to assist in the remediation of the site, contributed $740 to our costs in contributed cash and non-compensable services. Our technical advisor, Geosyntec Consultants, Inc. (“GCI”) $1,300 to our costs in cash. Our insurer, Steadfast Insurance Company (“Steadfast”) contributed $177 to our costs in cash, and waived its rights of subrogation against all third parties. Accordingly, we believe that the residual loss to us will be approximately $1,350, including the resolution of our issues with the MAAG matter as discussed above, and after undertaking certain additional site work not a part of the MAAG discussed, and accounting for the contributions from CCI, GCI, and Steadfast, is probable. Accordingly, we have recorded a charge of $950 in transition period 2014 as an environmental remediation charge. We had previously recorded a charge of $400 in the fiscal year 2014 as environmental remediation charge.

The total expected environmental remediation payments, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

Estimated Future Environmental Remediation Payments as of December 31, 2014:
2015	$250
2016	3,084
2017	826
2018	42
2019	26
Thereafter	793

Total	$5,021

A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liability to the amount recognized in the statement of financial position as of December 31, 2014 is as follows:

Undiscounted liability	$5,021
Plus inflation	121

Liability balance – December 31, 2014	$5,142

Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Employment Contracts

We have entered into employment contracts with four of our executive officers. The contracts are dated June 18, 2001, March 31, 2006, July 6, 2010 and September 1, 2012. Each contract had an initial term between one and three years and a covenant not-to-compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,397. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not executive officers.

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

Preferred Stock

We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2014, April 30, 2014 and April 30, 2013, we had no shares issued.

Stock Based Compensation

Stock Incentive Plans

1997 Stock Option Plan. In the fiscal year ended April 30, 1998, we adopted the 1997 Stock Option Plan (“1997 Plan”) a stock option plan for employees, officers and directors of, and consultants and advisors to us. The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan.

1997 Non-Employee Director Stock Option Plan. In the fiscal year ended April 30, 1998, we adopted a stock option plan for our non-employee directors. The 1997 Non-Employee Director Stock Option Plan (“Non-Employee Director Plan”) provided for the issuance of a maximum of 200 shares of Class A common stock pursuant to the grant of non-statutory options. The Non-Employee Director Plan terminated as of July 31, 2007.

2006 Stock Incentive Plan. In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was subsequently amended in fiscal year 2010. Up to an aggregate amount equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Plan (“Prior Plans”) which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued, may be issued pursuant to awards granted under the 2006 Plan. As of December 31, 2014, there were 1,010 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents which were previously issued under our terminated plans and have since become available for grant because such awards expired or otherwise resulted in shares not being issued.

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

Stock Options

The following table summarizes stock option activity for transition period 2014.

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2014	1,368	$8.65
Granted	200	$4.86
Exercised	(33)	$4.30
Forfeited	(155)	$13.17

Outstanding, December 31, 2014	1,380	$7.70	5.3	$55

Exercisable, December 31, 2014	857	$9.58	3.2	$46

Expected to vest, December 31, 2014	1,379	$7.70	5.3	$55

During transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, stock-based compensation expense for stock options was $386, $464, $528, and $258, respectively.

During transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, the aggregate intrinsic value of stock options exercised was $31, $23, $0 and $0.

As of December 31, 2014, total unrecognized stock-based compensation expense related to outstanding stock options was $1,093, which will be recognized over a weighted average period of 1.6 years.

Our calculation of stock-based compensation expense associated with stock options granted in transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 was made using the Black-Scholes valuation model. The weighted average fair value of stock options granted during transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 were $3.62, $4.22, $3.03 and $4.14 per option, respectively, which were calculated assuming no expected dividend yield using the following weighted average assumptions:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Expected life	7.00 years	6.79 years	6.82 years	5.50 years
Risk-free interest rate	2.15%	2.22%	1.14%	0.82%
Expected volatility	82.76%	83.96%	84.40%	91.54%

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

Other Stock Awards

The following table summarizes restricted stock, restricted stock unit and performance stock unit activity for transition period 2014.

	Restricted Stock, Restricted Stock Units, and Performance Stock Units	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, April 30, 2014 (1)	1,077	$4.77
Granted	370	$4.91
Class A Common Stock Vested	(363)	$4.89
Forfeited	(36)	$4.44

Outstanding, December 31, 2014 (1)	1,048	$4.79	1.5	$24

Expected to vest, December 31, 2014	694	$4.64	1.8	$24

(1)	Outstanding performance stock units are included at the 100% attainment level. As of December 31, 2014, 250 performance stock units, which mature on April 30, 2015, are outstanding. Attainment of maximum annual returns on net assets could result in the issuance of an additional 250 shares of Class A common stock.

The following table summarizes the grant activity for other stock awards for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively:

	Granted	Weighted Average Grant Date Fair Value	Unvested at December 31, 2014
Fiscal year 2012 grants
Restricted stock units	305	$6.12	—
Performance stock units	255	$6.06	—
Restricted stock awards	51	$5.83	—

Total	611		—

Fiscal year 2013 grants
Restricted stock units	340	$5.15	84
Performance stock units	316	$5.17	250
Restricted stock awards	79	$4.45	26

Total	735		360

Fiscal year 2014 grants
Restricted stock units	482	$4.09	284
Restricted stock awards	60	$5.81	40

Total	542		324

Transition period 2014 grants
Restricted stock units	277	$5.28	271
Restricted stock awards	93	$3.78	93

Total	370		364

During transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,202, $1,861, $1,609 and $1,485, respectively. There was no tax benefit in the provision for income taxes associated with stock-based compensation expense for transition period 2014 or fiscal years 2014, 2013 and 2012, respectively.

During transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, the total fair value of other stock awards vested was $1,866, $1,458, $2,475 and $2,056, respectively.

As of December 31, 2014, total unrecognized stock-based compensation expense related to restricted stock and restricted stock units was $2,438, which will be recognized over a weighted average period of 1.7 years. Maximum unrecognized stock-based compensation expense as of December 31, 2014 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $2,505 to be recognized over a weighted average period of 0.3 years. We do not expect to recognize any stock-based compensation expense as of December 31, 2014 related to our outstanding performance stock units based on our expected attainment levels.

We recorded a tax benefit of $84, $0, $96 and $254 to additional paid-in-capital related to the exercise of various share based awards in transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively. Tax savings from stock-based compensation resulting from tax deductions in excess of expense are reflected as a financing cash flow in our consolidated financial statements.

We also recorded $52, $79, $99 and $113 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively.

Noncontrolling Interests

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owns and operates a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). As of December 31, 2014, our ownership interest in CARES was 51%. In accordance with FASB ASC 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In fiscal year 2014, we determined that certain water treatment assets (“Equipment”) of CARES were no longer operational or were not operating within product performance parameters. In April 2014, we initiated a plan to abandon and shut down the operations of CARES. See Note 16 for disclosure over the asset impairment charge associated with CARES.

On February 9, 2015, we executed a purchase and sale agreement pursuant to which we and Altela agreed to sell certain assets of CARES water treatment facility to an unrelated third-party. We agreed to sell certain assets of CARES for undiscounted purchase consideration of $3,500, resulting in a gain on divestiture of up to $2,850 in the first quarter of the fiscal year ended December 31, 2015 (“fiscal 2015”), 49% of which was attributable to Altela, the noncontrolling interest holder. In connection with this transaction, we also agreed to sell certain equipment and real estate to the same buyer for total consideration of $1,050, resulting in a gain on sale of assets of up to $1,050 in the first quarter of fiscal 2015. These transactions are expected to close in the first quarter of fiscal year 2015.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a component of stockholders’ (deficit) equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges that consist of commodity hedges and interest rate swaps, the changes in fair value of our marketable securities, as well as our portion of the changes in the fair value of GreenFiber’s commodity hedges up until the date of divestiture.

The changes in the balances of each component of accumulated other comprehensive income (loss) for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 are as follows:

	Marketable Securities	Commodity Hedges	Interest Rate Swaps	Total
Balance as of April 30, 2011	$8	$370	$—	$378
Other comprehensive income (loss) before reclassifications	(4)	621	(2,369)	(1,752)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(578)	—	(578)

Net current-period other comprehensive loss	(4)	43	(2,369)	(2,330)

Balance as of April 30, 2012	4	413	(2,369)	(1,952)
Other comprehensive income (loss) before reclassifications	23	(1,653)	(1,257)	(2,887)
Amounts reclassified from accumulated other comprehensive income (loss)	—	621	3,626	4,247
Net current-period other comprehensive income	23	(1,032)	2,369	1,360

Balance as of April 30, 2013	27	(619)	—	(592)

Other comprehensive income (loss) before reclassifications	12	(36)	—	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	—	655	—	655

Net current-period other comprehensive income	12	619	—	631

Balance as of April 30, 2014	39	—	—	39
Other comprehensive income (loss) before reclassifications	19	—	—	19

Net current-period other comprehensive income	19	—	—	19

Balance as of December 31, 2014	$58	$—	$—	$58

A summary of reclassifications out of accumulated other comprehensive income (loss) for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 is as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified Out of Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Consolidated Statements of Operations
Loss on derivative instruments:
Commodity Hedges	$—	$—	$—	$130	Revenues
GreenFiber Commodity hedges	—	(405)	(621)	547	Loss from equity method investments
Interest rate contracts	—	—	(3,626)	—	Loss (gain) on derivative instruments

	—	(405)	(4,247)	677	Loss from continuing operations before income taxes and discontinued operations
	—	(250)	—	(99)	Provision (benefit) for income taxes

	$—	$(655)	$(4,247)	$578	Loss from continuing operations

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Our financial instruments include cash and cash equivalents, restricted cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects in the State of New York, trade receivables, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of the restricted investments held in trust and escrow accounts is included as restricted assets in the Level 1 tier below along with restricted cash reserved for repayment of certain capital projects in the State of New York. The fair values of the interest rate derivatives, included in the Level 2 tier below, are calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the interest rate swaps, adjusted by the credit risk of us and our counter-parties based on observable credit default swap rates. We recognize all derivatives on the balance sheet at fair value. See Note 10 for disclosure over the fair value of debt.

Recurring Fair Value Measurements

As of December 31, 2014, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Capital projects	$5,819	$—	$—
Landfill closure	813	—	—

Total	$6,632	$—	$—
Liabilities:
Interest rate derivatives	$—	$1,668	$—

As of April 30, 2014, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets	$681	$—	$—

Liabilities:
Interest rate derivatives	$—	$2,770	$—

As of April 30, 2013, our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets		$545	$—		$—

Liabilities:
Interest rate derivatives	$		$4,229	$

Non-Recurring Fair Value Measurements

As of December 31, 2014, we our assets and liabilities that are measured at fair value on a non-recurring basis include the following.

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cost method investment – Recycle Rewards	$—	$—	$2,160

As of December 31, 2014, our financial assets and liabilities recorded at fair value on a non-recurring basis include our cost method investment in Recycle Rewards. The fair value of our cost method investment was measured by a third-party valuation specialist whom completed a valuation analysis using an income approach based on discounted cash flows to determine an enterprise value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards.

As of April 30, 2014, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Asset group – CARES	$—	$—	$650

As of April 30, 2014, our financial assets and liabilities recorded at fair value on a non-recurring basis include our assets related to CARES. The fair value of our CARES asset group was measured using an in-exchange valuation premise under the market approach derived from quoted prices of similar assets, adjusted based on qualitative factors specific to the asset.

As of April 30, 2013, our assets and liabilities that are measured at fair value on a non-recurring basis include the following:

	Fair Value Measurement at April 30, 2013 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Asset group – BioFuels	$—	$—	$61

Liabilities:
Guaranty	$—	$—	$2,073

As of April 30, 2013, our financial assets and liabilities recorded at fair value on a non-recurring basis include our guaranty of GreenFiber’s modified and restated loan and security agreement and our assets related to KTI BioFuels, Inc. (“BioFuels”), a construction and demolition material processing facility located in Lewiston, Maine, which was classified as held-for-sale as of April 30, 2013. The fair value of our guaranty was determined based on the value of the contribution required to satisfy the guaranty and pay off the term loan in May 2013. The fair value of our BioFuels asset group was measured based on the asset group’s highest and best use using an in-exchange valuation premise under the market approach, utilizing the estimated purchase consideration of the asset group and consideration of costs to be incurred to sell.

14.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

We offer our eligible employees the opportunity to contribute to a 401(k) plan (“401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide an employer matching contribution equal to fifty cents for every dollar an employee invests in the 401(k) Plan up to our maximum match of one thousand dollars per employee per calendar year, subject to revision. Participants vest in employer contributions ratably over a three year period. Employer contributions for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 amounted to $497, $784, $645 and $603, respectively.

Employee Stock Purchase Plan

In the fiscal year ended April 30, 1998, we implemented our employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. As of December 31, 2014, an aggregate of 1,200 shares of Class A common stock have been reserved for this purpose. During transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, 79, 70, 76 and 65 shares, respectively, of Class A common stock were issued under this plan. As of December 31, 2014, 376 shares of Class A common stock were available for distribution under this plan.

15.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 consists of the following:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Federal –
Current	$2,231	$—	$—	$121
Current benefit of loss carryforwards	(2,231)	—	—	—
Deferred	463	1,262	(2,827)	1,468

	463	1,262	(2,827)	1,589

State –
Current	500	219	1,040	(352)
Current benefit of loss carryforwards	(402)	—	(22)	—
Deferred	142	318	(717)	372
Deferred benefit of loss carryforwards	—	—	—	(16)

	240	537	301	4

	$703	$1,799	$(2,526)	$1,593

Included in the current state tax provision for year ending April 30, 2013 is an $800 settlement with New York State, comprised of $430 of tax and $370 of interest. New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. On January 18, 2011, the State had assessed a liability of $3,852, comprising $2,220 tax and $1,632 penalties and interest, for tax years ending April 30, 2004 through April 30, 2006. We had filed Petitions of Redetermination with the State of New York Division of Tax Appeals and had been scheduled for an administrative hearing on April 18-19, 2013. Tax years ending April 30, 2007 through April 30, 2009 were also being audited for the same tax matter. The settlement, which represented less than 8% of the potential cumulative liability for the years settled, was a monetary settlement without any change to our filing combined returns in New York and it closed years ending April 30, 2004 through April 30, 2010. An audit has been initiated for tax years 2011 through 2013. We had not provided a reserve for the previously settled audit, since we believed that it was more likely than not that we would be successful in contesting the proposed deficiency. We continue to believe that our position related to the 2011-2014 years is appropriate and no reserve has been established for these years.

The differences in the provision (benefit) for income taxes and the amounts determined by applying the Federal statutory rate to income before provision (benefit) for income taxes for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 are as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Federal statutory rate	35%	35%	35%	35%
Tax at statutory rate	$(1,787)	$(8,929)	$(18,378)	$(26,638)
State income taxes, net of federal benefit	(59)	(1,271)	(1,076)	(3,050)
Other increase (decrease) in valuation allowance	2,532	13,605	22,510	27,247
Decrease in valuation allowance due to BBI acquisition	—	—	(5,084)	—
Non-deductible GreenFiber goodwill impairment and equity income in subsidiaries	(73)	1,548	180	1,182
Tax over book basis in GreenFiber on sale	—	(2,570)	—	—
Non-deductible impairment of investment in GreenFiber	—	—	—	3,738
Non-deductible expenses	505	505	494	823
Tax credits	(380)	(598)	(660)	(650)
Non-deductible stock option charges	—	—	—	73
Other, net	(35)	(491)	(512)	(1,132)

	$703	$1,799	$(2,526)	$1,593

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred tax assets and liabilities consist of the following as of December 31, 2014, April 30, 2014 and April 30, 2013:

	December 31, 2014	April 30,
		2014	2013
Deferred tax assets:
Net operating loss carryforwards	$40,357	$36,594	$34,217
Book over tax depreciation of property and equipment	31,535	28,868	19,881
Accrued expenses and reserves	28,929	30,690	29,884
Alternative minimum tax credit carryforwards	3,457	3,330	3,330
General business tax credit carryforwards	2,921	2,666	2,095
Stock awards	1,082	1,315	1,177
Unrealized loss on hedges and swaps	672	1,115	1,852
Capital loss carryforwards	—	2,510	—
Other	2,106	1,496	964

Total deferred tax assets	111,059	108,584	93,400
Less: valuation allowance	(87,121)	(84,540)	(70,352)

Total deferred tax assets after valuation allowance	23,938	24,044	23,048

Deferred tax liabilities:
Amortization of intangibles	(28,659)	(28,210)	(25,973)
Other	(264)	(286)	(143)

Total deferred tax liabilities	(28,923)	(28,496)	(26,116)

Net deferred tax liability	$(4,985)	$(4,452)	$(3,068)

As of December 31, 2014 we have, for federal income tax purposes, net operating loss carryforwards of approximately $83,132 that expire in the fiscal years ending December 31, 2024 through 2034 and state net operating loss carryforwards of approximately $100,363 that expire in the fiscal years ending December 31, 2015 through 2034. The net operating loss carryforwards include approximately $383 for which a benefit will be recorded in additional paid-in capital when realized. In addition, we have $3,457 minimum tax credit carryforwards available that are not subject to a time limitation and $2,921 general business credit carryforwards which expire in the fiscal years ending December 31, 2023 through 2034. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. We are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.

In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

For transition period 2014, the net increase in the valuation allowance was $2,581. For fiscal year 2014, the net increase in the valuation allowance was $14,188. For fiscal year 2013, the valuation allowance decreased by $5,084 due to the recognition of additional reversing temporary differences from the deferred tax liability recorded through goodwill related to the BBI acquisition. The $5,084 deferred tax liability related to the BBI acquisition resulted from temporary differences related to the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The net deferred tax liability as of December 31, 2014 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.

The provisions of FASB ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FASB ASC 740-10-25-5 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FASB ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for transition period 2014, fiscal year 2014 and fiscal year 2013 is as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013
Unrecognized tax benefits at beginning of period	$3,061	$3,879	$4,447
Gross increases for tax positions of prior years	14	22	543
Gross decreases for tax positions of prior years	(1)	(229)	(26)
Reductions resulting from lapse of statute of limitations	(1)	(611)	(655)
Settlements	—	—	(430)

Unrecognized tax benefits at end of period	$3,073	$3,061	$3,879

The gross increases for tax positions of prior years for fiscal year 2013 includes $430 tax from the settlement with New York State, which is offset by the ($430) settlements for fiscal year 2013. Included in the balances at December 31, 2014, April 30, 2014 and April 30, 2013 are $0 of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate an increase of $178 to unrecognized tax benefits within the next 12 months due to the expiration of the applicable statute of limitations.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions, we have accrued interest of $143 and penalties of $8 during transition period 2014, including $26 accrued in income tax expense during transition period 2014. We accrued interest of $116 and penalties of $8 during fiscal year 2014, including $40 accrued in income tax expense during fiscal year 2014. We accrued interest of $76 and penalties of $9 related to uncertain tax positions during fiscal year 2013, including $41 accrued in income tax expense during fiscal year 2013. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from fiscal years 1998 through transition period 2014 remain open for examination, with limited exceptions.

16.	OPERATING ASSET IMPAIRMENTS AND OTHER ITEMS

(Gain) Expense from Divestiture, Acquisition and Financing Costs

In transition period 2014, we recorded a $553 gain associated with Biofuels that we divested in fiscal year 2014. As a part of the divestiture, we agreed to complete certain site improvements at Biofuels which were completed in December 2014. The gain recorded is the result of reversing the excess remaining reserves not needed to complete the site improvements.

In fiscal year 2014, we incurred $144 of expenses primarily associated with legal costs for the acquisition of the remaining 50% membership interest of Tompkins. See Note 3 for disclosure over the acquisition of Tompkins.

In fiscal year 2013, we incurred $1,410 of expenses including a $303 write-off of costs associated with the attempted refinancing of our Second Lien Notes, $602 of legal costs associated with the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”) divestiture transaction, as discussed in Note 17, and $505 of costs associated with the BBI acquisition.

Asset Impairment Charge

In April 2014, we initiated a plan to wind down the operations of CARES and to abandon the operations of CARES. As a result, it was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment. The impairment was measured based on the asset group’s highest and best use under the market approach. We recorded an impairment charge of $7,455 in fiscal year 2014 to the asset group of CARES in the Western region.

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

As of December 31, 2014, April 30, 2014 and April 30, 2013, we had $0, $0 and $1,644 of deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

Severance and Reorganization Costs

In fiscal year 2014, we recorded a charge of $586 for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy.

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

We have liabilities associated with severance and reorganization as of December 31, 2014, April 30, 2014 and 2013, which are recorded in other accrued liabilities, of $0, $478 and $680.

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

Discontinued Operations

In fiscal year 2013, we initiated a plan to dispose of BioFuels and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as income from discontinued

operations. Assets of the disposal group previously classified as held-for-sale, and subsequently included in discontinued operations, included certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2,000, which was to be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. The related note receivable, which ReEnergy paid in full in transition period 2014, was recorded in current and non-current assets of discontinued operations in the consolidated balance sheets as of April 30, 2014. We recognized a $378 loss on disposal of discontinued operations in fiscal year 2014 associated with the disposition.

The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and loss before income taxes attributable to discontinued operations for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively, are as follows:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Revenues	$—	$3,316	$12,033	$12,865
Income (loss) before income taxes	$—	$284	$(4,480)	$(1,025)

We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.

Divestiture Transactions

In the first quarter of fiscal year 2013, we executed a purchase and sale agreement (“Agreement”) with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In third quarter of fiscal year 2013, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the Agreement. We have completed the demolition process, and are nearly completed with site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection (“MEDEP”), and the U.S. Environmental Protection Agency (“USEPA”). The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford by, or before, spring 2015. We will continue to finalize estimates and obtain additional information regarding the estimated costs associated with the divestiture. Due to the inherent judgments and estimates regarding the remaining costs to fulfill our obligation under the purchase and sale agreement to demolish the facility and remediate the site, recognition of a loss on divestiture, which we do not expect, or a potential gain on divestiture is possible. Based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the Agreement, a reversal of excess costs to complete the divestiture of up to $1,000 is possible.

18.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(6,018)	$(23,001)	$(49,662)	$(77,697)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,587	39,086	38,662	25,991
Class B common stock	988	988	988	988
Unvested restricted stock	(159)	(130)	(134)	(127)
Effect of weighted average shares outstanding during the period	(154)	(124)	(5,501)	(103)

Weighted average common shares outstanding - basic and diluted	40,262	39,820	34,015	26,749

For transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, 2,178, 2,190, 2,074 and 2,445 shares, respectively, of potential common stock related to restricted stock, restricted stock units, performance stock units, and stock options were excluded from the calculation of dilutive shares since we experienced a loss from continuing operations in each fiscal year period and the inclusion of potential shares would be anti-dilutive.

19.	RELATED PARTY TRANSACTIONS

Services

During transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, we retained the services of CCI, a company wholly owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 were $5,562, $7,818, $6,574 and $2,612, respectively, of which $2, $890 and $1,187 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2014, April 30, 2014, April 30,2013, respectively.

In addition to the total purchased services, CCI contributed $350 in cash and $390 in non-compensable services for work performed at the Southbridge landfill to assist in the remediation of the site as a part of our settlement. See Note 11 for disclosure over our Southbridge Landfill Environmental Remediation Liability.

Leases

In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The leases have since been extended through April 2023 and according to the terms of the agreements call for monthly payments of approximately $27. Total expense charged to operations for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 under these agreements was $263, $386, $286 and $300, respectively.

Landfill Post-closure

We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until the fiscal year ending December 31, 2024. In transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, we paid $8, $8, $8 and $8 respectively, pursuant to this agreement. As of December 31, 2014, April 30, 2014 and April 30, 2013, we have accrued $84, $94 and $100, respectively, for costs associated with its post-closure obligations.

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

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues are derived mainly from collection, transfer, disposal, landfill, landfill-gas-to-energy and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment. Segment data for fiscal years 2013 and 2012 has been revised to properly align with internal management reporting, which was modified during fiscal year 2014 as follows: to move Organics services from the Eastern region to the Other segment to reflect changes in management structure as these services have become integral to service offerings across our broader geographic solid waste footprint; and to move a smaller brokerage operation from the Eastern region to the Recycling segment to align with the rest of our brokerage operations.

Eight Months Ended December 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$108,423	$31,840	$17,195	$3,434	$(315)	$27,354	$17,429	$211,020
Western	156,877	50,235	19,775	18,840	(6)	21,884	87,697	333,028
Recycling	33,741	(175)	2,876	(238)	—	3,016	12,315	52,016
Other	69,333	1,763	1,639	74	25,713	2,807	1,729	73,731
Eliminations	—	(83,663)	—	—	—	—	—	—

Total	$368,374	$—	$41,485	$22,110	$25,392	$55,061	$119,170	$669,795

Fiscal Year Ended April 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$147,330	$38,946	$24,961	$(1,105)	$(272)	$19,870	$17,429	$200,235
Western	216,911	70,809	28,693	13,298	112	20,471	87,666	331,304
Recycling	43,825	(139)	4,262	(2,435)	—	1,111	12,315	49,652
Other	89,567	2,019	2,423	2,158	38,023	4,507	1,729	68,706
Eliminations	—	(111,635)	—	—	—	—	—	—

Total	$497,633	$—	$60,339	$11,916	$37,863	$45,959	$119,139	$649,897

Fiscal Year Ended April 30, 2013

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$129,889	$30,933	$23,518	$(5,291)	$27,054	$20,383	$16,858	$198,710
Western	205,747	65,390	26,446	20,058	(1,311)	30,384	86,880	348,455
Recycling	42,273	116	4,303	(697)	5,553	935	12,190	50,921
Other	77,426	3,933	2,309	(1,649)	10,133	3,325	—	65,033
Eliminations	—	(100,372)	—	—	—	—	—	—

Total	$455,335	$—	$56,576	$12,421	$41,429	$55,027	$115,928	$663,119

Fiscal Year Ended April 30, 2012

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense (net)	Capital expenditures	Goodwill	Total assets
Eastern	$127,930	$33,559	$25,179	$(43,640)	$31,637	$19,734	$58	$166,938
Western	212,227	67,776	26,168	29,715	80	27,467	89,458	333,381
Recycling	52,195	57	4,130	5,088	6,795	5,494	12,190	55,434
Other	75,598	4,466	2,938	(2,196)	6,454	5,669	—	77,990
Eliminations	—	(105,858)	—	—	—	—	—	—

Total	$467,950	$—	$58,415	$(11,033)	$44,966	$58,364	$101,706	$633,743

Amounts of our total revenue attributable to services provided are as follows:

	Eight Months Ended December 31, 2014		Fiscal Year Ended April 30,
			2014		2013		2012
Collection	$157,809	42.8%	$225,441	45.3%	$208,973	45.9%	$205,296	43.9%
Disposal	102,304	27.8%	128,778	25.9%	115,049	25.3%	123,620	26.4%
Power generation	5,049	1.4%	9,512	1.9%	11,354	2.4%	11,894	2.6%
Processing	6,643	1.8%	8,852	1.8%	6,901	1.5%	5,772	1.2%

Solid waste operations	271,805	73.8%	372,583	74.9%	342,277	75.1%	346,582	74.1%
Organics	27,012	7.3%	37,829	7.6%	35,330	7.8%	30,871	6.6%
Customer solutions	35,816	9.7%	43,396	8.7%	35,455	7.8%	38,302	8.2%
Recycling	33,741	9.2%	43,825	8.8%	42,273	9.3%	52,195	11.1%

Total revenues	$368,374	100.0%	$497,633	100.0%	$455,335	100.0%	$467,950	100.0%

We have revised our table of revenue by source to more closely align the types of revenue generated by our operating segments. Amounts for fiscal years 2013 and 2012 have been revised to conform to this presentation.

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of certain items in the consolidated statements of operations by quarter for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012. The impact of discontinued operations, as described in Note 17, is included in all periods in the table below.

Transition Period 2014	First Quarter	Second Quarter	Two Months Ended December 31, 2014
Revenues	$141,387	$141,341	$85,646
Operating income	$9,338	$10,064	$2,708
Net (loss) income	$(154)	$361	$(6,017)
(Loss) income attributable to common stockholders from continuing operations	$(290)	$259	$(5,987)
Net (loss) income attributable to common stockholders	$(290)	$259	$(5,987)
(Loss) income per common share:
Basic:
(Loss) income attributable to common stockholders from continuing operations	$(0.01)	$0.01	$(0.15)
Net (loss) income attributable to common stockholders	$(0.01)	$0.01	$(0.15)
Diluted:
(Loss) income attributable to common stockholders from continuing operations	$(0.01)	$0.01	$(0.15)
Net (loss) income attributable to common stockholders	$(0.01)	$0.01	$(0.15)

Fiscal Year 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$128,558	$132,296	$117,852	$118,927
Operating income (loss)	$9,737	$9,450	$(1,298)	$(5,973)
Net loss	$(163)	$(575)	$(11,033)	$(15,633)
Loss attributable to common stockholders from continuing operations	$(142)	$(294)	$(10,750)	$(11,815)
Net loss attributable to common stockholders	$(191)	$(339)	$(10,750)	$(11,815)
Loss per common share:
Basic and diluted:
Loss attributable to common stockholders from continuing operations	$(0.00)	$(0.01)	$(0.27)	$(0.30)
Net loss attributable to common stockholders	$(0.00)	$(0.01)	$(0.27)	$(0.30)

Fiscal Year 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$117,638	$116,836	$112,167	$108,694
Operating income	$5,807	$4,426	$78	$2,110
Net loss	$(8,379)	$(21,092)	$(11,474)	$(13,518)
Loss attributable to common stockholders from continuing operations	$(8,155)	$(20,732)	$(11,079)	$(9,696)
Net loss attributable to common stockholders	$(8,371)	$(20,967)	$(11,407)	$(13,397)
Loss per common share:
Basic and diluted:
Loss attributable to common stockholders from continuing operations	$(0.30)	$(0.67)	$(0.28)	$(0.25)
Net loss attributable to common stockholders	$(0.31)	$(0.68)	$(0.29)	$(0.34)

Fiscal Year 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$124,066	$125,989	$111,520	$106,375
Operating income (loss)	$10,468	$11,730	$4,448	$(37,679)
Net loss	$(3,062)	$(765)	$(24,635)	$(49,130)
Loss attributable to common stockholders from continuing operations	$(3,502)	$(693)	$(24,517)	$(48,985)
Net loss attributable to common stockholders	$(3,062)	$(765)	$(24,635)	$(49,124)
Loss per common share:
Basic and diluted:
Loss attributable to common stockholders from continuing operations	$(0.13)	$(0.03)	$(0.91)	$(1.82)
Net loss attributable to common stockholders	$(0.12)	$(0.03)	$(0.92)	$(1.83)

Our transfer and disposal revenues historically have been lower from the months of November through March. This seasonality reflects the lower volume of waste during the late fall, winter and early spring months. Since certain of our operating and fixed costs remain constant throughout fiscal year, operating income is impacted by a similar seasonality. In addition, particularly harsh weather conditions typically result in increased operating costs.

Our recycling business experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season.

22.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of December 31, 2014, April 30, 2014 and April 30, 2013, the consolidating results of operations and comprehensive income (loss) for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, and the condensed consolidating statements of cash flows for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012 of (a) the Parent company only, (b) the combined guarantors (the “Guarantors”) , each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (the “Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,596	$253	$356	$—	$2,205
Restricted cash	—	76	—	—	76
Accounts receivable – trade, net	597	55,053	100	—	55,750
Refundable income taxes	554	—	—	—	554
Prepaid expenses	3,622	5,136	5	—	8,763
Inventory	—	4,345	29	—	4,374
Deferred income taxes	2,095	—	—	—	2,095
Other current assets	296	4,549	7	—	4,852

Total current assets	8,760	69,412	497	—	78,669

Property, plant and equipment, net	5,049	408,843	650	—	414,542
Goodwill	—	119,170	—	—	119,170
Intangible assets, net	98	11,710	—	—	11,808
Restricted assets	5,819	813	—	—	6,632
Investments in unconsolidated entities	14,432	1,932	—	(1,932)	14,432
Investments in subsidiaries	(9,888)	—	—	9,888	—
Other non-current assets	14,611	9,931	—	—	24,542

	30,121	552,399	650	7,956	591,126

Intercompany receivable	537,228	(500,267)	(38,893)	1,932	—

	$576,109	$121,544	$(37,746)	$9,888	$669,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$89	$1,567	$—	$—	$1,656
Accounts payable	17,953	30,040	525	—	48,518
Accrued payroll and related expenses	1,536	4,751	2	—	6,289
Accrued interest	11,083	11	—	—	11,094
Current accrued capping, closure and post-closure costs	—	2,205	3	—	2,208
Other accrued liabilities	8,618	7,957	92	—	16,667

Total current liabilities	39,279	46,531	622	—	86,432

Long-term debt and capital leases, less current maturities	532,889	1,166	—	—	534,055
Accrued capping, closure and post-closure costs, less current portion	—	37,589	32	—	37,621
Deferred income taxes	7,080	—	—	—	7,080
Other long-term liabilities	9,114	7,433	80	—	16,627

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders’ (deficit) equity	(12,253)	28,825	(38,713)	9,888	(12,253)
Noncontrolling interests	—	—	233	—	233

Total stockholders’ (deficit) equity	(12,253)	28,825	(38,480)	9,888	(12,020)

	$576,109	$121,544	$(37,746)	$9,888	$669,795

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2014

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,151	$271	$42	$—	$2,464
Restricted cash	—	76	—	—	76
Accounts receivable – trade, net	534	51,983	86	—	52,603
Refundable income taxes	465	—	—	—	465
Prepaid expenses	2,617	4,557	2	—	7,176
Inventory	—	3,852	53	—	3,905
Deferred income taxes	2,502	—	—	—	2,502
Other current assets	312	936	7	—	1,255
Current assets of discontinued operations	—	359	—	—	359

Total current assets	8,581	62,034	190	—	70,805

Property, plant and equipment, net	4,104	398,670	650	—	403,424
Goodwill	—	119,139	—	—	119,139
Intangible assets, net	159	13,261	—	—	13,420
Restricted assets	—	681	—	—	681
Investments in unconsolidated entities	16,752	1,932	—	(1,932)	16,752
Investments in subsidiaries	(36,006)	—	—	36,006	—
Other non-current assets	13,874	10,331	—	—	24,205
Non-current assets of discontinued operations	—	1,471	—	—	1,471

	(1,117)	545,485	650	34,074	579,092

Intercompany receivable	543,291	(506,348)	(38,875)	1,932	—

	$550,755	$101,171	$(38,035)	$36,006	$649,897

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$84	$801	$—	$—	$885
Accounts payable	22,678	28,286	824	—	51,788
Accrued payroll and related expenses	1,212	4,849	1	—	6,062
Accrued interest	6,084	3	—	—	6,087
Current accrued capping, closure and post-closure costs	—	7,309	3	—	7,312
Other accrued liabilities	7,289	10,081	242	—	17,612

Total current liabilities	37,347	51,329	1,070	—	89,746

Long-term debt and capital leases, less current maturities	504,836	2,298	—	—	507,134
Accrued capping, closure and post-closure costs, less current portion	—	37,306	36	—	37,342
Deferred income taxes	6,954	—	—	—	6,954
Other long-term liabilities	10,025	7,149	84	—	17,258

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders’ (deficit) equity	(8,407)	3,089	(39,095)	36,006	(8,407)
Noncontrolling interests	—	—	(130)	—	(130)

Total stockholders’ (deficit) equity	(8,407)	3,089	(39,225)	36,006	(8,537)

	$550,755	$101,171	$(38,035)	$36,006	$649,897

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 30, 2013

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,260	$253	$242	$—	$1,755
Restricted cash	—	76	—		76
Accounts receivable – trade, net	571	47,644	474	—	48,689
Refundable income taxes	128	—	—	—	128
Prepaid expenses	1,471	4,240	—	—	5,711
Inventory	—	3,440	54	—	3,494
Deferred income taxes	3,730	—	—	—	3,730
Other current assets	366	528	7	—	901
Current assets of discontinued operations	—	61	—	—	61

Total current assets	7,526	56,242	777	—	64,545

Property, plant and equipment, net	2,771	411,284	8,447	—	422,502
Goodwill	—	115,928	—	—	115,928
Intangible assets, net	249	11,425	—	—	11,674
Restricted assets	—	545	—	—	545
Notes receivable – related party/employee	147	—	—	—	147
Investments in unconsolidated entities	16,486	2,189	3,509	(1,932)	20,252
Investments in subsidiaries	(59,759)	—	—	59,759	—
Other non-current assets	15,774	11,752	—	—	27,526

	(24,332)	553,123	11,956	57,827	598,574

Intercompany receivable	580,328	(539,752)	(42,508)	1,932	—

	$563,522	$69,613	$(29,775)	$59,759	$663,119

LIABILITIES AND STOCKHOLDERS’ EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$—	$1,218	$—	$—	$1,218
Accounts payable	23,492	27,847	635	—	51,974
Accrued payroll and related expenses	538	3,445	—	—	3,983
Accrued interest	6,071	3	—	—	6,074
Current accrued capping, closure and post-closure costs	—	3,832	3	—	3,835
Other accrued liabilities	10,001	10,896	117	—	21,014

Total current liabilities	40,102	47,241	755	—	88,098

Long-term debt and capital leases, less current maturities	492,965	2,022	—	—	494,987
Accrued capping, closure and post-closure costs, less current portion	—	39,298	37	—	39,335
Deferred income taxes	6,798	—	—	—	6,798
Other long-term liabilities	12,372	6,078	—	—	18,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Casella Waste Systems, Inc. stockholders’ (deficit) equity	11,285	(25,026)	(34,733)	59,759	11,285
Noncontrolling interests	—	—	4,166	—	4,166

Total stockholders’ equity	11,285	(25,026)	(30,567)	59,759	15,451

	$563,522	$69,613	$(29,775)	$59,759	$663,119

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

EIGHT MONTHS ENDED DECEMBER 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$367,576	$798	$—	$368,374

Operating expenses:
Cost of operations	175	258,142	333	—	258,650
General and administration	2,681	43,011	40	—	45,732
Depreciation and amortization	548	40,942	(5)	—	41,485
Environmental remediation charge	—	950	—	—	950
(Gain) expense from divestiture, acquisition and financing costs	—	(553)	—	—	(553)

	3,404	342,492	368	—	346,264

Operating income (loss)	(3,404)	25,084	430	—	22,110

Other expense (income), net:
Interest income	—	(247)	—	—	(247)
Interest expense	25,815	(176)	—	—	25,639
(Income) loss from consolidated entities	(26,148)	—	—	26,148	—
Impairment of investments	2,320	—	—	—	2,320
(Gain) loss on derivative instruments	225	—	—	—	225
Other income	(301)	(419)	—	—	(720)

Other expense, net	1,911	(842)	—	26,148	27,217

Income (loss) from continuing operations before income taxes	(5,315)	25,926	430	(26,148)	(5,107)
Provision (benefit) for income taxes	703	—	—	—	703

Net income (loss)	(6,018)	25,926	430	(26,148)	(5,810)

Less: Net income (loss) attributable to noncontrolling interests	—	—	208	—	208

Net income (loss) attributable to common stockholders	$(6,018)	$25,926	$222	$(26,148)	$(6,018)

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$453,589	$1,746	$—	$455,335

Operating expenses:
Cost of operations	(295)	321,382	1,927	—	323,014
General and administration	220	57,898	87	—	58,205
Depreciation and amortization	1,017	55,142	417	—	56,576
Severance and reorganization costs	1,766	1,943	—	—	3,709
Expense from divestiture, acquisition and financing costs	303	1,107	—	—	1,410

	3,011	437,472	2,431	—	442,914

Operating income (loss)	(3,011)	16,117	(685)	—	12,421

Other expense (income), net:
Interest income	(32,896)	(113)	—	32,868	(141)
Interest expense	42,405	32,033	—	(32,868)	41,570
Loss (income) from equity method investments	24,723	36	4,405	(24,723)	4,441
Loss on derivative instruments	4,512	—	—	—	4,512
Loss on debt extinguishment	15,584	—	—	—	15,584
Other income	(671)	(365)	—	—	(1,036)

Other expense, net	53,657	31,591	4,405	(24,723)	64,930

Income (loss) from continuing operations before income taxes	(56,668)	(15,474)	(5,090)	24,723	(52,509)
Provision (benefit) for income taxes	(2,526)	—	—	—	(2,526)

Loss from continuing operations	(54,142)	(15,474)	(5,090)	24,723	(49,983)
Discontinued operations:
Income (loss) from discontinued operations, net	—	(4,480)	—	—	(4,480)
Gain (loss) on disposal of discontinued operations, net	—	—	—	—	—

Net income (loss)	(54,142)	(19,954)	(5,090)	24,723	(54,463)

Less: Net income (loss) attributable to noncontrolling interest	—	—	(321)	—	(321)

Net income (loss) attributable to common stockholders	$(54,142)	$(19,954)	$(4,769)	$24,723	$(54,142)

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

EIGHT MONTHS ENDED DECEMBER 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(6,018)	$25,926	$430	$(26,148)	$(5,810)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	19	—	—	19

Other comprehensive income (loss), net of tax	—	19	—	—	19

Comprehensive income (loss)	(6,018)	25,945	430	(26,148)	(5,791)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	208	—	208

Comprehensive income (loss) attributable to common stockholders	$(6,018)	$25,945	$222	$(26,148)	$(5,999)

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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(54,142)	$(19,954)	$(5,090)	$24,723	$(54,463)
Other comprehensive income (loss), net of taxes:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	(1,257)	—	(1,653)	—	(2,910)
Realized loss (gain) on derivative instruments reclassified into earnings	3,626	—	621	—	4,247
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	23	—	—	23

Other comprehensive income (loss)	2,369	23	(1,032)	—	1,360

Comprehensive income (loss)	(51,773)	(19,931)	(6,122)	24,723	(53,103)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(321)	—	(321)

Comprehensive income (loss) attributable to common stockholders	$(51,773)	$(19,931)	$(5,801)	$24,723	$(52,782)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(77,586)	$(46,144)	$(20,694)	$66,832	$(77,592)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	(2,253)	—	504	—	(1,749)
Realized loss (gain) on derivative instruments reclassified into earnings	(77)	—	(501)	—	(578)
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(3)	—	—	(3)

Other comprehensive income (loss)	(2,330)	(3)	3	—	(2,330)

Comprehensive income (loss)	(79,916)	(46,147)	(20,691)	66,832	(79,922)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	(6)	—	(6)

Comprehensive income (loss) attributable to common stockholders	$(79,916)	$(46,147)	$(20,685)	$66,832	$(79,916)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

EIGHT MONTHS ENDED DECEMBER 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(27,340)	$65,622	$4	$—	$38,286

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(360)	—	—	(360)
Acquisition related additions to property, plant and equipment	—	(45)	—	—	(45)
Additions to property, plant and equipment	(1,433)	(53,583)	—	—	(55,016)
Payments on landfill operating lease contracts	—	(4,739)	—	—	(4,739)
Payments related to investments	—	(310)	310	—	—
Proceeds from sale of property and equipment	—	463	—	—	463

Net cash provided by (used in) investing activities	(1,433)	(58,574)	310	—	(59,697)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	—	136,800	—	—	136,800
Principal payments on long-term debt	(108,917)	(364)	—	—	(109,281)
Change in restricted cash	(5,819)	—	—	—	(5,819)
Payments of financing costs	(2,605)	—	—	—	(2,605)
Proceeds from the exercise of share based awards	143	—	—	—	143
Excess tax benefit on the vesting of share based awards	84	—	—	—	84
Intercompany borrowings	145,332	(145,332)	—	—	—

Net cash provided by (used in) financing activities	28,218	(8,896)	—	—	19,322
Net cash provided by (used in) discontinued operations	—	1,830	—	—	1,830

Net increase (decrease) in cash and cash equivalents	(555)	(18)	314	—	(259)
Cash and cash equivalents, beginning of period	2,151	271	42	—	2,464

Cash and cash equivalents, end of period	$1,596	$253	$356	$—	$2,205

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(40,365)	$89,792	$215	$—	$49,642

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(8,305)	—	—	(8,305)
Acquisition related additions to property, plant and equipment	—	(2,633)	—	—	(2,633)
Additions to property, plant and equipment	(1,675)	(41,236)	(415)	—	(43,326)
Payments on landfill operating lease contracts	—	(6,505)	—	—	(6,505)
Payments related to investments	(2,107)	—	—	—	(2,107)
Proceeds from sale of equity method investment	3,442	—	—	—	3,442
Proceeds from sale of property and equipment	—	1,524	—	—	1,524

Net cash provided by (used in) investing activities	(340)	(57,155)	(415)	—	(57,910)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	161,650	—	—	—	161,650
Principal payments on long-term debt	(151,074)	(1,306)	—	—	(152,380)
Payments of financing costs	(405)	—	—	—	(405)
Proceeds from the exercise of share based awards	—	143	—	—	143
Intercompany borrowings	31,425	(31,425)	—	—	—

Net cash provided by (used in) financing activities	41,596	(32,588)	—	—	9,008
Net cash provided by (used in) discontinued operations	—	(31)	—	—	(31)

Net increase (decrease) in cash and cash equivalents	891	18	(200)	—	709
Cash and cash equivalents, beginning of period	1,260	253	242	—	1,755

Cash and cash equivalents, end of period	$2,151	$271	$42	$—	$2,464

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2013

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(5,319)	$50,527	$(1,302)	$—	$43,906

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(25,225)	—	—	(25,225)
Acquisition related additions to property, plant and equipment	—	(1,746)	—	—	(1,746)
Additions to property, plant and equipment	(203)	(48,058)	(5,020)	—	(53,281)
Payments on landfill operating lease contracts	—	(6,261)	—	—	(6,261)
Payment for capital related to divestiture	—	(618)	—	—	(618)
Payments related to investments	(4,166)	(2,707)	3,666	—	(3,207)
Proceeds from sale of property and equipment	—	883	—	—	883

Net cash provided by (used in) investing activities	(4,369)	(83,732)	(1,354)	—	(89,455)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	334,497	41,849	—	—	376,346
Principal payments on long-term debt	(359,342)	(1,516)	—	—	(360,858)
Change in restricted cash	—	—	—	—	—
Payment of tender premium on second lien notes	(10,743)	—	—	—	(10,743)
Net proceeds from the issuance of class A common stock	42,184	—	—	—	42,184
Contributions from noncontrolling interest holders	—	—	2,531	—	2,531
Other	(4,513)	—	—	—	(4,513)
Inter company borrowings	5,066	(5,066)	—	—	—

Net cash provided by (used in) financing activities	7,149	35,267	2,531	—	44,947
Discontinued Operations:
Net cash provided by (used in) discontinued operations	—	(2,177)	—	—	(2,177)

Net increase (decrease) in cash and cash equivalents	(2,539)	(115)	(125)	—	(2,779)
Cash and cash equivalents, beginning of period	3,799	368	367	—	4,534

Cash and cash equivalents, end of period	$1,260	$253	$242	$—	$1,755

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FISCAL YEAR ENDED APRIL 30, 2012

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$4,552	$59,088	$531	$—	$64,171

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(2,102)	—	—	(2,102)
Acquisition related additions to property, plant and equipment	—	(529)	—	—	(529)
Additions to property, plant and equipment	(574)	(54,681)	(2,579)	—	(57,834)
Payments on landfill operating lease contracts	—	(6,616)	—	—	(6,616)
Payments related to investments	(2,740)	(4,184)	1,879	—	(5,045)
Proceeds from sale of property and equipment	—	1,492	—	—	1,492

Net cash provided by (used in) investing activities	(3,314)	(66,620)	(700)	—	(70,634)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	163,500	—	—	—	163,500
Principal payments on long-term debt	(151,390)	(1,416)	—	—	(152,806)
Payments of financing costs	(1,592)	—	—	—	(1,592)
Contributions from noncontrolling interest holders		—	536	—	536
Other	591	—	—	—	591
Inter company borrowings	(10,079)	10,079	—	—	—

Net cash provided by (used in) financing activities	1,030	8,663	536	—	10,229
Net cash provided by (used in) discontinued operations	—	(1,049)	—	—	(1,049)

Net increase (decrease) in cash and cash equivalents	2,268	82	367	—	2,717
Cash and cash equivalents, beginning of period	1,531	286	—	—	1,817

Cash and cash equivalents, end of period	$3,799	$368	$367	$—	$4,534

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 1992. Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm. McGladrey LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

The independent registered public accounting firm’s related audit report is included in Item 8 of this Transition Report on Form 10-KT and is incorporated herein by reference.

No change in our internal control over financial reporting occurred during the two months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 of Part III (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Registrant” in Item 1 of Part I of this Transition Report on Form 10-KT and with respect to equity compensation plan information which is set forth under “Equity Compensation Plan Information” below) will be contained in a Form 10-KT/A that the Company intends to file with the Securities and Exchange Commission within 120 days after the end of our transition period ended December 31, 2014.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	1,379,832	$7.70	1,386,225
Equity compensation plans not approved by security holders	—	—	—

(1)	In addition to being available for future issuance in the form of options, 1,009,947 shares of our Class A common stock under our 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.
(2)	Includes 376,278 shares of our Class A common stock issuable under our 1997 Employee Stock Purchase Plan.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in a Form 10-KT/A that the Company intends to file with the Securities and Exchange Commission within 120 days after the end of our transition period ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be contained in a Form 10-KT/A that the Company intends to file with the Securities and Exchange Commission within 120 days after the end of our transition period ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in a Form 10-KT/A that the Company intends to file with the Securities and Exchange Commission within 120 days after the end of our transition period ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in a Form 10-KT/A that the Company intends to file with the Securities and Exchange Commission within 120 days after the end of our transition period ended December 31, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

Consolidated Financial Statements included under Item 8.

Report of Independent Registered Public Accounting Firm – McGladrey LLP

Consolidated Balance Sheets as of December 31, 2014, April 30, 2014 and April 30, 2013.

Consolidated Statements of Operations for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012.

Consolidated Statements of Comprehensive Loss for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012.

Consolidated Statements of Stockholders’ (Deficit) Equity for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012.

Consolidated Statements of Cash Flows for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012.

Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules: Schedule II – Valuation and Qualifying Accounts.

All other schedules have been omitted because the required information is not significant or is included in the consolidated financial statements or notes thereto, or is not applicable.

(a)(3)	Exhibits: The Exhibits that are filed as part of this Transition Report on Form 10-KT or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.

Dated: February 27, 2015	By:	/s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella John W. Casella	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/s/ Edmond R. Coletta Edmond R. Coletta	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Christopher B. Heald Christopher B. Heald	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

/s/ Douglas R. Casella Douglas R. Casella	Director	February 27, 2015

/s/ John F. Chapple III John F. Chapple III	Director	February 27, 2015

/s/ Gregory B. Peters Gregory B. Peters	Director	February 27, 2015

/s/ James F. Callahan, Jr. James F. Callahan, Jr.	Director	February 27, 2015

/s/ Joseph G. Doody Joseph G. Doody	Director	February 27, 2015

/s/ James P. McManus James P. McManus	Director	February 27, 2015

/s/ Michael K. Burke Michael K. Burke	Director	February 27, 2015

/s/ Emily Nagle Green Emily Nagle Green	Director	February 27, 2015

FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation Accounts

Allowance for Doubtful Accounts

(in thousands)

	Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
		2014	2013	2012
Balance at beginning of period	$1,672	$1,332	$740	$920
Additions – Charged to expense	1,524	1,586	1,682	730
Deductions – Bad debts written off, net of recoveries	(1,043)	(1,246)	(1,090)	(910)

Balance at end of period	$2,153	$1,672	$1,332	$740

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 of Casella as filed November 12, 1999 (file no. 333-90913)).

2.2	Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on March 3, 2011 (file no. 000-23211)).

2.3	Stock Purchase Agreement dated as of December 6, 2012 among Casella, Blow Bros., the stockholders of Blow Bros. named therein, Arthur E. St. Hilaire (solely in his capacity as the Representative), and Trash Lady, LLC and Trash Lady NH, LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 10, 2012 (file no. 000-23211)).

2.4	Membership Interest Purchase Agreement dated December 5, 2013, by and among Casella Waste Systems, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 12, 2013 (file no. 000-23211)).

3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella as filed on December 7, 2007 (file no. 000-23211)).

3.2	Third Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed on February 27, 2009 (file no. 000-23211)).

4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed on October 9, 1997 (file no. 333-33135)).

4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on August 18, 2000 (file no. 000-23211)).

4.3	Indenture, dated February 7, 2011, by and among Casella, the Guarantors named therein and U.S. Bank National Association, as Trustee, governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.4	Registration Rights Agreement, dated as of February 7, 2011, by and among Casella, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc. and Comerica Securities, Inc., relating to the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.5	Registration Rights Agreement, dated October 9, 2012, by and among Casella, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Comerica Securities, Inc. and KeyBanc Capital Markets Inc., governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on October 9, 2012 (file no. 000-23211)).

4.6	Form of 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit A to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

Exhibit No.	Description

4.7	Loan Agreement, dated as of December 1, 2014, between New York State Environmental Facilities Corporation and Casella (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

4.8	NYSEFC Guaranty Agreement, dated as of December 1, 2014, by and between the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

4.9	BFA Guaranty Agreement, dated as of October 1, 2014, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on October 16, 2014 (file no. 000-23211)).

4.10	Financing Agreement dated as of March 1, 2013 between Casella and the Vermont Economic Development Authority, relating to issuance of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed April 5, 2013 (file no. 000-23211)).

4.11	VEDA Guaranty Agreement, dated as of March 1, 2013, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 4.8 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

4.12	Financing Agreement dated as of March 1, 2013 between Casella and the Business Finance Authority of the State of New Hampshire, relating to issuance of Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on April 5, 2013 (file no. 000-23211)).

4.13	Financing Agreement between Casella and Finance Authority of Maine, dated as of December 1, 2005, relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

4.14	First Amendment dated as of February 1, 2012 to Financing Agreement dated as of December 1, 2005, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

4.15	FAME Guaranty Agreement, dated as of February 1, 2012, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.1*	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed on September 24, 1997 (file no. 333-33135)).

10.2*	Form of Nonstatutory Stock Option Agreement granted under the Amended and Restated 1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 9, 2004 (file no. 000-23211)).

10.3*	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Appendix 1 to the Definitive Proxy Statement on Schedule 14A of Casella as filed on September 21, 1998).

Exhibit No.	Description

10.4*	Form of Incentive Stock Option Agreement granted under the Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 9, 2004 (file no. 000-23211)).

10.5	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.6	Second Amendment to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).

10.7	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.7 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.8	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.9	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Montpelier lease) (incorporated herein by reference to Exhibit 10.9 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.10	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and Casella Waste Systems, Inc. dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.11*	Employment Agreement between Casella and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the Transition Report on Form 10-KT of Casella as filed on August 4, 2000 (file no. 000-23211)).

10.12*	Amendment to Employment Agreement by and between Casella and John W. Casella dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.13*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on October 19, 2009 (file no. 000-23211)).

10.14*	Form of Incentive Stock Option Agreement granted under 2006 Stock Incentive Plan Plan (incorporated herein by reference to Exhibit 10.14 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.15*	Form of Restricted Stock Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.16*	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.16 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.17*	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.17 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

Exhibit No.	Description

10.18*	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.18 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.19*	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.19 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.20*	Form of Performance Share Unit Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 4, 2008 (file no. 000-23211)).

10.21	Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Lender, and the other lenders party thereto, Casella and Casella’s subsidiaries identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).

10.22	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of April 27, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.50 to the Transition Report on Form 10-KT of Casella as filed on June 28, 2012 (file no. 000-23211)).

10.23	Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of September 20,2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on December 4, 2012 (file no. 000-23211)).

10.24	Third Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2013, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on June 26, 2013 (file no. 000-23211)).

10.25*	Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

10.26*	Letter Agreement between Casella and Edwin D. Johnson dated as of February 12, 2013 (incorporated herein by reference to Exhibit 10.26 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.27*	Employment Agreement between Casella and David L. Schmitt dated as of May 31, 2006, as amended (incorporated herein by reference to Exhibit 10.27 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.28*	Employment Agreement between Casella and Edmond Coletta dated as of September 1, 2012 (incorporated herein by reference to Exhibit 10.9 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.29	Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella, amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.9 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

Exhibit No.	Description

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

18.1 +	Preferability letter regarding change in accounting principle.

21.1 +	Subsidiaries of Casella Waste Systems, Inc.

23.1 +	Consent of McGladrey LLP

31.1 +	Certification of Principal Executive Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer required by Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

+	Filed herewith

*	This is a management contract or compensatory plan or arrangement.

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014, April 30, 2014 and April 30, 2013, (ii) Consolidated Statements of Operations for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, (iii) Consolidated Statements of Comprehensive Loss for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, (iv) Consolidated Statement of Stockholders’ (Deficit) Equity for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, (v) Consolidated Statements of Cash Flows for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, and (vi) Notes to Consolidated Financial Statements.