Form 10-KT/A
period 2014-12-31
CASELLA WASTE SYSTEMS INC
filed 2015-04-30
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

There were 39,588,604 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at April 27, 2015. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at April 27, 2015.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KT (this “Amendment”) amends the Transition Report on Form 10-KT for the transition period from May 1, 2014 to December 31, 2014 (“transition period 2014”) of Casella Waste Systems, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “Original Form 10-KT”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-KT in reliance on General Instruction G(3) to Form 10-K.

Also included in this Amendment are (i) new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filed as exhibits to this Amendment and (ii) the Exhibit Index, which has been amended and restated in its entirety as set forth below.

Except as described above, no other changes have been made to the Original Form 10-KT. This Amendment does not otherwise update information in the Original Form 10-KT to reflect facts or events occurring subsequent to the filing date of the Original Form 10-KT. This Amendment should be read in conjunction with the Original Form 10-KT and with any of our filings made with the SEC subsequent to filing of the Original Form 10-KT.

Unless the context requires otherwise, all references in this Amendment to “Casella Waste Systems, Inc.,” the “Company,” “we,” “us,” and “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original Form 10-KT.

The Board of Directors

The following table provides biographical information relating to each director, including his or her age and period of service as a director of Casella Waste Systems, Inc.; his or her committee memberships; his or her business experience, including principal occupation and employment and directorships at other public companies during the past five years; his or her community activities; and his or her other experience, qualifications, attributes or skills that led our Board of Directors, or Board, to conclude he or she should serve as a director of Casella Waste Systems, Inc.

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
Class III Directors (terms expiring in 2015)

John W. Casella Chairman	64	Mr. Casella has served as Chairman of our Board since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella also served as our President from 1993 to July 2001 and as Chairman of our Board from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc., a wholly-owned subsidiary of ours, since 1977. Mr. Casella is also an executive officer and director of Casella

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
		Construction, Inc., a company owned by Mr. Casella and his brother Douglas R. Casella, also a member of our Board, which specializes in general contracting, soil excavation and heavy equipment work and which performs landfill-construction services for us. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions, including the National Recycling Coalition, Board of Directors of the Associated Industries of Vermont, The Association of Vermont Recyclers, the Vermont State Chamber of Commerce, the Rutland Industrial Development Corporation and Rutland Regional Medical Center. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an A.S. in Business Management from Bryant & Stratton College and a B.S. in Business Education from Castleton State College. We believe Mr. Casella is qualified to serve on our Board due to his insight and expertise in the waste management industry, coupled with his extensive business and leadership experience.

John F. Chapple III Compensation Committee	74	Mr. Chapple has served as a member of our Board since 1994. Mr. Chapple served as President and owner of Catamount Waste Services, Inc., a central Vermont hauling and landfill operation, which we purchased in May 1994, from August 1989 to July 1994. Mr. Chapple has been retired since 1995. We believe Mr. Chapple is qualified to serve on our Board due to his substantial industry expertise, extensive landfill operating knowledge and leadership experience.

James P. McManus Compensation Committee (Chair) Stock Plan Subcommittee	52	Mr. McManus has served as a member of our Board since August 2005. Since July 2007, Mr. McManus has served as President and Chief Executive Officer of The Hinckley Company, a yacht manufacturer. From 2003 through June 2007, Mr. McManus served as President and Chief Executive Officer of Zoots Corporation, an operator of dry cleaning stores and delivery services. From 1994 until 2003 Mr. McManus held several management positions with Aramark Corporation, a food services and facility management company, including as President of its Business Services Group. Mr. McManus holds a B.A. from Yale University and an M.B.A. from Harvard Business School. We believe Mr. McManus is qualified to serve on our Board due to his extensive experience as a senior executive and director of publicly-traded and private corporations.

Class I Directors (terms expiring in 2016)

James F. Callahan, Jr. Audit Committee (Chair) Nominations and Governance Committee	71	Mr. Callahan has served as a member of our Board since March 2003. Mr. Callahan served as an audit and business advisory partner of Arthur Andersen LLP, an independent public accounting firm, from September 1975 to March 2000. Mr. Callahan has been retired since March 2000. Mr. Callahan has served as a member of various community service-related boards and currently serves on the Board of Trustees of the Massachusetts Department of

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
		Developmental Services’ Hogan Regional Center and is Trustee Emeritus of Bates College. Mr. Callahan holds a B.A. from Bates College and an M.B.A. from the Rutgers University School of Management. We believe Mr. Callahan is qualified to serve on our Board due to his years of experience at Arthur Andersen, the depth and breadth of his financial reporting expertise and his experience with complex financial matters.

Douglas R. Casella Vice Chairman	58	Mr. Casella has served as Vice Chairman of our Board since 1993. Mr. Casella founded Casella Waste Management, Inc., a wholly owned subsidiary of ours, in 1975 and has served as its President since then. Since 1989, Mr. Casella has served as President of Casella Construction, Inc., a company owned by Mr. Casella and his brother John W. Casella, who is also our Chief Executive Officer and Chairman of the Board, which specializes in general contracting, soil excavation and heavy equipment work and which performs landfill-construction services for us. We believe Mr. Casella is qualified to serve on our Board due to his extensive experience with operational and asset management matters in the waste management industry.

Michael K. Burke Audit Committee Nominations and Governance Committee	57	Mr. Burke has served as a member of our Board since February 2008. From January 2012 to June 2014, Mr. Burke served as Senior Vice President and Chief Financial Officer of Landauer, Inc., a publicly traded global provider of devices, consumable medical products and technical/analytical services. Prior to Landauer, Mr. Burke served as Senior Vice President and Chief Financial Officer of Albany International Corp., a publicly-traded global advanced textiles and materials processing company, from July 2009 to September 2010. Mr. Burke served as the Executive Vice President and Chief Financial Officer of Intermagnetics General Corporation, a publicly traded medical device company, from December 2001 until its sale to Royal Philips Electronics in November 2006. Before joining Intermagnetics, Mr. Burke served as Executive Vice President and Chief Financial Officer of HbT, Inc., a manufacturer of hydrogen generators and processors. Prior to joining HbT in May 2000, Mr. Burke served as a Managing Director within the U.S. Investment Banking Department of CIBC Oppenheimer Corp. Mr. Burke holds a B.A. in Economics from Lake Forest College and a Graduate Certificate in Mergers and Acquisitions from The Wharton School. We believe Mr. Burke is qualified to serve on our Board due to his leadership and financial experience, particularly as a chief financial officer of publicly-traded companies, and broad functional skill set.

Class II Directors (terms expiring in 2017)

Joseph G. Doody Compensation Committee	62	Mr. Doody has served as a member of our Board since 2004. Mr. Doody has served as Vice Chairman of Staples, Inc., an office products company, since January 2014. Previously, Mr. Doody had served as President, North American Commercial of Staples, Inc. from 1998 until January 2014. From 1974 to 1998, Mr. Doody

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships
		held several managerial positions with the Eastman Kodak Company, an imaging technology company, including General Manager and Vice President, North America, Office Imaging. Mr. Doody has served on the Board of Directors of Paychex, Inc., a leading provider of payroll, human resource, and benefits outsourcing solutions, since October 2010. Mr. Doody holds a B.S. in Economics from State University of New York at Brockport and an M.B.A. from the University of Rochester. We believe Mr. Doody is qualified to serve on our Board due to his significant leadership experience, board experience and management experience of a multinational company.

Emily Nagle Green Compensation Committee	57	Ms. Nagle Green has served as a member of our Board since July 2012. Since January 2012, Ms. Nagle Green has served as President and Chief Executive Officer of Smart Lunches, Inc., an online delivery service providing fresh meals to children. From November 2005 to June 2011, Ms. Nagle Green served as Chief Executive Officer and a member of the Board of Directors of Yankee Group, a technology research firm, and from June 2011 to January 2012, Ms. Nagle Green served as Chairman of the Board of Directors of Yankee Group. Prior to joining Yankee Group, Ms. Nagle Green served as President and Chief Executive Officer of Cambridge Energy Research, an energy research and consulting firm, from 2003 to 2004. From 1995 to 2003, Ms. Nagle Green served in several leadership positions with Forrester Research, a provider of information technology and consulting services. Ms. Nagle Green holds a B.S.LL. from Georgetown University and an M.S. in Engineering and Computer Graphics from the University of Pennsylvania. We believe Ms. Nagle Green is qualified to serve on our Board due to her substantial executive senior management experience as well as over 25 years of experience in identifying and leveraging technology trends.

Gregory B. Peters Lead Director Compensation Committee Audit Committee Nominations and Governance Committee (Chair) Stock Plan Subcommittee	69	Mr. Peters has served as a member of our Board since 1993. Mr. Peters has served as managing general partner of Lake Champlain Capital Management, LLC, a corporate finance firm, since April 2001. From April 1988 to March 2001, Mr. Peters served as managing general partner of Vermont Venture Capital Partners, L.P., a venture capital company. Mr. Peters also previously served as general partner of North Atlantic Capital Partners, L.P., a venture capital company. Mr. Peters holds a B.A. from Harvard College and an M.B.A. from Harvard Business School. We believe Mr. Peters is qualified to serve on our Board due to his significant experience as a professional investor and extensive experience in areas of corporate governance.

The holders of Class A common stock, voting separately as a class, are entitled to elect the Class A Director. Mr. Peters, a Class II director who serves as our Lead Director and is a member of the Compensation Committee, Audit Committee, Nominations and Governance Committee and Stock Plan Subcommittee, serves as the Class A Director.

The employment agreement by and between us and Mr. John Casella provides that he shall be elected as a member of our Board. We have agreed to use our best efforts to ensure that Mr. John Casella is elected as a director.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on the Corporate Governance page of the Investor Relations section of our website, www.casella.com. In addition, we intend to post on our website all disclosures that are required by law or NASDAQ’s listing standards concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

The current members of the Audit Committee are Messrs. Callahan (Chair), Burke and Peters. Our Board has determined that each of Messrs. Callahan, Burke and Peters are independent as defined under the rules of NASDAQ, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Callahan is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our Class A common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A common stock and other equity securities. We are not aware of any 10% beneficial owners. Based solely on a review of copies of reports filed pursuant to Section 16(a) and representations made by our directors and executive officers, we believe that during transition period 2014, our directors and executive officers timely filed all reports they were required to file under Section 16(a), except that each of Messrs. Burke, Callahan, Chapple, Doody, McManus and Peters and Ms. Nagle filed a late Form 4 with the SEC on October 14, 2014 reporting a grant of restricted Class A common stock.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our stockholders with an understanding of our compensation philosophy, objectives, programs and process, as well as the compensation paid to our named executive officers in transition period 2014. For transition period 2014, our named executive officers were:

•	John W. Casella, our Chief Executive Officer and Chairman of our Board;

•	Edmond R. Coletta, our Senior Vice President and Chief Financial Officer;

•	Edwin D. Johnson, our President and Chief Operating Officer;

•	David L. Schmitt, our Senior Vice President and General Counsel; and

•	Christopher B. Heald, our Vice President of Finance and Chief Accounting Officer.

Roles of Our Compensation Committee and Compensation Committee Consultant

The Compensation Committee, including its Stock Plan Subcommittee, is responsible for overseeing our executive compensation program. In this capacity, the Compensation Committee designs, implements, reviews and approves annually all compensation for our named executive officers.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. During the fiscal year ended April 30, 2014, or fiscal 2014, the Compensation Committee retained an independent compensation consultant, Arthur J. Gallagher & Co.’s Compensation Consulting Practice (formerly branded HRadvantage), or Gallagher Compensation Consulting. Gallagher Compensation Consulting was retained to assist the Compensation Committee with its review of the executive compensation program. The Compensation Committee reviewed compensation market data provided by Gallagher’s Compensation Consulting from independent salary surveys published by Towers Watson and Mercer LLC and other sources, which included publicly available compensation information from our industry and other industries, and general economic trends in the areas in which our executive officers work and live. In transition period 2014, the Compensation Committee also retained Gallagher Compensation Consulting to assist the Compensation Committee with its review of non-employee director compensation.

During transition period 2014, we retained Gallagher Benefit Services, Inc., a subsidiary of Arthur J. Gallagher & Co., to provide us with insurance brokerage services. The primary representative of Gallagher Compensation Consulting that advised the Compensation Committee in fiscal 2014 and during transition period 2014 did not participate in the provision of these other services performed by Gallagher Benefit Services, Inc. Management directly engaged Gallagher Benefit Services, Inc., and the Compensation Committee had no role in selecting or approving them for the services performed. Gallagher Compensation Consulting reports directly to the Compensation Committee. In transition period 2014, Gallagher Compensation Consulting did not attend any meetings of the Compensation Committee.

Objectives and Philosophy of Our Executive Compensation Program

The Compensation Committee, including its Stock Plan Subcommittee, seeks to achieve three broad objectives in connection with our executive compensation program. First, the Compensation Committee seeks to reward executives for the achievement of business objectives. Second, the executive compensation program is intended to provide executives with equity incentives so as to link a portion of the executive’s compensation with the future performance of our Class A common stock, thereby aligning the interests of our executives with those of our stockholders. Finally, the Compensation Committee structures its executive compensation program so as to enable us to attract and retain qualified and talented executives.

We have entered into employment agreements with certain of our executive officers. These employment agreements establish annual base salary and annual bonus amounts that the Compensation Committee may increase. In general, the Compensation Committee has tied potential bonus compensation to performance factors, including the executive officer’s efforts and contributions towards obtaining corporate objectives and our performance.

In making executive compensation decisions, the Compensation Committee considers a number of factors, including the compensation packages paid by a peer group of publicly traded companies in the waste management industry as provided by Gallagher Compensation Consulting. This peer group, which is periodically reviewed and updated by the Compensation Committee after consultation with Gallagher Compensation Consulting, consists of companies we believe are generally comparable to us. The companies included in our latest peer group in determining executive compensation for our executive officers were Clean Harbors, Inc., Covanta Holding Corporation, Progressive Waste Solutions Ltd., Republic Services, Inc., Waste Connections, Inc. and Waste Management, Inc. The Compensation Committee reviews this information in order to obtain a general understanding of current executive compensation practices in the industry, but does not formally use that information to benchmark its executive compensation. The Compensation Committee also relies on various other factors, including existing compensation paid to executives, experience level of the individual, market factors, general economic conditions, corporate performance and cost of living in the areas where our executives live.

Say-on-Pay Feedback from Stockholders

At our 2014 Annual Meeting of Stockholders, we submitted our executive compensation program to an advisory vote of our stockholders and it received the support of 93% of the total votes cast. Annually, the Compensation Committee intends to review the results of the advisory vote and will consider this feedback as it completes its annual review of each pay element and the total compensation packages for our named executive officers with respect to the next fiscal year.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;

•	annual incentive bonuses;

•	discretionary bonuses;

•	stock awards; and

•	severance and change-of-control benefits.

We do not have any policy or target for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Instead, the Compensation Committee determines what it believes to be the appropriate level and mix of the various compensation components based on its review of compensation of similarly situated executives in our peer group, the advice of its compensation consultant and our compensation philosophy described previously.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our named executive officers. None of our named executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary.

On an annual basis, our Compensation Committee reviews and evaluates for adjustment the base salaries of our named executive officers based on the scope of each executive’s responsibilities, individual contribution, prior experience and sustained performance. Base salaries are also reviewed and adjusted, as deemed appropriate, in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers. In making decisions regarding salary increases, we may also draw on the experiences of members of our Board with other companies and the peer group compensation data reviewed by the Compensation Committee. The annual base salaries of our named executive officers were not increased for transition period 2014.

The following table sets forth the annual base salaries of our named executive officers as of December 31, 2014, April 30, 2014 and April 30, 2013:

Name and Principal Position(s)	Annual Base Salary as of April 30, 2014 and December 31, 2014	Annual Base Salary as of April 30, 2013
John W. Casella Chairman and Chief Executive Officer	$450,000	$366,785

Edmond R. Coletta Senior Vice President and Chief Financial Officer	$296,715	$240,000

Edwin D. Johnson President and Chief Operating Officer	$380,000	$350,000

David L. Schmitt Senior Vice President and General Counsel	$270,755	$242,800

Christopher B. Heald Vice President of Finance and Chief Accounting Officer	$185,000	$157,800

Annual Incentive Bonus

Each of our named executive officers are eligible to receive an annual incentive bonus consisting of cash, a stock award or a combination thereof in an amount, if any, to be approved by the Compensation Committee after the conclusion of each fiscal year or comparable reporting period. The annual incentive bonuses for named executive officers are intended to compensate them for the achievement of our strategic, operational and financial goals. Amounts payable under the annual incentive bonus plan are calculated as a percentage, from zero to 100%, of a maximum bonus amount, which is based on a percentage of the applicable executive’s base salary.

Transition Period 2014 Bonus Plan

In June 2014, the Compensation Committee approved the annual incentive bonus plan for transition period 2014, pursuant to which our named executive officers were eligible to receive a bonus with respect to transition period 2014, payable in cash or equity, as determined by our Compensation Committee, based upon the improvement of Economic Value Added, or EVA, in transition period 2014 compared to EVA in the eight-month period ended December 31, 2013. EVA is calculated as operating income less a cost of capital charge, with the cost of capital charge calculated as our weighted average cost of capital applied to the net assets of each operating unit. The eligibility of our named executive officers to receive an annual incentive bonus under the 2014 transition period bonus plan was contingent upon our compliance with financial covenants under our subsequently refinanced senior secured credit facility. If we were not compliant, or were not expected to be in compliance with our financial covenants, then the calculated bonuses would be scaled back or eliminated to bring us into compliance with such financial covenants. As of December 31, 2014, we were in compliance with such financial covenants.

The following table shows the transition period 2014 maximum annual incentive bonus amount calculated as a percentage of the prorated portion of annual base salary for which each of Messrs. John Casella, Coletta, Johnson, Schmitt and Heald was eligible. The transition period 2014 maximum bonus amount was prorated based on an eight-month period as compared to a standard twelve-month period.

Name and Principal Position(s)	Transition Period 2014 Maximum Bonus Amount Percentage	Transition Period 2014 Prorated Maximum Annual Incentive Bonus Amount
John W. Casella Chairman and Chief Executive Officer	120%	$360,000

Edmond R. Coletta Senior Vice President and Chief Financial Officer	75%	$148,358

Edwin D. Johnson President and Chief Operating Officer	85%	$215,333

David L. Schmitt Senior Vice President and General Counsel	60%	$108,302

Christopher B. Heald Vice President of Finance and Chief Accounting Officer	50%	$61,667

In February 2015, the Compensation Committee approved the payout of annual incentive bonuses to our named executive officers under the transition period 2014 bonus plan based upon the achievement of increased EVA when compared to the eight-month period ended December 31, 2013. The period-over-period increase in EVA for the eight-month period ended December 31, 2013 to transition period 2014 was $1,711,759. As defined by the plan, the Compensation Committee allocated 30% of such positive year-over-year EVA improvement to the annual incentive bonus pool for our named executive officers. Based on such allocation, the annual cash incentive bonuses awarded under the transition period 2014 bonus plan were calculated at 57.5% of the transition period 2014 maximum annual incentive bonus amount for each named executive officer and awarded by the Compensation Committee as follows: $206,868 for Mr. John Casella, $85,251 for Mr. Coletta, $123,738 for Mr. Johnson, $62,234 for Mr. Schmitt and $35,436 for Mr. Heald.

Fiscal 2015 Bonus Plan

In January 2015, the Compensation Committee approved the annual incentive bonus plan for the fiscal year ending December 31, 2015, or fiscal 2015, pursuant to which our named executive officers are eligible to receive a bonus with respect to fiscal 2015, payable in cash or equity, as determined by our Compensation Committee, based upon the improvement of EVA in fiscal 2015 compared to EVA in the twelve months ended December 31, 2014. EVA is calculated as operating income, adjusted for certain items, less a cost of capital charge, with the cost of capital charge calculated as our weighted average cost of capital applied to our consolidated net fixed assets. If we are not in compliance with financial covenants under our senior secured asset-based revolving credit facility before or after accruing for bonus awards as determined by the fiscal 2015 bonus plan, our Board may reduce the annual incentive bonus payouts to ensure compliance with such financial covenants.

The Compensation Committee worked with our Chief Executive Officer to develop the allocation of positive year-over-year EVA to our named executive officers for fiscal 2015 that they believe can reasonably be achieved with hard work in fiscal 2015, taking into account the current economic environment.

Under the fiscal 2015 bonus plan, our named executive officers are eligible to receive annual incentive bonuses as a percentage of their respective annual base salary paid during fiscal 2015 as follows: Mr. John Casella: 120%; Mr. Coletta: 75%; Mr. Johnson: 85%; Mr. Schmitt: 60% and Mr. Heald: 50%.

Discretionary Bonus

In October 2014, the Compensation Committee approved a special bonus plan for members of our finance team, including Messrs. Coletta and Heald, whose responsibilities and workloads would be significantly increased by certain proposed financing transactions, including the refinancing of our senior secured credit facility. Pursuant to such bonus plan, Mr. Coletta was eligible to receive a bonus payment upon the closing of each of four specified financing transactions for a total bonus payout of $202,055 and Mr. Heald was eligible to receive a bonus payment upon the closing of each of two specified financing transactions for a total bonus payout of $85,250. Two of the transactions closed during transition period 2014, and the remaining other two transactions closed in fiscal 2015. Mr. Coletta received a bonus payout of $202,055, of which $44,100 was earned during transition period 2014 and $157,955 was earned during fiscal 2015. Mr. Heald received a bonus payout of $85,250, all of which was earned in fiscal 2015.

Stock Awards

Our named executive officers are also eligible to receive stock awards under our stock incentive plans. We typically make equity awards to our officers and employees as an incentive to enhance long-term shareholder value. Equity awards are typically granted when the person is first hired, receives a promotion or other significant change in responsibility, and thereafter once annually as a part of our broader equity incentive program at a regularly scheduled Compensation Committee meeting at the commencement of the respective fiscal year or comparable reporting period. Although the Compensation Committee does not use peer group compensation to formally benchmark the compensation of our named executive officers, the Compensation Committee considers this information as an important reference point in determining the size of an equity award based on a compensation comparison of each of our named executive officers to the comparable executive officers of our peer group.

Historically, the use of stock options has been a significant element in the compensation packages of our named executive officers and our broader annual equity incentive program. The stock options we have granted to our named executive officers generally vest in equal annual installments over a three or four-year period of the ten-year stock option term, beginning on the first anniversary of the date of grant. Exercise rights generally cease shortly after termination of employment except in the case of death or disability, although in certain circumstances the exercise period may be extended if the Compensation Committee believes the extension is in our best interests. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such stock option, including voting rights and the right to receive dividends or dividend equivalents. It has been the policy of the Stock Plan Subcommittee to set the exercise price of the stock options at a price that is at least equal to the fair market value of a share of our Class A common stock as of the date of grant.

Since 2009, we have issued restricted stock units as part of our broader annual equity incentive program instead of stock options as we believe that they generally serve as a more effective equity incentive program to retain quality employees and drive shareholder value. These restricted stock units, each of which represents the right to receive a share of our Class A common stock, are subject to vesting conditions. For transition period 2014, we granted restricted stock units to our named executive officers as part of our broader annual equity incentive program that vest based on continued employment in three equal annual installments beginning on the first anniversary of the date of grant. The transition period 2014 grant of restricted stock units was prorated based on an eight-month period as compared to a standard twelve-month period. The restricted stock units will vest in full upon a change of control of Casella Waste Systems, Inc. For fiscal 2015, we have also granted restricted stock units to our named executive officers that vest based on continued employment in three equal annual installments beginning on the first anniversary of the date of grant.

We do not have a program, plan or practice of timing the grant of equity awards in coordination with the release of material non-public information.

Benefits and Other Compensation

We maintain broad based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our executive officers are eligible to participate in all of our employee benefit plans, in each case, on the same basis as other employees.

Severance and Change-of-Control Benefits

Pursuant to employment agreements we have entered into with our named executive officers other than Mr. Heald, each such named executive officer is entitled to specified benefits in the event of the termination of his employment under specified circumstances, including termination following a change of control of Casella Waste Systems, Inc. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “—Potential Payments Upon Termination or Change of Control” below.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1.0 million paid to a company’s chief executive officer and its three other officers (other than the chief financial officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our most highly paid executive officers. Certain compensation, including qualified performance based compensation, is not subject to the deduction limitation if certain requirements are met. The Compensation Committee, including its Stock Plan Subcommittee, reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be in excess of the limit when it believes such payments are appropriate and in the best interests of our stockholders, after taking into consideration changing business conditions and the performance of our employees.

Summary Compensation

The following table sets forth the total compensation earned by, paid to or granted to our named executive officers during the fiscal years or transition period indicated.

Summary Compensation Table

Name and Principal Position(s) (1)	Year	Salary ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)		Non- Equity Incentive Plan Com- pensation ($) (5)	All Other Compensation ($) (6)	Total ($)
John W. Casella	Transition period 2014	300,000	244,110	—		206,868	28,029	779,007
Chairman and	Fiscal 2014	402,016	139,336	226,831		102,895	87,575	958,653
Chief Executive Officer	Fiscal 2013	363,150	278,674	—		—	43,843	685,667
	Fiscal 2012	361,333	278,669	—		25,293	37,201	702,496

Edmond R. Coletta	Transition period 2014	197,810	133,336	—		129,351	5,336	465,833
Senior Vice President and Chief Financial Officer	Fiscal 2014	258,905	133,618	—		52,840	8,236	453,599
	Fiscal 2013	205,000	114,365	265,911		—	7,000	592,276

Edwin D. Johnson	Transition period 2014	265,833	133,336	—		123,738	8,078	530,985
President and	Fiscal 2014	351,375	133,618	436,940	(7)	76,695	196,533	1,195,161
Chief Operating Officer	Fiscal 2013	320,833	267,232	517,050		—	11,673	1,116,788
	Fiscal 2012	300,000	267,234	—		17,850	11,673	596,757

David L. Schmitt	Transition period 2014	180,504	38,122	—		62,234	—	280,860
Senior Vice President and	Fiscal 2014	256,113	57,184	—		38,574	1,000	352,871
General Counsel	Fiscal 2013	241,825	114,365	—		—	1,000	357,190
	Fiscal 2012	235,000	103,801	—		10,198	6,726	355,725

Christopher B. Heald	Transition period 2014	123,333	38,122	—		35,436	—	196,891
Vice President of Finance and Chief Accounting Officer	Fiscal 2014	165,733	57,184	—		21,964	1,000	245,881
	Fiscal 2013	140,092	27,034	64,869		15,000	1,000	247,995

(1)	Neither Mr. Coletta nor Mr. Heald was a named executive officer in the fiscal year ended April 30, 2012, or fiscal 2012.

(2)	The salary amounts included in the Summary Compensation Table differ from those in the annual base salary table on page 7 because transition period 2014 is eight months and because salary increases were effected during each of the periods presented on a non-retroactive basis, as applicable.
(3)	Amounts shown in this column reflect the aggregate grant date fair value of the restricted stock units and performance-based restricted stock units rewarded as a part of our broader annual equity incentive program under our 2006 Stock Incentive Plan, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Stock award compensation is based upon the last reported sales price of our Class A common stock on the NASDAQ Stock Market on the grant date. Stock award compensation for performance-based restricted stock units granted during the fiscal year ended April 30, 2013, or fiscal 2013, and fiscal 2012 assume 100% attainment of the underlying performance metrics. Under the terms of the performance-based restricted stock units, a named executive officer has the right to receive up to a maximum number of shares of Class A common stock if certain performance metrics are met by us. The grant date fair values of the fiscal 2013 awards, assuming that the highest attainment level underlying the performance metrics, or 200%, would be achieved, are as follows: $418,010 for Mr. John Casella, $171,551 for Mr. Coletta, $400,851 for Mr. Johnson, $171,551 for Mr. Schmitt and $40,553 for Mr. Heald. The grant date fair values of the fiscal 2012 awards, assuming that the highest attainment level underlying the performance metrics, or 150%, would be achieved, are as follows: $348,338 for Mr. John Casella, $334,042 for Mr. Johnson and $129,754 for Mr. Schmitt.
(4)	Reflects the aggregate grant date fair value for option awards granted under our 2006 Stock Incentive Plan in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 12 to our Consolidated Financial Statements included in the Original Form 10-KT.
(5)	The amounts reported in this column for fiscal 2012, fiscal 2013 and fiscal 2014 were previously reported in the Bonus column and reflect amounts earned under the annual incentive bonus plan for each respective year. The amounts reported in this column for transition period 2014 for Messrs. Casella, Johnson, Schmitt and Heald represent the amounts earned under the annual incentive bonus plan for transition period 2014. The amount reported in this column for transition period 2014 for Mr. Coletta includes $85,251 earned under the annual incentive bonus plan for transition period 2014 and $44,100 earned under the special bonus plan as described above in “Compensation Discussion and Analysis — Discretionary Bonus”.
(6)	The amounts reported in All Other Compensation reflect, for each named executive officer, the sum of (a) the dollar value of life and medical insurance premiums we paid, (b) the amount we contributed to the 401(k) plan, (c) the amount of tax gross-ups we paid and (d) the incremental cost to us of all perquisites and other personal benefits.

The following table sets forth All Other Compensation paid to or accrued by our named executive officers in transition period 2014, fiscal 2014, fiscal 2013 and fiscal 2012:

Name	Year	Life Insurance Premiums ($)	Medical Insurance Premiums ($)	401(k) Plan Matching Contributions ($)	Car Allowance and Usage ($)	Tax Gross-Up Payments		Other
John W. Casella	Transition period 2014	8,050	—	—	19,979	—		—
	Fiscal 2014	8,080	—	—	17,904	61,591	(a)	—
	Fiscal 2013	8,367	28,485	—	6,991	—		—
	Fiscal 2012	8,423	17,296	—	11,482	—		—

Edmond R. Coletta	Transition period 2014	—	—	—	5,336	—		—
	Fiscal 2014	—	—	1,000	7,236	—		—
	Fiscal 2013	—	—	1,000	6,000	—		—

Edwin D. Johnson	Transition period 2014	897	—	—	7,181	—		—
	Fiscal 2014	897	—	1,000	9,803	—		184,833	(b)
	Fiscal 2013	897	—	1,000	9,776	—		—
	Fiscal 2012	897	—	1,000	9,776	—		—

David L. Schmitt	Transition period 2014	—	—	—	—	—		—
	Fiscal 2014	—	—	1,000	—	—		—
	Fiscal 2013	—	—	1,000	—	—		—
	Fiscal 2012	—	—	1,000	5,726	—		—

Christopher B. Heald	Transition period 2014	—	—	—	—	—		—
	Fiscal 2014	—	—	1,000	—	—		—
	Fiscal 2013	—	—	1,000	—	—		—

(a)	Consists of a cash payment in connection with the reimbursement of withholding tax associated with the vesting of restricted stock units in fiscal 2014.
(b)	The amount shown constitutes a cash payment to Mr. Johnson equal to the excess of the aggregate exercise price of the stock options issued to him in replacement of stock options that were rescinded over the exercise price of the rescinded stock options. See Note 7.

(7)	The amount shown reflects the aggregate grant date fair value of the stock options granted to Mr. Johnson to replace stock options previously granted to him that were rescinded because they were determined to have been issued in excess of the limits set forth under our 2006 Stock Incentive Plan.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of equity awards made to our named executive officers during transition period 2014.

Transition Period 2014 Grants of Plan-Based Awards

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Stock Option Awards ($) (3)
			Threshold ($)	Target ($)	Maximum ($)
John W. Casella	Annual Incentive Bonus	N/A	—	—	360,000	—	—
	Restricted Stock Unit	6/24/2014	—	—	—	46,233	244,110

Edmond R. Coletta	Annual Incentive Bonus	N/A	—	—	148,358	—	—
	Discretionary Bonus	N/A	—	202,055	—	—	—
	Restricted Stock Unit	6/24/2014	—	—	—	25,253	133,336

Edwin D. Johnson	Annual Incentive Bonus	N/A	—	—	215,333	—	—
	Restricted Stock Unit	6/24/2014	—	—	—	25,253	133,336

David L. Schmitt	Annual Incentive Bonus	N/A	—	—	108,302	—	—
	Restricted Stock Unit	6/24/2014	—	—	—	7,220	38,122

Christopher B. Heald	Annual Incentive Bonus	N/A	—	—	61,667	—	—
	Discretionary Bonus	N/A	—	85,250	—	—	—
	Restricted Stock Unit	6/24/2014	—	—	—	7,220	38,122

(1)	There are no threshold or targets amounts under the annual incentive bonus plan for transition period 2014.
(2)	Represents restricted stock units granted under our 2006 Stock Incentive Plan. The restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(3)	The value of a restricted stock unit award is based on the last reported sales price of our Class A common stock on the NASDAQ Stock Market on the grant date.

Information Relating to Equity Awards and Holdings

The following table sets forth information regarding outstanding unexercised options and stock units that have not vested and related information for each of our named executive officers as of December 31, 2014.

Outstanding Equity Awards at December 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
John W. Casella	30,000	—		12.00	6/30/2015	—		—	—		—
	30,000	—		13.00	7/6/2016	—		—	—		—
	14,000	—		11.01	7/23/2017	—		—	—		—
	18,291	36,583	(1)	5.54	12/12/2023	—		—	—		—
	—	—		—	—	46,233	(2)	186,781	—		—
	—	—		—	—	22,825	(3)	92,213	—		—
	—	—		—	—	8,984	(4)	36,295	—		—
	—	—		—	—	—		—	13,476	(5)	54,441

Edmond R. Coletta	2,000	—		13.00	7/6/2016	—		—	—		—
	1,000	—		11.01	7/23/2017	—		—	—		—
	20,000	—		13.78	12/13/2017	—		—	—		—
	20,000	—		4.72	3/4/2020	—		—	—		—
	—	90,000	(6)	4.00	12/5/2022	—		—	—		—
	—	—		—	—	25,253	(2)	102,022	—		—
	—	—		—	—	21,888	(3)	88,428	—		—
	—	—		—	—	3,687	(4)	14,895	—		—
	—	—		—	—	—		—	5,531	(5)	22,343

Edwin D. Johnson	200,000	—		3.81	7/6/2020	—		—	—		—
	—	122,466	(6)	4.00	12/5/2022	—		—	—		—
	50,000	—		5.71	12/10/2023	—		—	—		—
	—	52,534	(7)	5.71	12/10/2023	—		—	—		—
	—	—		—	—	25,253	(2)	102,022	—		—
	—	—		—	—	21,888	(3)	88,428	—		—
	—	—		—	—	8,615	(4)	34,805	—		—
	—	—		—	—	—		—	12,923	(5)	52,207

David L. Schmitt	15,000	—		15.60	5/31/2016	—		—	—		—
	—	—		—	—	7,220	(2)	29,169	—		—
	—	—		—	—	9,368	(3)	37,847	—		—
	—	—		—	—	3,687	(4)	14,895	—		—
	—	—		—	—	—		—	5,531	(5)	22,343

Christopher B. Heald	1,800	—		13.00	7/6/2016	—		—	—		—
	500	—		11.01	7/23/2017	—		—	—		—
	—	20,000	(8)	4.38	1/23/2023	—		—	—		—
	—	—		—	—	7,220	(2)	29,169	—		—
	—	—		—	—	9,368	(3)	37,847	—		—
	—	—		—	—	872	(4)	3,523	—		—
	—	—		—	—	—		—	1,308	(5)	5,284

(1)	Represents options granted on December 13, 2013. The options vest in equal annual installments over a three-year period, beginning on the first anniversary of the date of grant.
(2)	Represents restricted stock units granted on June 24, 2014. Restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(3)	Represents restricted stock units granted on June 25, 2013. Restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(4)	Represents restricted stock units granted on May 30, 2012. Restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(5)	Represents performance-based restricted stock units granted on May 30, 2012. Performance-based restricted stock units are subject to vesting based on our attainment of a targeted return on net assets for the twelve months ended April 30, 2015 and are shown here assuming 50% attainment of the underlying performance metrics.
(6)	Represents options granted on December 5, 2012. The options fully vest on the third anniversary of the date of grant.
(7)	Represents options granted on December 11, 2013. The options fully vest on December 5, 2015.
(8)	Represents options granted on January 23, 2013. The options fully vest on the third anniversary of the date of grant.

Stock Vested During Transition Period 2014

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
John W. Casella	28,058	151,730
Edmond R. Coletta	16,532	88,661
Edwin D. Johnson	26,907	145,506
David L. Schmitt	11,224	60,861
Christopher B. Heald	6,297	33,667

(1)	Number of shares acquired on vesting of stock awards is the gross number of shares vested, including shares that were surrendered to us, if applicable, for the payment of withholding taxes pursuant to the terms of our 2006 Stock Incentive Plan.

Potential Payments Upon Termination or Change of Control

Employment Agreements

We have employment agreements with Messrs. John Casella, Johnson, Coletta and Schmitt, which we entered into as follows: Mr. John Casella: December 8, 1999; Mr. Johnson: July 6, 2010; Mr. Coletta: September 1, 2012; and Mr. Schmitt: May 31, 2006. Each of Messrs. John Casella’s and Johnson’s employment agreement has an initial term of three years and is automatically renewable for additional one-year terms thereafter unless terminated by either party pursuant to the terms of the agreement. Each of Messrs. Coletta’s and Schmitt’s employment agreement has an initial term of one year and is automatically renewable for additional one-year terms thereafter unless terminated by either party pursuant to the terms of the agreement. In December 2008, we amended our employment agreements with Messrs. John Casella and Schmitt to document compliance with, and, as applicable, exemption from, Section 409A of the Code.

Pursuant to the terms of their employment agreements, each of Messrs. John Casella, Johnson, Coletta and Schmitt is entitled to a specified annual base salary, subject to adjustment as set forth in the agreement, an annual bonus consisting of cash, stock awards or a combination of cash and stock awards, in an amount determined by the Compensation Committee each fiscal year, and a severance package upon the termination of employment. We have agreed to use our best efforts to assure that Mr. John Casella is elected to our Board for the duration of his term of employment. The base salary and bonus components of their compensation are described above under “Base Salary” and “Annual Incentive Bonus”.

Mr. John Casella has agreed not to compete with us for a period of two years after the termination of his employment within 300 miles of any facility operated by us during the term of his employment and not to solicit our customers, accounts or employees. Each of Messrs. Johnson, Coletta and Schmitt has agreed not to compete with us for a period of one year after the termination of his employment within 100 miles of any facility operated by us during the term of his employment and not to solicit our customers, accounts or employees. In the event that Mr. John Casella terminates his employment voluntarily and is not entitled to severance, the non-compete provisions of his agreement would not apply unless we continue to pay his base salary and any termination benefits or payments required under his agreement.

In the event Mr. John Casella’s employment is terminated by us other than for cause (as defined below), he will be entitled to payment of an amount equal to (a) three times the sum of (i) his highest annual base salary paid under the agreement and (ii) the higher of the most recent bonus paid to him under his agreement or 50% of his base salary immediately prior to such termination, plus (b) an amount in cash equal to the value of any accrued but unpaid base salary, bonus and vacation pay. In addition, Mr. John Casella will continue to receive healthcare and other benefits for a period of three years from the date of termination, and any stock options or equity grants issued by us to him will become exercisable in full upon termination without cause. In the event that Mr. John Casella terminates his employment with us for good reason or qualified good reason (as defined below), he will receive the maximum payments and benefits described in the preceding two sentences plus an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments. For the purposes of Mr. John Casella’s employment agreement, “good reason” means the occurrence of (a) a change of control, accompanied by, or followed within the 12-month period after a change of control by (b)(i) the assignment to the employee of any duties inconsistent with his status prior to the change of control or which require travel significantly more time-consuming than that required at commencement of the agreement, or (ii) a material adverse alteration in the nature or status of the employee’s responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, or (iii) a material diminution in the employee’s compensation. For the purposes of Mr. John Casella’s employment agreement, “qualified good reason” means the occurrence of one of the events under clause (b)(i), (ii) or (iii) of the preceding definition of good reason.

In the event Mr. Coletta’s employment is terminated by us without cause, he will be entitled to payment of an amount equal to (a) the sum of (i) 12 months of the highest base salary paid to Mr. Coletta prior to his termination and (ii) 75% of his base salary immediately prior to such termination and (b) an amount in cash equal to any accrued but unpaid base salary, bonus and vacation pay. In addition, Mr. Coletta will continue to receive healthcare and other benefits for a period of one year from the date of termination. Any stock options or equity grants issued by us to Mr. Coletta will become exercisable in full upon termination without cause. In the event that Mr. Coletta terminates his employment for good reason, defined as the assignment of any duties inconsistent with his status as Vice President, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, a material diminution in his compensation, or a material change in the geographic location at which he must perform services for us, Mr. Coletta will be entitled to receive the severance payments described in the preceding two sentences plus an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments.

In the event Mr. Johnson’s employment is terminated by us without cause, he will be entitled to payment of an amount equal to (a) two times the sum of (i) his highest annual base salary at any time prior to such termination and (ii) 85% of his highest base salary at any time prior to such termination and (b) an amount in cash equal to the value of any accrued but unpaid base salary, bonus and vacation pay. In addition, Mr. Johnson will continue to receive healthcare and other benefits for a period of two years from the date of termination, and any stock options or equity grants issued by us to Mr. Johnson will become exercisable in full upon termination without cause. In the event that Mr. Johnson terminates his employment with us for good reason, defined as the assignment of any duties inconsistent with his status as President and Chief Operating Officer, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, or a material diminution in his compensation, Mr. Johnson will receive the maximum payments and benefits described in the preceding two sentences and an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments.

In the event Mr. Schmitt’s employment is terminated by us without cause, he will be entitled to payment of an amount equal to (a) the sum of (i) 12 months of the highest base salary paid to Mr. Schmitt prior to his termination and (ii) 60% of his base salary immediately prior to such termination and (b) an amount in cash equal to any accrued but unpaid base salary, bonus and vacation pay. In addition, Mr. Schmitt will continue to receive healthcare and other benefits for a period of one year from the date of termination. Any stock options or equity grants issued by us to Mr. Schmitt will become exercisable in full upon termination without cause. In the event that Mr. Schmitt terminates his employment for good reason, defined as the assignment of any duties inconsistent with his status as Vice President and General Counsel, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, or a material diminution in his compensation, Mr. Schmitt will be entitled to receive the severance payments described in the preceding two sentences plus an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments.

For purposes of each agreement discussed above, “cause” means the discharge of the employee resulting from (a) a conviction of a crime involving us; (b) an act or omission which has a material adverse effect on us; (c) fraud, misappropriation or embezzlement; or (d) the breach of confidentiality, non-competition or other material obligations by the employee.

The severance benefits described above were extended to Mr. John Casella and Mr. Coletta as an inducement to their decisions to continue to remain employed by us and, in the case of Messrs. Johnson and Schmitt, as an inducement to accept employment with us. At the time each of such agreements was entered into, our Board considered a number of factors, including severance arrangements offered by comparable companies, the importance of the respective employee to our ongoing success and the benefits of receiving a non-competition and non-solicitation covenant from the respective employee in exchange for the agreed severance. The Compensation Committee considers the severance benefits to be separate from the compensation payable to employees for their ongoing services and accordingly does not consider the value of the severance package when setting current compensation.

Summary of Potential Payments Upon Termination or Change of Control as of December 31, 2014

The following table quantifies the amounts that would be payable to our named executive officers upon termination of their employment under the circumstances described above under “Employment Agreements.” We calculated the amounts shown based upon each such named executive officer’s employment agreement, if applicable, described above and upon the hypothetical assumption that we terminated each named executive officer effective December 31, 2014.

	Termination without Cause
Name	Cash Payments ($) (1)	Value of Benefits ($) (2)	Value of Options with Accelerated Vesting ($) (3)	Value of Stock with Accelerated Vesting ($)
John W. Casella	2,025,000	97,452	—	533,054
Edmond R. Coletta	519,251	17,811	3,600	294,718
Edwin D. Johnson	1,406,000	47,570	4,899	434,082
David L. Schmitt	433,208	23,000	—	171,284
Christopher B. Heald	—	—	—	—

	Immediately upon a Change of Control		Termination for Good Reason
Name	Value of Options with Accelerated Vesting ($) (3)	Value of Stock with Accelerated Vesting ($)	Cash Payments ($) (1)	Value of Benefits ($) (2)	Value of Options with Accelerated Vesting ($) (3)	Tax Reimbursement ($)	Value of Stock with Accelerated Vesting ($)
John W. Casella	—	533,054	2,025,000	97,452	—	1,409,448	533,054
Edmond R. Coletta	3,600	294,718	519,251	17,811	3,600	366,625	294,718
Edwin D. Johnson	4,899	434,082	1,406,000	47,570	4,899	946,363	434,082
David L. Schmitt	—	171,284	433,208	23,000	—	—	171,284
Christopher B. Heald	—	—	—	—	—	—	—

(1)	The amounts in this column reflect a lump sum payment, as described above, equal to a multiple of annual base salary in effect on December 31, 2014, and a bonus or other amount equal to a percentage of the base salary for each named executive officer in accordance with the terms of his employment agreement.

(2)	The amounts in this column reflect payments for monthly COBRA premiums for continued health and dental coverage as well as payments for life insurance and disability insurance premiums as of December 31, 2014. For Mr. John Casella, payment of these benefits will continue for a period of three years, for each of Messrs. Coletta and Schmitt, a period of one year and for Mr. Johnson, a period of two years from the date of termination.
(3)	The amounts in this column are calculated based on the difference between $4.04, the closing market price per share of our Class A common stock on December 31, 2014, and the exercise price per share for the options subject to accelerated vesting.

Director Compensation

We compensate our directors who are not our employees or employees of our subsidiaries. Accordingly, Mr. John Casella, who serves as our Chief Executive Officer, and Mr. Douglas Casella, who serves as Vice Chairman of our Board and President of Casella Waste Management, Inc., our wholly-owned subsidiary, do not receive any additional compensation for their service as directors.

The Compensation Committee periodically reviews the compensation of our non-employee directors. We seek to attract exceptional talent to our Board and therefore, our policy is to compensate our directors competitively relative to comparable companies. Our Board believes that it is appropriate for the chairs and members of the committees of our Board to receive additional compensation for their services in those positions.

Cash Compensation

In transition period 2014, our non-employee directors were entitled to receive cash fees in consideration of their Board service as follows:

• Quarterly retainer fee for service on our Board	$6,250
• Additional retainer fee for each meeting of our Board attended in person	$1,500
• Additional retainer fee for each meeting of our Board attended telephonically	$1,000
• Additional retainer fee for each meeting of a committee of our Board attended in person	$1,000
• Additional retainer fee for each meeting of a committee of our Board attended telephonically	$500
• Additional annual retainer fee for service as Audit Committee Chair	$15,000
• Additional annual retainer fee for service as Compensation Committee Chair	$5,000
• Additional annual retainer fee for service as Nominations and Governance Committee Chair	$5,000
• Additional quarterly retainer fee for service as Lead Director	$18,750

Our non-employee directors are entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending Board meetings and meetings of committees on which he or she serves.

In transition period 2014, the Compensation Committee retained Gallagher Compensation Consulting to assist the Compensation Committee with its review of non-employee director compensation. In December 2014, our Board, upon the recommendation of the Compensation Committee, modified the compensation payable to non-employee directors by eliminating all per meeting fees and in lieu thereof fixing the quarterly retainer payable to such directors (not including retainer fees payable for service as chairs of committees or for service as the lead outside director) at $11,250 per quarter. Our non-employee directors will receive the following cash compensation for service on our Board, effective as of calendar year 2015:

• Quarterly retainer fee for service on our Board	$11,250
• Additional annual retainer fee for service as Audit Committee Chair	$15,000
• Additional annual retainer fee for service as Compensation Committee Chair	$5,000
• Additional annual retainer fee for service as Nominations and Governance Committee Chair	$5,000
• Additional quarterly retainer fee for service as Lead Director	$18,750

Equity Compensation

Each new non-employee director receives a grant of shares of restricted Class A common stock on the date of such director’s initial election to our Board having a value on the date of grant of approximately $50,000, which vests in three equal annual installments beginning on the first anniversary of the date of grant. Each incumbent non-employee director, other than non-employee directors who were initially elected to our Board at an annual meeting of stockholders or at any time after the prior year’s annual meeting of stockholders, receives at each annual meeting of stockholders an additional grant of shares of restricted Class A common stock having a value on the date of grant of approximately $50,000, which vests in three equal annual installments beginning on the first anniversary of the date of grant. Our Board adopted stock ownership guidelines for its non-employee directors that require each non-employee director to attain a share ownership level of our Class A common stock equal to $100,000. Each non-employee director is required to attain such ownership levels by the third annual meeting of stockholders following the first annual meeting of stockholders at which such non-employee director is elected to our Board.

The following table provides compensation information for transition period 2014 for each of our non-employee directors.

Non-Employee Director Compensation for Transition Period 2014

Name*	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	Total ($)
Michael K. Burke	28,167	49,998	78,165
James F. Callahan, Jr.	41,166	49,998	91,164
John F. Chapple III	28,167	49,998	78,165
Joseph G. Doody	29,167	49,998	79,165
James P. McManus	26,500	49,998	76,498
Emily Nagle Green	28,167	49,998	78,165
Gregory B. Peters	89,500	49,998	139,498

*	Excludes Mr. John Casella, our Chief Executive Officer and Chairman of our Board, who does not receive compensation for his services as director and whose compensation as a named executive officer is reported in the Summary Compensation Table above, and Mr. Doug Casella, the Vice Chairman of our Board and President of Casella Waste Management, Inc., our wholly-owned subsidiary, who does not receive compensation for his services as director. Mr. Douglas Casella’s compensation for his services as President of Casella Waste Management, Inc., which did not exceed $120,000 in transition period 2014, is not included in the amounts set forth in this table.

(1)	Amounts shown in this column reflect the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of awards granted in transition period 2014 under our 2006 Stock Incentive Plan for service on our Board. Restricted stock awards were granted at the fair market value as of the date of the grant, based upon the last reported sale price of our Class A common stock on the NASDAQ Stock Market. The restricted stock awards vest in equal annual installments over a three-year period beginning on the first anniversary of the date of grant. The individual restricted stock awards reflected in the compensation table above are summarized below.

Name	Grant Date	Number of Shares of Restricted Stock Granted in Transition Period 2014 (#)	Grant Date Fair Value of Awards Granted in Transition Period 2014 ($)
Michael K. Burke	10/7/2014	13,227	49,998
James F. Callahan, Jr.	10/7/2014	13,227	49,998
John F. Chapple III	10/7/2014	13,227	49,998
Joseph G. Doody	10/7/2014	13,227	49,998
James P. McManus	10/7/2014	13,227	49,998
Emily Nagle Green	10/7/2014	13,227	49,998
Gregory B. Peters	10/7/2014	13,227	49,998

(2)	As of December 31, 2014, our non-employee directors held the following aggregate number of unvested shares of restricted stock and shares underlying unexercised options as of such date:

Name	Number of Unvested Shares of Restricted Stock (#)	Number of Shares Underlying Unexercised Option Awards (#)
Michael K. Burke	22,804	7,500
James F. Callahan, Jr.	22,804	22,500
John F. Chapple III	22,804	22,500
Joseph G. Doody	22,804	22,500
James P. McManus	22,804	22,500
Emily Nagle Green	22,151	—
Gregory B. Peters	22,804	22,500

We have entered into or engaged in certain transactions with our directors or affiliates of our directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Relationship and Related Person Transactions.”

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee throughout transition period 2014 were Messrs. McManus (Chair), Doody, Chapple and Peters and Ms. Nagle Green. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Transition Report on Form 10-KT for the eight-month transition period ended December 31, 2014.

By the Compensation Committee of the Board of Directors of Casella Waste Systems, Inc.

James P. McManus, Chair

John F. Chapple III

Joseph G. Doody

Emily Nagle Green

Gregory B. Peters

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 27, 2015 information regarding the beneficial ownership of our capital voting stock by (a) each person or entity known by us to beneficially own more than 5% of any class of our common stock, (b) our directors, (c) our named executive officers and (d) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Shares of Class A common stock that an individual or entity has a right to acquire within 60 days after April 27, 2015, including pursuant to options to purchase Class A common stock, Class B common stock convertible into Class A common stock and restricted stock unit awards subject to vesting, are included in the number of shares of Class A common stock beneficially owned by the person or entity and are deemed outstanding for purposes of computing the percentage of beneficial ownership owned by the person or entity, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Each share of Class B common stock is convertible at the discretion of the holder thereof into one share of Class A common stock. As of April 27, 2015, a total of 39,588,604 shares of Class A common stock were outstanding and a total of 988,200 shares of Class B common stock were outstanding. Except as otherwise indicated by footnote, we believe that the persons named in this table, based on information provided by these persons, have sole voting and investment power with respect to the securities indicated. Unless otherwise indicated, the address of each beneficial owner listed in the table is care of Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.

	Class A Common Stock		Class B Common Stock		Combined Voting Percentage (1)
Name of Beneficial Owner	# of Shares	% of Class	# of Shares	% of Class
5% Stockholders
12 West Capital Management LP (2) 90 Park Avenue, 41st Floor New York, NY 10016	3,694,949	9.33%	—	—	7.47%

Rutabaga Capital Management LLC (3) 64 Broad Street, 3rd Floor Boston, MA 02109	3,192,741	8.06%	—	—	6.45%

RMB Capital Management, LLC (4) 115 S. LaSalle Street, 34th Floor Chicago, IL 60603	3,012,481	7.61%	—	—	6.09%

BlackRock, Inc. (5) 40 East 52nd Street New York, NY 10022	2,916,833	7.37%	—	—	5.90%

Portolan Capital Management (6) 2 International Place, 26th Floor Boston, MA 02110	2,473,288	6.25%	—	—	5.00%

JCP Investment Partnership, LP (7) 1177 West Loop South, Suite 1650 Houston, TX 77027	1,980,105	5.00%	—	—	4.00%

Executive Officers and Directors
John W. Casella (8)	979,702	2.44%	494,100	50.0%	10.94%
Edmond R. Coletta (9)	110,710	*	—	—	*
Edwin D. Johnson (10)	424,195	1.06%	—	—	*
David L. Schmitt (11)	57,947	*	—	—	*
Christopher B. Heald (12)	46,140	*	—	—	*
Michael K. Burke (13)	101,124	*	—	—	*
James F. Callahan, Jr. (14)	170,082	*	—	—	*
Douglas R. Casella (15)	1,251,800	3.12%	494,100	50.0%	11.50%
John F. Chapple III (16)	98,582	*	—	—	*
Joseph Doody (17)	97,582	*	—	—	*
James P. McManus (18)	97,582	*	—	—	*
Emily Nagle Green (19)	29,792	*	—	—	*
Gregory B. Peters (20)	111,766	*	—	—	*
Executive officers and directors as a group (13 people) (21)	3,577,024	8.66%	988,200	100.0%	24.84%

*	Represents less than 1% of the outstanding shares of the respective class of our voting stock and/or less than 1% of total ownership of equity securities.
(1)	This column represents voting power rather than percentage of equity interest as each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to ten votes. Combined, the Class A common stock (39,588,604 votes) and the Class B common stock (9,882,000 votes) entitle their holders to an aggregate of 49,470,604 votes as of April 27, 2015. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.
(2)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 3 to Schedule 13G that was filed with the SEC by 12 West Capital Management LP on February 17, 2015. 12 West Capital Management LP reports sole voting power and sole dispositive power with respect to 3,694,949 shares.
(3)	We obtained information regarding beneficial ownership of these shares solely from a Form 13G that was filed with the SEC by Rutabaga Capital Management on February 13, 2015. Rutabaga Capital Management reports sole voting power with respect to 2,694,341 shares, shared voting power with respect to 498,400 shares and sole dispositive power with respect to 3,192,741 shares.

(4)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 1 to Schedule 13G that was filed with the SEC by RMB Capital Holdings, LLC, RMB Capital Management, LLC, Iron Road Capital Partners L.L.C. and South LaSalle Managers, LLC on February 5, 2015. RMB Capital Holdings, LLC reports shared voting power and shared dispositive power with respect to 3,012,481 shares. RMB Capital Management, LLC reports shared voting power and shared dispositive power with respect to 3,012,481 shares and sole dispositive power with respect to 34,000 shares. Iron Road Capital Partners L.L.C. reports shared voting power and shared dispositive power with respect to 2,199,433 shares. South LaSalle Managers, LLC reports shared voting power and shared dispositive power with respect to 799,048 shares.
(5)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 4 to Schedule 13G that was filed with the SEC by BlackRock, Inc., or BlackRock, on January 26, 2015. BlackRock reports sole voting power with respect to 2,846,879 shares and sole dispositive power with respect to 2,916,833 shares.
(6)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 1 to Schedule 13G that was filed with the SEC by Portolan Capital Management, LLC on February 10, 2015. Portolan Capital Management, LLC reports direct beneficial ownership, sole voting power and sole dispositive power with respect to 2,473,288 shares. George McCabe, the manager of Portolan Capital Management, LLC reports indirect beneficial ownership, sole voting power and sole dispositive power with respect to 2,473,288 shares.
(7)	We obtained information regarding beneficial ownership of these shares solely from Schedule 13D that was filed with the SEC by JCP Investment Partnership, LP (“JCP Partnership”), JCP Single-Asset Partnership, LP (“JCP Single-Asset”), JCP Investment Partners, LP (“JCP Partners”), JCP Investment Holdings, LLC (“JCP Holdings”), JCP Investment Management, LLC (“JCP Management”), James C. Pappas, Brett W. Frazier and Joseph B. Swinbank on April 28, 2015. JCP Partnership reports sole voting power and sole dispositive power with respect to 1,483,435 shares. JCP Single-Asset reports sole voting power and sole dispositive power with respect to 496,670 shares. JCP Partners, which serves as the general partner of JCP Partnership and JCP Single-Asset, reports sole voting power and sole dispositive power with respect to 1,980,105 shares. JCP Holdings, which serves as the general partner of JCP Partners, reports sole voting power and sole dispositive power with respect to 1,980,105 shares. JCP Management, which serves as the investment manager of JCP Partnership and JCP Single-Asset, reports sole voting power and sole dispositive power with respect to 1,980,105 shares. James C. Pappas, who serves as the managing member of JCP Management and sole member of JCP Holdings, reports sole voting power and sole dispositive power with respect to 1,980,105 shares.
(8)	Consists of (a) 332,747 shares of Class A common stock, (b) 92,291 shares of Class A common stock issuable to Mr. John Casella pursuant to options exercisable within 60 days of April 27, 2015, (c) 35,806 restricted stock units vesting within 60 days of April 27, 2015, (d) 24,064 shares of Class A common stock held by a trust of which Mr. John Casella serves as trustee, (e) 694 shares of Class A common stock held by Mr. John Casella’s spouse and (f) 494,100 shares of Class A common stock issuable at any time at the discretion of the holder upon the conversion of Class B common stock on a one-for-one basis.
(9)	Consists of (a) 44,664 shares of Class A common stock, (b) 43,000 shares of Class A common stock issuable to Mr. Coletta pursuant to options exercisable within 60 days of April 27, 2015 and (c) 23,046 restricted stock units vesting within 60 days of April 27, 2015.
(10)	Consists of (a) 146,221 shares of Class A common stock, (b) 250,000 shares of Class A common stock issuable to Mr. Johnson pursuant to options exercisable within 60 days of April 27, 2015 and (c) 27,974 restricted stock units vesting within 60 days of April 27, 2015.
(11)	Consists of (a) 32,171 shares of Class A common stock, (b) 15,000 shares of Class A common stock issuable to Mr. Schmitt pursuant to options exercisable within 60 days of April 27, 2015 and (c) 10,776 restricted stock units vesting within 60 days of April 27, 2015.
(12)	Consists of (a) 35,899 shares of Class A common stock, (b) 2,300 shares of Class A common stock issuable to Mr. Heald pursuant to options exercisable within 60 days of April 27, 2015 and (c) 7,961 restricted stock units vesting within 60 days of April 27, 2015.
(13)	Consists of (a) 93,624 shares of Class A common stock and (b) 7,500 shares of Class A common stock issuable to Mr. Burke pursuant to options exercisable within 60 days of April 27, 2015.
(14)	Consists of (a) 119,625 shares of Class A common stock, (b) 22,500 shares of Class A common stock issuable to Mr. Callahan pursuant to options exercisable within 60 days of April 27, 2015 and (c) 27,957 shares of Class A common stock held by the James F. Callahan, Jr. 1998 Trust, of which Mr. Callahan and his spouse are trustees.
(15)	Consists of (a) 660,969 shares of Class A common stock, (b) 74,000 shares of Class A common stock issuable to Mr. Douglas Casella pursuant to options exercisable within 60 days of April 27, 2015, (c) 22,731 restricted stock units vesting within 60 days of April 27, 2015 and (d) 494,100 shares of Class A common stock issuable at any time at the discretion of the holder upon the conversion of Class B common stock on a one-for-one basis.

(16)	Consists of (a) 76,082 shares of Class A common stock and (b) 22,500 shares of Class A common stock issuable to Mr. Chapple pursuant to options exercisable within 60 days of April 27, 2015.
(17)	Consists of (a) 75,082 shares of Class A common stock and (b) 22,500 shares of Class A common stock issuable to Mr. Doody pursuant to options exercisable within 60 days of April 27, 2015.
(18)	Consists of (a) 75,082 shares of Class A common stock and (b) 22,500 shares of Class A common stock issuable to Mr. McManus pursuant to options exercisable within 60 days of April 27, 2015.
(19)	Consists of 29,792 shares of Class A common stock.
(20)	Consists of (a) 89,266 shares of Class A common stock and (b) 22,500 shares of Class A common stock issuable to Mr. Peters pursuant to options exercisable within 60 days of April 27, 2015.
(21)	Consists of (a) 1,863,939 shares of Class A common stock, (b) 596,591 shares of Class A common stock issuable pursuant to options exercisable within 60 days of April 27, 2015, (c) 128,294 restricted stock units vesting within 60 days of April 27, 2015 and (d) 988,200 shares of Class A common stock issuable upon the conversion of Class B common stock.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)

Equity compensation plans approved by security holders	1,379,832	$7.70	1,386,225

Equity compensation plans not approved by security holders	—	—	—

(1)	In addition to being available for future issuance in the form of options, 1,009,947 shares of our Class A common stock under our 2006 Stock Incentive Plan may instead be issued in the form of restricted stock or other equity-based awards.
(2)	Includes 376,278 shares of our Class A common stock issuable under our 1997 Employee Stock Purchase Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions

We have adopted a written policy and have established procedures regarding approval of transactions between us and any employee, officer, director and other related persons, including those required to be reported under Item 404 of Regulation S-K. The policy requires that all related person transactions are reviewed by the Audit Committee and approved by our Board.

With respect to bidding projects in excess of $500,000 in which a related person, including Casella Construction, Inc. is a bidder, the Audit Committee has established a specific procedure. This procedure requires us to solicit a minimum of three qualified bids. The bid package is required to be sufficiently detailed to allow for direct comparisons of costs between responsive bidders. Bids for work on which Casella Construction, Inc. or any other related person is bidding are required to be directed to a third party engineer for opening, compilation and tabulation. The bids are then evaluated by the project team based on price, performance references, qualifications, experience, alternate bid items, proposed schedule, subcontractors qualifications/references, technical compliance and other bid information that is in the best interest of the project. In the event that a construction contract is successfully bid by a related person, bids and recommendations are required to be submitted to our Chief Financial Officer and our President and Chief Operating Officer for submission to the Audit Committee for review and to our Board for approval. With respect to sole source bids (i.e. those less than $500,000), the Audit Committee is required to be provided with documentation describing the reason for the work, a comparison of market or historical prices to the bid price, and approval by our Chief Financial Officer or our President and Chief Operating Officer. Change orders relating to contracts with related parties are required to be forwarded to our Chief Financial Officer for submission to the Audit Committee for review and to our Board for approval before the change order is approved; provided that change orders to existing contracts with related parties may be approved by our Chief Financial Officer and our President and Chief Operating Officer (executive officers who are not affiliated with the related parties), as long as the total value of such change orders does not exceed 10% of the value of the contract, up to a maximum of $500,000, and subject to ratification of the change order by our Board. Transactions not exceeding $75,000 individually or $300,000 in the aggregate in any fiscal year may, for administrative purposes, be approved by our President and Chief Operating Officer or our Chief Financial Officer, subject to ratification and approval by the Audit Committee and our Board.

The loan and security agreement for our senior secured asset-based revolving credit facility provides that, subject to certain exceptions, we may not enter into any transaction with any affiliate of ours, whether or not in the ordinary course of business, unless our Board determines in good faith that such transaction is on fair and reasonable terms substantially as favorable as would be obtainable by us at the time in a comparable arm’s length transaction.

With respect to related person transactions involving aggregate consideration in excess of $10.0 million, or in excess of $5.0 million if such transaction is not approved by a majority of disinterested directors, subject to certain exceptions, we are required by the terms of our debt instruments to obtain an opinion as to the fairness of such transactions from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing.

Our related person transaction policy also provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

We engage Casella Construction, Inc., a company owned by John W. Casella, our Chief Executive Officer and the Chairman of our Board, and Douglas R. Casella, the Vice Chairman of our Board, to provide construction services for us, including construction, closure and capping activities at our landfills. Total purchased services from Casella Construction, Inc. charged to operations or capitalized to landfills for transition period 2014, fiscal 2014, fiscal 2013 and fiscal 2012, were $5,561,853, $7,817,943, $6,573,671 and $2,611,607, respectively, of which $1,534, $890,354, $1,186,771 and $44,506, respectively, were outstanding and included in either accounts payable or other current liabilities at December 31, 2014, April 30, 2014, April 30, 2013 and April 30, 2012. In addition, we have approved ongoing contracts with Casella Construction, Inc., which we expect will result in additional payments by us to Casella Construction, Inc.

In addition to the total purchased services, CCI contributed $350,000 in cash and $390,000 in non-compensable services for work performed at our Southbridge landfill to assist in the remediation of the site as a part of our settlement with the Massachusetts’ Office of the Attorney General.

We are also party to two real estate leases with Casella Associates, LLP, a Vermont limited liability company owned by Messrs. John Casella and Douglas Casella. These leases relate to our corporate headquarters in Rutland, Vermont and our Montpelier, Vermont facility, and provide for aggregate monthly payments by us of $27,375, subject to an annual escalation provision based on increases in the consumer price index, through their expiration in April 2023.

From 1977 to 1992, we operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by Messrs. John Casella and Douglas Casella, which operated as a single-purpose real estate holding company. We paid the cost of closing this landfill in 1992, and have agreed to pay all post-closure obligations. In transition period 2014, fiscal 2014, 2013 and 2012, we paid an aggregate of $7,928, $8,111, $8,111 and $7,871, respectively, pursuant to this arrangement. As of December 31, 2014, April 30, 2014, April 30, 2013 and April 30, 2012, we had accrued $83,851, $94,396, $100,282 and $84,331, respectively, for costs related to those post-closure obligations.

We have entered into employment agreements with certain of our officers. See “Employment Agreements.”

Board Determination of Independence

Our Certificate of Incorporation and our By-Laws currently provide for the classification of our Board of Directors, or Board, into three classes, each having as nearly an equal number of directors as possible. The terms of service of the three classes are staggered so that the term of one class expires each year. Directors are elected for a term ending on the date of the third annual meeting following the annual meeting at which such directors were elected to continue or succeed those directors whose terms are expiring.

Our Board currently consists of nine directors. Class I consists of James F. Callahan, Jr., Douglas R. Casella and Michael K. Burke, each with a term ending at the 2016 Annual Meeting of Stockholders. Class II consists of Gregory B. Peters, Joseph G. Doody and Emily Nagle Green, each with a term ending at the 2017 Annual Meeting of Stockholders. Class III consists of John W. Casella, John F. Chapple III and James P. McManus, each with a term ending at the 2015 Annual Meeting of Stockholders.

Under the applicable rules of the NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board determined that none of Ms. Nagle Green or Messrs. Burke, Callahan, Chapple, Doody, McManus and Peters has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules.

Our Board has established three standing committees—Audit, Compensation and Nominations and Governance—each of which operates under a charter that was approved by our Board. In addition, the Compensation Committee designated two of its members to serve on the Stock Plan Subcommittee. The Stock Plan Subcommittee of the Compensation Committee grants restricted stock units and other awards under our stock incentive plans to executive officers.

Our Board determined that all of the members of each of its three committees are independent as defined under the rules of NASDAQ, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, in the case of all members of the Compensation Committee, the independence requirements under Rule 10C-1 under the Exchange Act. Our non-employee directors serve on the committees of our Board as follows:

	Audit Committee	Compensation Committee	Nominations and Governance Committee
Michael K. Burke
James F. Callahan
John F. Chapple III
Joseph G. Doody
James P. McManus
Emily Nagle Green
Gregory B. Peters**

**	Lead Independent Director
Chairperson
Member

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

McGladrey LLP served as our independent auditors for transition period 2014, fiscal 2014 and fiscal 2013. A summary of the fees we paid to McGladrey LLP in transition period 2014, fiscal 2014 and fiscal 2013 is set forth in the table below.

	Period	Audit Fees (1)	Audit Related Fees (2)	Tax Fees (3)	All Other Fees (4)	Total Fees
McGladrey LLP	Transition period 2014	$1,202,675	$21,163	$38,000	$20,631	$1,282,469

McGladrey LLP	Fiscal 2014	$1,002,102	$19,379	$—	$—	$1,021,481

McGladrey LLP	Fiscal 2013	$1,180,459	$20,320	$4,000	$—	$1,204,779

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. This amount includes reimbursement of out of pocket costs in transition period 2014, fiscal 2014 and fiscal 2013 of $70,576, $75,102 and $78,857, respectively.
(2)	Audit related fees consist of fees for the audit of our 401(k) benefit plan. This amount includes reimbursement of out of pocket costs in transition period 2014, fiscal 2014 and 2013 of $2,713, $1,611 and $2,553, respectively.
(3)	Tax fees consist of fees for general tax consultation.
(4)	Consists of fees billed for all other services provided by McGladrey LLP related to engagement risk management. This amount includes reimbursement of out of pocket costs in transition period 2014 of $631.

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditors. This policy generally provides that we will not engage an independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.

The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent auditors in transition period 2014, fiscal 2014 and fiscal 2013. No services were approved pursuant to the de minimis exception to the Audit Committee pre-approval requirements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.

Dated: April 30, 2015	By:	/s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 of Casella as filed November 12, 1999 (file no. 333-90913)).

2.2	Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on March 3, 2011 (file no. 000-23211)).

2.3	Stock Purchase Agreement dated as of December 6, 2012 among Casella, Blow Bros., the stockholders of Blow Bros. named therein, Arthur E. St. Hilaire (solely in his capacity as the Representative), and Trash Lady, LLC and Trash Lady NH, LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 10, 2012 (file no. 000-23211)).

2.4	Membership Interest Purchase Agreement dated December 5, 2013, by and among Casella Waste Systems, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 5, 2013 (file no. 000-23211)).

3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella as filed on December 7, 2007 (file no. 000-23211)).

3.2	Third Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed on February 27, 2009 (file no. 000-23211)).

4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed on October 9, 1997 (file no. 333-33135)).

4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on August 18, 2000 (file no. 000-23211)).

4.3	Indenture, dated February 7, 2011, by and among Casella, the Guarantors named therein and U.S. Bank National Association, as Trustee, governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.4	Registration Rights Agreement, dated as of February 7, 2011, by and among Casella, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc. and Comerica Securities, Inc., relating to the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.5	Registration Rights Agreement, dated October 9, 2012, by and among Casella, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Comerica Securities, Inc. and KeyBanc Capital Markets Inc., governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on October 9, 2012 (file no. 000-23211)).

4.6	Form of 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit A to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.7	Loan Agreement, dated as of December 1, 2014, between New York State Environmental Facilities Corporation and Casella (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

4.8	NYSEFC Guaranty Agreement, dated as of December 1, 2014, by and between the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

Exhibit No.	Description

4.9	BFA Guaranty Agreement, dated as of October 1, 2014, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on October 16, 2014 (file no. 000-23211)).

4.10	Financing Agreement dated as of March 1, 2013 between Casella and the Vermont Economic Development Authority, relating to issuance of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed April 5, 2013 (file no. 000-23211)).

4.11	VEDA Guaranty Agreement, dated as of March 1, 2013, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 4.8 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

4.12	Financing Agreement dated as of March 1, 2013 between Casella and the Business Finance Authority of the State of New Hampshire, relating to issuance of Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on April 5, 2013 (file no. 000-23211)).

4.13	Financing Agreement between Casella and Finance Authority of Maine, dated as of December 1, 2005, relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

4.14	First Amendment dated as of February 1, 2012 to Financing Agreement dated as of December 1, 2005, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

4.15	FAME Guaranty Agreement, dated as of February 1, 2012, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.1*	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed on September 24, 1997 (file no. 333-33135)).

10.2*	Form of Nonstatutory Stock Option Agreement granted under the Amended and Restated 1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 9, 2004 (file no. 000-23211)).

10.3*	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Appendix 1 to the Definitive Proxy Statement on Schedule 14A of Casella as filed on September 21, 1998).

10.4*	Form of Incentive Stock Option Agreement granted under the Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 9, 2004 (file no. 000-23211)).

10.5	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.6	Second Amendment to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).

10.7	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.7 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.8	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

Exhibit No.	Description

10.9	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Montpelier lease) (incorporated herein by reference to Exhibit 10.9 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.10	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and Casella Waste Systems, Inc. dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.11*	Employment Agreement between Casella and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on August 4, 2000 (file no. 000-23211)).

10.12*	Amendment to Employment Agreement by and between Casella and John W. Casella dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.13*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on October 19, 2009 (file no. 000-23211)).

10.14*	Form of Incentive Stock Option Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.15*	Form of Restricted Stock Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.16*	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.16 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.17*	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.17 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.18*	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.18 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.19*	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.19 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.20*	Form of Performance Share Unit Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 4, 2008 (file no. 000-23211)).

10.21	Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Lender, and the other lenders party thereto, Casella and Casella’s subsidiaries identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).

10.22	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of April 27, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.50 to the annual report on Form 10-K of Casella as filed on June 28, 2012 (file no. 000-23211)).

10.23	Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of September 20, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on December 4, 2012 (file no. 000-23211)).

Exhibit No.	Description

10.24	Third Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2013, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on June 26, 2013 (file no. 000-23211)).

10.25*	Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

10.26*	Letter Agreement between Casella and Edwin D. Johnson dated as of February 12, 2013 (incorporated herein by reference to Exhibit 10.26 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.27*	Employment Agreement between Casella and David L. Schmitt dated as of May 31, 2006, as amended (incorporated herein by reference to Exhibit 10.27 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.28*	Employment Agreement between Casella and Edmond Coletta dated as of September 1, 2012 (incorporated herein by reference to Exhibit 10.28 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.29	Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella, amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.29 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

12.1†	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

18.1†	Preferability letter regarding change in accounting principle.

21.1†	Subsidiaries of Casella Waste Systems, Inc.

23.1†	Consent of McGladrey LLP

31.1†	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 +	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4 +	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

†	Previously filed with the Original Form 10-KT

+	Filed herewith
*	This is a management contract or compensatory plan or arrangement.
**	Previously filed as Exhibit 101 to the Original Form 10-KT are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014, April 30, 2014 and April 30, 2013, (ii) Consolidated Statements of Operations for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, (iii) Consolidated Statements of Comprehensive Loss for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, (iv) Consolidated Statement of Stockholders’ (Deficit) Equity for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, (v) Consolidated Statements of Cash Flows for transition period 2014, fiscal year 2014, fiscal year 2013 and fiscal year 2012, and (vi) Notes to Consolidated Financial Statements.