Form 10-Q
period 2015-03-31
CASELLA WASTE SYSTEMS INC
filed 2015-05-07
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 27, 2015:

Class A common stock, $0.01 par value per share:	39,588,604
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,057	$2,205
Restricted cash	—	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,948 and $2,153, respectively	52,513	55,750
Refundable income taxes	526	554
Prepaid expenses	7,096	8,763
Inventory	4,418	4,374
Deferred income taxes	2,012	2,095
Other current assets	3,407	4,852

Total current assets	73,029	78,669

Property, plant and equipment, net of accumulated depreciation and amortization of $748,496 and $736,839, respectively	404,453	414,542
Goodwill	119,170	119,170
Intangible assets, net	11,070	11,808
Restricted assets	2,554	6,632
Cost method investments	14,432	14,432
Other non-current assets	29,696	24,542

Total assets	$654,404	$669,795

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,457	$1,656
Accounts payable	39,410	48,518
Accrued payroll and related expenses	4,136	6,289
Accrued interest	4,945	11,094
Current accrued capping, closure and post-closure costs	1,985	2,208
Other accrued liabilities	16,200	16,667

Total current liabilities	68,133	86,432

Long-term debt and capital leases, less current portion	545,442	534,055
Accrued capping, closure and post-closure costs, less current portion	38,609	37,621
Deferred income taxes	6,948	7,080
Other long-term liabilities	16,128	16,627

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,588,000 and 39,587,000 shares issued and outstanding, respectively	396	396
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, respectively	10	10
Additional paid-in capital	341,429	340,773
Accumulated deficit	(362,761)	(353,490)
Accumulated other comprehensive income	24	58

Total Casella Waste Systems, Inc. stockholders’ deficit	(20,902)	(12,253)
Noncontrolling interests	46	233

Total stockholders’ deficit	(20,856)	(12,020)

Total liabilities and stockholders’ deficit	$654,404	$669,795

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31,
	2015	2014
Revenues	$116,577	$113,197

Operating expenses:
Cost of operations	87,833	86,404
General and administration	16,805	16,387
Depreciation and amortization	13,748	13,608
Divestiture transactions	(4,935)	—
Development project charge	—	1,440
Severance and reorganization costs	—	80
Expense from divestiture, acquisition and financing costs	—	10
Gain on settlement of acquisition related contingent consideration	—	(1,058)

	113,451	116,871

Operating income (loss)	3,126	(3,674)

Other expense (income):
Interest income	(141)	(110)
Interest expense	10,126	9,606
Loss on debt extinguishment	521	—
Loss on derivative instruments	151	150
Income from equity method investments	—	(27)
Loss on sale of equity method investment	—	221
Other income	(164)	(207)

Other expense, net	10,493	9,633

Loss before income taxes	(7,367)	(13,307)
Provision for income taxes	596	303

Net loss	(7,963)	(13,610)

Less: Net income (loss) attributable to noncontrolling interests	1,308	(187)

Net loss attributable to common stockholders	$(9,271)	$(13,423)

Basic and diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	40,417	39,909

Basic and diluted earnings per common share	$(0.23)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(7,963)	$(13,610)
Other comprehensive loss, net of tax:
Unrealized loss resulting from changes in fair value of marketable securities	(34)	(3)

Other comprehensive loss, net of tax	(34)	(3)

Comprehensive loss	(7,997)	(13,613)

Less: Comprehensive income (loss) attributable to noncontrolling interests	1,308	(187)

Comprehensive loss attributable to common stockholders	$(9,305)	$(13,426)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
						Paid-In	Accumulated	Comprehensive	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests
Balance, December 31, 2014	$(12,020)	39,587	$396	988	$10	$340,773	$(353,490)	$58	$233
Net (loss) income	(7,963)	—	—	—	—	—	(9,271)	—	1,308
Other comprehensive loss	(34)	—	—	—	—	—	—	(34)	—
Issuances of Class A common stock	—	1	—	—	—	—	—	—	—
Stock-based compensation	660	—	—	—	—	660	—	—	—
Distribution to noncontrolling interest holder	(1,495)	—	—	—	—	—	—	—	(1,495)
Other	(4)	—	—	—	—	(4)	—	—	—

Balance, March 31, 2015	$(20,856)	39,588	$396	988	$10	$341,429	$(362,761)	$24	$46

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(7,963)	$(13,610)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,748	13,608
Depletion of landfill operating lease obligations	1,690	1,992
Interest accretion on landfill and environmental remediation liabilities	848	1,017
Stock-based compensation	660	576
Amortization of discount on long-term debt	80	62
Divestiture transactions	(4,935)	—
Gain on sale of property and equipment	(46)	(185)
Development project charge	—	1,440
Gain on settlement of acquisition related contingent consideration	—	(1,058)
Loss on debt extinguishment	521	—
Loss on derivative instruments	151	150
Income from equity method investments	—	(27)
Loss on sale of equity method investment	—	221
Deferred income taxes	(49)	243
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	3,237	3,764
Accounts payable	(9,108)	(2,953)
Prepaid expenses, inventories and other assets	4,341	1,743
Accrued expenses and other liabilities	(8,870)	(5,622)

Net cash (used in) provided by operating activities	(5,695)	1,361

Cash Flows from Investing Activities:
Proceeds from settlement of contingent consideration	—	214
Acquisition related additions to property, plant and equipment	—	(79)
Additions to property, plant and equipment	(4,444)	(7,477)
Payments on landfill operating lease contracts	(478)	(563)
Payments related to investments	—	(84)
Proceeds from divestiture transactions	4,550	—
Proceeds from sale of property and equipment	89	216

Net cash used in investing activities	(283)	(7,773)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	197,591	47,860
Principal payments on long-term debt	(186,500)	(41,250)
Change in restricted cash	4,086	—
Payments of financing costs	(6,852)	(17)
Distribution to noncontrolling interest holder	(1,495)	—

Net cash provided by financing activities	6,830	6,593

Discontinued Operations:
Net cash provided by investing activities	—	86

Net cash provided by discontinued operations	—	86

Net increase in cash and cash equivalents	852	267
Cash and cash equivalents, beginning of period	2,205	2,695

Cash and cash equivalents, end of period	$3,057	$2,962

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$15,336	$14,959
Income taxes, net of refunds	$30	$500

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1.	BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), and its consolidated subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, industrial services, discontinued operations and earnings from equity method investees are included in our Other segment.

The accompanying unaudited consolidated financial statements, which include the accounts of the Parent, our wholly-owned subsidiaries and any partially owned entities over which we have a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8 of our Transition Report on Form 10-KT for the transition period ended December 31, 2014, which was filed with the SEC on February 27, 2015.

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2015 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Transition Report on Form 10-KT for the transition period ended December 31, 2014.

Subsequent Events

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2015, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

On April 7, 2015, JCP Investment Partnership, LP notified us of its intention to nominate Brett W. Frazier, James C. Pappas and Joseph B. Swinbank for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. According to the Schedule 13D filed with the SEC by JCP Investment Partnership, LP, JCP Investment Management, LLC, JCP Single-Asset Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC and James C. Pappas (collectively, the “JCP Group”) on April 28, 2015, the JCP Group beneficially owns approximately 5.0% of our outstanding Class A common stock. On April 29, 2015, the JCP Group filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act confirming its intention to file a preliminary proxy statement and an accompanying proxy card with the SEC to solicit votes for the election of the JCP Group’s slate of three director nominees to our Board of Directors, at our 2015 Annual Meeting of Stockholders.

2.	ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Pending Adoption

Consolidation

In February 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the requirements of consolidation. The update provides changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities because in certain situations deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. This guidance is effective for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption, and we expect that it will have no impact on our consolidated financial position or results of operations.

Extraordinary and Unusual Items

In January 2015, the FASB issued an accounting standards update that eliminates the GAAP concept of extraordinary items. The update provides for the elimination of the requirements to consider whether an underlying event or transaction is extraordinary, but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands upon it to include items that are both unusual in nature and infrequently occurring. This guidance is effective prospectively or retrospectively for annual reporting periods, and interim periods with those reporting periods, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption, and we expect that this guidance will have no impact on our consolidated financial position or results of operations.

Revenue Recognition

In May 2014, the FASB issued an accounting standards update for the recognition of revenue, which supersedes existing revenue recognition requirements and most industry-specific guidance. The update provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2016 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential impact this guidance may have on our consolidated financial statements as a result of adopting this standard.

Adoption of New Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2014, with early adoption permitted, but only for disposals, or classifications as held for sale, that have not been reported in financial statements previously issued or available for issuance. We adopted this guidance effective January 1, 2015 and it did not impact our consolidated financial position or results of operations, but it may impact the presentation of, and disclosures in, our consolidated financial statements and notes thereto.

3.	INTANGIBLE ASSETS

Intangible assets as of March 31, 2015 and December 31, 2014 consisted of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, March 31, 2015
Intangible assets	$17,313	$16,065	$33,378
Less accumulated amortization	(15,879)	(6,429)	(22,308)

	$1,434	$9,636	$11,070

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2014
Intangible assets	$17,296	$16,071	$33,367
Less accumulated amortization	(15,730)	(5,829)	(21,559)

	$1,566	$10,242	$11,808

Intangible amortization expense was $749 during the three months ended March 31, 2015, as compared to $752 during the three months ended March 31, 2014.

Estimated Future Amortization Expense as of March 31, 2015:
For the fiscal year ending December 31, 2015	$1,833
For the fiscal year ending December 31, 2016	$2,048
For the fiscal year ending December 31, 2017	$1,784
For the fiscal year ending December 31, 2018	$1,581
For the fiscal year ending December 31, 2019	$1,213
Thereafter	$2,611

4.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$39,829	$46,326
Obligations incurred	441	736
Accretion expense	828	983
Obligations settled (1)	(504)	(212)

Ending balance	$40,594	$47,833

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

5.	LONG-TERM DEBT

Long-term debt and capital leases as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bearing interest at LIBOR plus 2.25%	$83,120	$—
Senior Secured Revolving Credit Facility:
Due March 2016; bore interest at LIBOR plus 3.75%	—	131,300
Tax-Exempt Bonds:
New York State Enviornmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014; senior unsecured due December 2044 - fixed rate interest period through 2019, bearing interest at 3.75%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2; senior unsecured due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013; senior unsecured due April 2036 - fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; senior unsecured due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Wasete Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600
Other:
Capital leases maturing through April 2023, bearing interest at up to 7.70%	3,075	3,295
Notes payable maturing through April 2017, bearing interest at up to 6.00%	418	435
Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75% (including unamortized discount of $1,714 and $1,319)	383,286	323,681

	546,899	535,711
Less—current maturities of long-term debt	1,457	1,656

	$545,442	$534,055

Financing Activities

In February 2015, we issued an additional $60,000 aggregate principal amount of 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”). The additional 2019 Notes, which are fungible with and issued under the same indenture as the 2019 Notes of $325,000 previously issued, were issued at a discount of approximately $476 to be accreted over the remaining term of the 2019 Notes. On February 27, 2015, we used the net proceeds from this issuance, together with the initial borrowings under our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”), to refinance our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”).

Our ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190,000, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL Facility by an aggregate amount of $100,000, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of March 31, 2015. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date for the ABL Facility shall be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

The ABL Facility requires us to maintain a certain minimum consolidated EBITDA measured at the end of each fiscal quarter. Additionally, if borrowing availability does not meet certain thresholds as defined in the ABL Facility agreement, the ABL Facility requires us to meet additional financial ratio covenants, including, without limitation:

•	a minimum fixed charge coverage ratio; and

•	a maximum consolidated first lien funded debt to consolidated EBITDA ratio.

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

In conjunction with the refinancing of our Senior Credit Facility in February 2015, we were also required to settle an obligation associated with an interest rate derivative agreement held with a creditor to our Senior Credit Facility. In February 2015, we made a cash payment of $830 to settle our obligation associated with this interest rate swap.

Loss on Debt Extinguishment

As a result of the refinancing of the Senior Credit Facility, in the three months ended March 31, 2015 we recorded a charge of $521 as a loss on debt extinguishment related to the write-off of deferred financing costs in connection with changes to the borrowing capacity from the Senior Credit Facility to the ABL Facility. The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility, are to be amortized over the term of the ABL Facility.

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

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the Massachusetts Department of Environmental Protection (“MADEP”) alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. While we neither admitted nor denied the allegations in the Draft Order, a final Administrative Consent Order with Penalty and Notice of Noncompliance was executed on March 20, 2015 (“Final Order”), and we agreed to pay a civil administrative penalty in a total amount of $172. MADEP agreed that $129 of that amount could be paid as a Supplemental Environmental Project for work being done by the Massachusetts Audubon Society at the Broad Meadow Brook Conservation Center & Wildlife Sanctuary in Worcester, Massachusetts, scheduled to be paid in full within a year of execution of the Final Order.

Environmental Remediation Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matter represents our potential or outstanding material claim.

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any significant expenditures relating to onsite remediation will be incurred until the fiscal year ending December 31, 2016. WSI is jointly and severally liable with the other Respondents for the total cost to remediate.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.7%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$5,142	$5,421
Accretion expense	20	34
Obligations settled	—	(26)

Ending balance	$5,162	$5,429

7.	STOCKHOLDERS’ EQUITY

Stock Based Compensation

Shares Available For Issuance

In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Stock Option Plan (“Prior Plans”), which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of March 31, 2015, there were 495 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

Options under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,380	$7.70
Granted	—	$—
Exercised	—	$—
Forfeited	(2)	$13.00

Outstanding, March 31, 2015	1,378	$7.69	5.1	$827

Exercisable, March 31, 2015	855	$9.57	3.0	$356

Expected to vest, March 31, 2015	1,377	$7.69	5.1	$826

Stock-based compensation expense for stock options was $157 during the three months ended March 31, 2015, as compared to $109 during the three months ended March 31, 2014.

As of March 31, 2015, total unrecognized stock-based compensation expense related to outstanding stock options was $931, which will be recognized over a weighted average period of 1.4 years.

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

A summary of restricted stock, restricted stock unit and performance stock unit activity for the three months ended March 31, 2015 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,048	$4.79
Granted	556	$4.18
Class A Common Stock Vested	(3)	$4.83
Forfeited	(31)	$4.82

Outstanding, March 31, 2015	1,570	$4.57	1.8	$1,469

Expected to vest, March 31, 2015	1,092	$4.47	2.1	$1,136

(1)	Performance stock units are included at the 100% attainment level. Attainment of maximum annual returns on net assets could result in the issuance of an additional 242 shares of Class A common stock.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $486 during the three months ended March 31, 2015, as compared to $461 during the three months ended March 31, 2014.

During the three months ended March 31, 2015, the total fair value of other stock awards vested was $12.

As of March 31, 2015, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $3,667, which will be recognized over a weighted average period of 2.0 years. Maximum unrecognized stock-based compensation expense as of March 31, 2015 related to outstanding performance stock units, and subject to the attainment of targeted maximum annual returns on net assets, was $2,483 to be recognized over a weighted average period of 0.1 years. We do not expect to recognize any compensation expense as of March 31, 2015 related to outstanding performance stock units based on our expected attainment levels.

We also recorded $17 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three months ended March 31, 2015, as compared to $5 during the three months ended March 31, 2014.

Accumulated Other Comprehensive Income

The change in the balance of accumulated other comprehensive income, which is included as a component of our stockholders’ deficit, for the three months ended March 31, 2015 is as follows:

Marketable Securities
Balance as of December 31, 2014	$58
Other comprehensive loss before reclassifications	(34)
Amounts reclassified from accumulated other comprehensive loss	—

Net current-period other comprehensive loss	(34)

Balance as of March 31, 2015	$24

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss attributable to common stockholders	$(9,271)	$(13,423)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,588	39,053
Class B common stock	988	988
Unvested restricted stock	(159)	(130)
Effect of weighted average shares outstanding during period	—	(2)

Weighted average number of common shares used in basic and diluted EPS	40,417	39,909

As of March 31, 2015, there are 2,705 anti-dilutive potentially issuable shares not included in the diluted EPS calculation due to the net loss attributable to common stockholders.

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments include cash and cash equivalents, restricted investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, restricted cash reserved to finance certain capital projects in the State of New York, trade receivables, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investments held in trust and escrow accounts is included as restricted assets in the Level 1 tier below, along with restricted cash reserved for repayment of certain capital projects in the State of New York. The fair value of the interest rate derivative, included in the Level 2 tier below, is calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the interest rate swap, adjusted by the credit risk of us and our counter-party based on the observable credit default swap rate.

As of March 31, 2015 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at March 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$1,733	$—	$—
Restricted assets - landfill closure	821	—	—

Total	$2,554	$—	$—

Liabilities:
Interest rate derivative	$—	$760	$—

As of December 31, 2014 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$5,819	$—	$—
Restricted assets - landfill closure	813	—	—

Total	$6,632	$—	$—

Liabilities:
Interest rate derivatives	$—	$1,668	$—

Fair Value of Debt

As of March 31, 2015, the fair value of our fixed rate debt, including our 2019 Notes, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bond Series 2014 (“New York Bonds”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”) was approximately $460,322 and the carrying value was $458,400. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of March 31, 2015, the fair value of our ABL Facility approximated its carrying value of $83,120 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs. The carrying value of our remaining material variable rate debt, the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

10.	OTHER ITEMS

Development Project Charge

In the three months ended March 31, 2014, we recorded charges of $1,440 for deferred costs associated with a gas pipeline development project in Maine no longer deemed viable.

As of March 31, 2015 and December 31, 2014, we had no deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

Gain on Settlement of Acquisition Related Contingent Consideration

In the three months ended March 31, 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business. As a result, we recorded a $1,058 gain on settlement of acquisition related contingent consideration in the three months ended March 31, 2014.

11.	DIVESTITURE TRANSACTIONS

Maine Energy

In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement (“Agreement”) with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the Agreement. We have completed the demolition process, and are nearly completed with site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford by summer 2015. In consideration of the fact that the project is substantially complete and based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the Agreement, we reversed a reserve of $1,157 of excess costs to complete the divestiture in the three months ended March 31, 2015. As of March 31, 2015, we have accrued $115 in other accrued liabilities for the estimated remaining costs to fulfill our obligation under the Agreement.

CARES and Related Transaction

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). As of March 31, 2015, our ownership interest in CARES was 51%. In accordance with FASB ASC 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In the fiscal year ended April 30, 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in the fiscal year ended April 30, 2014.

We executed a purchase and sale agreement on February 9, 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3,500, resulting in a gain of $2,850 in the three months ended March 31, 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. As of March 31, 2015, we were proceeding with dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

In connection with this transaction, we also sold certain of our equipment and real estate to the same buyer for total consideration of $1,050, resulting in a gain of $928 in the three months ended March 31, 2015.

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

Three Months Ended March 31, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$33,267	$8,016	$5,237	$(485)	$205,062
Western	49,357	14,398	6,738	4,995	325,799
Recycling	10,294	4	1,116	(2,010)	50,157
Other	23,659	221	657	626	73,386
Eliminations	—	(22,639)	—	—	—

Total	$116,577	$—	$13,748	$3,126	$654,404

Three Months Ended March 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$31,338	$8,588	$5,329	$(4,860)	$200,137
Western	48,739	15,384	6,524	2,603	340,862
Recycling	10,361	(63)	1,066	(1,484)	49,519
Other	22,759	504	689	67	69,920
Eliminations	—	(24,413)	—	—	—

Total	$113,197	$—	$13,608	$(3,674)	$660,438

Amounts of our total revenue attributable to services provided for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Collection	$53,456	$52,543
Disposal	27,637	24,075
Power generation	2,047	3,349
Processing	1,121	1,708

Solid waste operations	84,261	81,675
Organics	9,020	9,276
Customer solutions	13,002	11,885
Recycling	10,294	10,361

Total revenues	$116,577	$113,197

13.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of March 31, 2015 and December 31, 2014, the consolidating results of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and the condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2015

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,441	$223	$393	$—	$3,057
Accounts receivable - trade, net	392	52,047	74	—	52,513
Refundable income taxes	526	—	—	—	526
Prepaid expenses	2,139	4,955	2	—	7,096
Inventory	—	4,418	—	—	4,418
Deferred income taxes	2,012	—	—	—	2,012
Other current assets	296	3,103	8	—	3,407

Total current assets	7,806	64,746	477	—	73,029

Property, plant and equipment, net	5,366	399,087	—	—	404,453
Goodwill	—	119,170	—	—	119,170
Intangible assets, net	76	10,994	—	—	11,070
Restricted assets	1,733	821	—	—	2,554
Cost method investments	14,432	1,932	—	(1,932)	14,432
Investments in subsidiaries	(9,519)	—	—	9,519	—
Other non-current assets	19,613	10,083	—	—	29,696

	31,701	542,087	—	7,587	581,375

Intercompany receivable	520,428	(483,467)	(38,893)	1,932	—

	$559,935	$123,366	$(38,416)	$9,519	$654,404

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$91	$1,366	$—	$—	$1,457
Accounts payable	5,632	33,458	320	—	39,410
Accrued payroll and related expenses	681	3,453	2	—	4,136
Accrued interest	4,931	14	—	—	4,945
Current accrued capping, closure and post-closure costs	—	1,982	3	—	1,985
Other accrued liabilities	9,638	6,553	9	—	16,200

Total current liabilities	20,973	46,826	334	—	68,133

Long-term debt and capital leases, less current maturities	544,291	1,151	—	—	545,442
Accrued capping, closure and post-closure costs, less current portion	—	38,576	33	—	38,609
Deferred income taxes	6,948	—	—	—	6,948
Other long-term liabilities	8,625	7,424	79	—	16,128

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(20,902)	29,389	(38,908)	9,519	(20,902)
Noncontrolling interests	—	—	46	—	46

Total stockholders’ (deficit) equity	(20,902)	29,389	(38,862)	9,519	(20,856)

	$559,935	$123,366	$(38,416)	$9,519	$654,404

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in thousands)

ASSETS	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,596	$253	$356	$—	$2,205
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	597	55,053	100	—	55,750
Refundable income taxes	554	—	—	—	554
Prepaid expenses	3,622	5,136	5	—	8,763
Inventory	—	4,345	29	—	4,374
Deferred income taxes	2,095	—	—	—	2,095
Other current assets	296	4,549	7	—	4,852

Total current assets	8,760	69,412	497	—	78,669

Property, plant and equipment, net	5,049	408,843	650	—	414,542
Goodwill	—	119,170	—	—	119,170
Intangible assets, net	98	11,710	—	—	11,808
Restricted assets	5,819	813	—	—	6,632
Cost method investments	14,432	1,932	—	(1,932)	14,432
Investments in subsidiaries	(9,888)	—	—	9,888	—
Other non-current assets	14,611	9,931	—	—	24,542

	30,121	552,399	650	7,956	591,126

Intercompany receivable	537,228	(500,267)	(38,893)	1,932	—

	$576,109	$121,544	$(37,746)	$9,888	$669,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$89	$1,567	$—	$—	$1,656
Accounts payable	17,953	30,040	525	—	48,518
Accrued payroll and related expenses	1,536	4,751	2	—	6,289
Accrued interest	11,083	11	—	—	11,094
Current accrued capping, closure and post-closure costs	—	2,205	3	—	2,208
Other accrued liabilities	8,618	7,957	92	—	16,667

Total current liabilities	39,279	46,531	622	—	86,432

Long-term debt and capital leases, less current maturities	532,889	1,166	—	—	534,055
Accrued capping, closure and post-closure costs, less current portion	—	37,589	32	—	37,621
Deferred income taxes	7,080	—	—	—	7,080
Other long-term liabilities	9,114	7,433	80	—	16,627

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(12,253)	28,825	(38,713)	9,888	(12,253)
Noncontrolling interests	—	—	233	—	233

Total stockholders’ (deficit) equity	(12,253)	28,825	(38,480)	9,888	(12,020)

	$576,109	$121,544	$(37,746)	$9,888	$669,795

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$116,453	$124	$—	$116,577

Operating expenses:
Cost of operations	(83)	87,679	237	—	87,833
General and administration	(117)	16,938	(16)	—	16,805
Depreciation and amortization	223	13,525	—	—	13,748
Divestiture transactions	—	(2,085)	(2,850)	—	(4,935)

	23	116,057	(2,629)	—	113,451

Operating income (loss)	(23)	396	2,753	—	3,126

Other expense (income), net:
Interest income	(47)	(94)	—	—	(141)
Interest expense	9,988	53	85	—	10,126
Loss on debt extinguishment	521	—	—	—	521
(Income) loss on derivative instruments	151	—	—	—	151
(Income) loss from consolidated entities	(1,924)	—	—	1,924	—
Other income	(37)	(127)	—	—	(164)

Other expense (income), net	8,652	(168)	85	1,924	10,493

Income (loss) before income taxes	(8,675)	564	2,668	(1,924)	(7,367)
Provision (benefit) for income taxes	596	—	—	—	596

Net income (loss)	(9,271)	564	2,668	(1,924)	(7,963)

Less: Net income (loss) attributable to noncontrolling interests	—	—	1,308	—	1,308

Net income (loss) attributable to common stockholders	$(9,271)	$564	$1,360	$(1,924)	$(9,271)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$112,933	$264	$—	$113,197

Operating expenses:
Cost of operations	(44)	86,002	446	—	86,404
General and administration	1,007	15,375	5	—	16,387
Depreciation and amortization	266	13,146	196	—	13,608
Development project charge	—	1,440	—	—	1,440
Severance and reorganization costs	—	80	—	—	80
Expense from divestiture, acquisition and financing costs	—	10	—	—	10
Gain on settlement of acquisition related contingent consideration	—	(1,058)	—	—	(1,058)

	1,229	114,995	647	—	116,871

Operating income (loss)	(1,229)	(2,062)	(383)	—	(3,674)

Other expense (income), net:
Interest income	(2)	(108)	—	—	(110)
Interest expense	9,580	26	—	—	9,606
(Income) loss on derivative instruments	150	—	—	—	150
(Income) loss from equity method investments	—	(27)	—	—	(27)
(Gain) loss on sale of equity method investment	—	—	221	—	221
(Income) loss from consolidated entities	2,173	—	—	(2,173)	—
Other income	(10)	(197)	—	—	(207)

Other expense (income), net	11,891	(306)	221	(2,173)	9,633

Income (loss) before income taxes	(13,120)	(1,756)	(604)	2,173	(13,307)
Provision (benefit) for income taxes	303	—	—	—	303

Net income (loss)	(13,423)	(1,756)	(604)	2,173	(13,610)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(187)	—	(187)

Net income (loss) attributable to common stockholders	$(13,423)	$(1,756)	$(417)	$2,173	$(13,423)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(9,271)	$564	$2,668	$(1,924)	$(7,963)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(34)	—	—	(34)

Other comprehensive income (loss), net of tax	—	(34)	—	—	(34)

Comprehensive income (loss)	(9,271)	530	2,668	(1,924)	(7,997)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,308	—	1,308

Comprehensive income (loss) attributable to common stockholders	$(9,271)	$530	$1,360	$(1,924)	$(9,305)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(13,423)	$(1,756)	$(604)	$2,173	$(13,610)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(3)	—	—	(3)

Other comprehensive income (loss), net of tax	—	(3)	—	—	(3)

Comprehensive income (loss)	(13,423)	(1,759)	(604)	2,173	(13,613)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(187)	—	(187)

Comprehensive income (loss) attributable to common stockholders	$(13,423)	$(1,759)	$(417)	$2,173	$(13,426)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(10,886)	$5,604	$(413)	$—	$(5,695)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(516)	(3,928)	—	—	(4,444)
Payments on landfill operating lease contracts	—	(478)	—	—	(478)
Payments related to investments	—	1,555	(1,555)	—	—
Proceeds from divestiture transactions	—	1,050	3,500	—	4,550
Proceeds from sale of property and equipment	—	89	—	—	89

Net cash provided by (used in) investing activities	(516)	(1,712)	1,945	—	(283)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	197,573	18	—	—	197,591
Principal payments on long-term debt	(186,267)	(233)	—	—	(186,500)
Change in restricted cash	4,086	—	—	—	4,086
Payments of financing costs	(6,852)	—	—	—	(6,852)
Distributions to nonctonrolling interest holder	—	—	(1,495)	—	(1,495)
Intercompany borrowings	3,707	(3,707)	—	—	—

Net cash provided by (used in) financing activities	12,247	(3,922)	(1,495)	—	6,830
Net increase (decrease) in cash and cash equivalents	845	(30)	37	—	852
Cash and cash equivalents, beginning of period	1,596	253	356	—	2,205

Cash and cash equivalents, end of period	$2,441	$223	$393	$—	$3,057

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(5,327)	$6,799	$(111)	$—	$1,361

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	214	—	—	214
Acquisition related additions to property, plant and equipment	—	(79)	—	—	(79)
Additions to property, plant and equipment	(256)	(7,221)	—	—	(7,477)
Payments on landfill operating lease contracts	—	(563)	—	—	(563)
Payments related to investments	—	(84)	—	—	(84)
Proceeds from sale of property and equipment	—	216	—	—	216

Net cash provided by (used in) investing activities	(256)	(7,517)	—	—	(7,773)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	47,860	—	—	—	47,860
Principal payments on long-term debt	(41,120)	(130)	—	—	(41,250)
Payments of financing costs	(17)	—	—	—	(17)
Intercompany borrowings	(718)	718	—	—	—

Net cash provided by (used in) financing activities	6,005	588	—	—	6,593
Net cash provided by (used in) discontinued operations	—	86	—	—	86

Net increase (decrease) in cash and cash equivalents	422	(44)	(111)	—	267
Cash and cash equivalents, beginning of period	2,312	243	140	—	2,695

Cash and cash equivalents, end of period	$2,734	$199	$29	$—	$2,962

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Transition Report on Form 10-KT for the transition period ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (“Exchange Act”), including:

•	expected liquidity and financing plans;

•	expected future revenues, operations, expenditures and cash needs;

•	fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•	projected future obligations related to final capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•	our ability to use our net operating losses and tax positions;

•	our ability to service our debt obligations;

•	the projected development of additional disposal capacity or expectations regarding permits for existing capacity;

•	the recoverability or impairment of any of our assets or goodwill;

•	estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans or price and volume assumptions;

•	the outcome of any legal or regulatory matter;

•	actions of activist investors and the cost and disruption of responding to those actions;

•	potential business combinations or divestitures; and

•	projected improvements to our infrastructure and impact of such improvements on our business and operations.

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended December 31, 2014 and, as applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc., and its consolidated subsidiaries, (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment.

As of April 27, 2015, we owned and/or operated 35 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Results of Operations

The following table summarizes our revenues and operating expenses for the three months ended March 31, 2015 and 2014 (in millions and as a percentage of revenue):

	Three Months Ended March 31,
	2015	% of Revenue	2014	% of Revenue
Revenues	$116.6	100.0%	$113.2	100.0%

Operating expenses:
Cost of operations	87.8	75.3%	86.4	76.3%
General and administration	16.7	14.4%	16.4	14.5%
Depreciation and amortization	13.8	11.9%	13.7	12.0%
Divestiture transactions	(4.9)	(4.3)%	—	0.0%
Development project charge	—	0.0%	1.4	1.3%
Severance and reorganization costs	—	0.0%	0.1	0.1%
Expense from divestiture acquisition and financing costs	—	0.0%	0.0	0.0%
Gain on settlement of acquisition related contingent consideration	—	0.0%	(1.1)	(0.9)%

	113.5	97.3%	116.9	103.3%

Operating income (loss)	$3.1	2.7%	$(3.7)	(3.3)%

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

Our revenues are shown net of inter-company eliminations. The table below shows the percentages and dollars (in millions) of revenue attributable to services provided for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Collection	$53.5	45.9%	$52.5	46.4%
Disposal	27.6	23.7%	24.1	21.3%
Power generation	2.1	1.8%	3.3	2.9%
Processing	1.1	0.9%	1.7	1.5%

Solid waste operations	84.3	72.3%	81.6	72.1%
Organics	9.0	7.7%	9.3	8.2%
Customer solutions	13.0	11.2%	11.9	10.5%
Recycling	10.3	8.8%	10.4	9.2%

Total revenues	$116.6	100.0%	$113.2	100.0%

Our revenues increased $3.4 million, or 3.0%, during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year. The following table provides details associated with the period-to-period change in revenues (in millions) attributable to services provided:

	Period-to-Period
	Change for the Three Months Ended
	March 31, 2015 vs . 2014
	Amount	% of Growth
Solid Waste Operations:
Price	$1.3	1.1%
Volume	2.9	2.6%
Commodity price & volume	(1.4)	(1.2)%
Acquisitions & divestitures	0.4	0.4%
Closed landfill	(0.3)	(0.3)%
Fuel and oil recovery fee	(0.2)	(0.2)%

Total solid waste	2.7	2.4%

Organics	(0.3)	(0.3)%

Customer solutions	1.1	1.0%

Recycling Operations:
Commodity price	(1.7)	(1.5)%
Commodity volume	1.6	1.4%

Total recycling	(0.1)	(0.1)%

Total	$3.4	3.0%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenues growth period is the result of $1.1 million from favorable collection pricing and $0.2 million from favorable disposal pricing associated with our landfills, transfer stations and transportation.

Volume.

•	The volume change component in quarterly total solid waste revenues growth is the result of $3.3 million from disposal volume increases (of which $1.5 million relates to higher transfer station volumes associated with a mix shift from landfills to transfer stations and two new transfer station contracts and $1.6 million relates to landfills), partially offset by $0.4 million from lower processing volumes.

Commodity price & volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth is the result of $1.0 million from unfavorable energy pricing at our landfill gas-to-energy operations and $0.4 million from lower landfill gas-to-energy and processing commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly total solid waste revenues growth is the result of increased revenues from the acquisition of two solid waste hauling operations in September and October 2014, partially offset by decreased revenues associated with shutting down the operations of Casella-Altela Regional Environmental Services, LLC (“CARES”).

Closed landfill.

•	The closed landfill change component in total solid waste revenues growth is the result of our Worcester landfill in the Eastern region, which ceased operations in April 2014 in accordance with its permit.

Fuel and oil recovery fee.

•	Solid waste revenues generated by our fuel and oil recovery fee program decreased in response to lower diesel fuel index prices on which the surcharge is based.

Organics revenues

•	Quarterly revenues decreased as the result of lower volumes and a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.

Customer Solutions revenues

•	Quarterly revenues increased from higher volumes due to organic business growth.

Recycling revenues

•	Quarterly revenues decreased as higher commodity volumes were more than offset by unfavorable commodity prices in the marketplace.

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

Our cost of operations increased $1.4 million, and decreased 1.0% as a percentage of revenues, for the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

The period-to-period change in cost of operations can be primarily attributed to the following:

•	Labor and related benefit costs increased $1.3 million due to: additional labor costs associated with higher collection and transfer station volumes in the Eastern region; processing of higher commodity volumes due to new contracts and facilities in the Recycling segment; and lower productivity as a result of prolonged inclement winter weather.

•	Maintenance and repair costs increased $0.9 million due to: higher facility maintenance costs associated with our Recycling segment and certain of our landfills in the Eastern and Western regions, and higher fleet maintenance costs in the Western region.

•	Third-party direct costs increased $0.4 million due to: higher collection and disposal volumes from organic customer growth, a new waste services contract and the acquisition of a solid waste hauling operation in the Eastern region; higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation in the Western region; and higher commodity volumes in the Recycling segment. These cost increases were partially offset by lower commodity prices within the Recycling segment and the expiration of an out-of-market put-or-pay waste disposal contract.

•	Direct operational costs increased $0.4 million due to: higher equipment rental costs and higher leachate disposal costs at our landfills. These cost increases were partially offset by lower gas treatment costs at our Juniper Ridge landfill in the Eastern region.

•	Fuel costs decreased $1.6 million due to lower diesel fuel prices.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expenses increased $0.3 million, and decreased 0.1% as a percentage of revenues, for the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

The period-to-period change in general and administration expenses can be primarily attributed to the following:

•	Bad debt expense increased $0.3 million due to higher revenues and an increase in the reserve in part due to customer specific collectability issues.

•	Labor and related benefit costs increased $0.4 million due to a higher headcount, merit increases and incentive compensation.

•	Other expenses decreased $0.3 million primarily due to lower overhead costs including recruitment and relocation costs.

•	Professional fees decreased $0.2 million due to lower consulting and accounting fees associated primarily with the timing of various services due to a change in our fiscal year-end.

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

The table below summarizes the components of depreciation and amortization expense for the three months ended March 31, 2015 and 2014 (in millions of dollars and as a percentage of revenues):

	Three Months Ended March 31,
	2015		2014
Depreciation expense	$8.3	7.1%	$8.2	7.2%
Landfill amortization expense	4.7	4.1%	4.7	4.1%
Other amortization expense	0.8	0.7%	0.8	0.7%

	$13.8	11.9%	$13.7	12.0%

The change in the components of depreciation and amortization expense when comparing the three months ended March 31, 2015 to the same period in the prior fiscal year can largely be attributed to the following:

•	Depreciation expense remained consistent, with a slight increase based on the timing of capital expenditures, which impacted our depreciable asset base.

•	Landfill amortization expense remained flat as higher landfill volumes in the Western region were offset by lower landfill volumes in the Eastern region associated with the closure of our Worcester landfill.

Divestiture Transactions

Maine Energy. In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement (“Agreement”) with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6.7 million, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the Agreement. We have completed the demolition process, and are nearly completed with site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford by summer 2015. In consideration of the fact that the project is substantially complete and based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the Agreement, we reversed a reserve of $1.1 million of excess costs to complete the divestiture in the three months ended March 31, 2015. As of March 31, 2015, we have accrued $0.1 million in other accrued liabilities for the estimated remaining costs to fulfill our obligation under the Agreement.

CARES and Related Transaction. CARES is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). As of March 31, 2015, our ownership interest in CARES was 51%. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In the fiscal year ended April 30, 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in the fiscal year ended April 30, 2014.

We executed a purchase and sale agreement on February 9, 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3.5 million, resulting in a gain of $2.9 million in the three months ended March 31, 2015, 52.0% of which was attributable to Altela, the noncontrolling interest holder. As of March 31, 2015, we were proceeding with dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

In connection with this transaction, we also sold certain of our equipment and real estate to the same buyer for total consideration of $1.1 million, resulting in a gain of $0.9 million in the three months ended March 31, 2015.

Development Project Charge

In the three months ended March 31, 2014, we recorded charges of $1.4 million for deferred costs associated with a gas pipeline development project in Maine no longer deemed viable.

As of March 31, 2015 and December 31, 2014, we had no deferred costs associated with development projects included in other non-current assets within our consolidated balance sheets.

Gain on Settlement of Acquisition Related Contingent Consideration

In the three months ended March 31, 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in the three months ended March 31, 2014.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.5 million due to higher average debt balances combined with changes to our capitalization structure associated with various tax exempt debt borrowings, the issuance of additional 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”) and the refinancing of our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”).

Loss on Sale of Equity Method Investment

In December 2013, we sold our 50% membership interest in US GreenFiber LLC (“GreenFiber). As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.8 million in December 2013. This included a working capital adjustment to the purchase price that was finalized upon closing the transaction in January 2014. As a result of the change in working capital adjustment, we recorded a loss on sale of equity method investment of $0.2 million in the three months ended March 31, 2014.

Loss on Derivative Instruments

We are party to an interest rate derivative agreement for an interest rate swap that is not considered to be an effective cash flow hedge. We recognize the change in fair value of the interest rate swap along with any cash settlements through earnings as a (gain) or loss on derivative instruments.

Provision for Income Taxes

Our provision for income taxes increased $0.3 million during the three months ended March 31, 2015, as compared to the same period in the prior year. The provisions for income taxes for both periods include $0.2 million deferred tax provisions due to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

During the fiscal year ended April 2013, we reached a settlement with the New York State in connection with the State’s audit of our tax returns for the fiscal years ended April 30, 2004 through 2010. The State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. The settlement represented less than 8% of the total cumulative liability, and we settled in order to minimize the out-of-pocket costs related to ongoing litigation. Subsequent to the settlement of that audit, the State began an audit of the fiscal years ended April 30, 2011 through 2013 and has raised the same issue. We continue to believe that our position related to the filing of the New York returns is correct, and, based on the prior settlement and subsequent favorable litigation related to similar issues, we concluded at December 31, 2014 that no reserve would be required for New York filings. During the three months ended March 31, 2015, as a result of discussion with New York State, we have determined that we would be willing to settle the subsequent years’ audits on a basis similar to the prior settlement. As a result these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, during the three months ended March 31, 2015 we recorded an increase in its reserve for uncertain tax positions of $0.4 million. The gross increase in uncertain tax positions recorded to provision for income taxes in the quarter related to the New York settlement discussions is $0.2 million.

Segment Reporting (in millions)

The table below shows for the periods indicated, revenues and operating income (loss) (dollars in millions) based on our operating segments:

	Revenues		Operating Income (Loss)
	Three Months Ended March 31,
Segment	2015	2014	2015	2014
Eastern	$33.3	$31.3	$(0.5)	$(4.9)
Western	49.4	48.7	5.0	2.6
Recycling	10.3	10.4	(2.0)	(1.5)
Other	23.6	22.8	0.6	0.1

Total	$116.6	$113.2	$3.1	$(3.7)

Eastern Region

Our Eastern region revenues increased $2.0 million, or 6.4%, during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period
	Change for the Three Months Ended
	March 31, 2015 vs . 2014
Eastern Region	Amount	% of Growth
Price	$0.6	1.9%
Volume	1.4	4.5%
Commodity price & volume	(0.1)	(0.3)%
Acquisitions & divestitures	0.4	1.3%
Closed landfill	(0.3)	(1.0)%

Total solid waste	$2.0	6.4%

Price.

•	The price change component in Eastern region quarterly solid waste revenues growth is the result of $0.5 million from favorable collection pricing and $0.1 million from favorable disposal pricing related to landfills.

Volume.

•	The volume change component in quarterly Eastern region solid waste revenues growth is the result of $0.9 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations) and $0.5 million from higher collection volumes.

Commodity price & volume.

•	The commodity price and volume change component in quarterly Eastern region solid waste revenues growth is the result $0.1 million from lower landfill gas-to-energy commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly Eastern region solid waste revenues growth is the result of increased revenues from the acquisition of a solid waste hauling operation in October 2014.

Closed landfill.

•	The closed landfill change component in quarterly Eastern region solid waste revenues growth is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Eastern region operating loss decreased $4.4 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year. This improvement is largely attributable to revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations decreased by $1.1 due primarily to lower diesel fuel prices, lower gas treatment costs at our Juniper Ridge landfill, and the expiration of an out-of-market put-or-pay waste disposal contract.

•	Other: Other charges resulting in the improvement include a $1.1 million gain related to lower than expected costs to complete the Maine Energy divestiture in the three months ended March 31, 2015 and a $1.4 million write off of deferred costs associated with a gas pipeline development project no longer deemed to be viable in the three months ended March 31, 2014.

Western Region

Our Western region revenues increased $0.7 million, or 1.4%, during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

The following table provides details associated with the period-to-period change in revenues (dollars in millions):

	Period-to-Period
	Change for the Three Months Ended
	March 31, 2015 vs . 2014
Western Region	Amount	% of Growth
Price	$0.7	1.4%
Volume	1.6	3.3%
Fuel and oil recovery fee	(0.2)	(0.4)%
Commodity price & volume	(1.4)	(2.9)%

Total solid waste	$0.7	1.4%

Price.

•	The price change component in quarterly Western region solid waste revenues growth is the result of favorable collection pricing.

Volume.

•	The volume change component in quarterly Western region solid waste revenues growth is the result of $2.5 million from higher disposal volumes (of which $1.8 million relates to higher landfill volumes and $0.5 million relates to higher transfer station volumes associated with two new transfer station contracts), partially offset by $0.6 million from lower collection volumes and $0.3 million from lower processing volumes.

Fuel and oil recovery fee.

•	Quarterly Western region solid waste revenues decreased as the result of a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.

Commodity price and volume.

•	The commodity price and volume change component in quarterly Western region solid waste revenues growth is the result of unfavorable energy pricing within our landfill gas-to-energy operations and lower landfill gas-to-energy and processing commodity volumes.

Western region operating income increased $2.4 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year. This improvement is largely attributable to revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations increased by $0.3 million due to: higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation; higher equipment rental costs; higher leachate disposal costs at various landfills; higher facility maintenance costs associated with certain of our landfills; and higher fleet and maintenance costs. Increased costs were partially offset by lower diesel fuel prices.

•	General and administration: General and administration costs increased by $0.5 million due to a higher bad debt expense associated with an increase in the reserve for a specific landfill customer and higher personnel related overhead costs.

•	Depreciation and amortization: Depreciation and amortization increased $0.2 million due to an increase in landfill amortization associated with higher landfill volumes at our Western region landfills.

•	Other: We recorded a $3.8 million gain associated with the disposal of certain assets of the CARES water treatment facility and certain of our equipment and real estate in a related transaction.

Recycling

Recycling revenues decreased $0.1 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year. The decrease in recycling revenues is the result of unfavorable commodity prices in the market more than offsetting increases associated with higher commodity volumes.

Recycling operating loss increased by $0.5 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year as operating results were negatively impacted by unfavorable commodity prices, higher hauling and labor costs and increased facility maintenance activities.

Other

Revenues increased $0.8 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year largely as a result of higher volumes associated with organic business growth within our Customer Solutions business.

Operating income increased by $0.5 million when comparing the three months ended March 31, 2015 to the same period in the prior fiscal year based on the operating performance of our Customer Solutions business. Profitability in the Customer Solutions business improved as we continued to gain leverage on higher revenues and flat costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include acquisitions, fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, as well as site and cell closure. We generally meet liquidity needs from operating cash flows and borrowing from our revolving credit facility.

Financing Activities

In February 2015, we issued an additional $60.0 million aggregate principal amount of 2019 Notes. The additional 2019 Notes, which are both fungible and issued under the same indenture as the $325.0 million 2019 Notes previously issued, were issued at a discount of $0.5 million to be accreted over the remaining term of the 2019 Notes. On February 27, 2015, we used the net proceeds from this issuance, together with the initial borrowings under our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”), to refinance our Senior Credit Facility.

In conjunction with the refinancing of our Senior Credit Facility in February 2015, we were also required to settle an obligation associated with an interest rate derivative agreement held with a creditor to our Senior Credit Facility. In February 2015, we made cash payment of $0.8 million to settle our obligation associated with this interest rate swap.

Outstanding Long-Term Debt

Asset-Based Lending Facility

The ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190.0 million, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of March 31, 2015. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date of the ABL Facility shall be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

The ABL Facility agreement requires us to maintain minimum consolidated EBITDA for the twelve months preceding the measurement date measured at the end of each fiscal quarter. As of March 31, 2015, we were in compliance with the minimum consolidated EBITDA financial covenant contained in the ABL Facility agreement as follows (in millions):

		Covenant
	Twelve Months Ended	Requirements at
Asset-Based Revolving Credit Facility Financial Covenants	March 31, 2015	March 31, 2015
Minimum consolidated EBITDA (1)	$100.9	$75.0 Min.

(1)	Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date, March 31, 2015. Based on the minimum consolidated EBITDA, our consolidated leverage ratio, as defined in the ABL Facility agreement, was 5.4 as of March 31, 2015. A reconciliation of net cash (used in) provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended
March 31, 2015
Net cash provided by operating activities	$55.1

Changes in assets and liabilities, net of effects of acquisitions and divestitures	5.1
Divestiture transactions	5.5
Gain on sale of property and equipment	0.3
Loss on debt extinguishment	(0.5)
Asset impairment charge	(7.5)
Stock based compensation and related severance expense, net of excess tax benefit	(2.4)
Impairment of investments	(2.3)
Loss on derivative instruments	(0.6)
Interest expense, less discount on long-term debt	38.7
Provision for income taxes, net of deferred taxes	0.8
EBITDA adjustment as allowed by asset-based revolving credit facility agreement	4.2
Other adjustments as allowed by the ABL Facility agreement	4.5

Minimum consolidated EBITDA	$100.9

If the borrowing availability is less than a minimum availability threshold determined in accordance with the ABL Facility agreement, we are then subject to additional financial ratio covenants. As of March 31, 2015, our borrowing availability was greater than the minimum availability threshold as follows (in millions):

		Minimum
		Availability
	Amount	Threshold
Availability (2)	$33.2	$23.8

(2)	As of March 31, 2015, borrowing availability was calculated as a borrowing base of $143.2 million, less revolver borrowings of $83.1 million, less outstanding irrevocable letters of credit totaling $26.9 million, at which date no amount had been drawn.

As of March 31, 2015, our additional financial ratio covenants, as defined in the ABL Facility agreement (if they would have been applicable) were as follows:

	Twelve Months Ended	Limits at
Asset-Based Revolving Credit Facility Financial Ratio Covenants	March 31, 2015	March 31, 2015
Minimum fixed charge coverage ratio	1.18	1.00 Min.
Maximum consolidated first lien leverage ratio	0.86	2.00 Max.

Based on the seasonality of our business, operating results in the winter months are generally lower than the remainder of our fiscal year. Given the cash flow impact that this seasonality, the capital intensive nature of our business and the timing of debt payments has on our business, we typically incur higher debt borrowings from the ABL Facility in order to meet our liquidity needs during this time. Consequently, our availability and performance against our financial covenants tighten during this time as well.

In addition to the financial covenants described above, the ABL Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2015, we were in compliance with all covenants under the ABL Facility agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

Tax-Exempt Financings

New York Bonds. As of March 31, 2015, we had outstanding $25.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bond Series 2014 (“New York Bonds”). The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year. An additional $15.0 million aggregate principal amount of New York Bonds may be offered under the same indenture in the future. The New York Bonds mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New York since June 19, 2013.

As a result of the sale of New York Bonds, we have $1.7 million of restricted cash as of March 31, 2015 that is reserved to finance certain qualified capital projects in the State of New York.

Maine Bonds. As of March 31, 2015, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of March 31, 2015, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025.

We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

Vermont Bonds. As of March 31, 2015, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont

Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont since October 5, 2011.

New Hampshire Bonds. As of March 31, 2015, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds, Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire since October 5, 2011.

Senior Subordinated Notes

As of March 31, 2015, we had outstanding $385.0 million aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of March 31, 2015, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our ABL Facility.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014, respectively (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(5.7)	$1.4
Net cash used in investing activites	$(0.3)	$(7.8)
Net cash provided by financing activities	$6.8	$6.6
Net cash provided by discontinued operations	$—	$0.1

Net cash (used in) provided by operating activities. Cash flows from operating activities decreased by $7.1 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

The following is a summary of our operating cash flows for the three months ended March 31, 2015 and 2014, respectively (in millions):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(8.0)	$(13.6)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	13.7	13.6
Depletion of landfill operating lease obligations	1.7	2.0
Interest accretion on landfill and environmental remediation liabilities	0.8	1.0
Stock-based compensation	0.7	0.6
Amortization of discount on long-term debt	0.1	0.1
Divestiture transactions	(5.0)	—
Gain on sale of property and equipment	—	(0.2)
Development project charge	—	1.4
Gain on settlement of acquisition related contingent consideration	—	(1.1)
Loss on debt extinguishment	0.5	—
Loss on derivative instruments	0.2	0.2
Loss on sale of equity method investment	—	0.2
Deferred income taxes	—	0.2

Adjusted net income before changes in assets and liabilities, net	4.7	4.4
Changes in assets and liabilities, net	(10.4)	(3.0)

Net cash (used in) provided by operating activities	$(5.7)	$1.4

Our net cash flow from operating activities was unfavorably impacted $10.4 million in the three months ended March 31, 2015 by changes in our assets and liabilities, as compared to an unfavorable impact of $3.0 million in same period in the prior fiscal year. This was primarily associated with the following:

•	The unfavorable cash flow impact of accounts payable increased from $3.0 million to $9.1 associated with the timing differences of payments and a higher accounts payable balance at December 31, 2014 due to increased capital expenditures.

•	The unfavorable cash flow impact of accrued expenses and other liabilities increased from $5.6 million to $8.9 million due to the timing of the incentive compensation payments, the settlement of an interest rate swap and changes related to accrued capping, closure and post-closure costs.

•	The favorable cash flow impact of prepaid expenses, inventories and other assets increased from $1.7 million to $4.3 million due to the timing of prepayments and other settlements.

Net cash used in investing activities. Cash flows used in investing activities decreased by $7.5 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

The most significant items affecting the change in our investing cash flows are summarized below:

•	Capital expenditures. Capital expenditures were $3.0 million lower in the three months ended March 31, 2015 due primarily to the timing of various landfill development projects and fleet and equipment purchases.

•	Proceeds from divestiture transactions. We sold certain assets of the CARES water treatment facility and other equipment of ours for cash consideration of $4.5 million in the three months ended March 31, 2015.

Net cash provided by financing activities. Cash flows provided by financing activities increased $0.2 million during the three months ended March 31, 2015, as compared to the same period in the prior fiscal year.

•	Payments of financing costs. We had a $6.8 million increase in deferred financing cost payments related to the issuance of the additional $60.0 million of 2019 Notes and the refinancing of our Senior Credit Facility.

•	Distribution to noncontrolling interest holder. We distributed $1.5 million to Altela, associated with the disposal of certain assets of CARES as a part of the continued dissolution of the business.

•	Debt activity. We had both an increase in debt borrowings of $149.7 million, and debt payments of $145.3 million, associated with the issuance of the 2019 Bonds and the refinancing of our Senior Credit Facility.

•	Change in restricted cash. We used $4.1 million of the restricted cash associated with the issuance of the New York Bonds to pay down ABL Facility borrowings used to finance certain capital projects in the State of New York.

Hedging

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. In the fiscal year ended April 30, 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes effective January 15, 2013. The total notional amount of these agreements was $150.0 million and required us to receive interest based on changes in LIBOR and pay interest at a rate of approximately 1.40%. During the fiscal year ended April 30, 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. We recognized a $3.6 million loss, reclassified from accumulated other comprehensive loss, as loss on derivative instruments in fiscal year 2013 and recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. The agreements were both scheduled to mature on March 15, 2016. However, in February 2015 we settled one of the forward starting interest rate derivative agreements for $0.8 million. As of March 31, 2015, we were not party to any interest rate swaps designated as effective cash flow or fair value hedges.

We also use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of March 31, 2015, we were not party to any commodity hedging agreements. For further discussion on commodity price volatility, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

Shelf Registration

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $190.0 million after giving consideration to the $60.0 million aggregate principal amount of additional 2019 Notes we issued in February 2015 pursuant to this registration statement.

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

Seasonality and Severe Weather

Our transfer and disposal revenues historically have been higher in the late spring, summer and early fall months. This seasonality reflects lower volumes of waste in the winter months because:

•	the volume of waste relating to C&D activities and certain special waste streams decreases substantially during the winter months in the northeastern United States; and

•	decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the ski industry.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of March 31, 2015, that dollar amount was $54.2 million.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Item 8 of our Transition Report on Form 10-KT for the transition period ended December 31, 2014.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 2 to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $86.7 million of long-term debt at March 31, 2015. The weighted average interest rate on the variable rate portion of long-term debt was approximately 2.6% at March 31, 2015. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by $0.2 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, and revenue share arrangements. As of March 31, 2015, we were not party to any commodity hedge contracts. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on January 1, 2015, the impact on our operating income in the three months ended March 31, 2015 is estimated by management to have been approximately $0.3 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Greenwood Street Landfill, Worcester, Massachusetts

On July 2, 2014, we received a draft Administrative Consent Order with Penalty and Notice of Noncompliance (“Draft Order”) from the Massachusetts Department of Environmental Protection (“MADEP”) alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. While we neither admitted nor denied the allegations in the Draft Order, a final Administrative Consent Order with Penalty and Notice of Noncompliance was executed on March 20, 2015 (“Final Order”), and we agreed to pay a civil administrative penalty in a total amount of $0.2 million. MADEP agreed that $0.1 million of that amount could be paid as a Supplemental Environmental Project for work being done by the Massachusetts Audubon Society at the Broad Meadow Brook Conservation Center & Wildlife Sanctuary in Worcester, Massachusetts, scheduled to be paid in full within a year of execution of the Final Order.

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

Potsdam Environmental Remediation Liability

On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. It is unlikely that any significant expenditures relating to onsite remediation will be incurred until the fiscal year ending December 31, 2016. WSI is jointly and severally liable with the other Respondents for the total cost to remediate.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.7%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	$5.1	$5.4
Accretion expense	0.1	—

Ending balance	$5.2	$5.4

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Transition Report on Form 10-KT for the transition period ended December 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-KT for the transition period ended December 31, 2014, except as set forth in the following paragraph. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

Proxy contests threatened or commenced against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

On April 7, 2015, JCP Investment Partnership, LP notified us of its intention to nominate Brett W. Frazier, James C. Pappas and Joseph B. Swinbank for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. According to the Schedule 13D filed with the SEC by JCP Investment Partnership, LP, JCP Investment Management, LLC, JCP Single-Asset Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC and James C. Pappas (collectively, the “JCP Group”) on April 28, 2015, the JCP Group beneficially owns approximately 5.0% of our outstanding Class A common stock. On April 29, 2015, the JCP Group filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act confirming its intention to file a preliminary proxy statement and an accompanying proxy card with the SEC to solicit votes for the election of the JCP Group’s slate of three director nominees to our Board of Directors, at our 2015 Annual Meeting of Stockholders.

If the JCP Group pursues a proxy contest or other actions at the 2015 Annual Meeting of Stockholders to elect directors other than those recommended by our Board of Directors, or takes other actions that contest or conflict with our strategic direction, any such actions could have an adverse effect on us because:

•	responding to proxy contests and other actions by activist shareholders such as the JCP Group can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies;

•	perceived uncertainties as to our future direction as a result of changes to composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties;

•	these types of actions could cause significant fluctuations in our company’s stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

ITEM 6.	EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 7, 2015	By:	/s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 7, 2015	By:	/s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Loan and Security Agreement, dated as of February 27, 2015, among Casella Waste Systems, Inc. (“Casella”), the subsidiaries of Casella identified therein and Bank of America, N.A., as agent for the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 3, 2015 (file no. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
+	- Filed Herewith
++	- Furnished Herewith