Form 10-Q
period 2015-06-30
CASELLA WASTE SYSTEMS INC
filed 2015-07-30
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2015:

Class A common stock, $0.01 par value per share:	39,928,206
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,158	$2,205
Restricted cash	—	76
Accounts receivable—trade, net of allowance for doubtful accounts of $1,903 and $2,153, respectively	63,509	55,750
Refundable income taxes	664	554
Prepaid expenses	7,329	8,763
Inventory	4,622	4,374
Deferred income taxes	2,013	2,095
Other current assets	3,541	4,852

Total current assets	84,836	78,669
Property, plant and equipment, net of accumulated depreciation and amortization of $762,442 and $736,839, respectively	399,022	414,542
Goodwill	118,976	119,170
Intangible assets, net	10,438	11,808
Restricted assets	968	6,632
Cost method investments	14,115	14,432
Other non-current assets	29,173	24,542

Total assets	$657,528	$669,795

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,437	$1,656
Accounts payable	48,147	48,518
Accrued payroll and related expenses	5,842	6,289
Accrued interest	12,346	11,094
Current accrued capping, closure and post-closure costs	1,658	2,208
Other accrued liabilities	16,629	16,667

Total current liabilities	86,059	86,432
Long-term debt and capital leases, less current portion	526,853	534,055
Accrued capping, closure and post-closure costs, less current portion	39,968	37,621
Deferred income taxes	7,261	7,080
Other long-term liabilities	16,237	16,627
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,927,000 and 39,587,000 shares issued and outstanding, respectively	399	396
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, respectively	10	10
Additional paid-in capital	342,487	340,773
Accumulated deficit	(361,737)	(353,490)
Accumulated other comprehensive income	27	58

Total Casella Waste Systems, Inc. stockholders’ deficit	(18,814)	(12,253)
Noncontrolling interests	(36)	233

Total stockholders’ deficit	(18,850)	(12,020)

Total liabilities and stockholders’ deficit	$657,528	$669,795

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$143,714	$137,279	$260,292	$250,476
Operating expenses:
Cost of operations	98,737	97,218	186,569	183,622
General and administration	18,071	15,594	34,876	31,981
Depreciation and amortization	16,241	17,167	29,990	30,775
Divestiture transactions	(677)	7,455	(5,611)	7,455
Development project charge	—	(46)	—	1,394
Severance and reorganization costs	—	350	—	430
Expense from divestiture, acquisition and financing costs	—	14	—	24
Gain on settlement of acquisition related contingent consideration	—	—	—	(1,058)

	132,372	137,752	245,824	254,623

Operating income (loss)	11,342	(473)	14,468	(4,147)
Other expense (income):
Interest income	(70)	(85)	(211)	(195)
Interest expense	10,150	9,588	20,276	19,194
Loss on debt extinguishment	—	—	521	—
Loss on derivative instruments	47	298	198	448
Income from equity method investments	—	(63)	—	(90)
Loss on sale of equity method investment	—	—	—	221
Other income	(46)	(361)	(209)	(568)

Other expense, net	10,081	9,377	20,575	19,010

Income (loss) before income taxes	1,261	(9,850)	(6,107)	(23,157)
Provision for income taxes	318	528	914	831

Net income (loss)	943	(10,378)	(7,021)	(23,988)

Less: Net (loss) income attributable to noncontrolling interests	(82)	(3,723)	1,226	(3,910)

Net income (loss) attributable to common stockholders	$1,025	$(6,655)	$(8,247)	$(20,078)

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	40,447	39,995	40,432	39,952

Basic earnings per common share	$0.03	$(0.17)	$(0.20)	$(0.50)

Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	40,846	39,995	40,432	39,952

Diluted earnings per common share	$0.03	$(0.17)	$(0.20)	$(0.50)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$943	$(10,378)	$(7,021)	$(23,988)
Other comprehensive income, net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	3	6	(31)	3

Other comprehensive income (loss), net of tax	3	6	(31)	3

Comprehensive income (loss)	946	(10,372)	(7,052)	(23,985)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(82)	(3,723)	1,226	(3,910)

Comprehensive income (loss) attributable to common stockholders	$1,028	$(6,649)	$(8,278)	$(20,075)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
						Paid-In	Accumulated	Comprehensive	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests
Balance, December 31, 2014	$(12,020)	39,587	$396	988	$10	$340,773	$(353,490)	$58	$233
Net (loss) income	(7,021)	—	—	—	—	—	(8,247)	—	1,226
Other comprehensive loss	(31)	—	—	—	—	—	—	(31)	—
Issuances of Class A common stock	129	340	3	—	—	126	—	—	—
Stock-based compensation	1,435	—	—	—	—	1,435	—	—	—
Distribution to noncontrolling interest holder	(1,495)	—	—	—	—	—	—	—	(1,495)
Excess tax benefit on the vesting of share based awards	153	—	—	—	—	153	—	—	—

Balance, June 30, 2015	$(18,850)	39,927	$399	988	$10	$342,487	$(361,737)	$27	$(36)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(7,021)	$(23,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property and equipment	(93)	(333)
Depletion of landfill operating lease obligations	4,359	5,038
Interest accretion on landfill and environmental remediation liabilities	1,704	1,826
Stock-based compensation	1,435	1,113
Depreciation and amortization	29,990	30,775
Divestiture transactions	(5,611)	7,455
Development project charge	—	1,394
Gain on settlement of acquisition related contingent consideration	—	(1,058)
Amortization of discount on long-term debt	174	125
Loss on debt extinguishment	521	—
Loss on derivative instruments	198	448
Income from equity method investments	—	(90)
Loss on sale of equity method investment	—	221
Excess tax benefit on the vesting of share based awards	(153)	(60)
Deferred income taxes	416	736
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(7,674)	(6,103)
Accounts payable	(371)	2,874
Prepaid expenses, inventories and other assets	5,678	1,059
Accrued expenses and other liabilities	337	1,014

Net cash provided by operating activities	23,889	22,446

Cash Flows from Investing Activities:
Proceeds from settlement of contingent consideration	—	214
Acquisition related additions to property, plant and equipment	—	(266)
Additions to property, plant and equipment	(16,311)	(23,305)
Payments on landfill operating lease contracts	(1,425)	(1,526)
Proceeds from divestiture transactions	5,335	—
Proceeds from sale of property and equipment	259	448
Proceeds from property insurance settlement	546	—
Payments related to investments	—	(84)

Net cash used in investing activities	(11,596)	(24,519)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	231,728	89,760
Principal payments on long-term debt	(239,340)	(87,258)
Change in restricted cash	5,677	—
Payments of financing costs	(8,063)	(18)
Excess tax benefit on the vesting of share based awards	153	60
Proceeds from the exercise of share based awards	—	286
Distribution to noncontrolling interest holder	(1,495)	—

Net cash (used in) provided by financing activities	(11,340)	2,830

Discontinued Operations:
Net cash provided by investing activities	—	174

Net cash provided by discontinued operations	—	174

Net increase in cash and cash equivalents	953	931
Cash and cash equivalents, beginning of period	2,205	2,695

Cash and cash equivalents, end of period	$3,158	$3,626

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$17,063	$17,551
Income taxes, net of refunds	$55	$3
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Receivable due from noncontrolling interest holder	$—	$152

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except for per share data)

1. BASIS OF PRESENTATION

Casella Waste Systems, Inc. (“Parent”), and its consolidated subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major account and industrial services, discontinued operations and earnings from equity method investees are included in our Other segment.

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

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2015 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Transition Report on Form 10-KT for the transition period ended December 31, 2014.

Subsequent Events

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2015, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require recognition or disclosure in this Quarterly Report on Form 10-Q.

2. ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Pending Adoption

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the presentation of debt issuance costs. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This guidance is effective on a retrospective basis for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015, with early adoption permitted. We expect that this guidance will have no impact on our consolidated financial position or results of operations, and will only impact the presentation of, and disclosures in, our consolidated financial statements and notes thereto.

Consolidation

In February 2015, the FASB issued an accounting standards update for the requirements of consolidation. The update provides changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities because in certain situations deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect that this guidance will have no impact on our consolidated financial position or results of operations.

Extraordinary and Unusual Items

In January 2015, the FASB issued an accounting standards update that eliminates the GAAP concept of extraordinary items. The update provides for the elimination of the requirements to consider whether an underlying event or transaction is extraordinary, but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands upon it to include items that are both unusual in nature and infrequently occurring. This guidance is effective prospectively or retrospectively for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect that this guidance will have no impact on our consolidated financial position or results of operations.

Revenue Recognition

In May 2014, the FASB issued an accounting standards update for the recognition of revenue, which supersedes existing revenue recognition requirements and most industry-specific guidance. The update provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2017 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential impact this guidance may have on our consolidated financial statements as a result of adopting this standard.

Adoption of New Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2014. We adopted this guidance effective January 1, 2015.

3. GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from December 31, 2014 through June 30, 2015:

	December 31, 2014	Other (1)	June 30, 2015
Eastern region	$17,429	$—	$17,429
Western region	87,697	(194)	87,503
Recycling	12,315	—	12,315
Other	1,729	—	1,729

Total	$119,170	$(194)	$118,976

(1)	Goodwill adjustment related to the allocation of goodwill to a business that was divested in the three months ended June 30, 2015. See disclosure in Note 10, Divestiture Transactions.

Intangible assets as of June 30, 2015 and December 31, 2014 consisted of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, June 30, 2015
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(15,957)	(6,936)	(22,893)

	$1,309	$9,129	$10,438

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2014
Intangible assets	$17,296	$16,071	$33,367
Less accumulated amortization	(15,730)	(5,829)	(21,559)

	$1,566	$10,242	$11,808

Intangible amortization expense was $632 and $1,381 during the three and six months ended June 30, 2015, respectively, as compared to $741 and $1,493 during the three and six months ended June 30, 2014, respectively.

Estimated Future Amortization Expense as of June 30, 2015:
For the fiscal year ending December 31, 2015	$1,201
For the fiscal year ending December 31, 2016	$2,048
For the fiscal year ending December 31, 2017	$1,784
For the fiscal year ending December 31, 2018	$1,581
For the fiscal year ending December 31, 2019	$1,213
Thereafter	$2,611

4. ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Beginning balance	$39,829	$46,326
Obligations incurred	1,116	1,640
Revisions in estimates (1)	—	(3,728)
Accretion expense	1,665	1,876
Obligations settled (2)	(984)	(705)

Ending balance	$41,626	$45,409

(1)	The revisions in estimates for final capping, closure and post-closure consisted of changes in cost estimates and the timing of final capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.
(2)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

5. LONG-TERM DEBT

Long-term debt and capital leases as of June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bearing interest at LIBOR plus 2.25%	$64,700	$—
Senior Secured Revolving Credit Facility:
Due March 2016; bore interest at LIBOR plus 3.75%	—	131,300
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014; senior unsecured due December 2044 - fixed rate interest period through 2019, bearing interest at 3.75%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2; senior unsecured due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013; senior unsecured due April 2036 - fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; senior unsecured due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600
Other:
Capital leases maturing through April 2023, bearing interest at up to 7.70%	2,964	3,295
Notes payable maturing through April 2017, bearing interest at up to 6.00%	246	435
Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75% (including unamortized discount of $1,620 and $1,319)	383,380	323,681

	528,290	535,711
Less—current maturities of long-term debt	1,437	1,656

	$526,853	$534,055

Financing Activities

In February 2015, we issued an additional $60,000 aggregate principal amount of 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”). The additional 2019 Notes, which are fungible with and issued under the same indenture as the $325,000 2019 Notes previously issued, were issued at a discount of approximately $476 to be accreted over the remaining term of the 2019 Notes. On February 27, 2015, we used the net proceeds from this issuance, together with the initial borrowings under our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”), to refinance our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”).

Our ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190,000, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL Facility by an aggregate amount of $100,000, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement, and is set at LIBOR plus 2.25% as of June 30, 2015. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date for the ABL Facility shall be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. As of June 30, 2015, our borrowing availability under the ABL Facility was $58,759 and was calculated as a borrowing base of $150,422, less revolver borrowings of $64,700, less outstanding irrevocable letters of credit totaling $26,963, at which date no amount had been drawn.

The ABL Facility requires us to maintain a certain minimum consolidated EBITDA measured at the end of each fiscal quarter. Additionally, if borrowing availability does not meet certain thresholds as defined in the ABL Facility agreement, the ABL Facility requires us to meet additional covenants, including, without limitation:

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

Loss on Debt Extinguishment

As a result of the refinancing of the Senior Credit Facility, in the quarter ended March 31, 2015 we recorded a charge of $521 as a loss on debt extinguishment related to the write-off of deferred financing costs in connection with changes to the borrowing capacity from the Senior Credit Facility to the ABL Facility. The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility, are to be amortized over the term of the ABL Facility.

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

Environmental Remediation Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matter represents our outstanding material claim.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.7%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Beginning balance	$5,142	$5,421
Revisions in estimates (1)	—	(118)
Accretion expense	40	69
Obligations settled	—	(28)

Ending balance	$5,182	$5,344

(1)	Associated with changes in estimated future costs to complete the remediation, the discount rate and/or the portion of the total remediation costs that we are responsible for.

7. STOCKHOLDERS’ EQUITY

Stock Based Compensation

Shares Available For Issuance

In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as are currently subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Stock Option Plan (“Prior Plans”), which are not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of June 30, 2015, there were 1,110 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.

Stock Options

Options under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,380	$7.70
Granted	—	$—
Exercised	—	$—
Forfeited	(132)	$12.02

Outstanding, June 30, 2015	1,248	$7.25	5.3	$903

Exercisable, June 30, 2015	726	$9.13	3.2	$383

Expected to vest, June 30, 2015	1,247	$7.25	5.3	$902

Stock-based compensation expense for stock options was $160 and $317 during the three and six months ended June 30, 2015, respectively, as compared to $105 and $215 during the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, total unrecognized stock-based compensation expense related to outstanding stock options was $772, which will be recognized over a weighted average period of 1.1 years.

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

A summary of restricted stock, restricted stock unit and performance stock unit activity for the six months ended June 30, 2015 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,048	$4.79
Granted	562	$4.20
Class A Common Stock vested	(306)	$4.72
Forfeited	(280)	$5.11

Outstanding, June 30, 2015	1,024	$4.40	2.2	$1,252

Expected to vest, June 30, 2015	844	$4.40	2.1	$1,029

(1)	Performance stock units are included at the 100% attainment level. As of June 30, 2015, no performance stock units remain outstanding.

Stock-based compensation expense related to restricted stock and restricted stock units was $594 and $1,080 during the three and six months ended June 30, 2015, respectively, as compared to $410 and $858 during the three and six months ended June 30, 2014, respectively.

During the three and six months ended June 30, 2015, the total fair value of other stock awards vested was $1,701 and $1,713, respectively.

As of June 30, 2015, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $3,256, which will be recognized over a weighted average period of 2.1 years.

We also recorded $21 and $38 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and six months ended June 30, 2015, respectively, as compared to $22 and $40 during the three and six months ended June 30, 2014, respectively.

Accumulated Other Comprehensive Income

The change in the balance of accumulated other comprehensive income, which is included as a component of our stockholders’ deficit, for the six months ended June 30, 2015 is as follows:

Marketable Securities
Balance as of December 31, 2014	$58
Other comprehensive loss before reclassifications	(31)
Amounts reclassified from accumulated other comprehensive loss	—

Net current-period other comprehensive loss	(31)

Balance as of June 30, 2015	$27

Recent Stockholder Events

On April 7, 2015, JCP Investment Partnership, LP notified us of its intention to nominate Brett W. Frazier, James C. Pappas and Joseph B. Swinbank for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. According to the Schedule 13D filed with the SEC by JCP Investment Partnership, LP, JCP Single-Asset Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC and James C. Pappas (collectively, the “JCP Group”) on April 28, 2015, the JCP Group beneficially owns approximately 5.0% of our outstanding Class A common stock. On April 29, 2015, the JCP Group filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act confirming its intention to file a preliminary proxy statement and an accompanying proxy card with the SEC to solicit votes for the election of the JCP Group’s slate of three director nominees to our Board of Directors, at our 2015 Annual Meeting of Stockholders. On May 29, 2015, the JCP Group filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act reconfirming such intention.

8. EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common stockholders	$1,025	$(6,655)	$(8,247)	$(20,078)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,927	39,450	39,927	39,450
Class B common stock	988	988	988	988
Unvested restricted stock	(156)	(126)	(156)	(126)
Effect of weighted average shares outstanding during period	(312)	(317)	(327)	(360)

Weighted average number of common shares used in basic EPS	40,447	39,995	40,432	39,952

Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock units	399	—	—	—

Weighted average number of common shares used in diluted EPS	40,846	39,995	40,432	39,952

Antidilutive potentially issuable shares not included in the diluted EPS calculations	793	2,003	2,271	2,003

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

Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

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

As of June 30, 2015 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at June 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$142	$—	$—
Restricted assets - landfill closure	826	—	—

Total	$968	$—	$—

Liabilities:
Interest rate derivative	$—	$583	$—

As of December 31, 2014 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$5,819	$—	$—
Restricted assets - landfill closure	813	—	—

Total	$6,632	$—	$—

Liabilities:
Interest rate derivatives	$—	$1,668	$—

Fair Value of Debt

As of June 30, 2015, the fair value of our fixed rate debt, including our 2019 Notes, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”) was approximately $462,304 and the carrying value was $458,400. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of June 30, 2015, the fair value of our ABL Facility approximated its carrying value of $64,699 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs. The carrying value of our remaining material variable rate debt, the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

10. DIVESTITURE TRANSACTIONS

Sale of Business

In the three months ended June 30, 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $872, resulting in a gain of $677 in the three months ended June 30, 2015.

Maine Energy

In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process, and have nearly completed site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford during the summer of 2015. In consideration of the fact that the project is substantially complete and based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the agreement, we reversed a reserve of $1,157 of excess costs to complete the divestiture in the quarter ended March 31, 2015. As of June 30, 2015, we have accrued $96 in other accrued liabilities for the estimated remaining costs to fulfill our obligation under the agreement.

CARES and Related Transaction

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). We hold an ownership interest in CARES of 51% and, in accordance with FASB ASC 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In the fiscal year ended April 30, 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in the three months ended June 30, 2014. As a result, we recorded an impairment charge of $7,455 in the three and six months ended June 30, 2014 to the asset group of CARES in the Western region.

We executed a purchase and sale agreement on February 9, 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3,500, resulting in a gain of $2,850 in the quarter ended March 31, 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. As of June 30, 2015, we were proceeding with the dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

In connection with this transaction, we also sold certain of our equipment and real estate to the same unrelated third-party for total consideration of $1,050, resulting in a gain of $928 in the quarter ended March 31, 2015.

11. SEGMENT REPORTING

We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major account and industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment.

Three Months Ended June 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,822	$11,401	$6,752	$3,186	$207,507
Western	61,686	18,504	7,674	7,684	323,746
Recycling	11,462	253	1,110	(401)	50,457
Other	26,744	270	705	873	75,818
Eliminations	—	(30,428)	—	—	—

Total	$143,714	$—	$16,241	$11,342	$657,528

Three Months Ended June 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$39,674	$11,607	$6,903	$937	$204,711
Western	59,246	18,863	8,564	(1,441)	331,175
Recycling	11,979	(58)	1,067	(131)	49,570
Other	26,380	602	633	162	71,969
Eliminations	—	(31,014)	—	—	—

Total	$137,279	$—	$17,167	$(473)	$657,425

Six Months Ended June 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$77,090	$19,417	$11,990	$2,700	$207,507
Western	111,043	32,901	14,412	12,679	323,746
Recycling	21,756	257	2,226	(2,411)	50,457
Other	50,403	491	1,362	1,500	75,818
Eliminations	—	(53,066)	—	—	—

Total	$260,292	$—	$29,990	$14,468	$657,528

Six Months Ended June 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$71,012	$20,195	$12,231	$(3,922)	$204,711
Western	107,986	34,247	15,089	1,162	331,175
Recycling	22,340	(121)	2,133	(1,615)	49,570
Other	49,138	1,106	1,322	228	71,969
Eliminations	—	(55,427)	—	—	—

Total	$250,476	$—	$30,775	$(4,147)	$657,425

Amounts of our total revenue attributable to services provided for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collection	$60,636	$58,368	$113,962	$110,911
Disposal	44,064	38,128	71,831	62,203
Power generation	1,564	1,998	3,612	5,347
Processing	1,665	2,817	2,785	4,525

Solid waste operations	107,929	101,311	192,190	182,986
Organics	10,847	10,715	19,867	19,991
Customer solutions	13,476	13,274	26,479	25,159
Recycling	11,462	11,979	21,756	22,340

Total revenues	$143,714	$137,279	$260,292	$250,476

12. SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of June 30, 2015 and December 31, 2014, the consolidating results of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and the condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2015

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$2,636	$214	$308	$—	$3,158
Accounts receivable—trade, net	724	62,785	—	—	63,509
Refundable income taxes	664	—	—	—	664
Prepaid expenses	3,152	4,177	—	—	7,329
Inventory	—	4,622	—	—	4,622
Deferred income taxes	2,013	—	—	—	2,013
Other current assets	481	3,060	—	—	3,541

Total current assets	9,670	74,858	308	—	84,836
Property, plant and equipment, net	5,585	393,437	—	—	399,022
Goodwill	—	118,976	—	—	118,976
Intangible assets, net	53	10,385	—	—	10,438
Restricted assets	142	826	—	—	968
Cost method investments	14,115	1,932	—	(1,932)	14,115
Investments in subsidiaries	2,385	—	—	(2,385)	—
Other non-current assets	19,121	10,052	—	—	29,173

	41,401	535,608	—	(4,317)	572,692
Intercompany receivable	511,683	(474,638)	(38,977)	1,932	—

	$562,754	$135,828	$(38,669)	$(2,385)	$657,528

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$92	$1,345	$—	$—	$1,437
Accounts payable	18,176	29,648	323	—	48,147
Accrued payroll and related expenses	981	4,861	—	—	5,842
Accrued interest	12,334	12	—	—	12,346
Current accrued capping, closure and post-closure costs	—	1,655	3	—	1,658
Other accrued liabilities	8,043	8,586	—	—	16,629

Total current liabilities	39,626	46,107	326	—	86,059
Long-term debt and capital leases, less current maturities	525,940	913	—	—	526,853
Accrued capping, closure and post-closure costs, less current portion	—	39,934	34	—	39,968
Deferred income taxes	7,261	—	—	—	7,261
Other long-term liabilities	8,741	7,496	—	—	16,237
STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(18,814)	41,378	(38,993)	(2,385)	(18,814)
Noncontrolling interests	—	—	(36)	—	(36)

Total stockholders’ (deficit) equity	(18,814)	41,378	(39,029)	(2,385)	(18,850)

	$562,754	$135,828	$(38,669)	$(2,385)	$657,528

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,596	$253	$356	$—	$2,205
Restricted cash	—	76	—	—	76
Accounts receivable—trade, net	597	55,053	100	—	55,750
Refundable income taxes	554	—	—	—	554
Prepaid expenses	3,622	5,136	5	—	8,763
Inventory	—	4,345	29	—	4,374
Deferred income taxes	2,095	—	—	—	2,095
Other current assets	296	4,549	7	—	4,852

Total current assets	8,760	69,412	497	—	78,669
Property, plant and equipment, net	5,049	408,843	650	—	414,542
Goodwill	—	119,170	—	—	119,170
Intangible assets, net	98	11,710	—	—	11,808
Restricted assets	5,819	813	—	—	6,632
Cost method investments	14,432	1,932	—	(1,932)	14,432
Investments in subsidiaries	(9,888)	—	—	9,888	—
Other non-current assets	14,611	9,931	—	—	24,542

	30,121	552,399	650	7,956	591,126
Intercompany receivable	537,228	(500,267)	(38,893)	1,932	—

	$576,109	$121,544	$(37,746)	$9,888	$669,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$89	$1,567	$—	$—	$1,656
Accounts payable	17,953	30,040	525	—	48,518
Accrued payroll and related expenses	1,536	4,751	2	—	6,289
Accrued interest	11,083	11	—	—	11,094
Current accrued capping, closure and post-closure costs	—	2,205	3	—	2,208
Other accrued liabilities	8,618	7,957	92	—	16,667

Total current liabilities	39,279	46,531	622	—	86,432
Long-term debt and capital leases, less current maturities	532,889	1,166	—	—	534,055
Accrued capping, closure and post-closure costs, less current portion	—	37,589	32	—	37,621
Deferred income taxes	7,080	—	—	—	7,080
Other long-term liabilities	9,114	7,433	80	—	16,627
STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(12,253)	28,825	(38,713)	9,888	(12,253)
Noncontrolling interests	—	—	233	—	233

Total stockholders’ (deficit) equity	(12,253)	28,825	(38,480)	9,888	(12,020)

	$576,109	$121,544	$(37,746)	$9,888	$669,795

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$143,714	$—	$—	$143,714
Operating expenses:
Cost of operations	34	98,556	147	—	98,737
General and administration	(79)	18,130	20	—	18,071
Depreciation and amortization	278	15,963	—	—	16,241
Divestiture transactions	—	(677)	—	—	(677)

	233	131,972	167	—	132,372

Operating income (loss)	(233)	11,742	(167)	—	11,342
Other expense (income):
Interest income	—	(70)	—	—	(70)
Interest expense	10,096	54	—	—	10,150
Loss on derivative instruments	47	—	—	—	47
(Income) loss from consolidated entities	(11,772)	—	—	11,772	—
Other income	53	(99)	—	—	(46)

Other expense (income), net	(1,576)	(115)	—	11,772	10,081

Income (loss) before income taxes	1,343	11,857	(167)	(11,772)	1,261
Provision (benefit) for income taxes	318	—	—	—	318

Net income (loss)	1,025	11,857	(167)	(11,772)	943

Less: Net income (loss) attributable to noncontrolling interests	—	—	(82)	—	(82)

Net income (loss) attributable to common stockholders	$1,025	$11,857	$(85)	$(11,772)	$1,025

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$136,861	$418	$—	$137,279
Operating expenses:
Cost of operations	22	96,717	479	—	97,218
General and administration	133	15,441	20	—	15,594
Depreciation and amortization	223	16,884	60	—	17,167
Divestiture transactions	—	—	7,455	—	7,455
Severance and reorganization costs	—	350	—	—	350
Expense from divestiture, acquisition and financing costs	—	14	—	—	14
Development project charge	—	(46)	—	—	(46)

	378	129,360	8,014	—	137,752

Operating income (loss)	(378)	7,501	(7,596)	—	(473)
Other expense (income):
Interest income	—	(85)	—	—	(85)
Interest expense	9,569	19	—	—	9,588
Loss on derivative instruments	298	—	—	—	298
Income from equity method investments	—	(63)	—	—	(63)
(Income) loss from consolidated entities	(3,855)	—	—	3,855	—
Other income	(263)	(98)	—	—	(361)

Other expense (income), net	5,749	(227)	—	3,855	9,377

Income (loss) before income taxes	(6,127)	7,728	(7,596)	(3,855)	(9,850)
Provision (benefit) for income taxes	528	—	—	—	528

Net income (loss)	(6,655)	7,728	(7,596)	(3,855)	(10,378)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(3,723)	—	(3,723)

Net income (loss) attributable to common stockholders	$(6,655)	$7,728	$(3,873)	$(3,855)	$(6,655)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$260,168	$124	$—	$260,292
Operating expenses:
Cost of operations	(49)	186,234	384	—	186,569
General and administration	(196)	35,067	5	—	34,876
Depreciation and amortization	500	29,490	—	—	29,990
Divestiture transactions	—	(2,761)	(2,850)	—	(5,611)

	255	248,030	(2,461)	—	245,824

Operating income (loss)	(255)	12,138	2,585	—	14,468
Other expense (income):
Interest income	(48)	(163)	—	—	(211)
Interest expense	20,085	107	84	—	20,276
Loss on debt extinguishment	521	—	—	—	521
Loss on derivative instruments	198	—	—	—	198
(Income) loss from consolidated entities	(13,695)	—	—	13,695	—
Other income	17	(226)	—	—	(209)

Other expense (income), net	7,078	(282)	84	13,695	20,575

Income (loss) before income taxes	(7,333)	12,420	2,501	(13,695)	(6,107)
Provision (benefit) for income taxes	914	—	—	—	914

Net income (loss)	(8,247)	12,420	2,501	(13,695)	(7,021)

Less: Net income (loss) attributable to noncontrolling interests	—	—	1,226	—	1,226

Net income (loss) attributable to common stockholders	$(8,247)	$12,420	$1,275	$(13,695)	$(8,247)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Revenues	$—	$249,795	$681	$—	$250,476
Operating expenses:
Cost of operations	(22)	182,719	925	—	183,622
General and administration	1,140	30,818	23	—	31,981
Depreciation and amortization	488	30,031	256	—	30,775
Divestiture transactions	—	—	7,455	—	7,455
Development project charge	—	1,394	—	—	1,394
Severance and reorganization costs	—	430	—	—	430
Expense from divestiture, acquisition and financing costs	—	24	—	—	24
Gain on settlement of acquisition related contingent consideration	—	(1,058)	—	—	(1,058)

	1,606	244,358	8,659	—	254,623

Operating income (loss)	(1,606)	5,437	(7,978)	—	(4,147)
Other expense (income):
Interest income	(2)	(193)	—	—	(195)
Interest expense	19,149	45	—	—	19,194
Loss on derivative instruments	448	—	—	—	448
Income from equity method investments	—	(90)	—	—	(90)
Loss on sale of equity method investment	—	—	221	—	221
(Income) loss from consolidated entities	(1,681)	—	—	1,681	—
Other income	(273)	(295)	—	—	(568)

Other expense (income), net	17,641	(533)	221	1,681	19,010

Income (loss) before income taxes	(19,247)	5,970	(8,199)	(1,681)	(23,157)
Provision (benefit) for income taxes	831	—	—	—	831

Net income (loss)	(20,078)	5,970	(8,199)	(1,681)	(23,988)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(3,910)	—	(3,910)

Net income (loss) attributable to common stockholders	$(20,078)	$5,970	$(4,289)	$(1,681)	$(20,078)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$1,025	$11,857	$(167)	$(11,772)	$943
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	3	—	—	3

Other comprehensive income (loss), net of tax	—	3	—	—	3

Comprehensive income (loss)	1,025	11,860	(167)	(11,772)	946
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(82)	—	(82)

Comprehensive income (loss) attributable to common stockholders	$1,025	$11,860	$(85)	$(11,772)	$1,028

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(6,655)	$7,728	$(7,596)	$(3,855)	$(10,378)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	6	—	—	6

Other comprehensive income (loss), net of tax	—	6	—	—	6

Comprehensive income (loss)	(6,655)	7,734	(7,596)	(3,855)	(10,372)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(3,723)	—	(3,723)

Comprehensive income (loss) attributable to common stockholders	$(6,655)	$7,734	$(3,873)	$(3,855)	$(6,649)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(8,247)	$12,420	$2,501	$(13,695)	$(7,021)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(31)	—	—	(31)

Other comprehensive income (loss), net of tax	—	(31)	—	—	(31)

Comprehensive income (loss)	(8,247)	12,389	2,501	(13,695)	(7,052)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,226	—	1,226

Comprehensive income (loss) attributable to common stockholders	$(8,247)	$12,389	$1,275	$(13,695)	$(8,278)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net income (loss)	$(20,078)	$5,970	$(8,199)	$(1,681)	$(23,988)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	3	—	—	3

Other comprehensive income (loss), net of tax	—	3	—	—	3

Comprehensive income (loss)	(20,078)	5,973	(8,199)	(1,681)	(23,985)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(3,910)	—	(3,910)

Comprehensive income (loss) attributable to common stockholders	$(20,078)	$5,973	$(4,289)	$(1,681)	$(20,075)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$8,025	$16,362	$(498)	$—	$23,889

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(990)	(15,321)	—	—	(16,311)
Payments on landfill operating lease contracts	—	(1,425)	—	—	(1,425)
Payments related to investments	—	1,555	(1,555)	—	—
Proceeds from divestiture transactions	—	1,835	3,500	—	5,335
Proceeds from sale of property and equipment	—	259	—	—	259
Proceeds from property insurance settlement	—	546	—	—	546

Net cash provided by (used in) investing activities	(990)	(12,551)	1,945	—	(11,596)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	231,710	18	—	—	231,728
Principal payments on long-term debt	(238,846)	(494)	—	—	(239,340)
Change in restricted cash	5,677	—	—	—	5,677
Payments of financing costs	(8,063)	—	—	—	(8,063)
Excess tax benefit on the vesting of share based awards	153	—	—	—	153
Distributions to noncontrolling interest holder	—	—	(1,495)	—	(1,495)
Intercompany borrowings	3,374	(3,374)	—	—	—

Net cash provided by (used in) financing activities	(5,995)	(3,850)	(1,495)	—	(11,340)
Net increase (decrease) in cash and cash equivalents	1,040	(39)	(48)	—	953
Cash and cash equivalents, beginning of period	1,596	253	356	—	2,205

Cash and cash equivalents, end of period	$2,636	$214	$308	$—	$3,158

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$2,024	$20,610	$(188)	$—	$22,446

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	214	—	—	214
Acquisition related additions to property, plant and equipment	—	(266)	—	—	(266)
Additions to property, plant and equipment	(469)	(22,836)	—	—	(23,305)
Payments on landfill operating lease contracts	—	(1,526)	—	—	(1,526)
Proceeds from sale of property and equipment	—	448	—	—	448
Payments related to investments	(84)	(158)	158	—	(84)

Net cash provided by (used in) investing activities	(553)	(24,124)	158	—	(24,519)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	89,760	—	—	—	89,760
Principal payments on long-term debt	(86,801)	(457)	—	—	(87,258)
Payments of financing costs	(18)	—	—	—	(18)
Excess tax benefit on the vesting of share based awards	60	—	—	—	60
Proceeds from the exercise of share based awards	286	—	—	—	286
Intercompany borrowings	(3,782)	3,782	—	—	—

Net cash provided by (used in) financing activities	(495)	3,325	—	—	2,830
Net cash provided by (used in) discontinued operations	—	174	—	—	174

Net increase (decrease) in cash and cash equivalents	976	(15)	(30)	—	931
Cash and cash equivalents, beginning of period	2,312	243	140	—	2,695

Cash and cash equivalents, end of period	$3,288	$228	$110	$—	$3,626

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

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes thereto. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in the forward-looking statements.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended December 31, 2014 and, as applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by the federal securities laws.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc., and its consolidated subsidiaries, (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major account and industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment.

As of July 15, 2015, we owned and/or operated 35 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Results of Operations

The following table summarizes our revenues and operating expenses for the three and six months ended June 30, 2015 and 2014 (in millions and as a percentage of revenue):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenues	$143.7	100.0%	$137.3	100.0%	$260.3	100.0%	$250.5	100.0%
Operating expenses:
Cost of operations	98.7	68.7%	97.2	70.8%	186.5	71.7%	183.6	73.3%
General and administration	18.1	12.6%	15.6	11.4%	34.9	13.4%	32.0	12.8%
Depreciation and amortization	16.3	11.3%	17.2	12.5%	30.0	11.5%	30.8	12.3%
Divestiture transactions	(0.7)	(0.5)%	7.5	5.4%	(5.6)	(2.2)%	7.5	3.0%
Development project charge	—	0.0%	(0.1)	0.0%	—	0.0%	1.4	0.5%
Severance and reorganization costs	—	0.0%	0.4	0.2%	—	0.0%	0.4	0.2%
Expense from divestiture acquisition and financing costs	—	0.0%	0.0	0.0%	—	0.0%	0.0	0.0%
Gain on settlement of acquisition related contingent consideration	—	0.0%	—	0.0%	—	0.0%	(1.1)	(0.4)%

	132.4	92.1%	137.8	100.3%	245.8	94.4%	254.6	101.7%

Operating income (loss)	$11.3	7.9%	$(0.5)	(0.3)%	$14.5	5.6%	$(4.1)	(1.7)%

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

Our revenues are shown net of inter-company eliminations. The table below shows the percentages and dollars (in millions) of revenue attributable to services provided for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Collection	$60.6	42.2%	$58.4	42.5%	$114.0	43.8%	$110.9	44.3%
Disposal	44.0	30.6%	38.1	27.8%	71.8	27.6%	62.2	24.8%
Power generation	1.6	1.1%	2.0	1.5%	3.6	1.4%	5.4	2.1%
Processing	1.7	1.2%	2.8	2.0%	2.8	1.0%	4.5	1.8%

Solid waste operations	107.9	75.1%	101.3	73.8%	192.2	73.8%	183.0	73.0%
Organics	10.8	7.6%	10.7	7.8%	19.8	7.6%	20.0	8.0%
Customer solutions	13.5	9.3%	13.3	9.7%	26.5	10.2%	25.2	10.1%
Recycling	11.5	8.0%	12.0	8.7%	21.8	8.4%	22.3	8.9%

Total revenues	$143.7	100.0%	$137.3	100.0%	$260.3	100.0%	$250.5	100.0%

Our revenues increased $6.4 million, or 4.7%, and $9.8 million, or 3.9%, during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The following table provides details associated with the period-to-period changes in revenues (in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended June 30, 2015 vs. 2014		Period-to-Period Change for the Six Months Ended June 30, 2015 vs. 2014
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$2.6	1.9%	$3.9	1.6%
Volume	5.1	3.7%	8.0	3.2%
Commodity price & volume	(0.7)	-0.5%	(2.2)	(0.9)%
Acquisitions & divestitures	0.4	0.3%	0.8	0.3%
Closed landfill	(0.3)	-0.2%	(0.6)	(0.2)%
Fuel and oil recovery fee	(0.5)	-0.4%	(0.7)	(0.3)%

Total solid waste	6.6	4.8%	9.2	3.7%

Organics	0.1	0.1%	(0.2)	(0.1)%

Customer solutions	0.2	0.2%	1.3	0.5%

Recycling Operations:
Commodity price	(1.8)	-1.3%	(3.4)	(1.4)%
Commodity volume	1.3	0.9%	2.9	1.2%

Total recycling	(0.5)	-0.4%	(0.5)	(0.2)%

Total	$6.4	4.7%	$9.8	3.9%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenues growth is the result of $2.1 million from favorable collection pricing and $0.5 million from favorable disposal pricing primarily associated with our landfills and transfer stations.

•	The price change component in year-to-date total solid waste revenues growth is the result of $3.2 million from favorable collection pricing and $0.7 million from favorable disposal pricing associated with our landfills, transfer stations and transportation services.

Volume.

•	The volume change component in quarterly total solid waste revenues growth is the result of $5.3 million from higher disposal volumes (of which $2.5 million relates to higher landfill volumes, $1.1 million relates to higher transfer station volumes, associated with a mix shift from landfills to transfer stations and two new transfer station contracts, and $1.7 million relates to transportation) and $0.6 million from higher collection volumes, partially offset by $0.8 million from lower processing volumes (mainly water treatment and recycling processing).

•	The volume change component in year-to-date total solid waste revenues growth is the result of $8.8 million from higher disposal volumes (of which $4.2 million relates to higher landfill volumes, $2.5 million relates to higher transfer station volumes, associated with a mix shift from landfills to transfer stations and two new transfer station contracts, and $2.1 million relates to transportation) and $0.4 million from higher collection volumes, partially offset by $1.2 million from lower processing volumes (mainly water treatment and recycling processing).

Commodity price & volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth is primarily the result of $0.4 million from unfavorable energy pricing at our landfill gas-to-energy operations and $0.2 million from unfavorable commodity pricing.

•	The commodity price and volume change component in year-to-date total solid waste revenues growth is the result of $1.5 million from unfavorable energy pricing at our landfill gas-to-energy operations, $0.2 million from unfavorable commodity pricing, and $0.5 million from lower landfill gas-to-energy and processing commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly and year-to-date total solid waste revenues growth is the result of increased revenues from the acquisition of two solid waste hauling operations in September and October 2014, partially offset by decreased revenues associated primarily with an asset exchange in the quarter ended March 31, 2015 and the divestiture of a business in the three months ended June 30, 2015.

Closed landfill.

•	The closed landfill change component in quarterly and year-to-date total solid waste revenues growth is the result of our Worcester landfill in the Eastern region, which ceased operations in April 2014 in accordance with its permit.

Fuel and oil recovery fee.

•	Quarterly and year-to-date total solid waste revenues generated by our floating rate fuel and oil recovery fee program decreased in response to lower diesel fuel index prices on which the surcharge is based.

Organics revenues

•	Quarterly revenues increased as the result of higher volumes, partially offset by a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.

•	Year-to-date revenues decreased as the result of a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based, partially offset by higher volumes.

Customer Solutions revenues

•	Quarterly and year-to-date revenues increased from higher volumes due to organic business growth.

Recycling revenues

•	Quarterly and year-to-date revenues decreased as higher commodity volumes were more than offset by unfavorable commodity prices in the marketplace.

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

Our cost of operations increased $1.5 million, decreasing 2.1% as a percentage of revenues, and $2.9 million, decreasing 1.6% as a percentage of revenues, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The period-to-period changes in cost of operations can be primarily attributed to the following:

•	Labor and related benefit costs increased $1.3 million and $2.6 million, respectively, due to: additional labor costs associated with higher collection and transfer station volumes in the Eastern region; processing of higher commodity volumes due to new contracts and facilities in the Recycling segment; and lower productivity in the six months ended June 30, 2015 as a result of prolonged inclement winter weather into the early spring of 2015.

•	Maintenance and repair costs increased $0.7 million and $1.6 million, respectively, due to: higher facility maintenance costs associated with our Recycling segment and a landfill in the Eastern region; and higher fleet maintenance costs in the Eastern and Western regions.

•	Third-party direct costs increased $0.5 million and $1.0 million, respectively, due to: higher collection and disposal volumes from organic customer growth, a new waste services contract and the acquisition of a solid waste hauling operation in the Eastern region; higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation in the Western region; and higher commodity volumes in the Recycling segment. These cost increases were partially offset by lower commodity prices, primarily within the Recycling segment, and the expiration of an out-of-market put-or-pay waste disposal contract in the Eastern region.

•	Direct operational costs increased $0.4 million and $0.7 million, respectively, due to: higher equipment rental costs; and higher leachate disposal and operating costs at certain of our landfills due to unusually high rainfall. These cost increases were partially offset by lower gas treatment costs at our Juniper Ridge landfill in the Eastern region and lower depletion of landfill operating lease obligations at certain of our Western region landfills.

•	Fuel costs decreased $1.4 million and $3.0 million, respectively, due to lower diesel fuel prices.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expenses increased $2.5 million, 1.2% as a percentage of revenues, and $2.9 million, 0.6% as a percentage of revenues, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The period-to-period changes in general and administration expenses can be primarily attributed to the following:

•	Labor and related benefit costs increased $1.3 million and $1.7 million, respectively, primarily due to higher wages and salaries.

•	Professional fees increased $0.5 million in the three months ended June 30, 2015, resulting in a $0.3 million increase year-to-date. The increase during the three months ended June 30, 2015 was driven by higher consulting and legal fees. The increase was partially offset by lower consulting and accounting fees in the quarter ended March 31, 2015 associated primarily with the timing of various services due to a change in our fiscal year-end.

•	Bad debt expense increased $0.1 million and $0.4 million, respectively, associated with higher accounts receivable related to improved revenues and an increase in the reserve in part due to specific customer collectability issues.

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

The table below summarizes the components of depreciation and amortization expense for the three and six months ended June 30, 2015 and 2014 (in millions of dollars and as a percentage of revenues):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Depreciation expense	$8.3	5.8%	$8.8	6.4%	$16.6	6.4%	$16.9	6.7%
Landfill amortization expense	7.3	5.1%	7.7	5.6%	12.0	4.6%	12.4	5.0%
Other amortization expense	0.7	0.4%	0.7	0.5%	1.4	0.5%	1.5	0.6%

	$16.3	11.3%	$17.2	12.5%	$30.0	11.5%	$30.8	12.3%

The changes in the components of depreciation and amortization expense when comparing the three and six months ended June 30, 2015 to the same periods in 2014 can largely be attributed to the following:

•	Depreciation expense decreased due to a lower depreciable asset base as a result of various divestitures and asset sales, and the impairment of the asset group of Casella-Altela Regional Environmental Services, LLC (“CARES”).

•	Landfill amortization expense decreased as amortization associated with higher landfill volumes was more than offset by an unfavorable amortization adjustment in the three months ended June 30, 2014 as a result of updating cost estimates and other assumptions associated with our annual year-end review of our solid waste landfills.

Divestiture Transactions

Sale of Business. In the three months ended June 30, 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $0.9 million, resulting in a gain of $0.7 million in the three months ended June 30, 2015.

Maine Energy. In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6.7 million, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process, and have nearly completed site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford during the summer of 2015. In consideration of the fact that the project is substantially complete and based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the agreement, we reversed a reserve of $1.1 million of excess costs to complete the divestiture in the quarter ended March 31, 2015. As of June 30, 2015, we have accrued $0.1 million in other accrued liabilities for the estimated remaining costs to fulfill our obligation under the agreement.

CARES and Related Transaction. CARES is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). We hold an ownership interest in CARES of 51% and, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In the fiscal year ended April 30, 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in the three months ended June 30, 2014. As a result, we recorded an impairment charge of $7.5 million in the three and six months ended June 30, 2014 to the asset group of CARES in the Western region.

We executed a purchase and sale agreement on February 9, 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3.5 million, resulting in a gain of $2.9 million in the quarter ended March 31, 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. As of June 30, 2015, we were proceeding with the dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

In connection with this transaction, we also sold certain of our equipment and real estate to the same unrelated third-party for total consideration of $1.1 million, resulting in a gain of $0.9 million in the quarter ended March 31, 2015.

Development Project Charge

In the three and six months ended June 30, 2014, we recorded an adjustment of ($0.1) million and a charge of $1.4 million for deferred costs associated with a gas pipeline development project in Maine no longer deemed viable.

As of June 30, 2015 and December 31, 2014, we had no deferred costs associated with development projects included in our consolidated balance sheets.

Severance and Reorganization Costs

In the three and six months ended June 30, 2014, we recorded charges of $0.4 million for severance costs associated with various planned reorganization efforts.

Gain on Settlement of Acquisition Related Contingent Consideration

In the quarter ended March 31, 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in the six months ended June 30, 2014.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.6 million and $1.1 million when comparing the three and six months ended June 30, 2015 to the same periods in 2014 due to higher average debt balances combined with changes to our capitalization structure associated with various tax exempt debt borrowings, the issuance of additional 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”) and the refinancing of our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”).

Loss on Debt Extinguishment

As a result of the refinancing of the Senior Credit Facility, in the quarter ended March 31, 2015 we recorded a charge of $0.5 million as a loss on debt extinguishment related to the write-off of deferred financing costs in connection with changes to the borrowing capacity from the Senior Credit Facility to our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”). The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility, are to be amortized over the term of the ABL Facility.

Loss on Derivative Instruments

We are party to an interest rate derivative agreement for an interest rate swap that is not considered to be an effective cash flow hedge. We recognize the change in fair value of the interest rate swap along with any cash settlements through earnings as a (gain) or loss on derivative instruments.

Loss on Sale of Equity Method Investment

In December 2013, we sold our 50% membership interest in US GreenFiber LLC (“GreenFiber). As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.8 million in December 2013. This included a working capital adjustment to the purchase price that was finalized upon closing the transaction in January 2014. As a result of the change in working capital adjustment, we recorded a loss on sale of equity method investment of $0.2 million in the quarter ended March 31, 2014.

Provision for Income Taxes

Our provision for income taxes decreased $0.2 million and increased $0.1 million when comparing each of the three and six months ended June 30, 2015, respectively, to the same periods in 2014. The provisions for income taxes for the six months ended June 30, 2015 and June 30, 2014 include $0.4 million and $0.7 million, respectively, of deferred tax provisions due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

During the fiscal year ended April 30, 2013, we reached a settlement with the State of New York in connection with the State of New York’s audit of our tax returns for the years 2004-2010. The State of New York had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. The settlement represented less than 8.0% of the total cumulative liability, and we settled in order to minimize the out-of-pocket costs related to ongoing litigation. Subsequent to the settlement of that audit, the State of New York began an audit of 2011-2013 and has raised the same issue. We continue to believe that our position related to the filing of our State of New York tax returns is correct, and, based on the prior settlement and subsequent favorable litigation related to similar issues, we concluded at December 31, 2014 that no reserve would be required for our State of New York filings. During the quarter ended March 31, 2015, as a result of discussions with the State of New York, we have determined that we would be willing to settle the subsequent years’ audits on a basis similar to the prior settlement. As a result of these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, during the quarter ended March 31, 2015 we recorded an increase in our reserve for uncertain tax positions of $0.4 million. The gross increase in uncertain tax positions recorded in the quarter ended March 31, 2015 related to the State of New York settlement discussions was $0.2 million.

Segment Reporting (in millions)

The table below shows, for the periods indicated, revenues and operating income (loss) (dollars in millions) based on our operating segments:

	Revenues		Operating Income (Loss)
	Three Months Ended June 30,
Segment	2015	2014	2015	2014
Eastern	$43.8	$39.7	$3.2	$0.9
Western	61.7	59.2	7.7	(1.5)
Recycling	11.5	12.0	(0.4)	(0.1)
Other	26.7	26.4	0.8	0.2

Total	$143.7	$137.3	$11.3	$(0.5)

	Revenues		Operating Income (Loss)
	Six Months Ended June 30,
Segment	2015	2014	2015	2014
Eastern	$77.1	$71.0	$2.7	$(3.9)
Western	111.0	108.0	12.7	1.2
Recycling	21.8	22.3	(2.4)	(1.6)
Other	50.4	49.2	1.5	0.2

Total	$260.3	$250.5	$14.5	$(4.1)

Eastern Region

Our Eastern region revenues increased $4.1 million, or 10.3%, and $6.1 million, or 8.6%, during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2015 vs. 2014		Period-to-Period Change for the Six Months Ended June 30, 2015 vs. 2014
	Amount	% of Growth	Amount	% of Growth
Price	$1.0	2.5%	$1.5	2.1%
Volume	2.9	7.3%	4.3	6.0%
Fuel oil and recovery fee	(0.1)	(0.3)%	(0.1)	(0.1)%
Commodity price & volume	0.1	0.3%	0.1	0.1%
Acquisitions & divestitures	0.5	1.3%	0.9	1.3%
Closed landfill	(0.3)	(0.8)%	(0.6)	(0.8)%

Total solid waste	$4.1	10.3%	$6.1	8.6%

Price.

•	The price change component in Eastern region quarterly total solid waste revenues growth is the result of $0.6 million from favorable collection pricing and $0.4 million from favorable disposal pricing primarily related to landfills.

•	The price change component in Eastern region year-to-date total solid waste revenues growth is the result of $1.0 million from favorable collection pricing and $0.5 million from favorable disposal pricing primarily related to landfills.

Volume.

•	The volume change component in Eastern region quarterly total solid waste revenues growth is the result of $2.1 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations) and $0.8 million from higher collection volumes.

•	The volume change component in Eastern region year-to-date total solid waste revenues growth is the result of $3.0 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations) and $1.3 million from higher collection volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Eastern region quarterly and year-to-date total solid waste revenues growth is the result of increased revenues from the acquisition of a solid waste hauling operation in October 2014.

Closed landfill.

•	The closed landfill change component in Eastern region quarterly and year-to-date Eastern region total solid waste revenues growth is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Eastern region operating income increased $2.3 million and $6.6 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This improvement is largely attributable to revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations increased by $0.5 million in the three months ended June 30, 2015, resulting in a $0.6 million decrease year-to-date. Higher cost of operations in the three months ended June 30, 2015 were due primarily to additional labor costs associated with higher collection and transfer station volumes and higher leachate disposal costs at one of our landfills. Year-to-date, lower diesel fuel prices, lower gas treatment costs at our Juniper Ridge landfill, and the expiration of an out-of-market put-or-pay waste disposal contract more than offset these higher costs in the three months ended June 30, 2015.

•	Other: Other charges resulting in the improvement include the reversal of $1.1 million of excess costs to complete the divestiture of Maine Energy in the quarter ended March 31, 2015, severance costs associated with various planned reorganization efforts in the three and six months ended June 30, 2014, and a $1.4 million write off of deferred costs associated with a gas pipeline development project no longer deemed to be viable in the quarter ended March 31, 2014.

Western Region

Our Western region revenues increased $2.5 million, or 4.2%, and $3.0 million, or 2.8%, during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.

The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended June 30, 2015 vs. 2014		Period-to-Period Change for the Six Months Ended June 30, 2015 vs. 2014
	Amount	% of Growth	Amount	% of Growth
Price	$1.3	2.2%	$2.0	1.9%
Volume	2.3	3.9%	3.8	3.5%
Fuel oil and recovery fee	(0.3)	(0.5)%	(0.5)	(0.5)%
Commodity price & volume	(0.7)	(1.2)%	(2.2)	(2.0)%
Acquisitions & divestitures	(0.1)	(0.2)%	(0.1)	(0.1)%

Total solid waste	$2.5	4.2%	$3.0	2.8%

Price.

•	The price change component in Western region quarterly and year-to-date total solid waste revenues growth is primarily the result of favorable collection pricing.

Volume.

•	The volume change component in Western region quarterly total solid waste revenues growth is the result of $3.2 million from higher disposal volumes (of which $1.3 million relates to higher landfill volumes, $1.7 million relates to higher transportation volumes and $0.2 million relates to higher transfer station volumes associated with two new transfer station contracts), partially offset by $0.9 million from lower processing volumes.

•	The volume change component in Western region year-to-date total solid waste revenues growth is the result of $5.8 million from higher disposal volumes (of which $3.0 million relates to higher landfill volumes, $2.1 million relates to higher transportation volumes and $0.7 million relates to higher transfer station volumes associated with two new transfer station contracts), partially offset by $1.2 million from lower processing volumes and $0.8 million from lower collection volumes.

Fuel and oil recovery fee.

•	Western region quarterly and year-to-date total solid waste revenues decreased as the result of a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.

Commodity price and volume.

•	The commodity price and volume change component in Western region quarterly and year-to-date total solid waste revenues growth is the result of unfavorable energy pricing within our landfill gas-to-energy operations, unfavorable commodity pricing, and lower landfill gas-to-energy and processing commodity volumes.

Western region operating income increased $9.2 million and $11.5 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. These improvements are largely attributable to revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations increased by $0.9 million and $1.2 million, respectively, due to: higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation; higher equipment rental costs; higher third-party landfill disposal costs; higher leachate disposal and operating costs at certain of our landfills in the Western region; and higher fleet and maintenance costs. Increased costs were partially offset by lower diesel fuel prices.

•	General and administration: General and administration costs increased by $1.1 million and $1.6 million, respectively, due to a higher bad debt expense associated with an increase in the reserve for a specific landfill customer and higher personnel costs.

•	Depreciation and amortization: Depreciation and amortization decreased $0.9 million and $0.7 million, respectively, due to a lower depreciable asset base as a result of various divestitures and asset sales, and the impairment of the asset group of CARES.

•	Other: We recorded a $0.7 million gain associated with the divestiture of a business, which included the sale of certain assets associated with various waste collection routes, in the three months ended June 30, 2015 and a $4.9 million gain associated with the disposal of certain assets of the CARES water treatment facility and certain of our equipment and real estate in a related transaction in the quarter ended March 31, 2015. In the three months ended June 30, 2014, we recorded an impairment charge of $7.5 million to the abandoned asset group of CARES.

Recycling

Recycling revenues decreased $0.5 million during each of the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The decreases in recycling revenues are the result of unfavorable commodity prices in the market more than offsetting increases associated with higher commodity volumes.

Recycling operating loss increased by $0.3 million and $0.8 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 as operating results were negatively impacted by unfavorable commodity prices, higher hauling and labor costs and increased facility maintenance activities.

Other

Revenues increased $0.3 million and $1.2 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 largely as a result of higher volumes associated with organic business growth within our Customer Solutions business.

Operating income increased by $0.7 million and $1.3 million during the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 based on the operating performance of our Customer Solutions business. Profitability in the Customer Solutions business improved as we continued to gain leverage on higher revenues and lower general and administration costs.

Liquidity and Capital Resources

We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include acquisitions, fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, as well as site and cell closure. We generally meet our liquidity needs from operating cash flows and borrowings from a revolving credit facility.

Financing Activities

In the quarter ended March 31, 2015, we issued an additional $60.0 million aggregate principal amount of 2019 Notes. The additional 2019 Notes, which are both fungible and issued under the same indenture as the $325.0 million 2019 Notes previously issued, were issued at a discount of $0.5 million to be accreted over the remaining term of the 2019 Notes. We used the net proceeds from this issuance, together with the initial borrowings under our new ABL Facility, to refinance our Senior Credit Facility in the quarter ended March 31, 2015.

In conjunction with the refinancing of our Senior Credit Facility in February 2015, we were also required to settle an obligation associated with an interest rate derivative agreement held with a creditor to our Senior Credit Facility. In the quarter ended March 31, 2015, we made a cash payment of $0.8 million to settle our obligation associated with this interest rate swap.

Outstanding Long-Term Debt

Asset-Based Lending Facility

The ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190.0 million, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of June 30, 2015. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date of the ABL Facility shall be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

The ABL Facility agreement requires us to maintain minimum consolidated EBITDA for the twelve months preceding the measurement date measured at the end of each fiscal quarter. As of June 30, 2015, we were in compliance with the minimum consolidated EBITDA financial covenant contained in the ABL Facility agreement as follows (in millions):

Asset-Based Revolving Credit Facility Financial Covenants	Twelve Months Ended June 30, 2015	Covenant Requirements at June 30, 2015
Minimum consolidated EBITDA (1)	$104.4	$75.0 Min.

(1)	Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date, June 30, 2015. Based on the minimum consolidated EBITDA, our consolidated leverage ratio, as defined in the ABL Facility, was 5.08 as of June 30, 2015. The consolidated leverage ratio is used to set pricing according to the ABL Facility agreement and there is not a financial covenant associated with this ratio. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2015
Net cash provided by operating activities	$63.6
Changes in assets and liabilities, net of effects of acquisitions and divestitures	(1.4)
Divestiture transactions	6.2
Gain on sale of property and equipment	0.2
Loss on debt extinguishment	(0.5)
Stock based compensation and related severance expense, net of excess tax benefit	(2.5)
Impairment of investment	(2.3)
Loss on derivative instruments	(0.3)
Interest expense, less discount on long-term debt	39.2
Provision for income taxes, net of deferred taxes	0.6
EBITDA adjustment as allowed by the ABL Facility agreement	(2.9)
Other adjustments as allowed by the ABL Facility agreement	4.5

Minimum consolidated EBITDA	$104.4

If the borrowing availability is less than a minimum availability threshold determined in accordance with the ABL Facility agreement, we are then subject to additional financial ratio covenants. As of June 30, 2015, our borrowing availability was greater than the minimum availability threshold as follows (in millions):

	Amount	Minimum Availability Threshold
Availability (2)	$58.8	$23.8

(2)	As of June 30, 2015, borrowing availability was calculated as a borrowing base of $150.4 million, less revolver borrowings of $64.7 million, less outstanding irrevocable letters of credit totaling $26.9 million, at which date no amount had been drawn.

As of June 30, 2015, our additional financial ratio covenants, as defined in the ABL Facility agreement (if they would have been applicable) were as follows:

Asset-Based Revolving Credit Facility Financial Ratio Covenants	Twelve Months Ended June 30, 2015	Limits at June 30, 2015
Minimum fixed charge coverage ratio	1.33	1.00 Min.
Maximum consolidated first lien leverage ratio	0.65	2.00 Max.

Based on the seasonality of our business, operating results in the late fall, winter and early spring months are generally lower than the remainder of our fiscal year. Given the cash flow impact that this seasonality, the capital intensive nature of our business and the timing of debt payments has on our business, we typically incur higher debt borrowings from the ABL Facility in order to meet our liquidity needs during these times. Consequently, our availability and performance against our financial covenants tighten during these times as well.

In addition to the financial covenants described above, the ABL Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2015, we were in compliance with all covenants under the ABL Facility agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

Tax-Exempt Financings

New York Bonds. As of June 30, 2015, we had outstanding $25.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”). The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year. An additional $15.0 million aggregate principal amount of New York Bonds may be offered under the same indenture in the future. The New York Bonds mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New York since June 19, 2013.

As a result of the sale of New York Bonds, we have $0.1 million of restricted cash as of June 30, 2015 that is reserved to finance certain qualified capital projects in the State of New York.

Maine Bonds. As of June 30, 2015, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of June 30, 2015, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025. We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

Vermont Bonds. As of June 30, 2015, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont since October 5, 2011.

New Hampshire Bonds. As of June 30, 2015, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds, Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire since October 5, 2011.

Senior Subordinated Notes

As of June 30, 2015, we had outstanding $385.0 million aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our ABL Facility.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of June 30, 2015, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Summary of Cash Flow Activity

The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$23.9	$22.4
Net cash used in investing activities	$(11.6)	$(24.5)
Net cash (used in) provided by financing activities	$(11.3)	$2.8
Net cash provided by discontinued operations	$—	$0.2

Net cash provided by operating activities. Cash flows from operating activities increased by $1.5 million during the six months ended June 30, 2015, as compared to the same period in 2014.

The following is a summary of our operating cash flows for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Net loss	$(7.0)	$(24.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property and equipment	(0.1)	(0.3)
Depletion of landfill operating lease obligations	4.4	5.0
Interest accretion on landfill and environmental remediation liabilities	1.7	1.8
Stock-based compensation	1.4	1.1
Depreciation and amortization	30.0	30.8
Divestiture transactions	(5.6)	7.5
Development project charge	—	1.4
Gain on settlement of acquisition related contingent consideration	—	(1.1)
Amortization of discount on long-term debt	0.2	0.1
Loss on debt extinguishment	0.5	—
Loss on derivative instruments	0.2	0.5
Income from equity method investments	—	(0.1)
Loss on sale of equity method investment	—	0.2
Excess tax benefit on the vesting of share based awards	(0.2)	(0.1)
Deferred income taxes	0.4	0.7

Adjusted net income before changes in assets and liabilities, net	25.9	23.5
Changes in assets and liabilities, net	(2.0)	(1.1)

Net cash provided by operating activities	$23.9	$22.4

Our net cash flow from operating activities was unfavorably impacted by $2.0 million in the six months ended June 30, 2015 by changes in our assets and liabilities, as compared to an unfavorable impact of $1.1 million in same period in 2014. This was primarily associated with the following:

•	The cash flow impact of accounts payable decreased from a favorable $2.9 million to an unfavorable $0.4 million associated with the timing of payments.

•	The cash flow impact of accounts receivable decreased from an unfavorable $6.1 million to an unfavorable $7.7 associated with revenue changes and the timing of collections.

•	The cash flow impact of accrued expenses and other liabilities decreased from a favorable $1.0 million to a favorable $0.3 million due to the timing and amount of the incentive compensation payments, the settlement of an interest rate swap, the timing of cash receipts and recognition of deferred revenue, and changes related to accrued capping, closure and post-closure costs.

•	The favorable cash flow impact of prepaid expenses, inventories and other assets increased from $1.1 million to $5.7 million due to the timing of prepayments and other settlements.

Net cash used in investing activities. Cash flows used in investing activities decreased by $12.9 million during the six months ended June 30, 2015, as compared to the same period in 2014.

The most significant items affecting the change in our investing cash flows are summarized below:

•	Capital expenditures. Capital expenditures were $7.3 million lower in the six months ended June 30, 2015 due to the timing of construction costs associated with various landfill development projects, the timing of certain fleet and equipment purchases, and the installation of a landfill gas treatment system at our Juniper Ridge landfill in the six months ended June 30, 2014.

•	Proceeds from divestiture transactions. We divested of a business, certain assets of the CARES water treatment facility, and other equipment of ours as a result of the CARES transaction for cash consideration of $5.3 million in the six months ended June 30, 2015.

Net cash (used in) provided by financing activities. Cash flows from financing activities decreased $14.1 million during the six months ended June 30, 2015, as compared to the same period in 2014.

•	Debt activity. We issued additional 2019 Bonds and refinanced our Senior Credit Facility resulting in an increase in both debt borrowings and debt payments in the six months ended June 30, 2015. In the aggregate, we were able to pay down $7.6 million, net of long-term debt in the six months ended June 30, 2015.

•	Payments of financing costs. We had an $8.1 million increase in deferred financing cost payments related primarily to the issuance of the additional $60.0 million of 2019 Notes and the refinancing of our Senior Credit Facility.

•	Distribution to noncontrolling interest holder. We distributed $1.5 million to Altela representing its pro-rata share of the proceeds associated with the disposal of certain assets of CARES as a part of the continued dissolution of the business.

•	Change in restricted cash. We used $5.7 million of the restricted cash associated with the issuance of the New York Bonds to pay down ABL Facility borrowings used to finance certain capital projects in the State of New York.

Hedging

Our strategy to hedge against fluctuations in variable interest rates may involve entering into interest rate derivative agreements to hedge against adverse movements in interest rates. We may also use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of June 30, 2015, we were not party to any hedging agreements. For further discussion on commodity price volatility, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

Shelf Registration

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $190.0 million, after giving consideration to the $60.0 million aggregate principal amount of additional 2019 Notes we issued in February 2015 pursuant to this registration statement.

Inflation

Although inflationary increases in costs have affected our historical operating margins, we believe that inflation generally has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and, in some cases, fuel costs. To mitigate the impact of inflation on our operations, we have implemented a number of operating efficiency programs that seek to improve productivity and reduce our cost of service. We have also implemented a fuel and oil recovery fee, which is designed to recover escalating fuel price fluctuations above an expected floor. We therefore believe we should be able to implement operating efficiencies and price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of June 30, 2015, that dollar amount was $52.3 million.

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

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 1, Basis of Presentation, to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $68.3 million of long-term debt as of June 30, 2015. The weighted average interest rate on the variable rate portion of long-term debt was approximately 2.5% as of June 30, 2015. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by approximately $0.2 million.

The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Commodity Price Volatility

Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from commodity price fluctuations, such as indexed purchases, floor prices, fixed price agreements, revenue share arrangements and a sustainability recycling adjustment fee charged to our collection customers. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

If commodity prices were to have changed by 10% on April 1, 2015, the impact on our operating income in the three months ended June 30, 2015 is estimated by management to have been approximately $0.2 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the “Legal Proceedings” and “Environmental Remediation Liability” sections of Note 6, Commitments and Contingencies, to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Transition Report on Form 10-KT for the transition period ended December 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2015, there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-KT for the transition period ended December 31, 2014, except as set forth in the following paragraph. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

Proxy contests threatened or commenced against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our Board of Directors could cause uncertainty about the strategic direction of our business.

On April 7, 2015, JCP Investment Partnership, LP notified us of its intention to nominate Brett W. Frazier, James C. Pappas and Joseph B. Swinbank for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. According to the Schedule 13D filed with the SEC by JCP Investment Partnership, LP, JCP Single-Asset Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC and James C. Pappas (collectively, the “JCP Group”) on April 28, 2015, the JCP Group beneficially owns approximately 5.0% of our outstanding Class A common stock. On April 29, 2015, the JCP Group filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act confirming its intention to file a preliminary proxy statement and an accompanying proxy card with the SEC to solicit votes for the election of the JCP Group’s slate of three director nominees to our Board of Directors, at our 2015 Annual Meeting of Stockholders. On May 29, 2015, the JCP Group filed with the SEC soliciting material under Rule 14a-12 of the Exchange Act reconfirming such intention.

If the JCP Group pursues a proxy contest or other actions at the 2015 Annual Meeting of Stockholders to elect directors other than those recommended by our Board of Directors, or takes other actions that contest or conflict with our strategic direction, any such actions could have an adverse effect on us because:

•	responding to proxy contests and other actions by activist shareholders such as the JCP Group can be costly and time-consuming, disrupt our operations, and divert the attention of our management and employees away from their regular duties and the pursuit of our business strategies;

•	perceived uncertainties as to our future direction as a result of changes to composition of our board may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties;

•	these types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: July 30, 2015	By:	/s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 30, 2015	By:	/s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	First Amendment to Loan and Security Agreement, dated as of June 26, 2015, by and among Casella Waste Systems, Inc., its subsidiaries listed on Schedule 1 to the Loan and Security Agreement, dated as of February 27, 2015, the lenders from time to time party thereto, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on June 26, 2015 (file no. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
+	- Filed Herewith
++	- Furnished Herewith