Form 10-Q
period 2015-09-30
CASELLA WASTE SYSTEMS INC
filed 2015-10-23
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2015:

Class A common stock, $0.01 par value per share:	39,978,784
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,019	$2,205
Restricted cash	—	76
Accounts receivable - trade, net of allowance for doubtful accounts of $1,037 and $2,153, respectively	63,835	55,750
Refundable income taxes	653	554
Prepaid expenses	8,981	8,763
Inventory	4,586	4,374
Deferred income taxes	1,839	2,095
Other current assets	3,843	4,852

Total current assets	85,756	78,669

Property, plant and equipment, net of accumulated depreciation and amortization of $776,806 and $736,839, respectively	397,378	414,542
Goodwill	118,976	119,170
Intangible assets, net	9,842	11,808
Restricted assets	5,283	6,632
Cost method investments	14,115	14,432
Other non-current assets	29,315	24,542

Total assets	$660,665	$669,795

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,306	$1,656
Accounts payable	50,106	48,518
Accrued payroll and related expenses	6,655	6,289
Accrued interest	5,151	11,094
Current accrued capping, closure and post-closure costs	795	2,208
Other accrued liabilities	16,884	16,667

Total current liabilities	80,897	86,432

Long-term debt and capital leases, less current portion	530,439	534,055
Accrued capping, closure and post-closure costs, less current portion	41,309	37,621
Deferred income taxes	7,272	7,080
Other long-term liabilities	16,304	16,627

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 39,978,000 and 39,587,000 shares issued and outstanding, respectively	400	396
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share, respectively	10	10
Additional paid-in capital	343,565	340,773
Accumulated deficit	(359,441)	(353,490)
Accumulated other comprehensive (loss) income	(17)	58

Total Casella Waste Systems, Inc. stockholders’ deficit	(15,483)	(12,253)
Noncontrolling interests	(73)	233

Total stockholders’ deficit	(15,556)	(12,020)

Total liabilities and stockholders’ deficit	$660,665	$669,795

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$146,185	$141,924	$406,476	$392,400

Operating expenses:
Cost of operations	99,656	98,228	286,225	281,850
General and administration	17,448	17,211	52,324	49,192
Depreciation and amortization	16,385	15,787	46,374	46,562
Divestiture transactions	—	—	(5,611)	7,455
Development project charge	—	—	—	1,394
Severance and reorganization costs	—	—	—	430
Environmental remediation charge	—	75	—	75
Expense from divestiture, acquisition and financing costs	—	—	—	24
Gain on settlement of acquisition related contingent consideration	—	—	—	(1,058)

	133,489	131,301	379,312	385,924

Operating income	12,696	10,623	27,164	6,476

Other expense (income):
Interest income	(56)	(84)	(267)	(279)
Interest expense	10,087	9,524	30,363	28,718
Loss on debt extinguishment	345	—	866	—
Loss (gain) on derivative instruments	41	(82)	239	366
Income from equity method investments	—	—	—	(90)
Loss on sale of equity method investment	—	—	—	221
Other income	(178)	(204)	(387)	(772)

Other expense, net	10,239	9,154	30,814	28,164

Income (loss) before income taxes	2,457	1,469	(3,650)	(21,688)
Provision for income taxes	198	229	1,112	1,060

Net income (loss)	2,259	1,240	(4,762)	(22,748)

Less: Net (loss) income attributable to noncontrolling interests	(37)	160	1,189	(3,750)

Net income (loss) attributable to common stockholders	$2,296	$1,080	$(5,951)	$(18,998)

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	40,810	40,313	40,560	40,074

Basic earnings per common share	$0.06	$0.03	$(0.15)	$(0.47)

Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	41,283	40,581	40,560	40,074

Diluted earnings per common share	$0.06	$0.03	$(0.15)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,259	$1,240	$(4,762)	$(22,748)
Other comprehensive income, net of tax:
Unrealized (loss) gain resulting from changes in fair value of marketable securities, net of tax	(44)	6	(75)	9

Other comprehensive (loss) income, net of tax	(44)	6	(75)	9

Comprehensive income (loss)	2,215	1,246	(4,837)	(22,739)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(37)	160	1,189	(3,750)

Comprehensive income (loss) attributable to common stockholders	$2,252	$1,086	$(6,026)	$(18,989)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
		Class A Common Stock		Class B Common Stock				Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
						Additional Paid-In Capital	Accumulated Deficit
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2014	$(12,020)	39,587	$396	988	$10	$340,773	$(353,490)	$58	$233
Net (loss) income	(4,762)	—	—	—	—	—	(5,951)	—	1,189
Other comprehensive loss	(75)	—	—	—	—	—	—	(75)	—
Issuances of Class A common stock	292	391	4	—	—	288	—	—	—
Stock-based compensation	2,325	—	—	—	—	2,325	—	—	—
Distribution to noncontrolling interest holder	(1,495)	—	—	—	—	—	—	—	(1,495)
Excess tax benefit on the vesting of share based awards	179	—	—	—	—	179	—	—	—

Balance, September 30, 2015	$(15,556)	39,978	$400	988	$10	$343,565	$(359,441)	$(17)	$(73)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(4,762)	$(22,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property and equipment	(137)	(349)
Depletion of landfill operating lease obligations	7,019	8,104
Interest accretion on landfill and environmental remediation liabilities	2,572	2,655
Stock-based compensation	2,325	1,740
Depreciation and amortization	46,374	46,562
Divestiture transactions	(5,611)	7,455
Development project charge	—	1,394
Gain on settlement of acquisition related contingent consideration	—	(1,058)
Amortization of discount on long-term debt	269	190
Loss on debt extinguishment	866	—
Loss on derivative instruments	239	366
Income from equity method investments	—	(90)
Loss on sale of equity method investment	—	221
Excess tax benefit on the vesting of share based awards	(179)	(14)
Deferred income taxes	627	901
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(8,000)	(8,207)
Accounts payable	1,588	8,350
Prepaid expenses, inventories and other assets	4,415	1,252
Accrued expenses and other liabilities	(7,075)	(9,460)

Net cash provided by operating activities	40,530	37,264

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(62)
Acquisition related additions to property, plant and equipment	—	(266)
Additions to property, plant and equipment	(31,038)	(43,014)
Payments on landfill operating lease contracts	(2,956)	(3,017)
Proceeds from divestiture transactions	5,335	—
Proceeds from sale of property and equipment	636	559
Proceeds from sale of equity method investment	—	597
Proceeds from property insurance settlement	546	—
Payments related to investments	—	(84)

Net cash used in investing activities	(27,477)	(45,287)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	296,929	134,560
Principal payments on long-term debt	(301,220)	(126,713)
Change in restricted cash	1,319	—
Payments of financing costs	(8,991)	(24)
Payment of redemption premium on long-term debt	(121)	—
Proceeds from the exercise of share based awards	161	286
Excess tax benefit on the vesting of share based awards	179	14
Distribution to noncontrolling interest holder	(1,495)	—

Net cash (used in) provided by financing activities	(13,239)	8,123

Discontinued Operations:
Net cash provided by investing activities	—	263

Net cash provided by discontinued operations	—	263

Net (decrease) increase in cash and cash equivalents	(186)	363
Cash and cash equivalents, beginning of period	2,205	2,695

Cash and cash equivalents, end of period	$2,019	$3,058

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$33,364	$32,495
Income taxes, net of refunds	$31	$28
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Receivable due from noncontrolling interest holder	$—	$152

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

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2015 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Transition Report on Form 10-KT for the transition period ended December 31, 2014.

Subsequent Events

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2015, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require recognition or disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements Pending Adoption

Business Combinations

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for the accounting of measurement-period adjustments in business combinations. The update provides that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined as if the accounting had been completed at the acquisition date. This includes the acquirer presenting separately on the face of the income statement or disclosing in the notes thereto the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015, with early adoption permitted. We expect that this guidance will have no impact on our consolidated financial position or results of operations upon adoption.

Debt Issuance Costs

In April 2015, the FASB issued an accounting standards update for the presentation of debt issuance costs. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. This guidance is effective on a retrospective basis for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015, with early adoption permitted. This guidance will impact the balance sheet presentation of our debt issuance costs and related debt liabilities upon adoption.

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

Extraordinary and Unusual Items

In January 2015, the FASB issued an accounting standards update that eliminates the GAAP concept of extraordinary items. The update provides for the elimination of the requirements to consider whether an underlying event or transaction is extraordinary, but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands upon it to include items that are both unusual in nature and infrequently occurring. This guidance is effective prospectively or retrospectively for annual reporting periods, and interim periods within those reporting periods, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect that this guidance will have no impact on our consolidated financial position or results of operations upon adoption.

Revenue Recognition

In May 2014, the FASB issued an accounting standards update for the recognition of revenue, which supersedes existing revenue recognition requirements and most industry-specific guidance. The update provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2017 under either full or modified retrospective adoption. Early application is permitted only as of annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2016. We are currently assessing the potential impact this guidance may have on our consolidated financial statements as a result of adopting this standard.

Adoption of New Accounting Pronouncements

Discontinued Operations

In April 2014, the FASB issued an accounting standards update for the requirements of reporting discontinued operations. The update provides that an entity or a group of components of an entity is required to be reported in discontinued operations once the component of an entity meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The update also requires that additional disclosures about discontinued operations be made. This guidance is effective prospectively for annual reporting periods, and interim reporting periods within those reporting periods, beginning after December 15, 2014. We adopted this guidance effective January 1, 2015 with no impact on our consolidated financial position or results of operations.

3.	GOODWILL AND INTANGIBLE ASSETS

The following table shows the activity and balances related to goodwill from December 31, 2014 through September 30, 2015:

	December 31, 2014	Other (1)	September 30, 2015
Eastern region	$17,429	$—	$17,429
Western region	87,697	(194)	87,503
Recycling	12,315	—	12,315
Other	1,729	—	1,729

Total	$119,170	$(194)	$118,976

(1)	Goodwill adjustment related to the allocation of goodwill to a business that was divested in the nine months ended September 30, 2015. See disclosure in Note 10, Divestiture Transactions.

Intangible assets as of September 30, 2015 and December 31, 2014 consisted of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, September 30, 2015
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(16,080)	(7,409)	(23,489)

	$1,186	$8,656	$9,842

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2014
Intangible assets	$17,296	$16,071	$33,367
Less accumulated amortization	(15,730)	(5,829)	(21,559)

	$1,566	$10,242	$11,808

Intangible amortization expense was $595 and $1,977 during the three and nine months ended September 30, 2015, respectively, as compared to $737 and $2,231 during the three and nine months ended September 30, 2014, respectively.

Estimated Future Amortization Expense as of September 30, 2015:
For the fiscal year ending December 31, 2015	$605
For the fiscal year ending December 31, 2016	$2,048
For the fiscal year ending December 31, 2017	$1,784
For the fiscal year ending December 31, 2018	$1,581
For the fiscal year ending December 31, 2019	$1,213
Thereafter	$2,611

4.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. The changes to accrued final capping, closure and post-closure liabilities for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$39,829	$46,326
Obligations incurred	1,971	2,496
Revisions in estimates (1)	—	(3,728)
Accretion expense	2,513	2,671
Obligations settled (2)	(2,209)	(3,822)

Ending balance	$42,104	$43,943

(1)	The revisions in estimates for final capping, closure and post-closure costs consisted of changes in cost estimates and the timing of final capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions as a result of our review of landfill asset retirement obligations.
(2)	Obligations settled include amounts that are being processed through accounts payable as a part of our disbursement cycle.

5.	LONG-TERM DEBT

Long-term debt and capital leases as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bearing interest at LIBOR plus 2.25%	$62,900	$—
Senior Secured Revolving Credit Facility:
Due March 2016; bore interest at LIBOR plus 3.75%	—	131,300
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014; senior unsecured due December 2044 - fixed rate interest period through 2019, bearing interest at 3.75%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2; senior unsecured due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015; senior unsecured due August 2035 - fixed rate interest period through 2025, bearing interest at 5.125%	15,000	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013; senior unsecured due April 2036 - fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013; senior unsecured due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600
Other:
Capital leases maturing through April 2023, bearing interest at up to 7.70%	2,784	3,295
Notes payable maturing through April 2017, bearing interest at up to 6.00%	247	435
Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75% (including unamortized discount of $1,486 and $1,319)	373,814	323,681

	531,745	535,711
Less—current maturities of long-term debt	1,306	1,656

	$530,439	$534,055

Financing Activities

FAME Bonds 2015

In August 2015, we completed a financing transaction involving the issuance by the Finance Authority of Maine of $15,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”). We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay for the costs of the issuance of the FAME Bonds 2015. As of September 30, 2015, we had $4,500 of restricted cash reserved for repayment of certain capital projects in the State of Maine as a result of this financing.

As of September 30, 2015, we had outstanding $15,000 aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through July 31, 2025, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on February 1 and August 1 of each year. An additional $15,000 aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035.

ABL Facility and Senior Subordinated Notes

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

Our ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190,000, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL Facility by an aggregate amount of $100,000, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of September 30, 2015. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date for the ABL Facility shall be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. As of September 30, 2015, our borrowing availability under the ABL Facility was $57,252 and was calculated as a borrowing base of $147,115, less revolver borrowings of $62,900, less outstanding irrevocable letters of credit totaling $26,963, at which date no amount had been drawn.

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

Loss on Debt Extinguishment

Senior Subordinated Notes

In September 2015, we repurchased and permanently retired $9,700 aggregate principal amount of 2019 Notes at a repurchase price of $101.25 in order to maximize interest savings by paying down our most expensive debt. As a result of the repurchase, we recorded a charge of $345 in the three months ended September 30, 2015 as a loss on debt extinguishment related to the purchase premium, as well as the non-cash write-off of deferred financing costs and unamortized original issue discount in proportion with the settlement amount. As of September 30, 2015, we had outstanding $375,300 aggregate principal amount of 2019 Notes, which will mature on February 15, 2019.

Senior Credit Facility

As a result of the refinancing of the Senior Credit Facility in February 2015, we recorded a charge of $521 in the nine months ended September 30, 2015 as a loss on debt extinguishment related to the write-off of deferred financing costs in connection with changes to the borrowing capacity from the Senior Credit Facility to the ABL Facility. The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility, are to be amortized over the term of the ABL Facility.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.7%. The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$5,142	$5,421
Revisions in estimates (1)	—	(118)
Accretion expense	59	103
Obligations settled	—	(298)

Ending balance	$5,201	$5,108

(1)	The revisions in estimates consisted of changes in estimated future costs to complete the remediation, the discount rate and/or the portion of the total remediation costs that we are responsible for.

7.	STOCKHOLDERS’ EQUITY

Stock Based Compensation

Shares Available For Issuance

In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as were subject to options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Option Plan, and 1997 Stock Option Plan (“Prior Plans”), which were not actually issued under the Prior Plans because such options expire or otherwise result in shares not being issued. As of September 30, 2015, there were 1,129 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued. The 2006 Plan is terminated by its terms on October 9, 2016 and accordingly we expect to implement a new stock incentive plan which would be recommended to stockholders for approval at the 2016 Annual Meeting of Stockholders.

Stock Options

Stock options under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,380	$7.70
Granted	—	$—
Exercised	(33)	$4.85
Forfeited	(177)	$12.13

Outstanding, September 30, 2015	1,170	$7.11	5.1	$1,016

Exercisable, September 30, 2015	681	$8.91	3.1	$433

Expected to vest, September 30, 2015	1,169	$7.12	5.1	$1,015

Stock-based compensation expense for stock options was $161 and $478 during the three and nine months ended September 30, 2015, respectively, as compared to $148 and $363 during the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, total unrecognized stock-based compensation expense related to outstanding stock options was $612, which will be recognized over a weighted average period of 0.9 years.

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

A summary of restricted stock, restricted stock unit and performance stock unit activity for the nine months ended September 30, 2015 is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	1,048	$4.79
Granted	579	$4.25
Class A Common Stock Vested	(353)	$4.67
Forfeited	(286)	$5.10

Outstanding, September 30, 2015	988	$4.42	2.0	$1,363

Expected to vest, September 30, 2015	829	$4.43	1.9	$1,137

(1)	Performance stock units are included at the 100% attainment level. As of September 30, 2015, no performance stock units remain outstanding.

Stock-based compensation expense related to restricted stock and restricted stock units was $706 and $1,785 during the three and nine months ended September 30, 2015, respectively, as compared to $464 and $1,322 during the three and nine months ended September 30, 2014, respectively. Stock-based compensation expense related to restricted stock and restricted stock units during the three and nine months ended September 30, 2015 includes $270 of incremental compensation expense resulting from the modification of restricted stock awards associated with the retirement of two members of our Board of Directors.

During the three and nine months ended September 30, 2015, the total fair value of other stock awards vested was $275 and $1,988, respectively.

As of September 30, 2015, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $2,851, which will be recognized over a weighted average period of 1.9 years.

We also recorded $24 and $62 of stock-based compensation expense related to our Employee Stock Purchase Plan during the three and nine months ended September 30, 2015, respectively, as compared to $16 and $56 during the three and nine months ended September 30, 2014, respectively.

Accumulated Other Comprehensive Income (Loss)

The change in the balance of accumulated other comprehensive income (loss), which is included as a component of our stockholders’ deficit, for the nine months ended September 30, 2015 is as follows:

Marketable Securities
Balance as of December 31, 2014	$58
Other comprehensive loss before reclassifications	(75)
Amounts reclassified from accumulated other comprehensive income (loss)	—

Net current-period other comprehensive loss	(75)

Balance as of September 30, 2015	$(17)

Recent Stockholder Events

On April 7, 2015, JCP Investment Partnership, LP notified us of its intention to nominate Brett W. Frazier, James C. Pappas and Joseph B. Swinbank for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. According to Amendment No. 2 to the Schedule 13D

filed with the SEC by JCP Investment Partnership, LP, JCP Single-Asset Partnership, LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC and James C. Pappas (collectively, the “JCP Group”) on September 10, 2015, the JCP Group beneficially owns approximately 5.7% of our outstanding Class A common stock. On September 29, 2015, the JCP Group filed its definitive proxy statement and definitive proxy card with the SEC with respect to its intended solicitation of proxies from our stockholders for the election of its two proposed nominees to our Board of Directors at our 2015 Annual Meeting of Stockholders. In its definitive proxy statement, the JCP Group indicated that it had dropped Mr. Swinbank from the slate of proposed nominees and that it was seeking to replace two members of our Board of Directors.

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common stockholders	$2,296	$1,080	$(5,951)	$(18,998)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	39,978	39,452	39,978	39,452
Class B common stock	988	988	988	988
Unvested restricted stock	(127)	(126)	(127)	(126)
Effect of weighted average shares outstanding during period	(29)	(1)	(279)	(240)

Weighted average number of common shares used in basic EPS	40,810	40,313	40,560	40,074

Impact of potentially dilutive securities:
Dilutive effect of options and restricted stock units	473	268	—	—

Weighted average number of common shares used in diluted EPS	41,283	40,581	40,560	40,074

Antidilutive potentially issuable shares not included in the diluted EPS calculations	665	1,210	2,157	2,186

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

Our financial instruments include cash and cash equivalents, restricted investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, restricted cash reserved to finance certain capital projects, trade receivables, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investments held in trust and escrow accounts is included as restricted assets in the Level 1 tier below, along with restricted cash reserved for repayment of certain capital projects.

The fair value of the interest rate derivative, included in the Level 2 tier below, is calculated based on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the interest rate swap, adjusted by the credit risk of us and our counter-party based on the observable credit default swap rate.

As of September 30, 2015 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at September 30, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$4,500	$—	$—
Restricted assets - landfill closure	783	—	—

Total	$5,283	$—	$—

Liabilities:
Interest rate derivative	$—	$401	$—

As of December 31, 2014 our assets and liabilities measured at fair value on a recurring basis included the following:

	Fair Value Measurement at December 31, 2014 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$5,819	$—	$—
Restricted assets - landfill closure	813	—	—

Total	$6,632	$—	$—

Liabilities:
Interest rate derivatives	$—	$1,668	$—

Fair Value of Debt

As of September 30, 2015, the fair value of our fixed rate debt, including our 2019 Notes, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), FAME Bonds 2015, Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”) was approximately $460,707 and the carrying value was $463,700. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of September 30, 2015, the fair value of our ABL Facility approximated its carrying value of $62,900 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs. The carrying value of our remaining material variable rate debt, the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

10.	DIVESTITURE TRANSACTIONS

Sale of Business

In May 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $872, resulting in a gain of $677 in the nine months ended September 30, 2015.

Maine Energy

In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process, and have nearly completed site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford during the fall of 2015. In consideration of the fact that the project is substantially complete and based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the agreement, we reversed a reserve of $1,157 of excess costs to complete the divestiture in the nine months ended September 30, 2015. As of September 30, 2015, we have accrued $87 in other accrued liabilities for the estimated remaining costs to fulfill our obligation under the agreement.

CARES and Related Transaction

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). We held an ownership interest in CARES of 51% and, in accordance with FASB ASC 810-10-15, we consolidated the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In the fiscal year ended April 30, 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in the quarter ended June 30, 2014. As a result, we recorded an impairment charge of $7,455 in the nine months ended September 30, 2014 to the asset group of CARES in the Western region.

We executed a purchase and sale agreement on February 9, 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3,500, resulting in a gain of $2,850 in the nine months ended September 30, 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. As of September 30, 2015, we were proceeding with the dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

In connection with this transaction, we also sold certain of our equipment and real estate to the same unrelated third-party for total consideration of $1,050, resulting in a gain of $928 in the nine months ended September 30, 2015.

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

Three Months Ended September 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income	Total assets
Eastern	$46,143	$12,531	$6,956	$4,523	$210,292
Western	62,387	18,236	7,617	7,792	323,915
Recycling	12,700	318	1,130	277	50,038
Other	24,955	300	682	104	76,420
Eliminations	—	(31,385)	—	—	—

Total	$146,185	$—	$16,385	$12,696	$660,665

Three Months Ended September 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$42,137	$12,728	$6,721	$2,357	$207,958
Western	60,453	19,624	7,407	7,873	332,792
Recycling	13,306	(48)	1,074	413	51,628
Other	26,028	671	585	(20)	69,144
Eliminations	—	(32,975)	—	—	—

Total	$141,924	$—	$15,787	$10,623	$661,522

Nine Months Ended September 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$123,233	$31,948	$18,946	$7,224	$210,292
Western	173,429	51,138	22,029	20,471	323,915
Recycling	34,456	575	3,356	(2,134)	50,038
Other	75,358	791	2,043	1,603	76,420
Eliminations	—	(84,452)	—	—	—

Total	$406,476	$—	$46,374	$27,164	$660,665

Nine Months Ended September 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$113,149	$32,923	$18,952	$(1,565)	$207,958
Western	168,438	53,871	22,496	9,035	332,792
Recycling	35,646	(169)	3,207	(1,202)	51,628
Other	75,167	1,778	1,907	208	69,144
Eliminations	—	(88,403)	—	—	—

Total	$392,400	$—	$46,562	$6,476	$661,522

Amounts of our total revenue attributable to services provided for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collection	$63,588	$60,648	$177,550	$171,559
Disposal	43,168	39,561	114,999	101,764
Power generation	1,694	1,902	5,305	7,249
Processing	1,866	2,818	4,652	7,343

Solid waste operations	110,316	104,929	302,506	287,915
Organics	9,753	10,130	29,619	30,121
Customer solutions	13,416	13,559	39,895	38,718
Recycling	12,700	13,306	34,456	35,646

Total revenues	$146,185	$141,924	$406,476	$392,400

12.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of September 30, 2015 and December 31, 2014, the consolidating results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2015

(in thousands)

ASSETS	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,586	$256	$177	$—	$2,019
Accounts receivable - trade, net	376	63,459	—	—	63,835
Refundable income taxes	653	—	—	—	653
Prepaid expenses	3,303	5,678	—	—	8,981
Inventory	—	4,586	—	—	4,586
Deferred income taxes	1,839	—	—	—	1,839
Other current assets	481	3,362	—	—	3,843

Total current assets	8,238	77,341	177	—	85,756

Property, plant and equipment, net	5,791	391,587	—	—	397,378
Goodwill	—	118,976	—	—	118,976
Intangible assets, net	30	9,812	—	—	9,842
Restricted assets	4,500	783	—	—	5,283
Cost method investments	14,115	1,932	—	(1,932)	14,115
Investments in subsidiaries	17,625	—	—	(17,625)	—
Other non-current assets	18,797	10,518	—	—	29,315

	60,858	533,608	—	(19,557)	574,909

Intercompany receivable	495,276	(458,225)	(38,983)	1,932	—

	$564,372	$152,724	$(38,806)	$(17,625)	$660,665

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$94	$1,212	$—	$—	$1,306
Accounts payable	19,787	30,056	263	—	50,106
Accrued payroll and related expenses	1,233	5,422	—	—	6,655
Accrued interest	5,139	12	—	—	5,151
Current accrued capping, closure and post-closure costs	—	792	3	—	795
Other accrued liabilities	8,090	8,794	—	—	16,884

Total current liabilities	34,343	46,288	266	—	80,897

Long-term debt and capital leases, less current maturities	529,551	888	—	—	530,439
Accrued capping, closure and post-closure costs, less current portion	—	41,275	34	—	41,309
Deferred income taxes	7,272	—	—	—	7,272
Other long-term liabilities	8,689	7,615	—	—	16,304
					—

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(15,483)	56,658	(39,033)	(17,625)	(15,483)
Noncontrolling interests	—	—	(73)	—	(73)

Total stockholders’ (deficit) equity	(15,483)	56,658	(39,106)	(17,625)	(15,556)

	$564,372	$152,724	$(38,806)	$(17,625)	$660,665

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in thousands)

ASSETS	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$1,596	$253	$356	$—	$2,205
Restricted cash	—	76	—	—	76
Accounts receivable - trade, net	597	55,053	100	—	55,750
Refundable income taxes	554	—	—	—	554
Prepaid expenses	3,622	5,136	5	—	8,763
Inventory	—	4,345	29	—	4,374
Deferred income taxes	2,095	—	—	—	2,095
Other current assets	296	4,549	7	—	4,852

Total current assets	8,760	69,412	497	—	78,669

Property, plant and equipment, net	5,049	408,843	650	—	414,542
Goodwill	—	119,170	—	—	119,170
Intangible assets, net	98	11,710	—	—	11,808
Restricted assets	5,819	813	—	—	6,632
Cost method investments	14,432	1,932	—	(1,932)	14,432
Investments in subsidiaries	(9,888)	—	—	9,888	—
Other non-current assets	14,611	9,931	—	—	24,542

	30,121	552,399	650	7,956	591,126

Intercompany receivable	537,228	(500,267)	(38,893)	1,932	—

	$576,109	$121,544	$(37,746)	$9,888	$669,795

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$89	$1,567	$—	$—	$1,656
Accounts payable	17,953	30,040	525	—	48,518
Accrued payroll and related expenses	1,536	4,751	2	—	6,289
Accrued interest	11,083	11	—	—	11,094
Current accrued capping, closure and post-closure costs	—	2,205	3	—	2,208
Other accrued liabilities	8,618	7,957	92	—	16,667

Total current liabilities	39,279	46,531	622	—	86,432

Long-term debt and capital leases, less current maturities	532,889	1,166	—	—	534,055
Accrued capping, closure and post-closure costs, less current portion	—	37,589	32	—	37,621
Deferred income taxes	7,080	—	—	—	7,080
Other long-term liabilities	9,114	7,433	80	—	16,627

STOCKHOLDERS’ (DEFICIT) EQUITY:
Casella Waste Systems, Inc. stockholders (deficit)’ equity	(12,253)	28,825	(38,713)	9,888	(12,253)
Noncontrolling interests	—	—	233	—	233

Total stockholders’ (deficit) equity	(12,253)	28,825	(38,480)	9,888	(12,020)

	$576,109	$121,544	$(37,746)	$9,888	$669,795

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$146,185	$—	$—	$146,185

Operating expenses:
Cost of operations	6	99,582	68	—	99,656
General and administration	2,054	15,385	9	—	17,448
Depreciation and amortization	267	16,118	—	—	16,385

	2,327	131,085	77	—	133,489

Operating income (loss)	(2,327)	15,100	(77)	—	12,696

Other expense (income), net:
Interest income	—	(56)	—	—	(56)
Interest expense	10,053	34	—	—	10,087
(Income) loss on derivative instruments	41	—	—	—	41
Loss on debt extinguishment	345	—	—	—	345
(Income) loss from consolidated entities	(15,247)	—	—	15,247	—
Other income	(13)	(165)	—	—	(178)

Other expense (income), net	(4,821)	(187)	—	15,247	10,239

Income (loss) before income taxes	2,494	15,287	(77)	(15,247)	2,457
Provision (benefit) for income taxes	198	—	—	—	198

Net income (loss)	2,296	15,287	(77)	(15,247)	2,259

Less: Net income (loss) attributable to noncontrolling interests	—	—	(37)	—	(37)

Net income (loss) attributable to common stockholders	$2,296	$15,287	$(40)	$(15,247)	$2,296

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$141,591	$333	$—	$141,924

Operating expenses:
Cost of operations	11	98,199	18	—	98,228
General and administration	1,226	15,996	(11)	—	17,211
Depreciation and amortization	187	15,600	—	—	15,787
Environmental remediation charge	—	75	—	—	75

	1,424	129,870	7	—	131,301

Operating income (loss)	(1,424)	11,721	326	—	10,623

Other expense (income), net:
Interest income	—	(84)	—	—	(84)
Interest expense	9,621	(97)	—	—	9,524
(Income) loss on derivative instruments	(82)	—	—	—	(82)
(Income) loss from consolidated entities	(12,245)	—	—	12,245	—
Other income	(27)	(177)	—	—	(204)

Other expense (income), net	(2,733)	(358)	—	12,245	9,154

Income (loss) before income taxes	1,309	12,079	326	(12,245)	1,469
Provision (benefit) for income taxes	229	—	—	—	229

Net income (loss)	1,080	12,079	326	(12,245)	1,240

Less: Net income (loss) attributable to noncontrolling interests	—	—	160	—	160

Net income (loss) attributable to common stockholders	$1,080	$12,079	$166	$(12,245)	$1,080

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$406,352	$124	$—	$406,476

Operating expenses:
Cost of operations	(43)	285,816	452	—	286,225
General and administration	1,858	50,452	14	—	52,324
Depreciation and amortization	767	45,607	—	—	46,374
Divestiture transactions	—	(2,761)	(2,850)	—	(5,611)

	2,582	379,114	(2,384)	—	379,312

Operating income (loss)	(2,582)	27,238	2,508	—	27,164

Other expense (income), net:
Interest income	(47)	(220)	—	—	(267)
Interest expense	30,137	142	84	—	30,363
Loss on debt extinguishment	866	—	—	—	866
(Income) loss on derivative instruments	239	—	—	—	239
(Income) loss from consolidated entities	(28,942)	—	—	28,942	—
Other income	4	(391)	—	—	(387)

Other expense (income), net	2,257	(469)	84	28,942	30,814

Income (loss) before income taxes	(4,839)	27,707	2,424	(28,942)	(3,650)
Provision (benefit) for income taxes	1,112	—	—	—	1,112

Net income (loss)	(5,951)	27,707	2,424	(28,942)	(4,762)

Less: Net income (loss) attributable to noncontrolling interests	—	—	1,189	—	1,189

Net income (loss) attributable to common stockholders	$(5,951)	$27,707	$1,235	$(28,942)	$(5,951)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$391,386	$1,014	$—	$392,400

Operating expenses:
Cost of operations	(11)	280,918	943	—	281,850
General and administration	2,366	46,814	12	—	49,192
Depreciation and amortization	675	45,631	256	—	46,562
Divestiture transactions	—	—	7,455	—	7,455
Development project charge	—	1,394	—	—	1,394
Severance and reorganization costs	—	430	—	—	430
Environmental remediation charge	—	75	—	—	75
Expense from divestiture, acquisition and financing costs	—	24	—	—	24
Gain on settlement of acquisition related contingent consideration	—	(1,058)	—	—	(1,058)

	3,030	374,228	8,666	—	385,924

Operating income (loss)	(3,030)	17,158	(7,652)	—	6,476

Other expense (income), net:
Interest income	(2)	(277)	—	—	(279)
Interest expense	28,769	(51)	—	—	28,718
(Income) loss on derivative instruments	366	—	—	—	366
(Income) loss from equity method investments	—	(90)	—	—	(90)
(Gain) loss on sale of equity method investment	—	—	221	—	221
(Income) loss from consolidated entities	(13,925)	—	—	13,925	—
Other income	(300)	(472)	—	—	(772)

Other expense (income), net	14,908	(890)	221	13,925	28,164

Income (loss) before income taxes	(17,938)	18,048	(7,873)	(13,925)	(21,688)
Provision (benefit) for income taxes	1,060	—	—	—	1,060

Net income (loss)	(18,998)	18,048	(7,873)	(13,925)	(22,748)

Less: Net income (loss) attributable to noncontrolling interests	—	—	(3,750)	—	(3,750)

Net income (loss) attributable to common stockholders	$(18,998)	$18,048	$(4,123)	$(13,925)	$(18,998)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$2,296	$15,287	$(77)	$(15,247)	$2,259
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(44)	—	—	(44)

Other comprehensive income (loss), net of tax	—	(44)	—	—	(44)

Comprehensive income (loss)	2,296	15,243	(77)	(15,247)	2,215

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(37)	—	(37)

Comprehensive income (loss) attributable to common stockholders	$2,296	$15,243	$(40)	$(15,247)	$2,252

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$1,080	$12,079	$326	$(12,245)	$1,240
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities, net of tax	—	6	—	—	6

Other comprehensive income (loss), net of tax	—	6	—	—	6

Comprehensive income (loss)	1,080	12,085	326	(12,245)	1,246

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	160	—	160

Comprehensive income (loss) attributable to common stockholders	$1,080	$12,085	$166	$(12,245)	$1,086

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(5,951)	$27,707	$2,424	$(28,942)	$(4,762)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	(75)	—	—	(75)

Other comprehensive income (loss), net of tax	—	(75)	—	—	(75)

Comprehensive income (loss)	(5,951)	27,632	2,424	(28,942)	(4,837)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	1,189	—	1,189

Comprehensive income (loss) attributable to common stockholders	$(5,951)	$27,632	$1,235	$(28,942)	$(6,026)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net income (loss)	$(18,998)	$18,048	$(7,873)	$(13,925)	$(22,748)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities, net of tax	—	9	—	—	9

Other comprehensive income (loss), net of tax	—	9	—	—	9

Comprehensive income (loss)	(18,998)	18,057	(7,873)	(13,925)	(22,739)

Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(3,750)	—	(3,750)

Comprehensive income (loss) attributable to common stockholders	$(18,998)	$18,057	$(4,123)	$(13,925)	$(18,989)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$3,736	$37,423	$(629)	$—	$40,530

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1,441)	(29,597)	—	—	(31,038)
Payments on landfill operating lease contracts	—	(2,956)	—	—	(2,956)
Payments related to investments	—	1,555	(1,555)	—	—
Proceeds from divestiture transactions	—	1,835	3,500	—	5,335
Proceeds from sale of property and equipment	—	636	—	—	636
Proceeds from property insurance settlement	—	546	—	—	546

Net cash provided by (used in) investing activities	(1,441)	(27,981)	1,945	—	(27,477)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	296,911	18	—	—	296,929
Principal payments on long-term debt	(300,568)	(652)	—	—	(301,220)
Change in restricted cash	1,319	—	—	—	1,319
Payments of financing costs	(8,991)	—	—	—	(8,991)
Payment of redemption premium on long-term debt	(121)	—	—	—	(121)
Proceeds from the exercise of share based awards	161	—	—	—	161
Excess tax benefit on the vesting of share based awards	179	—	—	—	179
Distributions to noncontrolling interest holder	—	—	(1,495)	—	(1,495)
Intercompany borrowings	8,805	(8,805)	—	—	—

Net cash provided by (used in) financing activities	(2,305)	(9,439)	(1,495)	—	(13,239)
Net increase (decrease) in cash and cash equivalents	(10)	3	(179)	—	(186)
Cash and cash equivalents, beginning of period	1,596	253	356	—	2,205

Cash and cash equivalents, end of period	$1,586	$256	$177	$—	$2,019

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net cash provided by (used in) operating activities	$(4,295)	$41,623	$(64)	$—	$37,264

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(62)	—	—	(62)
Acquisition related additions to property, plant and equipment	—	(266)	—	—	(266)
Additions to property, plant and equipment	(689)	(42,325)	—	—	(43,014)
Payments on landfill operating lease contracts	—	(3,017)	—	—	(3,017)
Proceeds from sale of property and equipment	—	559	—	—	559
Proceeds from sale of equity method investment	597	—	—	—	597
Payments related to investments	(84)	(310)	310	—	(84)

Net cash provided by (used in) investing activities	(176)	(45,421)	310	—	(45,287)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	134,560	—	—	—	134,560
Principal payments on long-term debt	(126,121)	(592)	—	—	(126,713)
Payments of financing costs	(24)	—	—	—	(24)
Proceeds from the exercise of share based awards	286	—	—	—	286
Excess tax benefit on the vesting of share based awards	14	—	—	—	14
Intercompany borrowings	(4,139)	4,139	—	—	—

Net cash provided by (used in) financing activities	4,576	3,547	—	—	8,123
Net cash provided by (used in) discontinued operations	—	263	—	—	263

Net increase (decrease) in cash and cash equivalents	105	12	246	—	363
Cash and cash equivalents, beginning of period	2,312	243	140	—	2,695

Cash and cash equivalents, end of period	$2,417	$255	$386	$—	$3,058

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

As of October 15, 2015, we owned and/or operated 34 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Results of Operations

The following table summarizes our revenues and operating expenses for the three and nine months ended September 30, 2015 and 2014 (dollars in millions and as a percentage of revenue):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Revenues	$146.2	100.0%	$141.9	100.0%	$406.5	100.0%	$392.4	100.0%

Operating expenses:
Cost of operations	99.7	68.2%	98.2	69.2%	286.2	70.4%	281.8	71.8%
General and administration	17.4	11.9%	17.2	12.1%	52.3	12.9%	49.2	12.5%
Depreciation and amortization	16.4	11.2%	15.8	11.2%	46.4	11.4%	46.6	11.9%
Divestiture transactions	—	0.0%	—	0.0%	(5.6)	(1.4)%	7.5	1.9%
Development project charge	—	0.0%	—	0.0%	—	0.0%	1.4	0.4%
Severance and reorganization costs	—	0.0%	—	0.0%	—	0.0%	0.4	0.1%
Environmental remediation charge	—	0.0%	0.1	0.0%	—	0.0%	0.1	0.0%
Expense from divestiture, acquisition and financing costs	—	0.0%	—	0.0%	—	0.0%	0.0	0.0%
Gain on settlement of acquisition related contingent consideration	—	0.0%	—	0.0%	—	0.0%	(1.1)	(0.3)%

	133.5	91.3%	131.3	92.5%	379.3	93.3%	385.9	98.3%

Operating income	$12.7	8.7%	$10.6	7.5%	$27.2	6.7%	$6.5	1.7%

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

Our revenues are shown net of inter-company eliminations. The table below shows revenues (dollars in millions) attributable to services provided for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Collection	$63.6	43.5%	$60.6	42.7%	$177.6	43.7%	$171.6	43.7%
Disposal	43.2	29.5%	39.6	27.9%	115.0	28.3%	101.8	25.9%
Power generation	1.7	1.2%	1.9	1.3%	5.3	1.3%	7.2	1.8%
Processing	1.8	1.2%	2.8	2.0%	4.6	1.1%	7.3	1.9%

Solid waste operations	110.3	75.4%	104.9	73.9%	302.5	74.4%	287.9	73.3%
Organics	9.8	6.7%	10.1	7.1%	29.6	7.3%	30.1	7.7%
Customer solutions	13.4	9.2%	13.6	9.6%	39.9	9.8%	38.7	9.9%
Recycling	12.7	8.7%	13.3	9.4%	34.5	8.5%	35.7	9.1%

Total revenues	$146.2	100.0%	$141.9	100.0%	$406.5	100.0%	$392.4	100.0%

Our revenues increased $4.3 million, or 3.0%, and $14.1 million, or 3.6%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The following table provides details associated with the period-to-period changes in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014		Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
	Amount	% of Growth	Amount	% of Growth
Solid Waste Operations:
Price	$3.1	2.2%	$7.0	1.8%
Volume	3.1	2.2%	11.2	2.9%
Commodity price & volume	(0.5)	(0.4)%	(2.7)	(0.7)%
Acquisitions & divestitures	(0.1)	(0.1)%	0.6	0.2%
Closed landfill	—	0.0%	(0.6)	(0.2)%
Fuel and oil recovery fee	(0.2)	(0.1)%	(0.9)	(0.3)%

Total solid waste	5.4	3.8%	14.6	3.7%

Organics	(0.3)	(0.2)%	(0.5)	(0.1)%

Customer solutions	(0.2)	(0.2)%	1.2	0.3%

Recycling Operations:
Commodity price	(1.4)	(1.0)%	(4.9)	(1.2)%
Commodity volume	0.8	0.6%	3.7	0.9%

Total recycling	(0.6)	(0.4)%	(1.2)	(0.3)%

Total	$4.3	3.0%	$14.1	3.6%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenues growth is the result of $2.6 million from favorable collection pricing and $0.5 million from favorable disposal pricing primarily associated with our landfills and transfer stations.

•	The price change component in year-to-date total solid waste revenues growth is the result of $5.9 million from favorable collection pricing and $1.1 million from favorable disposal pricing associated with our landfills, transfer stations and transportation services.

Volume.

•	The volume change component in quarterly total solid waste revenues growth is the result of $3.1 million from higher disposal volumes (of which $1.5 million relates to higher landfill volumes, $0.5 million relates to higher transfer station volumes associated with two new transfer station contracts, and $1.1 million relates to transportation) and $0.6 million from higher collection volumes, partially offset by $0.6 million from lower processing volumes (mainly water treatment and recycling processing).

•	The volume change component in year-to-date total solid waste revenues growth is the result of $12.0 million from higher disposal volumes (of which $5.7 million relates to higher landfill volumes, $3.1 million relates to higher transfer station volumes associated with two new transfer station contracts, and $3.2 million relates to transportation) and $1.0 million from higher collection volumes, partially offset by $1.8 million from lower processing volumes (mainly water treatment and recycling processing).

Commodity price & volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth is primarily the result of $0.3 million from unfavorable energy pricing at our landfill gas-to-energy operations and $0.2 million from lower processing commodity volumes.

•	The commodity price and volume change component in year-to-date total solid waste revenues growth is the result of $1.7 million from unfavorable energy pricing at our landfill gas-to-energy operations, $0.3 million from unfavorable commodity pricing, and $0.7 million from lower landfill gas-to-energy and processing commodity volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly and year-to-date total solid waste revenues growth is the result of increased revenues from the acquisition of two solid waste hauling operations in September and October 2014, partially offset by decreased revenues associated primarily with an asset exchange in December 2014 and the divestiture of a business in May 2015.

Closed landfill.

•	The closed landfill change component in quarterly and year-to-date total solid waste revenues growth is the result of our Worcester landfill in the Eastern region, which ceased operations in April 2014 in accordance with its permit.

Fuel and oil recovery fee.

•	Quarterly and year-to-date total solid waste revenues generated by our fuel and oil recovery fee program decreased in response to lower diesel fuel index prices on which the surcharge is based.

Organics revenues

•	Quarterly and year-to-date revenues decreased as the result of lower volumes and a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.

Customer Solutions revenues

•	Quarterly revenues decreased from lower volumes associated with the pass through impact of unfavorable commodity prices in the market on certain contracts.

•	Year-to-date revenues increased from higher volumes due to organic business growth, partially offset by the pass through impact of unfavorable commodity prices in the market on certain contracts.

Recycling revenues

•	Quarterly and year-to-date revenues decreased as higher commodity volumes were more than offset by unfavorable commodity prices in the marketplace.

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

Our cost of operations increased $1.5 million, decreasing 1.0% as a percentage of revenues, and $4.4 million, decreasing 1.4% as a percentage of revenues, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The period-to-period changes in cost of operations can be primarily attributed to the following:

•	Labor and related benefit costs increased $1.1 million and $3.7 million quarterly and year-to-date, respectively, due to: higher quarterly benefit costs, most notably health care costs; additional labor costs associated with higher collection and transfer station volumes in the Eastern region; processing of higher commodity volumes due to new contracts and facilities in the Recycling segment; and, as it pertains solely to the year-to-date increase, lower productivity as a result of prolonged inclement winter weather into the early spring of 2015.

•	Maintenance and repair costs increased $1.7 million and $3.3 million quarterly and year-to-date, respectively, due to: higher facility maintenance costs associated with our Recycling segment and a landfill in the Eastern region; and higher fleet maintenance costs in the Eastern and Western regions.

•	Direct operational costs increased $1.1 million and $1.9 million quarterly and year-to-date, respectively, due to: higher equipment rental costs; higher operating costs (including engineering costs, grounds maintenance and gas control) at certain of our landfills; and higher leachate disposal costs at certain of our landfills due to unusually high rainfall earlier in the year. These cost increases were partially offset by lower gas treatment costs at our Juniper Ridge landfill in the Eastern region and lower depletion of landfill operating lease obligations at certain of our Western region landfills.

•	Third-party direct costs decreased $0.8 million quarterly and increased $0.2 million year-to-date, respectively, due to: higher collection and disposal volumes from organic customer growth, a new waste services contract and the acquisition of a solid waste hauling operation in the Eastern region; higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation in the Western region; and higher commodity volumes in the Recycling segment. These cost increases were offset, or more than offset quarterly, by lower purchased material costs associated with declining commodity prices within the Recycling segment; lower purchased material costs in our Customer Solutions business; and the expiration of an out-of-market put-or-pay waste disposal contract in the Eastern region.

•	Fuel costs decreased $1.7 million and $4.7 million quarterly and year-to-date, respectively, due to lower diesel fuel prices.

General and Administration

General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

Our general and administration expenses increased $0.2 million, decreasing 0.2% as a percentage of revenues, and increased $3.1 million, increasing 0.4% as a percentage of revenues, for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The period-to-period changes in general and administration expenses can be primarily attributed to the following:

•	Labor and related benefit costs increased $0.5 million and $2.2 million quarterly and year-to-date, respectively, primarily due to higher wages and salaries and higher equity compensation costs, partially related to the modification of restricted stock awards as a result of the retirement of two members of our Board of Directors in the three months ended September 30, 2015.

•	Professional fees remained consistent quarterly and increased $0.3 million year-to-date, respectively. This is due primarily to $0.5 million quarterly and $0.8 million year-to-date of increased consulting and legal fees resulting from our responses to the advance notice of nomination sent to us by JCP Investment Partnership, LP, JCP Single-Asset Partnership LP, JCP Investment Partners, LP, JCP Investment Holdings, LLC, JCP Investment Management, LLC and James C. Pappas (collectively, the “JCP Group”) relating to its intention to nominate its own candidates for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. These costs were partially offset by lower accounting and audit fees associated with timing changes based on our change in fiscal year-end to December 31st.

•	Bad debt expense remained consistent quarterly and increased $0.4 million year-to-date, respectively, associated with higher accounts receivable related to improved revenues and an increase in the reserve in part due to specific customer collectability issues.

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

The table below summarizes the components of depreciation and amortization expense for the three and nine months ended September 30, 2015 and 2014 (dollars in millions and as a percentage of revenues):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Depreciation expense	$8.3	5.7%	$7.9	5.6%	$24.9	6.1%	$24.8	6.3%
Landfill amortization expense	7.5	5.1%	7.2	5.1%	19.5	4.8%	19.6	5.0%
Other amortization expense	0.6	0.4%	0.7	0.5%	2.0	0.5%	2.2	0.6%

	$16.4	11.2%	$15.8	11.2%	$46.4	11.4%	$46.6	11.9%

The changes in the components of depreciation and amortization expense when comparing the three and nine months ended September 30, 2015 to the same periods in 2014 can largely be attributed to the following:

•	Depreciation expense increased quarterly and leveled out year-to-date due to changes in our depreciable asset base as a result of the timing of various capital expenditures, including fleet upgrades and repairs and container purchases, made late in the fiscal year ended December 31, 2014, partially offset by the impact of various divestitures and asset sales, and the impairment of the asset group of Casella-Altela Regional Environmental Services, LLC (“CARES”).

•	Landfill amortization expense increased quarterly and leveled out year-to-date due to higher landfill volumes and an unfavorable amortization adjustment in April 2014 as a result of updating cost estimates and other assumptions associated with our annual year-end review of our solid waste landfills.

Divestiture Transactions

Sale of Business. In May 2015, we divested a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $0.9 million, resulting in a gain of $0.7 million in the nine months ended September 30, 2015.

Maine Energy. In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6.7 million, which is being paid to us in equal installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process, and have nearly completed site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. The time for completion of this project has been consensually extended by us and the City of Biddeford, and we expect to complete this project and transfer ownership of the real property to the City of Biddeford during the fall of 2015. In consideration of the fact that the project is substantially complete and based on incurred costs to date and estimates regarding the remaining costs to fulfill our obligation under the agreement, we reversed a reserve of $1.1 million of excess costs to complete the divestiture in the nine months ended September 30, 2015. As of September 30, 2015, we have accrued $0.1 million in other accrued liabilities for the estimated remaining costs to fulfill our obligation under the agreement.

CARES and Related Transaction. CARES is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). We held an ownership interest in CARES of 51% and, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 810-10-15, we consolidated the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

In the fiscal year ended April 30, 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in the quarter ended June 30, 2014. As a result, we recorded an impairment charge of $7.5 million in the nine months ended September 30, 2014 to the asset group of CARES in the Western region.

We executed a purchase and sale agreement on February 9, 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3.5 million, resulting in a gain of $2.9 million in the nine months ended September 30, 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. As of September 30, 2015, we were proceeding with the dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

In connection with this transaction, we also sold certain of our equipment and real estate to the same unrelated third-party for total consideration of $1.1 million, resulting in a gain of $0.9 million in the nine months ended September 30, 2015.

Development Project Charge

In the nine months ended September 30, 2014, we recorded a charge of $1.4 million for deferred costs associated with a gas pipeline development project in Maine no longer deemed viable.

As of September 30, 2015 and December 31, 2014, we had no deferred costs associated with development projects included in our consolidated balance sheets.

Severance and Reorganization Costs

In the nine months ended September 30, 2014, we recorded charges of $0.4 million for severance costs associated with various planned reorganization efforts.

Gain on Settlement of Acquisition Related Contingent Consideration

In March 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in the nine months ended September 30, 2014.

Other Expenses

Interest Expense, net

Our interest expense, net increased $0.6 million and $1.7 million when comparing the three and nine months ended September 30, 2015 to the same periods in 2014 due to higher average debt balances combined with changes to our capitalization structure associated with various tax exempt debt borrowings, the issuance of additional 7.75% senior subordinated notes due February 15, 2019 (“2019 Notes”) and the refinancing of our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Senior Credit Facility”).

Loss on Debt Extinguishment

Senior Subordinated Notes. In September 2015, we repurchased and permanently retired $9.7 million aggregate principal amount of 2019 Notes at a repurchase price of $101.25 in order to maximize interest savings by paying down our most expensive debt. As a result of the repurchase, we recorded a charge of $0.3 million in the three months ended September 30, 2015 as a loss on debt extinguishment related to the purchase premium, as well as the non-cash write-off of deferred financing costs and unamortized original issue discount in proportion with the settlement amount.

Senior Credit Facility. As a result of the refinancing of the Senior Credit Facility in February 2015, we recorded a charge of $0.5 million in the nine months ended September 30, 2015 as a loss on debt extinguishment related to the write-off of deferred financing costs in connection with changes to the borrowing capacity from the Senior Credit Facility to our new senior secured asset-based revolving credit and letter of credit facility (“ABL Facility”). The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility are to be amortized over the term of the ABL Facility.

Loss on Derivative Instruments

We are party to an interest rate derivative agreement for an interest rate swap that is not considered to be an effective cash flow hedge. We recognize the change in fair value of the interest rate swap along with any cash settlements through earnings as a (gain) or loss on derivative instruments.

Loss on Sale of Equity Method Investment

In December 2013, we sold our 50% membership interest in US GreenFiber LLC (“GreenFiber). As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.8 million in December 2013. This included a working capital adjustment to the purchase price that was finalized upon closing the transaction in January 2014. As a result of the change in working capital adjustment, we recorded a loss on sale of equity method investment of $0.2 million in the nine months ended September 30, 2014.

Provision for Income Taxes

Our provision for income taxes remained unchanged at $0.2 million and $1.1 million when comparing each of the three and nine months ended September 30, 2015, respectively, to the same periods in 2014. The provisions for income taxes for the nine months ended September 30, 2015 and September 30, 2014 include $0.6 million and $0.9 million, respectively, of deferred tax provisions due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

During the fiscal year ended April 30, 2013, we reached a settlement with the State of New York in connection with the State of New York’s audit of our tax returns for the years 2004-2010. The State of New York had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. The settlement represented less than 8.0% of the total cumulative liability, and we settled in order to minimize the out-of-pocket costs related to ongoing litigation. Subsequent to the settlement of that audit, the State of New York began an audit of 2011-2013 and raised the same issue. We continue to believe that our position related to the filing of our State of New York tax returns was correct, and, based on the prior settlement and subsequent favorable litigation related to similar issues, we concluded at December 31, 2014 that no reserve would be required for our State of New York filings.

During the nine months ended September 30, 2015, we determined based on discussions with the State of New York that we would be willing to settle the subsequent years’ audits on a basis similar to the prior settlement. As a result of these discussions and a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, we recorded an increase in our reserve for uncertain tax positions of $0.4 million in the nine months ended September 30, 2015. During the three months ended September 30, 2015, the reserve for uncertain tax positions was reduced by $0.2 million due to settlement with the State of New York on this same matter in the quarter.

Segment Reporting

The table below shows, for the periods indicated, revenues and operating income (loss) (in millions) based on our operating segments:

	Revenues		Operating Income (Loss)
	Three Months Ended September 30,
Segment	2015	2014	2015	2014
Eastern	$46.1	$42.1	$4.5	$2.4
Western	62.4	60.5	7.8	7.8
Recycling	12.7	13.3	0.3	0.4
Other	25.0	26.0	0.1	0.0

Total	$146.2	$141.9	$12.7	$10.6

	Revenues		Operating Income (Loss)
	Nine Months Ended September 30,
Segment	2015	2014	2015	2014
Eastern	$123.2	$113.1	$7.2	$(1.5)
Western	173.4	168.4	20.5	9.0
Recycling	34.5	35.7	(2.1)	(1.2)
Other	75.4	75.2	1.6	0.2

Total	$406.5	$392.4	$27.2	$6.5

Eastern Region

Our Eastern region revenues increased $4.0 million, or 9.5%, and $10.2 million, or 9.0%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014		Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
	Amount	% of Growth	Amount	% of Growth
Price	$1.3	3.1%	$2.9	2.6%
Volume	2.8	6.6%	7.1	6.3%
Fuel oil and recovery fee	(0.1)	(0.2)%	(0.2)	(0.2)%
Commodity price & volume	0.1	0.2%	0.1	0.1%
Acquisitions & divestitures	—	0.0%	0.9	0.8%
Closed landfill	(0.1)	(0.2)%	(0.6)	(0.6)%

Total solid waste	$4.0	9.5%	$10.2	9.0%

Price.

•	The price change component in Eastern region quarterly total solid waste revenues growth is the result of $0.9 million from favorable collection pricing and $0.4 million from favorable disposal pricing primarily related to landfills and transfer stations.

•	The price change component in Eastern region year-to-date total solid waste revenues growth is the result of $2.1 million from favorable collection pricing and $0.8 million from favorable disposal pricing related to landfills and transfer stations.

Volume.

•	The volume change component in Eastern region quarterly total solid waste revenues growth is primarily the result of $1.6 million from higher disposal volumes and $1.1 million from higher collection volumes.

•	The volume change component in Eastern region year-to-date total solid waste revenues growth is primarily the result of $4.6 million from higher disposal volumes and $2.4 million from higher collection volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in Eastern region quarterly and year-to-date total solid waste revenues growth is the result of increased revenues from the acquisition of a solid waste hauling operation in October 2014.

Closed landfill.

•	The closed landfill change component in Eastern region quarterly and year-to-date Eastern region total solid waste revenues growth is the result of a landfill in the Eastern region that ceased operations in April 2014 in accordance with its permit.

Eastern region operating income increased $2.1 million and $8.7 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. This improvement is largely attributable to revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations increased by $1.0 million quarterly, resulting in a $0.5 million increase year-to-date. Higher cost of operations were due primarily to: additional labor costs associated with higher collection and transfer station volumes; higher operating and leachate disposal costs at one of our landfills; and higher facility and fleet maintenance costs. These costs were partially offset by lower diesel fuel prices, lower gas treatment costs at our Juniper Ridge landfill, and the expiration of an out-of-market put-or-pay waste disposal contract.

•	Other: Other significant charges resulting in the improvement include the reversal of $1.1 million of excess costs to complete the divestiture of Maine Energy in the nine months ended September 30, 2015, severance costs associated with various planned reorganization efforts in the nine months ended September 30, 2014, and a $1.4 million write off of deferred costs associated with a gas pipeline development project no longer deemed to be viable in the nine months ended September 30, 2014.

Western Region

Our Western region revenues increased $1.9 million, or 3.1%, and $5.0 million, or 3.0%, during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.

The following table provides details associated with the period-to-period changes in revenues (dollars in millions):

	Period-to-Period Change for the Three Months Ended September 30, 2015 vs. 2014		Period-to-Period Change for the Nine Months Ended September 30, 2015 vs. 2014
	Amount	% of Growth	Amount	% of Growth
Price	$1.8	3.0%	$4.0	2.4%
Volume	1.0	1.6%	4.7	2.8%
Fuel oil and recovery fee	(0.1)	(0.2)%	(0.6)	(0.3)%
Commodity price & volume	(0.6)	(1.0)%	(2.8)	(1.7)%
Acquisitions & divestitures	(0.2)	(0.3)%	(0.3)	(0.2)%

Total solid waste	$1.9	3.1%	$5.0	3.0%

Price.

•	The price change component in Western region quarterly and year-to-date total solid waste revenues growth is primarily the result of favorable collection pricing.

Volume.

•	The volume change component in Western region quarterly total solid waste revenues growth is the result of $2.2 million from higher disposal volumes (of which $0.8 million relates to higher landfill volumes, $1.7 million relates to higher transportation volumes, offset by a $0.3 million decline related to lower transfer station volumes), partially offset by $0.7 million from lower processing volumes and $0.5 million from lower collection volumes.

•	The volume change component in Western region year-to-date total solid waste revenues growth is the result of $8.0 million from higher disposal volumes (of which $3.8 million relates to higher landfill volumes, $3.8 million relates to higher transportation volumes and $0.4 million relates to higher transfer station volumes associated with two new transfer station contracts), partially offset by $1.9 million from lower processing volumes and $1.4 million from lower collection volumes.

Fuel and oil recovery fee.

•	Western region quarterly and year-to-date total solid waste revenues decreased as the result of a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.

Commodity price and volume.

•	The commodity price and volume change component in Western region quarterly and year-to-date total solid waste revenues growth is the result of unfavorable energy pricing within our landfill gas-to-energy operations, unfavorable commodity pricing, and lower landfill gas-to-energy and processing commodity volumes.

Western region operating income remained consistent and increased $11.5 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. These improvements are largely attributable to revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations increased by $0.1 million and $1.3 million quarterly and year-to-date, respectively, due to: higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation; higher equipment rental costs; higher third-party landfill disposal costs; higher operating and leachate disposal costs at certain of our landfills in the Western region; and higher fleet and maintenance costs. Increased costs were partially offset by lower diesel fuel prices.

•	General and administration: General and administration costs increased by $0.3 million and $1.9 million quarterly and year-to-date, respectively, due to a higher bad debt expense associated with an increase in the reserve for a specific landfill customer and higher personnel costs, partially offset by lower shared overhead costs.

•	Depreciation and amortization: Depreciation and amortization increased $0.2 million quarterly and decreased $0.5 million year-to-date, respectively, due to changes to certain of our landfill amortization rates in May 2014 as a part of our annual year-end review of our solid waste landfills, and a lower depreciable asset base as a result of various divestitures and asset sales, along with the impairment of the asset group of CARES.

•	Other: We recorded a $0.7 million gain associated with the divestiture of a business, which included the sale of certain assets associated with various waste collection routes, and a $4.9 million gain associated with the disposal of certain assets of the CARES water treatment facility and certain of our equipment and real estate in a related transaction in the nine months ended September 30, 2015. In the nine months ended September 30, 2014, we recorded an impairment charge of $7.5 million to the abandoned asset group of CARES.

Recycling

Recycling revenues decreased $0.6 million and $1.2 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The decreases in recycling revenues were the result of unfavorable commodity prices in the market more than offsetting increases associated with higher commodity volumes.

Recycling operating income decreased $0.1 million and $0.9 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 as operating results were negatively impacted by unfavorable commodity prices, higher hauling and labor costs and increased facility maintenance activities.

Other

Revenues decreased $1.0 million and increased $0.2 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 largely as a result of higher volumes associated with organic business growth within our Customer Solutions business, partially offset by lower commodity volumes and a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based within our Organics business.

Operating income increased by $0.1 million and $1.4 million during the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 based on the operating performance of our Customer Solutions business. Profitability in the Customer Solutions business improved as we continued to gain leverage on higher revenues and lower general and administration costs.

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

The following is a summary of our cash and cash equivalents, restricted assets and debt balances as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$2.0	$2.2	$(0.2)

Restricted assets:
Capital projects	$4.5	$5.8	$(1.3)
Landfill closure	0.8	0.8	—

Total restricted assets	$5.3	$6.6	$(1.3)

Long-term debt:
Current portion	$1.3	$1.7	$(0.4)
Long-term portion	530.4	534.1	(3.7)

Total long-term debt	$531.7	$535.8	$(4.1)

Summary of Cash Flow Activity

The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$40.5	$37.3
Net cash used in investing activities	$(27.5)	$(45.3)
Net cash (used in) provided by financing activities	$(13.2)	$8.1
Net cash provided by discontinued operations	$—	$0.3

Net cash provided by operating activities. Cash flows from operating activities increased by $3.2 million during the nine months ended September 30, 2015, as compared to the same period in 2014.

The following is a summary of our operating cash flows for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Net loss	$(4.8)	$(22.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property and equipment	(0.1)	(0.3)
Depletion of landfill operating lease obligations	7.0	8.1
Interest accretion on landfill and environmental remediation liabilities	2.6	2.7
Stock-based compensation	2.3	1.7
Depreciation and amortization	46.4	46.6
Divestiture transactions	(5.6)	7.5
Development project charge	—	1.4
Gain on settlement of acquisition related contingent consideration	—	(1.1)
Amortization of discount on long-term debt	0.3	0.2
Loss on debt extinguishment	0.9	—
Loss on derivative instruments	0.2	0.4
Income from equity method investments	—	(0.1)
Loss on sale of equity method investment	—	0.2
Excess tax benefit on the vesting of share based awards	(0.2)	(0.1)
Deferred income taxes	0.6	0.9

Adjusted net income before changes in assets and liabilities, net	49.6	45.4
Changes in assets and liabilities, net	(9.1)	(8.1)

Net cash provided by operating activities	$40.5	$37.3

The $3.2 million increase in our operating cash flows is primarily associated with the following:

•	Improved operational performance in the nine months ended September 30, 2015 as revenues increased by $14.1 million, whereas cost of operations and general and administration costs increased only $7.5 million, a decrease of 1.0% as a percentage of revenues.

•	Partially offset by the cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both costs changes and the timing of payments. The decrease was primarily the result of a decrease in the favorable cash flow impact associated with accounts payable, partially offset by an increase in the favorable cash flow impact associated with prepaid expenses, inventories and other assets and a decrease in the unfavorable cash flow impact associated with accrued expenses and other liabilities due partially to lower final capping, closure and post-closure payments.

•	Partially offset by $0.9 million in higher interest payments associated primarily with changes to our capitalization structure associated with the issuance of additional 2019 Notes, various tax exempt debt borrowings, and the refinancing of our Senior Credit Facility.

Net cash used in investing activities. Cash flows used in investing activities decreased by $17.8 million during the nine months ended September 30, 2015, as compared to the same period in 2014.

The most significant items affecting the change in our investing cash flows are summarized below:

•	Capital expenditures. Capital expenditures were $12.2 million lower in the nine months ended September 30, 2015 due to the timing of various landfill development projects, capital expenditures associated with a new recycling facility contract, and the installation of a landfill gas treatment system at our Juniper Ridge landfill in the nine months ended September 30, 2014.

•	Proceeds from divestiture transactions. We divested a business, certain assets of the CARES water treatment facility, and other equipment of ours as a result of the CARES transaction for cash consideration of $5.3 million in the nine months ended September 30, 2015.

Net cash (used in) provided by financing activities. Cash flows from financing activities decreased $21.3 million during the nine months ended September 30, 2015, as compared to the same period in 2014.

•	Debt activity. We issued additional 2019 Bonds and refinanced our Senior Credit Facility resulting in an increase in both debt borrowings and debt payments in the nine months ended September 30, 2015. In the aggregate, we were able to pay down $4.3 million, net of long-term debt, in the nine months ended September 30, 2015, including the purchase for settlement of $9.7 million aggregate principal amount 2019 Notes.

•	Payments of financing costs. We had a $9.0 million increase in deferred financing cost payments related primarily to the issuance of an additional $60.0 million of 2019 Notes and $15.0 million of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) and the refinancing of our Senior Credit Facility.

•	Distribution to noncontrolling interest holder. We distributed $1.5 million to Altela representing its pro-rata share of the proceeds associated with the disposal of certain assets of CARES as a part of the continued dissolution of the business.

•	Change in restricted cash. We added $5.6 million of restricted assets associated with the issuance of the FAME Bonds 2015 that represent restricted cash reserved for repayment of certain capital projects in the State of Maine, and used $6.9 million of the restricted cash associated with the issuance of the FAME Bonds 2015 and the New York Bonds to pay down ABL Facility borrowings used to finance certain capital projects in the States of New York and Maine.

Outstanding Long-Term Debt

Asset-Based Lending Facility

The ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190.0 million, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of September 30, 2015. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date of the ABL Facility shall be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.

The ABL Facility agreement requires us to maintain minimum consolidated EBITDA for the twelve months preceding the measurement date measured at the end of each fiscal quarter. As of September 30, 2015, we were in compliance with the minimum consolidated EBITDA financial covenant contained in the ABL Facility agreement as follows (in millions):

Asset-Based Revolving Credit Facility Financial Covenants	Twelve Months Ended September 30, 2015	Covenant Requirements at September 30, 2015
Minimum consolidated EBITDA (1)	$107.1	$75.0 Min.

(1)

Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date, September 30, 2015. Based on the minimum consolidated EBITDA, our consolidated leverage ratio, as defined in the ABL Facility, was 4.98 as of September 30, 2015. The consolidated leverage ratio is used to set pricing according to the ABL Facility agreement and there is not a financial covenant associated with this ratio.

A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2015
Net cash provided by operating activities	$65.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	(1.2)
Divestiture transactions	6.2
Gain on sale of property and equipment	0.2
Loss on debt extinguishment	(0.9)
Stock based compensation, net of excess tax benefit	(2.7)
Impairment of investment	(2.3)
Loss on derivative instruments	(0.5)
Interest expense, less discount on long-term debt	39.8
Provision for income taxes, net of deferred taxes	0.5
EBITDA adjustment as allowed by the ABL Facility agreement	(2.5)
Other adjustments as allowed by senior credit facility agreement	5.1

Minimum consolidated EBITDA	$107.1

If the borrowing availability is less than a minimum availability threshold determined in accordance with the ABL Facility agreement, we are then subject to additional financial ratio covenants. As of September 30, 2015, our borrowing availability was greater than the minimum availability threshold as follows (in millions):

	Amount	Minimum Availability Threshold
Availability (2)	$57.3	$23.8

(2)	As of September 30, 2015, borrowing availability was calculated as a borrowing base of $147.1 million, less revolver borrowings of $62.9 million, less outstanding irrevocable letters of credit totaling $26.9 million, at which date no amount had been drawn.

As of September 30, 2015, our additional financial ratio covenants, as defined in the ABL Facility agreement (if they would have been applicable) were as follows:

Asset-Based Revolving Credit Facility Financial Ratio Covenants	Twelve Months Ended September 30, 2015	Limits at September 30, 2015
Minimum fixed charge coverage ratio	1.50	1.00 Min.
Maximum consolidated first lien leverage ratio	0.62	2.00 Max.

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

In addition to the financial covenants described above, the ABL Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2015, we were in compliance with all covenants under the ABL Facility agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

Tax-Exempt Financings

New York Bonds. As of September 30, 2015, we had outstanding $25.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”). The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year. An additional $15.0 million aggregate principal amount of New York Bonds may be offered under the same indenture in the future. The New York Bonds mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New York.

Maine Bonds. As of September 30, 2015, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of September 30, 2015, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025. We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.

In August 2015, we completed a financing transaction involving $15.0 million aggregate principal amount of FAME Bonds 2015. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay for the costs of the issuance of the FAME Bonds 2015. As of September 30, 2015, we had $4.5 million of restricted cash reserved for repayment of certain capital projects in the State of Maine as a result of this financing.

As of September 30, 2015, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035.

Vermont Bonds. As of September 30, 2015, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.

New Hampshire Bonds. As of September 30, 2015, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds, Series 2013 issued by the Business Finance Authority of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.

Senior Subordinated Notes

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

In September 2015, we repurchased and permanently retired $9.7 million aggregate principal amount of 2019 Notes at a repurchase price of $101.25 in order to maximize interest savings by paying down our most expensive debt. After taking this transaction into account, as of September 30, 2015 we had outstanding $375.3 million aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our ABL Facility.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of September 30, 2015, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Hedging

Our strategy to hedge against fluctuations in variable interest rates may involve entering into interest rate derivative agreements to hedge against adverse movements in interest rates. We may also use a variety of strategies to mitigate the impact of fluctuations in commodity prices including entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. As of September 30, 2015, we were not party to any hedging agreements. For further discussion on commodity price volatility, see “Item 7A – Quantitative and Qualitative Disclosures about Market Risk – Commodity Price Volatility” below.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of September 30, 2015, that dollar amount was $52.7 million.

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

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 2, Accounting Pronouncements, to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Volatility

We had interest rate risk relating to approximately $66.5 million of long-term debt as of September 30, 2015. The weighted average interest rate on the variable rate portion of long-term debt was approximately 2.6% as of September 30, 2015. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, our quarterly interest expense would increase or decrease by approximately $0.2 million.

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

If commodity prices were to have changed by 10% on July 1, 2015, the impact on our operating income in the three months ended September 30, 2015 is estimated by management to have been approximately $0.2 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

Information regarding our legal proceedings can be found under the “Legal Proceedings” and “Environmental Remediation Liability” sections of Note 6, Commitments and Contingencies, to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Transition Report on Form 10-KT for the transition period ended December 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2015, there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-KT for the transition period ended December 31, 2014, except as set forth in the following paragraph. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

Proxy contests threatened or commenced against us could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on our Board of Directors could cause uncertainty about the strategic direction of our business.

On April 7, 2015, JCP Investment Partnership, LP notified us of its intention to nominate Brett W. Frazier, James C. Pappas and Joseph B. Swinbank for election as directors at our 2015 Annual Meeting of Stockholders in opposition to the three candidates that will be recommended for election by our Board of Directors. According to Amendment No. 2 to the Schedule 13D filed with the SEC by the JCP Group on September 10, 2015, the JCP Group beneficially owns approximately 5.7% of our outstanding Class A common stock. On September 29, 2015, the JCP Group filed its definitive proxy statement and definitive proxy card with the SEC with respect to its intended solicitation of proxies from our stockholders for the election of its two proposed nominees to our Board of Directors at our 2015 Annual Meeting of Stockholders. In its definitive proxy statement, the JCP Group indicated that it had dropped Mr. Swinbank from the slate of proposed nominees and that it was seeking to replace two members of the Board of Directors.

If the JCP Group continues to pursue a proxy contest or other actions at the 2015 Annual Meeting of Stockholders to elect directors other than those recommended by our Board of Directors, or takes other actions that contest or conflict with our strategic direction, any such actions could have an adverse effect on us because:

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

For additional information concerning the above matters, please refer to the information under the caption “Background of the Contested Solicitation” in our definitive proxy statement filed with the SEC on September 22, 2015.

ITEM 6.	EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: October 23, 2015	By:	/s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 23, 2015	By:	/s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

4.1	Financing Agreement, dated as of August 1, 2015, between Casella Waste Systems, Inc. and the Finance Authority of Maine (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on August 27, 2015 (file No. 000-23211)).

4.2	Guaranty Agreement, dated as of August 1, 2015, by and between the guarantors named herein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on August 27, 2015 (file No. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification pursuant to 18 U.S.C. Section 1350 of John W. Casella, Principal Executive Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2 ++	Certification pursuant to 18 U.S.C. Section 1350 of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	- Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.
+	- Filed Herewith
++	- Furnished Herewith