Form 10-K/A
period 2015-12-31
CASELLA WASTE SYSTEMS INC
filed 2016-04-29
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	03-0338873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Greens Hill Lane, Rutland, VT	05701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (802) 775-0325

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, $0.01 per share par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

There were 40,243,775 shares of Class A common stock, $0.01 par value per share, of the registrant outstanding at April 15, 2016. There were 988,200 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding at April 15, 2016.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“fiscal 2015”) of Casella Waste Systems, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.

In addition, Item 15 of Part IV has been amended to include new certifications by our principal executive officer and principal financial officer as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

Unless the context requires otherwise, all references in this Amendment to “Casella Waste Systems, Inc.,” the “Company,” “we,” “us,” and “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original Form 10-K.

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

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Class I Directors (terms expiring in 2016)

James F. Callahan, Jr.
Audit Committee (Chair) Nominations and Governance Committee	72	Mr. Callahan has served as a member of our Board since March 2003. Mr. Callahan served as an audit and business advisory partner of Arthur Andersen LLP, an independent public accounting firm, from September 1975 to March 2000. Mr. Callahan has been retired since March 2000. Mr. Callahan has served as a member of various community service-related boards and currently serves on the Board of Trustees of the Massachusetts Department of Developmental Services’ Hogan Regional Center and is Trustee Emeritus of Bates College. Mr. Callahan holds a B.A. from Bates College and an M.B.A. from the Rutgers University School of Management. We believe Mr. Callahan is qualified to serve on our Board due to his years of experience at Arthur Andersen LLP, the depth and breadth of his financial reporting expertise and his experience with complex financial matters.

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Douglas R. Casella Vice Chairman	59	Mr. Casella has served as Vice Chairman of our Board since 1993. Mr. Casella founded Casella Waste Management, Inc., a wholly owned subsidiary of ours, in 1975 and has served as its President since then. Since 1989, Mr. Casella has served as President of Casella Construction, Inc., a company owned by Mr. Casella and his brother John W. Casella, who is also our Chief Executive Officer and Chairman of the Board, which specializes in general contracting, soil excavation and heavy equipment work, and which performs landfill-construction and related services for us. We believe Mr. Casella is qualified to serve on our Board due to his extensive experience with operational and asset management matters in the waste management industry.

Michael K. Burke Audit Committee Nominations and Governance Committee	58	Mr. Burke has served as a member of our Board since February 2008. Mr. Burke has served as Chief Financial Officer of EndoGastric Solutions, Inc. since November 2015. From January 2012 to June 2014, Mr. Burke served as Senior Vice President and Chief Financial Officer of Landauer, Inc., a publicly traded global provider of devices, consumable medical products and technical/analytical services. Prior to Landauer, Mr. Burke served as Senior Vice President and Chief Financial Officer of Albany International Corp., a publicly-traded global advanced textiles and materials processing company, from July 2009 to September 2010. Mr. Burke served as the Executive Vice President and Chief Financial Officer of Intermagnetics General Corporation, a publicly traded medical device company, from December 2001 until its sale to Royal Philips Electronics in November 2006. Before joining Intermagnetics General Corporation, Mr. Burke served as Executive Vice President and Chief Financial Officer of HbT, Inc., a manufacturer of hydrogen generators and processors. Prior to joining HbT in May 2000, Mr. Burke served as a Managing Director within the U.S. Investment Banking Department of CIBC Oppenheimer Corp. Mr. Burke holds a B.A. in Economics from Lake Forest College and a Graduate Certificate in Mergers and Acquisitions from The Wharton School. We believe Mr. Burke is qualified to serve on our Board due to his leadership and financial experience, particularly his past experience as a senior-level investment banker with a prominent investment banking firm and as a chief financial officer of various publicly-traded companies, and his broad functional skill set.

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Class II Directors (terms expiring in 2017)

Joseph G. Doody Compensation Committee (Chair)	63	Mr. Doody has served as a member of our Board since 2004. Mr. Doody has served as Vice Chairman of Staples, Inc., an office products company, since January 2014. Previously, Mr. Doody had served as President, North American Commercial of Staples, Inc. from 1998 until January 2014. From 1974 to 1998, Mr. Doody held several managerial positions with the Eastman Kodak Company, an imaging technology company, including General Manager and Vice President, North America, Office Imaging. Mr. Doody has served on the Board of Directors of Paychex, Inc., a leading provider of payroll, human resource, and benefits outsourcing solutions, since October 2010. Mr. Doody holds a B.S. in Economics from State University of New York at Brockport and an M.B.A. from the University of Rochester. We believe Mr. Doody is qualified to serve on our Board due to his significant leadership experience, board experience and management experience of a publicly-traded multinational company.

Emily Nagle Green Compensation Committee Nominations and Governance Committee	58	Ms. Nagle Green has served as a member of our Board since July 2012. From January 2012 until July 2015, Ms. Nagle Green served as President and Chief Executive Officer of Smart Lunches, Inc., an online delivery service providing fresh meals to children. From November 2005 to June 2011, Ms. Nagle Green served as Chief Executive Officer and a member of the Board of Directors of Yankee Group, a technology research firm, and from June 2011 to January 2012, Ms. Nagle Green served as Chairman of the Board of Directors of Yankee Group. Prior to joining Yankee Group, Ms. Nagle Green served as President and Chief Executive Officer of Cambridge Energy Research, an energy research and consulting firm, from 2003 to 2004. From 1995 to 2003, Ms. Nagle Green served in several leadership positions with Forrester Research, a provider of information technology and consulting services. Ms. Nagle Green holds a B.S.L. from Georgetown University and an M.S. in Engineering and Computer Graphics from the University of Pennsylvania. We believe Ms. Nagle Green is qualified to serve on our Board due to her substantial senior management executive experience as well as over 25 years of experience in identifying and leveraging technology trends.

Gregory B. Peters Compensation Committee Audit Committee Nominations and Governance Committee (Chair)	70	Mr. Peters has served as a member of our Board since 1993. From November 2002 to October 2015, he served as our Lead Director. Mr. Peters has served as managing general partner of Lake Champlain Capital Management, LLC, a corporate finance firm, since April 2001. From April 1988 to March 2001, Mr. Peters served as managing general partner of Vermont Venture Capital Partners, L.P., a venture capital company. Mr. Peters also previously served as general partner of North Atlantic Capital Partners, L.P., a venture capital company. Mr. Peters holds a B.A. from Harvard College and an M.B.A. from Harvard Business School. We believe Mr. Peters is qualified to serve on our Board due to his significant experience as a professional investor and extensive experience in areas of corporate governance.

Name	Age	Board Tenure, Principal Occupation, Other Business Experience During the Past Five Years and Other Directorships

Class III Directors (terms expiring in 2018)

John W. Casella Chairman	65	Mr. Casella has served as Chairman of our Board since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella also served as our President from 1993 to July 2001 and as Chairman of our Board from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc., a wholly-owned subsidiary of ours, since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and his brother Douglas R. Casella, also a member of our Board, which specializes in general contracting, soil excavation and heavy equipment work, and which performs landfill-construction and related services for us. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions, including the National Recycling Coalition, the Board of Directors of the Associated Industries of Vermont, the Association of Vermont Recyclers, the Vermont State Chamber of Commerce, the Rutland Industrial Development Corporation and the Rutland Regional Medical Center. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an A.S. in Business Management from Bryant & Stratton College and a B.S. in Business Education from Castleton State College. We believe Mr. Casella is qualified to serve on our Board due to his insight and expertise in the waste management industry and his leadership and knowledge of the Company obtained in his role as our Chief Executive Officer, coupled with his extensive business and leadership experience.

William P. Hulligan Audit Committee	72	Mr. Hulligan has served as a member of our Board since September 2015. Mr. Hulligan served as senior advisor to Progressive Waste Solutions Ltd., a waste management company, from March 2014 to August 2015, as President and Chief Operating Officer from January 2012 to March 2014, and as President USA and Executive Vice President of Florida operations from July 2010 to January 2012. Prior to joining Progressive Waste Solutions, Mr. Hulligan served as Executive Vice President of North America Operations of Waste Services, Inc., a publicly-traded solid waste services company, from June 2003 to July 2010. Prior to joining Waste Services, Mr. Hulligan also spent over 20 years at Waste Management, Inc., a provider of waste management services, where he held various senior management positions. Mr. Hulligan previously served as a member of the Board of Directors of two publicly-traded waste management companies, EarthCare Company and OHM Corporation. He has also served on the Board of Directors of the Environmental Industry Association as well as on the board of Trustees at John Carroll University and Bradley University. Mr. Hulligan holds a B.S. in Business Administration from John Carroll University. We believe Mr. Hulligan is qualified to serve on our Board due to his over 40 years of experience in the waste management industry, including extensive operational and executive experience.

James E. O’Connor Lead Director Compensation Committee	66	Mr. O’Connor has served as a member of our Board since July 2015. Mr. O’Connor served as Chief Executive Officer of Republic Services, Inc., a publicly-traded non-hazardous solid waste collection, recycling and disposal services company, from 1998 to 2011, and as Chairman of the Board of Republic Services from 2003 to 2011. Prior to joining Republic Services, Mr. O’Connor spent close to 30 years at Waste Management, Inc., a provider of waste management services, where he held various senior management positions. Mr. O’Connor is a member of the Board of Directors of Clean Energy Fuels Corp., a publicly-traded provider of natural gas fuel for transportation in North America, where he serves on the Compensation Committee and the Nominating and Corporate Governance Committee, and the Canadian National Railway Company, a publicly-traded rail transportation company, where he chairs the board’s Strategic Planning Committee and also serves on the Audit, Environmental & Safety and Finance Committees. Mr. O’Connor holds a B.S. in Commerce (concentration in accounting) from DePaul University. We believe Mr. O’Connor is qualified to serve on our Board due to his over 40 years of experience in the waste management industry, including extensive public company leadership experience, as well as experience serving on the boards of directors of publicly-traded companies in a variety of industries, including waste management, transportation and energy.

The holders of Class A common stock, voting separately as a class, are entitled to elect the Class A Director. Mr. Peters, a Class II director and a member of the Compensation Committee, Audit Committee and Nominations and Governance Committee, serves as the Class A Director.

The employment agreement by and between us and Mr. John Casella requires that we use our best efforts to cause Mr. John Casella to be nominated and elected as a director.

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

Audit Committee

The current members of the Audit Committee are Messrs. Callahan (Chair), Burke, Hulligan and Peters. Our Board has determined that each of Messrs. Callahan, Burke, Hulligan and Peters are independent as defined under the rules of NASDAQ, including the independence requirements under Rule 10A-3 under the Exchange Act. Our Board has determined that Mr. Callahan is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our Class A common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A common stock and other equity securities. Based solely on a review of copies of reports filed pursuant to Section 16(a) and representations made by persons required to file such reports, we believe that during fiscal 2015, our officers, directors and greater than 10% beneficial owners timely filed all reports they were required to file under Section 16(a), with the exception of late Form 4 filings reporting a grant of restricted Class A common stock to each of Messrs. Burke and Callahan, filed with the SEC on November 25, 2015, and a late Form 4 filing reporting the grant of a stock option award to purchase shares of Class A common stock to Edmond R. Coletta, our Senior Vice President and Chief Financial Officer, filed with the SEC on November 25, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our stockholders with an understanding of our executive compensation philosophy, objectives, program and process, as well as the compensation paid to our named executive officers in fiscal 2015 and the changes the Compensation Committee has implemented for the year ending December 31, 2016, or fiscal 2016. For fiscal 2015, our named executive officers were:

•	John W. Casella, our Chief Executive Officer and Chairman of our Board;

•	Edmond R. Coletta, our Senior Vice President and Chief Financial Officer;

•	Edwin D. Johnson, our President and Chief Operating Officer;

•	David L. Schmitt, our Senior Vice President and General Counsel; and

•	Christopher B. Heald, our Vice President of Finance and Chief Accounting Officer.

Objectives and Philosophy of Our Executive Compensation Program

The Compensation Committee seeks to achieve the following broad objectives in connection with our executive compensation program:

•	Attract, retain and incentivize qualified and talented executives by providing compensation opportunities comparable to those offered by other companies with which we compete for business and talent;

•	Reward achievement of our short-term and long-term business objectives, while discouraging excessive risk-taking behavior;

•	Ensure that executive compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders; and

•	Closely align the long-term interests of our executives with those of our stockholders by providing equity incentives that link a portion of the executives’ compensation with the future performance of our Class A common stock.

Roles of Our Compensation Committee and Compensation Committee Consultant

The Compensation Committee is responsible for overseeing our executive compensation program. In this capacity, the Compensation Committee designs, implements, reviews and approves annually all compensation for our named executive officers. In the performance of its duties, the Compensation Committee periodically reviews the total compensation, including the base salary, annual incentive compensation opportunities, long-term incentive award opportunities and other benefits for each of our named executive officers. In the first quarter of each year, the Compensation Committee meets to determine base salary increases, if any, for our named executive officers; confirm the results of our performance for purposes of the annual incentive compensation awards; approve strategic and business objectives, which include the performance measures and goals for the annual incentive compensation plan; review the annual incentive compensation targets for the current year; and approve the form, amount, dollar value and vesting criteria for equity awards.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. During fiscal 2015, the Compensation Committee retained an independent compensation consultant, Arthur J. Gallagher & Co.’s Compensation Consulting Practice, or Gallagher Compensation Consulting. Gallagher Compensation Consulting was retained to assist the Compensation Committee with its review of the fiscal 2015 executive compensation program and recommendations for the fiscal 2016 executive compensation program and reports directly to the Compensation Committee. During fiscal 2015, Gallagher Compensation Consulting advised the Compensation Committee on a variety of subjects, including compensation plan design and trends, pay-for-performance analytics, peer group benchmarking and other related matters. During fiscal 2015, we retained Gallagher Benefit Services, Inc., a subsidiary of Arthur J. Gallagher & Co., to provide us with insurance brokerage and benefit plan advisory services. The primary representative of Gallagher Compensation Consulting that advised the Compensation Committee in fiscal 2015 did not participate in the provision of these other services performed by Gallagher Benefit Services, Inc. Management directly engaged Gallagher Benefit Services, Inc., and the Compensation Committee had no role in selecting or approving them for the services performed.

In making executive compensation decisions for fiscal 2015 and fiscal 2016, the Compensation Committee analyzed a number of factors, including the compensation data provided by Gallagher Compensation Consulting from independent commercially available salary surveys published by Towers Watson and Mercer LLC and other sources, which included publicly available compensation information from our industry and other industries. Data was generally gathered from this independent market data based on the size of the organization (measured in revenue) and type of organization, and where possible, the data was targeted to our revenue level using regression analysis. The Compensation Committee also reviewed compensation programs of a peer group of publicly traded companies in the waste management industry, as provided by Gallagher Compensation Consulting. While we do not consider their compensation programs to be directly comparable to ours due to the larger size of those companies, we do review their programs to understand how relevant peers in our industry align performance-based compensation to key operating and financial metrics. This peer group, which is periodically reviewed and updated by the Compensation Committee after consultation with Gallagher Compensation Consulting, consists of Covanta Holding Corporation, Progressive Waste Solutions Ltd., Republic Services, Inc., Waste Connections, Inc. and Waste Management, Inc. The Compensation Committee also relies on various other factors, including our long-term plan, existing compensation paid to executive officers, experience level of the individual, market factors, general economic conditions, corporate performance and cost of living in the areas where our executive officers live.

Say-on-Pay Feedback from Stockholders

The Compensation Committee carefully considers feedback received from shareholders on compensation for our named executive officers. At our 2015 Annual Meeting of Stockholders, or 2015 Annual Meeting, we submitted our executive compensation program to an advisory vote of our stockholders and it received the support of 97% of the total votes cast. Annually, the Compensation Committee intends to review the results of the advisory vote and will consider this feedback as it completes its annual review of each pay element and the total compensation packages for our named executive officers with respect to the next fiscal year.

Components of our Executive Compensation Program

Fiscal 2015 Executive Compensation Program

In fiscal 2015, the primary elements of our executive compensation program were:

•	base salary;

•	annual cash incentive compensation;

•	discretionary bonuses;

•	long-term incentives; and

•	severance and change-of-control benefits.

Base Salary

On an annual basis, our Compensation Committee reviews and evaluates for adjustment the base salaries of our named executive officers based on the scope of each executive’s responsibilities, individual contribution, prior experience and sustained performance. Base salaries are also reviewed and adjusted, as deemed appropriate, in the case of promotions or other significant changes in responsibility. No formulaic base salary increases are provided to our named executive officers, and none of our named executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. In making decisions regarding salary increases, the Compensation Committee may also draw on the experiences of members of our Board with other companies and the peer group compensation data reviewed by the Compensation Committee. After taking into consideration such factors, the Compensation Committee approved a 2.0% increase the annual base salaries of our named executive officers for fiscal 2015.

The following table sets forth the annual base salaries of our named executive officers for fiscal 2015 and the transition period from May 1, 2014 to December 31, 2014, or transition period 2014:

Name and Principal Position(s)	Annual Base Salary for Fiscal 2015	Annual Base Salary for Transition Period 2014
John W. Casella	$459,000	$450,000
Chairman and Chief Executive Officer

Edmond R. Coletta	$302,650	$296,715
Senior Vice President and Chief Financial Officer

Edwin D. Johnson	$387,600	$380,000
President and Chief Operating Officer

David L. Schmitt	$276,170	$270,755
Senior Vice President and General Counsel

Christopher B. Heald	$188,700	$185,000
Vice President of Finance and Chief Accounting Officer

Annual Cash Incentives

Fiscal 2015 Annual Cash Incentive Compensation

In January 2015, the Compensation Committee approved the annual incentive compensation plan for fiscal 2015, pursuant to which our named executive officers were eligible to receive incentive compensation with respect to fiscal 2015, payable in cash or equity, as determined by our Compensation Committee, based upon the improvement of EVA in fiscal 2015 compared to EVA in the twelve months ended December 31, 2014, or calendar 2014. EVA is calculated as operating income, adjusted for certain items, less a cost of capital charge, with the cost of capital charge calculated as our weighted average cost of capital applied to our consolidated net fixed assets. As defined by the plan, the Compensation Committee would allocate positive year-over-year EVA improvement to the annual incentive pool for our named executive officers as follows: 7.5% of such positive year-over-year improvement that is less than or equal to $5.6 million if EVA increases year-over-year for fiscal 2015 as compared to calendar 2014; 15% of such incremental positive year-over-year EVA improvement that is greater than $5.6 million but less than or equal to $9.1 million if EVA increases over $5.6 million year-over-year; and 30% of such incremental positive year-over-year EVA improvement that is greater than $9.1 million if EVA increases over $9.1 million year-over-year. If EVA decreases year-over-year, then no EVA improvement would be allocated to the annual incentive pool. If we were not in compliance with financial covenants under our senior secured asset-based revolving credit facility before or after accruing for bonus awards as determined by the fiscal 2015 bonus plan, then the Board would have the discretion to reduce the annual incentive compensation payouts to ensure compliance with such financial covenants.

Amounts payable under the annual incentive compensation plan to the named executive officers were calculated as a percentage, from zero to 100%, of a maximum bonus amount, which is based on a percentage of the applicable executive’s base salary. The following table shows the fiscal 2015 maximum annual incentive bonus amount calculated as a percentage of the annual base salary for which each of Messrs. John Casella, Coletta, Johnson, Schmitt and Heald was eligible.

Name and Principal Position(s)	Fiscal 2015 Maximum Bonus Amount Percentage	Fiscal 2015 Maximum Annual Incentive Bonus Amount
John W. Casella	120%	$550,800
Chairman and Chief Executive Officer

Edmond R. Coletta	75%	$226,987
Senior Vice President and Chief Financial Officer

Edwin D. Johnson	85%	$329,460
President and Chief Operating Officer

David L. Schmitt	60%	$165,702
Senior Vice President and General Counsel

Christopher B. Heald	50%	$94,350
Vice President of Finance and Chief Accounting Officer

In March 2016, the Compensation Committee approved the payout of annual incentive compensation to our named executive officers under the fiscal 2015 incentive compensation plan based upon the achievement of increased EVA when compared to calendar 2014. The period-over-period increase in EVA for calendar 2014 to fiscal 2015 was $9,315,247. As defined by the plan, the Compensation Committee allocated 10.8% of such positive year-over-year EVA improvement to the annual incentive bonus pool for our named executive officers. Based on such allocation, the annual cash incentive compensation awarded under the fiscal 2015 incentive compensation plan was calculated at 73.8% of the fiscal 2015 maximum annual incentive compensation amount for each named executive officer and awarded by the Compensation Committee as follows: $406,695 for Mr. John Casella, $167,601 for Mr. Coletta, $243,264 for Mr. Johnson, $122,350 for Mr. Schmitt and $69,665 for Mr. Heald.

Discretionary Bonuses

In October 2014, the Compensation Committee approved a special bonus plan for members of our finance team, including Messrs. Coletta and Heald, relating to certain proposed financing transactions, including the refinancing of our senior secured credit facility. Pursuant to such bonus plan, Mr. Coletta was eligible to receive a bonus payment upon the closing of each of four specified financing transactions for a total bonus payout of $202,055 and Mr. Heald was eligible to receive a bonus payment upon the closing of each of two specified financing transactions for a total bonus payout of $85,250. Two of the transactions closed during transition period 2014, and the remaining other two transactions closed in fiscal 2015. Mr. Coletta received a bonus payout of $202,055, of which $44,100 was earned during transition period 2014 and $157,955 was earned during fiscal 2015. Mr. Heald received a bonus payout of $85,250, all of which was earned in fiscal 2015.

Long-Term Incentives

Our named executive officers are also eligible to receive equity awards under our stock incentive plans. We typically make equity awards to our officers and employees as an incentive to enhance long-term shareholder value. Equity awards are typically granted when the person is first hired, receives a promotion or other significant change in responsibility, and thereafter once annually as a part of our broader equity incentive program at a regularly scheduled Compensation Committee meeting early in the commencement of the respective fiscal year.

In fiscal 2015, we granted restricted stock units, or RSUs, each of which represents the right to receive a share of our Class A common stock, to our named executive officers that vest based on continued employment in three equal annual installments beginning on the first anniversary of the date of grant. The RSUs will vest in full upon a change of control of the Company.

Changes Implemented in 2016 to Further Align Pay with Performance

In March 2016, the Compensation Committee implemented several changes to our executive compensation program for fiscal 2016, including the adoption by the Compensation Committee of the Non-Equity Incentive Plan as described further below. As part of its comprehensive annual review process, the Compensation Committee considered feedback received from stockholders, data provided by the Compensation Committee’s independent compensation consultant, and alignment of the executive compensation program to our fiscal 2016 operating plan and budget, or Fiscal 2016 Operating Plan, and our financial plan for the fiscal year ending December 31, 2018, or Fiscal 2018 Plan.

In implementing such changes to the executive compensation program for fiscal 2016, the goal of the Compensation Committee was to further align the compensation of our executive officers with stockholders’ interests, to directly link compensation to the achievement of company performance goals and to appropriately balance “fixed” and “performance-based” compensation. Further, while the percentage of the total compensation of each executive officer that is comprised of each component of our executive compensation program is not specifically fixed, the Compensation Committee has targeted total target cash compensation (base salary and annual cash incentive compensation) of our executive officers closer to the 50th percentile of the market data provided by the Compensation Committee’s independent compensation consultant by increasing the total target annual cash incentive compensation for certain executive officers.

While the Compensation Committee approved the majority of its planned changes to our executive compensation program in March 2016, the planned updates to long-term incentive compensation for our executive officers will only be implemented after we receive stockholder approval for our new stock incentive plan at our 2016 Annual Meeting of Stockholders. The Compensation Committee plans to shift long-term incentive compensation from the current program that only includes time-vested RSUs, to a new program that includes up to 75% in the form of performance-based stock units, or PSUs, and 25% of long-term incentive compensation in the form of time-vested RSUs. PSUs are expected to be granted to our executive officers if stockholder approval of our new stock incentive plan is obtained, and such PSUs are expected to vest based upon our achievement of Free Cash Flow and Adjusted EBITDA targets that will be established based on the Fiscal 2018 Plan. Further, we intend to use Relative Total Shareholder Returns, or RTSR, as a multiplier to scale achievement of the PSU targets based upon the relative returns of our stock performance in relation to the Russell 2000 Index.

Non-Equity Incentive Plan and Fiscal 2016 Annual Cash Incentive Compensation

The Non-Equity Incentive Plan formalizes our annual incentive compensation program for our executive officers and provides for the payment of incentive compensation to executive officers for their contributions to the Company based on achievement of pre-determined corporate performance goals. The Non-Equity Incentive Plan provides for awards payable in cash or, to the extent permissible under a shareholder-approved stock plan of the Company, stock-based awards to our executive officers. Pursuant to the terms of the Non-Equity Incentive Plan, participants are granted awards that are earned at the end of a specified performance period, subject to the achievement of performance goals established by the Compensation Committee that are based on any one or more of the performance measures set forth in the plan, subject to certain adjustments as specified by the Compensation Committee pursuant to the plan.

Annual incentive compensation for fiscal 2016 will be paid to our executive officers pursuant to the Non-Equity Incentive Plan. The Compensation Committee determined that each of the Company’s executive officers will have an opportunity to earn annual incentive compensation for fiscal 2016 based on a percentage of annual base salary. In order to bring total target cash compensation (base salary and annual cash incentive compensation) of our named executive officers closer to the 50th percentile of the market data provided by the Compensation Committee’s independent compensation consultant, the Compensation Committee approved increases to the target annual cash incentive compensation opportunity for our named executive officers. After giving effect to said increases, the target annual cash incentive compensation opportunity of each named executive officer, which such target amounts are based upon the following percentage of the respective officer’s annual base salary, are as follows: Mr. Casella: 150%; Mr. Johnson: 85%; Mr. Coletta: 85%; Mr. Schmitt: 75%; and Mr. Heald: 50%.

The Compensation Committee established performance measures and specific performance goals pursuant to the Non-Equity Incentive Plan that are based on the Fiscal 2016 Operating Plan. Annual incentive compensation will be paid based on the degree of achievement against the specific performance goals following the end of fiscal 2016. All of our named executive officers were assigned the same performance measures and weightings in recognition of their shared responsibility for overall corporate financial performance.

The performance measures and weighting for the fiscal 2016 annual incentive compensation are as follows:

	Fiscal 2016 Performance Measures and Weightings
	Adjusted Operating Income	Free Cash Flow
For All Executive Officers	50%	50%

The Compensation Committee evaluated key financial measures and identified Adjusted Operating Income and Free Cash Flow, both non-GAAP measures, as appropriate drivers of performance under the Non-Equity Incentive Plan for fiscal 2016. Adjusted Operating Income is calculated as earnings before interest, taxes, adjusted for gains or losses on assets sales or divestiture transactions; development project charge write-offs; legal, contract or tax settlement costs; bargain purchase gains; asset or goodwill impairment charges; environmental remediation charges; severance and reorganization costs; expenses from divestiture, acquisition and financing transactions; gains on the settlement of acquisition related contingent consideration; fiscal year-end transition costs; proxy contest costs; losses on the abandonment or the closure and discontinuation of operations, subject to certain adjustments as specified by the Compensation Committee pursuant to the Non-Equity Incentive Plan. Free Cash Flow is calculated as net cash provided by operating activities, less capital expenditures (excluding acquisition and rail infrastructure related capital expenditures), less payments on landfill operating lease contracts, plus proceeds from divestiture transactions, plus proceeds from the sale of property and equipment, plus proceeds from property insurance settlement, less contributions from (distributions to) noncontrolling interest holders, subject to certain adjustments as specified by the Compensation Committee pursuant to the Non-Equity Incentive Plan.

Each performance goal has a performance range built around it, with a commensurate increase or decrease in the associated annual incentive compensation opportunity. The range of performance goals and associated incentive compensation opportunities under the Non-Equity Incentive Plan for fiscal 2016 is expressed in the form of “minimum,” threshold,” “target” and “maximum” achievement levels. For fiscal 2016, subject to Free Cash Flow exceeding a certain threshold amount, if the “minimum” achievement level of a performance measure is not met, no incentive compensation payment will be paid to an executive officer with respect to such performance measure component; if the “threshold” achievement level is met for a performance measure, 50% of the executive officer’s target incentive compensation amount will be multiplied against the 50% weighting of such performance measure component; if the “target” achievement level is met for a performance measure, 100% of the executive officer’s target incentive compensation amount will be multiplied against the 50% weighting of such performance measure component; and if the “maximum” achievement level is met for a performance measure, 200% of the executive officer’s target incentive compensation amount will be multiplied against the 50% weighting of such performance measure component. Between each of the achievement levels, results will be interpolated within each achievement level to calculate specific annual incentive compensation award percentages.

If Free Cash Flow for fiscal 2016 does not exceed a certain threshold amount, no annual incentive compensation will be paid to the executive officers under the Non-Equity Incentive Plan for fiscal 2016 even if achievement of the Adjusted Operating Income performance goal would have resulted in payment of the annual incentive compensation.

Benefits and Other Compensation

We maintain broad based benefits that are provided to all employees, including health and dental insurance, life and disability insurance and a 401(k) plan. Our executive officers are eligible to participate in all of our employee benefit plans, in each case, on the same basis as other employees.

Severance and Change-of-Control Benefits

Pursuant to employment agreements we have entered into with our named executive officers, each such named executive officer is entitled to specified benefits in the event of the termination of his employment under specified circumstances, including termination following a change of control of the Company. We have provided more detailed information about these benefits, along with estimates of their value under various circumstances, under the caption “—Potential Payments Upon Termination or Change of Control” below.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction for compensation in excess of $1.0 million paid to a company’s chief executive officer and its three other officers (other than the chief financial officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our most highly paid executive officers. Certain compensation, including qualified performance based compensation, is not subject to the deduction limitation if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be in excess of the limit when it believes such payments are appropriate and in the best interests of our stockholders, after taking into consideration changing business conditions and the performance of our employees.

Summary Compensation

The following table sets forth the total compensation earned by, paid to or granted to our named executive officers during the fiscal years or transition period indicated.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)		Non- Equity Incentive Plan Com- pensation ($) (4)	All Other Compensation ($) (5)	Total ($)
John W. Casella	Fiscal 2015	459,000	366,168	—		406,695	23,771	1,255,634
Chairman and	Transition period 2014	300,000	244,110	—		206,868	28,029	779,007
Chief Executive	Fiscal 2014 (6)	402,016	139,336	226,831		102,895	87,575	958,653
Officer	Fiscal 2013 (7)	363,150	278,674	—		—	43,843	685,667

Edmond R. Coletta	Fiscal 2015	302,650	200,000	802,011		325,556	8,408	1,638,625
Senior Vice	Transition period 2014	197,810	133,336	—		129,351	5,336	465,833
President and Chief	Fiscal 2014	258,905	133,618	—		52,840	8,236	453,599
Financial Officer	Fiscal 2013	205,000	114,365	265,911		—	7,000	592,276

Edwin D. Johnson	Fiscal 2015	387,600	200,000	—		243,264	11,734	842,598
President and	Transition period 2014	265,833	133,336	—		123,738	8,078	530,985
Chief Operating	Fiscal 2014	351,375	133,618	436,940	(8)	76,695	196,533	1,195,161
Officer	Fiscal 2013	320,833	267,232	517,050		—	11,673	1,116,788

David L. Schmitt	Fiscal 2015	276,170	57,182	—		122,350	1,057	456,759
Senior Vice	Transition period 2014	180,504	38,122	—		62,234	—	280,860
President and	Fiscal 2014	256,113	57,184	—		38,574	1,000	352,871
General Counsel	Fiscal 2013	241,825	114,365	—		—	1,000	357,190

Christopher B. Heald	Fiscal 2015	188,546	57,182	—		154,915	1,057	401,700
Vice President of	Transition period 2014	123,333	38,122	—		35,436	—	196,891
Finance and Chief	Fiscal 2014	165,733	57,184	—		21,964	1,000	245,881
Accounting Officer	Fiscal 2013	140,092	27,034	64,869		15,000	1,000	247,995

(1)	The transition period salary amounts included in the Summary Compensation Table differ from those in the annual base salary table on page 8 because transition period 2014 is eight months and because, in some instances, salary increases were effected during each of the periods presented on a non-retroactive basis.
(2)	Amounts shown in this column reflect the aggregate grant date fair value of the restricted stock units and performance-based restricted stock units rewarded as a part of our broader annual equity incentive program under our 2006 Stock Incentive Plan, computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Stock award compensation is based upon the last reported sales price of our Class A common stock on the NASDAQ Stock Market on the grant date.
(3)	Reflects the aggregate grant date fair value for stock option awards granted under our 2006 Stock Incentive Plan in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of stock option awards are set forth in Note 11 to our Consolidated Financial Statements included in the Original Form 10-K.
(4)	The amounts reported in this column reflect amounts earned under the annual incentive bonus plan, except for as follows: the transition period 2014 and fiscal 2015 amounts reported in this column for Mr. Coletta include $44,100 and $157,955 earned under the special bonus plan for transition period 2014 and fiscal 2015, respectively, and the fiscal year 2015 amount reported in this column for Mr. Heald includes $85,250 earned under the special bonus plan for fiscal 2015, as described above in “Compensation Discussion and Analysis — Discretionary Bonus”.

(5)	The amounts reported in All Other Compensation reflect, for each named executive officer, the sum of (a) the dollar value of life and medical insurance premiums we paid, (b) the amount we contributed to the 401(k) plan, (c) the amount of tax gross-ups we paid and (d) the incremental cost to us of all perquisites and other personal benefits. The following table sets forth All Other Compensation paid to or accrued by our named executive officers in fiscal 2015, transition period 2014, fiscal 2014 and fiscal 2013:

Name	Year	Life Insurance Premiums ($)	Medical Insurance Premiums ($)	401(k) Plan Matching Contributions ($)	Car Allowance and Usage ($)	Tax Gross-Up Payments ($)		Other ($)
John W. Casella	Fiscal 2015	9,012	—	—	14,702	—		57	(b)
	Transition period 2014	8,050	—	—	19,979	—		—
	Fiscal 2014	8,080	—	—	17,904	61,591	(a)	—
	Fiscal 2013	8,367	28,485	—	6,991	—		—

Edmond R. Coletta	Fiscal 2015	—	—	1,000	7,351	—		57	(b)
	Transition period 2014	—	—	—	5,336	—		—
	Fiscal 2014	—	—	1,000	7,236	—		—
	Fiscal 2013	—	—	1,000	6,000	—		—

Edwin D. Johnson	Fiscal 2015	897	—	1,000	9,780	—		57	(b)
	Transition period 2014	897	—	—	7,181	—		—
	Fiscal 2014	897	—	1,000	9,803	—		184,833	(c)
	Fiscal 2013	897	—	1,000	9,776	—		—

David L. Schmitt	Fiscal 2015	—	—	1,000	—	—		57	(b)
	Transition period 2014	—	—	—	—	—		—
	Fiscal 2014	—	—	1,000	—	—		—
	Fiscal 2013	—	—	1,000	—	—		—

Christopher B. Heald	Fiscal 2015	—	—	1,000	—	—		57	(b)
	Transition period 2014	—	—	—	—	—		—
	Fiscal 2014	—	—	1,000	—	—		—
	Fiscal 2013	—	—	1,000	—	—		—

(a)	Consists of a cash payment in connection with the reimbursement of withholding tax associated with the vesting of restricted stock units in fiscal 2014.
(b)	Consists of a gift provided to all attendees at a company retreat.
(c)	The amount shown constitutes a cash payment to Mr. Johnson equal to the excess of the aggregate exercise price of the stock options issued to him in replacement of stock options that were rescinded over the exercise price of the rescinded stock options. See Note 7.
(6)	Represents the twelve month period ended April 30, 2014.
(7)	Represents the twelve month period ended April 30, 2013.
(8)	The amount shown reflects the aggregate grant date fair value of the stock options granted to Mr. Johnson to replace stock options previously granted to him that were rescinded because they were determined to have been issued in excess of the limits set forth under our 2006 Stock Incentive Plan.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of equity awards made to our named executive officers during fiscal 2015.

Fiscal 2015 Grants of Plan-Based Awards

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Sh) (4)	Grant Date Fair Value of Stock and Stock Option Awards ($) (5)
		Threshold ($)	Target ($)	Maximum ($)
John W. Casella	N/A	—	—	550,800	—	—	—	—
	2/24/2015	—	—	—	87,600	—	—	366,168

Edmond R. Coletta	N/A	—	—	226,987	—	—	—	—
	2/24/2015	—	—	—	47,847	—	—	200,000
	11/19/2015	—	—	—	—	150,000	7.17	802,011

Edwin D. Johnson	N/A	—	—	329,460	—	—	—	—
	2/24/2015	—	—	—	47,847	—	—	200,000

David L. Schmitt	N/A	—	—	165,702	—	—	—	—
	2/24/2015	—	—	—	13,680	—	—	57,182

Christopher B. Heald	N/A	—	—	94,350	—	—	—	—
	2/24/2015	—	—	—	13,680	—	—	57,182

(1)	There are no threshold or targets amounts under the annual incentive bonus plan for fiscal 2015.
(2)	Represents restricted stock units granted under our 2006 Stock Incentive Plan. The restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(3)	Represents stock options granted under our 2006 Stock Incentive Plan. The stock options fully vest on the third anniversary of the date of grant.
(4)	The exercise price per share is equal to the last reported sales price of our Class A common stock on the NASDAQ Stock Market on the grant date.
(5)	The value of a restricted stock unit award is based on the last reported sales price of our Class A common stock on the NASDAQ Stock Market on the grant date. The value of a stock option award is calculated in accordance with FASB ASC Topic 718 using a Black-Scholes valuation model as set forth in Note 11 to our Consolidated Financial Statements included in Note 11 to our Consolidated Financial Statements included in the Original Form 10-K.

Information Relating to Equity Awards and Holdings

The following table sets forth information regarding outstanding unexercised options and stock units that have not vested and related information for each of our named executive officers as of December 31, 2015.

Outstanding Equity Awards at December 31, 2015

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
John W. Casella	30,000		—		13.00	7/6/2016	—		—	—	—
	14,000		—		11.01	7/23/2017	—		—	—	—
	36,582	(1)	18,292	(1)	5.54	12/12/2023	—		—	—	—
	—		—		—	—	87,600	(2)	523,848	—	—
	—		—		—	—	30,822	(3)	184,316	—	—
	—		—		—	—	11,414	(4)	68,256	—	—

Edmond R. Coletta	2,000		—		13.00	7/6/2016	—		—	—	—
	1,000		—		11.01	7/23/2017	—		—	—	—
	20,000		—		13.78	12/13/2017	—		—	—	—
	20,000		—		4.72	3/4/2020	—		—	—	—
	90,000		—		4.00	12/5/2022	—		—	—	—
	—		150,000	(5)	7.17	11/18/2025
	—		—		—	—	47,847	(2)	286,125	—	—
	—		—		—	—	16,836	(3)	100,679	—	—
	—		—		—	—	10,946	(4)	65,457	—	—

Edwin D. Johnson	200,000		—		3.81	7/6/2020	—		—	—	—
	122,466		—		4.00	12/5/2022	—		—	—	—
	50,000		—		5.71	12/10/2023	—		—	—	—
	52,534		—		5.71	12/10/2023	—		—	—	—
	—		—		—	—	47,847	(2)	286,125	—	—
	—		—		—	—	16,836	(3)	100,679	—	—
	—		—		—	—	10,946	(4)	65,457	—	—

David L. Schmitt	15,000		—		15.60	5/31/2016	—		—	—	—
	—		—		—	—	13,680	(2)	81,806	—	—
	—		—		—	—	4,814	(3)	28,788	—	—
	—		—		—	—	4,685	(4)	28,016	—	—

Christopher B. Heald	1,800		—		13.00	7/6/2016	—		—	—	—
	500		—		11.01	7/23/2017	—		—	—	—
	—		20,000	(6)	4.38	1/23/2023	—		—	—	—
	—		—		—	—	13,680	(2)	81,806	—	—
	—		—		—	—	4,814	(3)	28,788	—	—
	—		—		—	—	4,685	(4)	28,016	—	—

(1)	Represents stock options granted on December 13, 2013. The stock options vest in equal annual installments over a three-year period, beginning on the first anniversary of the date of grant.

(2)	Represents restricted stock units granted on February 24, 2015. Restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(3)	Represents restricted stock units granted on June 24, 2014. Restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(4)	Represents restricted stock units granted on June 25, 2013. Restricted stock units vest based on continued employment in equal annual installments over a three-year period beginning on the first anniversary of the date of grant.
(5)	Represents stock options granted on November 19, 2015. The stock options fully vest on the third anniversary of the date of grant.
(6)	Represents stock options granted on January 23, 2013. The options fully vest on the third anniversary of the date of grant.

Stock Vested During Fiscal 2015

	Stock Awards
Name	Number of Shares Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
John W. Casella	35,806	201,025
Edmond R. Coletta	23,046	129,977
Edwin D. Johnson	27,974	157,081
David L. Schmitt	10,776	60,516
Christopher B. Heald	7,961	45,034

(1)	Number of shares acquired on vesting of stock awards is the gross number of shares vested, including shares that were surrendered to us, if applicable, for the payment of withholding taxes pursuant to the terms of our 2006 Stock Incentive Plan.

Potential Payments Upon Termination or Change of Control

Employment Agreements

We have employment agreements with Messrs. John Casella, Johnson, Coletta, Schmitt and Heald, which we entered into as follows: Mr. John Casella: December 8, 1999; Mr. Johnson: July 6, 2010; Mr. Coletta: September 1, 2012; Mr. Schmitt: May 31, 2006; and Mr. Heald: March 1, 2016. Each of Messrs. John Casella’s and Johnson’s employment agreement has an initial term of three years and is automatically renewable for additional one-year terms thereafter unless terminated by either party pursuant to the terms of the agreement. Each of Messrs. Coletta’s, Schmitt’s and Heald’s employment agreement has an initial term of one year and is automatically renewable for additional one-year terms thereafter unless terminated by either party pursuant to the terms of the agreement. In December 2008, we amended our employment agreements with Messrs. John Casella and Schmitt to document compliance with, and, as applicable, exemption from, Section 409A of the Code.

Pursuant to the terms of their employment agreements, each of Messrs. John Casella, Johnson, Coletta, Schmitt and Heald is entitled to a specified annual base salary, subject to adjustment as set forth in the agreement, an annual bonus consisting of cash, stock awards or a combination of cash and stock awards, in an amount determined by the Compensation Committee each fiscal year, and a severance package upon the termination of employment. The base salary and bonus components of their compensation are described above under “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Base Salary” and “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Annual Incentive Bonus”.

Mr. John Casella has agreed not to compete with us for a period of two years after the termination of his employment within 300 miles of any facility operated by us during the term of his employment and not to solicit our customers, accounts or employees for a period of two years after the termination of his employment. Each of Messrs. Johnson, Coletta, Schmitt and Heald has agreed not to compete with us for a period of one year after the termination of his employment within 100 miles of any facility operated by us during the term of his employment and not to solicit our customers, accounts or employees for a period of one year after the termination of his employment. In the event that Mr. John Casella terminates his employment voluntarily and is not entitled to severance, the non-compete provisions of his agreement would not apply unless we continue to pay his base salary and any termination benefits or payments required under his agreement.

In the event Mr. John Casella’s employment is terminated by us other than for cause (as defined below), he will be entitled to payment of an amount equal to (a) three times the sum of (i) the highest annual base salary paid to him at any time prior to his termination and (ii) the higher of the most recent bonus paid to him at any time prior to his termination or 50% of his annual base salary immediately prior to such termination, plus (b) an amount in cash equal to the value of any accrued but unpaid or unused, as applicable, base salary, bonus and vacation. In addition, Mr. John Casella will continue to receive healthcare and other benefits for a period of three years from the date of termination, and any equity grants issued by us to him will become vested in full upon termination without cause. In the event that Mr. John Casella terminates his employment with us for good reason or qualified good reason (as defined below), he will receive the severance payments and benefits described in the preceding two sentences plus an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments and benefits. For the purposes of Mr. John Casella’s employment agreement, “good reason” means the occurrence of (a) a change of control, accompanied by, or followed within the 12-month period after a change of control by (b)(i) the assignment to the employee of any duties inconsistent with his status prior to the change of control, (ii) a material adverse alteration in the nature or status of the employee’s responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, (iii) a material diminution in his base compensation or (iv) a material change in the geographic location at which he must perform services for us. For the purposes of Mr. John Casella’s employment agreement, “qualified good reason” means the occurrence of one of the events under clause (b)(i), (ii) or (iii) of the preceding definition of good reason. In the event Mr. John Casella’s employment is terminated upon his death, his written designee, spouse or estate, as applicable, will be entitled to the severance payments described in the first sentence of this paragraph as well as healthcare and other benefits for a period of one year from the date of death. In the event Mr. John Casella’s employment is terminated by us for disability, he will be entitled to the severance payments described in the first sentence of this paragraph as well as healthcare and other benefits for a period of one year from the date of such termination.

In the event Mr. Coletta’s employment is terminated by us without cause, he will be entitled to payment of an amount equal to (a) the sum of (i) the highest annual base salary paid to him at any time prior to such termination and (ii) his target annual cash incentive compensation opportunity under the Non-Equity Incentive Plan for the fiscal year in which such termination occurs and (b) an amount in cash equal to any accrued but unpaid or unused, as applicable, base salary, bonus and vacation. In addition, Mr. Coletta will continue to receive healthcare and other benefits for a period of one year from the date of termination. Any stock options or equity grants issued by us to Mr. Coletta will become exercisable or vested in full upon termination without cause. In the event that Mr. Coletta terminates his employment for good reason, defined as the assignment of any duties inconsistent with his status as Senior Vice President, Chief Financial Officer and Treasurer, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, a material diminution in his base compensation, or a material change in the geographic location at which he must perform services for us, Mr. Coletta will be entitled to receive the severance payments and benefits described in the preceding three sentences plus an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments and benefits. In the event Mr. Coletta’s employment is terminated upon his death, his written designee, spouse or estate, as applicable, will be entitled to the payments described in the first sentence of this paragraph. In the event Mr. Coletta’s employment is terminated by us for disability, he will be entitled to the severance payments and benefits described in the first two sentences of this paragraph.

In the event Mr. Johnson’s employment is terminated by us without cause, he will be entitled to payment of an amount equal to (a) the sum of (i) two times the highest annual base salary paid to him at any time prior to such termination and (ii) two times his target annual cash incentive compensation opportunity under the Non-Equity Incentive Plan for the fiscal year in which such termination occurs and (b) an amount in cash equal to the value of any accrued but unpaid or unused, as applicable, base salary, bonus and vacation. In addition, Mr. Johnson will continue to receive healthcare and other benefits for a period of two years from the date of termination. Any stock options or equity grants issued by us to Mr. Johnson will become exercisable or vested in full upon termination without cause. In the event that Mr. Johnson terminates his employment with us for good reason, defined as the assignment of any duties inconsistent with his status as President and Chief Operating Officer, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, or a material diminution in his compensation, Mr. Johnson will receive the severance payments and benefits described in the preceding three sentences and an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments and benefits. In the event Mr. Johnson’s employment is terminated upon his death, his written designee, spouse or estate, as applicable, will be entitled to the payments described in the first sentence of this paragraph. In the event Mr. Johnson’s employment is terminated by us for disability, he will be entitled to the severance payments and benefits described in the first two sentences of this paragraph.

In the event Mr. Schmitt’s employment is terminated by us without cause, he will be entitled to payment of an amount equal to (a) the sum of (i) the highest annual base salary paid to him at any time prior to such termination and (ii) his target annual cash incentive compensation opportunity under the Non-Equity Incentive Plan for the fiscal year in which such termination occurs and (b) an amount in cash equal to any accrued but unpaid or unused, as applicable, base salary, bonus and vacation. In addition, Mr. Schmitt will continue to receive healthcare and other benefits for a period of one year from the date of termination. Any stock options or equity grants issued by us to Mr. Schmitt will become exercisable or vested in full upon termination without cause. In the event that Mr. Schmitt terminates his employment for good reason, defined as the assignment of any duties inconsistent with his status as Senior Vice President and General Counsel, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, or a material diminution in his base compensation, Mr. Schmitt will be entitled to receive the severance payments and benefits described in the preceding three sentences plus an additional payment intended to compensate him for excise taxes under Section 4999 of the Code payable in connection with the severance payments and benefits. In the event Mr. Schmitt’s employment is terminated upon his death, his written designee, spouse or estate, as applicable, will be entitled to the payments described in the first sentence of this paragraph. In the event Mr. Schmitt’s employment is terminated by us for disability, he will be entitled to the severance payments and benefits described in the first two sentences of this paragraph.

In the event Mr. Heald’s employment is terminated by us without cause or by reason, he will be entitled to payment of an amount equal to (a) the sum of (i) the highest annual base salary paid to him at any time prior to such termination and (ii) his target annual cash incentive compensation opportunity under the Non-Equity Incentive Plan for the fiscal year in which such termination occurs and (b) an amount in cash equal to any accrued but unpaid or unused, applicable, base salary and vacation and a bonus relating to the prior fiscal year which, as of the date of termination, has been determined by us pursuant to his agreement but not yet paid prior to the date of termination. In addition, Mr. Heald will continue to receive healthcare benefits for a period of one year from the date of termination. Any stock options or equity grants issued by us to Mr. Heald will become exercisable or vested in full upon termination without cause. In the event that Mr. Heald terminates his employment for good reason, defined as the assignment of any duties inconsistent with his status as Vice President and Chief Accounting Officer, a material adverse alteration in the nature or status of his responsibilities from those provided in the agreement or the transfer of a significant portion of such responsibilities to one or more other persons, a material diminution in his base compensation, or a material change in the geographic location at which he must perform services for us, Mr. Heald will be entitled to receive the severance payments and benefits described in the preceding three sentences. In the event Mr. Heald’s employment is terminated upon his death, his written designee, spouse or estate, as applicable, will be entitled to the payments described in the first sentence of this paragraph. In the event Mr. Heald’s employment is terminated by us for disability, he will be entitled to the severance payments and benefits described in the first two sentences of this paragraph.

For purposes of each agreement discussed above, “cause” means the discharge of the employee resulting from (a) a conviction of a crime involving us; (b) an act or omission which has a material adverse effect on us; (c) fraud, misappropriation or embezzlement; or (d) the breach in any material respect of the material terms and provisions of the agreement.

The severance benefits described above were extended to Messrs. John Casella, Coletta and Heald as an inducement to their decisions to continue to remain employed by us and, in the case of Messrs. Johnson and Schmitt, as an inducement to accept employment with us. At the time each of such agreements was entered into, our Board considered a number of factors, including severance arrangements offered by comparable companies, the importance of the respective employee to our ongoing success and the benefits of receiving a non-competition and non-solicitation covenant from the respective employee in exchange for the agreed severance. The Compensation Committee considers the severance benefits to be separate from the compensation payable to employees for their ongoing services and accordingly does not consider the value of the severance package when setting current compensation.

Equity Award Agreements

Under the terms of each named executive officer’s restricted stock unit agreements (other than Mr. Heald’s restricted stock unit agreements for RSUs granted to him prior to 2016), if the named executive officer’s employment is terminated as a result of a change in control (as defined in the applicable restricted stock unit agreement), the officer’s death or disability, or by the Company without cause, then all unvested RSUs will vest immediately.

Summary of Potential Payments Upon Termination or Change of Control as of December 31, 2015

The following table quantifies the amounts that would be payable to our named executive officers upon termination of their employment under the circumstances described above under “Employment Agreements” and a change of control of the Company. We calculated the amounts shown based upon each such named executive officer’s employment agreement, if applicable, described above and upon the hypothetical assumption that we terminated each named executive officer effective December 31, 2015. Mr. Heald was not party to an employment agreement in 2015 and entered into his employment agreement on March 1, 2016.

	Termination without Cause
Name	Cash Payments ($) (1)	Value of Benefits ($) (2)	Value of Stock with Accelerated Vesting ($)
John W. Casella	2,065,500	101,522	776,419
Edmond R. Coletta	529,638	19,261	452,261
Edwin D. Johnson	1,434,120	51,525	452,261
David L. Schmitt	441,872	24,799	138,610
Christopher B. Heald	—	—	—

	Immediately upon a Change of Control	Termination for Good Reason
Name	Value of Stock with Accelerated Vesting ($)	Cash Payments ($) (1)	Value of Benefits ($) (2)	Tax Reimbursement ($)	Value of Stock with Accelerated Vesting ($)
John W. Casella	776,419	2,065,500	101,522	1,485,312	776,419
Edmond R. Coletta	452,261	529,638	19,261	408,383	452,261
Edwin D. Johnson	452,261	1,434,120	51,525	934,241	452,261
David L. Schmitt	138,610	441,872	24,799	—	138,610
Christopher B. Heald	—	—	—	—	—

	Automatically upon Death			Termination for Disability
Name	Cash Payments ($) (1)	Value of Benefits ($) (2)	Value of Stock with Accelerated Vesting ($)	Cash Payments ($) (1)	Value of Benefits ($) (2)	Value of Stock with Accelerated Vesting ($)
John W. Casella	2,065,500	33,841	776,419	2,065,500	33,841	776,419
Edmond R. Coletta	529,638	—	452,261	529,638	19,261	452,261
Edwin D. Johnson	1,434,120	—	452,261	1,434,120	51,525	452,261
David L. Schmitt	441,872	—	138,610	441,872	24,799	138,610
Christopher B. Heald	—	—	—	—	—	—

(1)	The amounts in this column reflect payments, as described above, equal to a multiple of annual base salary in effect on December 31, 2015, and a bonus or other amount equal to a percentage of the base salary or annual incentive bonus for each named executive officer in accordance with the terms of his employment agreement.
(2)	The amounts in this column reflect payments for monthly COBRA premiums for continued health, dental and vision coverage, as well as payments for life insurance premiums for Messrs. John Casella, Coletta, Johnson and Schmitt as of December 31, 2015 and payments for monthly COBRA premiums for continued health and dental coverage for Mr. Heald as of December 31, 2015. For Mr. John Casella, payment of these benefits will continue for a period of three years, for each of Messrs. Coletta, Schmitt and Heald, a period of one year and for Mr. Johnson, a period of two years from the date of termination.

Director Compensation

We compensate our directors who are not our employees or employees of our subsidiaries. Accordingly, Mr. John Casella, who serves as our Chief Executive Officer, and Mr. Douglas Casella, who serves as President of Casella Waste Management, Inc., our wholly-owned subsidiary, do not receive any additional compensation for their service as directors.

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

Cash Compensation

In fiscal 2015, our non-employee directors were entitled to receive cash fees in consideration of their Board service as follows:

● Annual retainer fee for service on our Board	$45,000
● Additional annual retainer fee for service as Audit Committee Chair	$15,000
● Additional annual retainer fee for service as Compensation Committee Chair	$5,000
● Additional annual retainer fee for service as Nominations and Governance Committee Chair	$5,000
● Additional annual retainer fee for service as Lead Director	$75,000

Our non-employee directors are entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending Board meetings and meetings of committees on which he or she serves. Directors who begin their Board service during the year receive a pro-rata portion of the applicable retainer fees.

For fiscal 2016, our non-employee directors will be entitled to receive the cash fees described above in consideration of their Board service. In addition, Mr. Peters will receive a monthly payment of $3,125 in consideration of his monthly meetings with members of management on behalf of the Board.

Equity Compensation

Each new non-employee director receives a grant of shares of restricted Class A common stock on the date of such director’s initial election to our Board having a value on the date of grant of approximately $50,000, which vests in three equal annual installments beginning on the first anniversary of the date of grant. Each incumbent non-employee director, other than non-employee directors who were initially elected to our Board at any time after the prior year’s annual meeting of stockholders, receives at each annual meeting of stockholders an additional grant of shares of restricted Class A common stock having a value on the date of grant of approximately $50,000, which vests in three equal annual installments beginning on the first anniversary of the date of grant. Our Board adopted stock ownership guidelines for its non-employee directors that require each non-employee director to attain a share ownership level of our Class A common stock equal to $100,000. Each non-employee director is required to attain such ownership levels by the third annual meeting of stockholders following the first annual meeting of stockholders at which such non-employee director is elected to our Board.

The following table provides compensation information for fiscal 2015 for each of our non-employee directors.

Non-Employee Director Compensation for Fiscal 2015

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)
Michael K. Burke	45,000	74,989	119,989
James F. Callahan, Jr.	60,000	59,989	119,989
John F. Chapple III (4)	22,500	—	22,500
Joseph G. Doody	46,667	49,994	96,661
William P. Hulligan (5)	11,250	49,998	61,248
James P. McManus (6)	37,500	—	37,500
James E. O’Connor (7)	38,125	49,996	88,121
Emily Nagle Green	45,000	49,994	94,994
Gregory B. Peters (8)	125,000	49,994	174,994

(1)	Excludes Mr. John Casella, our Chief Executive Officer and Chairman of our Board, who does not receive compensation for his services as director and whose compensation as a named executive officer is reported in the Summary Compensation Table above, and Mr. Doug Casella, the Vice Chairman of our Board and President of Casella Waste Management, Inc., our wholly-owned subsidiary, who does not receive compensation for his services as director.
(2)

Amounts shown in this column reflect the aggregate grant date fair value, calculated in accordance with FASB ASC Topic 718, of restricted stock awards granted in fiscal 2015 under our 2006 Stock Incentive Plan for service on our Board, and for each of Messrs. Burke and Callahan, an additional restricted stock award for their contributions as members of the Nominations and

Governance Committee in identifying and vetting the nominees who were elected as members of our Board at the 2015 Annual Meeting and their additional responsibilities on behalf of our Board associated with the proxy contest. Restricted stock awards were granted at the fair market value as of the date of the grant, based upon the last reported sale price of our Class A common stock on the NASDAQ Stock Market. The restricted stock awards vest in equal annual installments over a three-year period beginning on the first anniversary of the date of grant. The individual restricted stock awards reflected in the compensation table above are summarized below.

Name	Grant Date	Number of Shares of Restricted Stock Granted in Fiscal 2015 (#)	Grant Date Fair Value of Awards Granted in Fiscal 2015 ($)
Michael K. Burke	11/6/2015	7,898	49,994
	11/19/2015	3,486	24,995
James F. Callahan, Jr.	11/6/2015	7,898	49,994
	11/19/2015	1,394	9,995
Joseph G. Doody	11/6/2015	7,898	49,994
William P. Hulligan	9/1/2015	8,333	49,998
Emily Nagle Green	11/6/2015	7,898	49,994
James E. O’Connor	7/7/2015	8,912	49,996
Gregory B. Peters	11/6/2015	7,898	49,994

(3)	As of December 31, 2015, our non-employee directors held the following aggregate number of unvested shares of restricted stock and shares underlying unexercised options as of such date:

Name	Number of Unvested Shares of Restricted Stock (#)	Number of Shares Underlying Unexercised Option Awards (#)
Michael K. Burke	19,585	7,500
James F. Callahan, Jr.	19,585	15,000
John F. Chapple III	—	—
Joseph G. Doody	19,585	15,000
William P. Hulligan	8,333	—
James P. McManus	—	—
Emily Nagle Green	19,585	—
James E. O’Connor	8,912	—
Gregory B. Peters	19,585	15,000

(4)	Mr. Chapple retired from our Board on July 7, 2015.
(5)	Mr. Hulligan was elected to our Board on September 1, 2015.
(6)	Mr. McManus retired from our Board on August 31, 2015.
(7)	Mr. O’Connor was elected to our Board on July 7, 2015 and was appointed as Lead Director on October 19, 2015.
(8)	Mr. Peters ceased serving as Lead Director on October 19, 2015. He received the full annual retainer fee of $75,000 for service as Lead Director and in consideration of his continued monthly meetings with members of management on behalf of the Board.

We have entered into or engaged in certain transactions with our directors or affiliates of our directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Relationship and Related Person Transactions.”

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in fiscal 2015 were Messrs. McManus (until his retirement from our Board on August 31, 2015), Chapple (until his retirement from our Board on July 7, 2015), Doody, O’Connor (effective as of July 28, 2015), and Peters and Ms. Nagle Green. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

By the Compensation Committee of the Board of Directors of Casella Waste Systems, Inc.

Joseph G. Doody, Chair
Emily Nagle Green
James E. O’Connor
Gregory B. Peters

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of April 15, 2016 information regarding the beneficial ownership of our capital voting stock by (a) each person or entity known by us to beneficially own more than 5% of any class of our common stock, (b) our directors and director nominees, (c) our named executive officers and (d) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Shares of Class A common stock that an individual or entity has a right to acquire within 60 days after April 15, 2016, including pursuant to options to purchase Class A common stock, Class B common stock convertible into Class A common stock and restricted stock unit awards subject to vesting, are included in the number of shares of Class A common stock beneficially owned by the person or entity and are deemed outstanding for purposes of computing the percentage of beneficial ownership owned by the person or entity, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity. Each share of Class B common stock is convertible at the discretion of the holder thereof into one share of Class A common stock. As of April 15, 2016, a total of 40,243,775 shares of Class A common stock were outstanding and a total of 988,200 shares of Class B common stock were outstanding. Except as otherwise indicated by footnote, we believe that the persons named in this table, based on information provided by these persons, have sole voting and investment power with respect to the securities indicated. Unless otherwise indicated, the address of each beneficial owner listed in the table is care of Casella Waste Systems, Inc., 25 Greens Hill Lane, Rutland, Vermont 05701.

	Class A Common Stock		Class B Common Stock		Combined Voting Percentage
Name of Beneficial Owner	# of Shares	% of Class	# of Shares	% of Class	(1)
5% Stockholders
Portolan Capital Management (2)	3,442,603	8.55%	—	—	6.87%
2 International Place, FL 26
Boston, MA 02110

RMB Capital Management, LLC (3)	3,190,757	7.93%	—	—	6.37%
115 S. LaSalle Street, 34th Floor
Chicago, IL 60603

BlackRock, Inc. (4)	2,648,242	6.58%	—	—	5.28%
55 East 52nd Street
New York, NY 10055

JCP Investment Partnership, LP (5)	2,446,723	6.08%	—	—	4.88%
1177 West Loop South, Suite 1650
Houston, TX 77027

Rutabaga Capital Management LLC (6)	2,144,151	5.33%	—	—	4.28%
64 Broad Street, 3rd Floor
Boston, MA 02109

	Class A Common Stock		Class B Common Stock		Combined Voting Percentage
Name of Beneficial Owner	# of Shares	% of Class	# of Shares	% of Class	(1)
Executive Officers and Directors
John W. Casella (7)	961,266	2.35%	494,100	50.0%	10.77%
Edmond R. Coletta (8)	216,659	*	—	—	*
Edwin D. Johnson (9)	612,322	1.51%	—	—	1.21%
David L. Schmitt (10)	61,324	*	—	—	*
Christopher B. Heald (11)	70,270	*	—	—	*
Michael K. Burke (12)	112,508	*	—	—	*
James F. Callahan, Jr. (13)	171,874	*	—	—	*
Douglas R. Casella (14)	1,223,897	3.00%	494,100	50.0%	11.30%
Joseph Doody (15)	97,980	*	—	—	*
William P. Hulligan (16)	108,333	*	—	—	*
Emily Nagle Green (17)	37,690	*	—	—	*
James E. O’Connor (18)	18,912	*	—	—	*
Gregory B. Peters (19)	107,664	*	—	—	*
Executive officers and directors as a group (13 people) (20)	3,801,149	9.05%	988,200	100.0%	24.94%

*	Represents less than 1% of the outstanding shares of the respective class of our voting stock and/or less than 1% of total ownership of equity securities.
(1)	This column represents voting power rather than percentage of equity interest as each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to ten votes. Combined, the Class A common stock (40,243,775 votes) and the Class B common stock (9,882,000 votes) entitle their holders to an aggregate of 50,125,775 votes as of April 15, 2016. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law.
(2)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 2 to Schedule 13G that was filed with the SEC by Portolan Capital Management, LLC on February 10, 2016. Portolan Capital Management, LLC reports direct beneficial ownership, sole voting power and sole dispositive power with respect to 3,442,603 shares. George McCabe, the manager of Portolan Capital Management, LLC reports indirect beneficial ownership, sole voting power and sole dispositive power with respect to 3,442,603 shares.
(3)	We obtained information regarding beneficial ownership of these shares solely from an Amendment to Schedule 13G that was filed with the SEC by RMB Capital Holdings, LLC, RMB Capital Management, LLC, Iron Road Capital Partners L.L.C. and South LaSalle Managers, LLC on February 1, 2016. RMB Capital Holdings, LLC reports shared voting power and shared dispositive power with respect to 3,190,757 shares. RMB Capital Management, LLC reports shared voting power and shared dispositive power with respect to 3,190,757 shares. Iron Road Capital Partners L.L.C. reports shared voting power and shared dispositive power with respect to 2,248,067 shares. South LaSalle Managers, LLC reports shared voting power and shared dispositive power with respect to 615,049 shares.
(4)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 5 to Schedule 13G that was filed with the SEC by BlackRock, Inc., or BlackRock, on January 26, 2016. BlackRock reports sole voting power with respect to 2,577,860 shares and sole dispositive power with respect to 2,648,242 shares.
(5)

We obtained information regarding beneficial ownership of these shares solely from Amendment No. 5 to Schedule 13D that was filed with the SEC by JCP Investment Partnership, LP (“JCP Partnership”), JCP Single-Asset Partnership, LP (“JCP Single-Asset”), JCP Investment Partners, LP (“JCP Partners”), JCP Investment Holdings, LLC (“JCP Holdings”), JCP Investment Management, LLC (“JCP Management”) and James C. Pappas on February 2, 2016. JCP Partnership reports sole voting power and sole dispositive power with respect to 1,621,569 shares. JCP Single-Asset reports sole voting power and sole dispositive power with respect to 825,154 shares. JCP Partners, which serves as the general partner of JCP Partnership and JCP Single-Asset, reports sole voting power and sole dispositive power with respect to 2,446,723 shares. JCP Holdings, which serves as the general partner of JCP Partners, reports sole voting power and sole dispositive power with respect to 2,446,723 shares. JCP Management, which serves as the investment manager of JCP Partnership and JCP Single-Asset, reports sole voting power and sole dispositive power with respect to 2,446,723 shares. James C. Pappas, who serves as the managing member of JCP Management and sole member of JCP Holdings, reports sole voting power and sole dispositive power with respect to 2,446,723 shares.
(6)	We obtained information regarding beneficial ownership of these shares solely from Amendment No. 1 to Schedule 13G that was filed with the SEC by Rutabaga Capital Management on February 11, 2016. Rutabaga Capital Management reports sole voting power with respect to 1,738,134 shares, shared voting power with respect to 406,017 shares and sole dispositive power with respect to 2,144,151 shares.
(7)	Consists of (a) 385,890 shares of Class A common stock, (b) 80,582 shares of Class A common stock issuable to Mr. John Casella pursuant to stock options exercisable within 60 days of April 15, 2016, (c) 694 shares of Class A common stock held by Mr. John Casella’s spouse and (d) 494,100 shares of Class A common stock issuable at any time at the discretion of the holder upon the conversion of Class B common stock on a one-for-one basis.
(8)	Consists of (a) 83,659 shares of Class A common stock and (b) 133,000 shares of Class A common stock issuable to Mr. Coletta pursuant to stock options exercisable within 60 days of April 15, 2016.
(9)	Consists of (a) 187,322 shares of Class A common stock and (b) 425,000 shares of Class A common stock issuable to Mr. Johnson pursuant to stock options exercisable within 60 days of April 15, 2016.
(10)	Consists of (a) 46,324 shares of Class A common stock and (b) 15,000 shares of Class A common stock issuable to Mr. Schmitt pursuant to stock options exercisable within 60 days of April 15, 2016.
(11)	Consists of (a) 48,420 shares of Class A common stock and (b) 22,300 shares of Class A common stock issuable to Mr. Heald pursuant to stock options exercisable within 60 days of April 15, 2016.
(12)	Consists of (a) 105,008 shares of Class A common stock and (b) 7,500 shares of Class A common stock issuable to Mr. Burke pursuant to stock options exercisable within 60 days of April 15, 2016.
(13)	Consists of (a) 128,917 shares of Class A common stock, (b) 15,000 shares of Class A common stock issuable to Mr. Callahan pursuant to stock options exercisable within 60 days of April 15, 2016 and (c) 27,957 shares of Class A common stock held by the James F. Callahan, Jr. 1998 Trust, of which Mr. Callahan and his spouse are trustees.
(14)	Consists of (a) 685,797 shares of Class A common stock, (b) 44,000 shares of Class A common stock issuable to Mr. Douglas Casella pursuant to stock options exercisable within 60 days of April 15, 2016 and (c) 494,100 shares of Class A common stock issuable at any time at the discretion of the holder upon the conversion of Class B common stock on a one-for-one basis.
(15)	Consists of (a) 82,980 shares of Class A common stock and (b) 15,000 shares of Class A common stock issuable to Mr. Doody pursuant to stock options exercisable within 60 days of April 15, 2016.
(16)	Consists of 108,333 shares of Class A common stock held by the William P. Hulligan Revocable Trust, of which Mr. Hulligan is trustee.
(17)	Consists of 37,690 shares of Class A common stock.
(18)	Consists of (a) 8,912 shares of Class A common stock and (b) 10,000 shares of Class A common stock held by the James O’Connor Revocable Trust, of which Mr. O’Connor is trustee.
(19)	Consists of (a) 92,664 shares of Class A common stock and (b) 15,000 shares of Class A common stock issuable to Mr. Peters pursuant to stock options exercisable within 60 days of April 15, 2016.
(20)	Consists of (a) 2,040,567 shares of Class A common stock, (b) 772,382 shares of Class A common stock issuable pursuant to stock options exercisable within 60 days of April 15, 2016 and (c) 988,200 shares of Class A common stock issuable upon the conversion of Class B common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

We engage Casella Construction, Inc., a company owned by John W. Casella, our Chief Executive Officer and the Chairman of our Board, and Douglas R. Casella, the Vice Chairman of our Board, to provide construction services for us, including construction, closure and capping activities at our landfills. Total purchased services from Casella Construction, Inc. charged to operations or capitalized to landfills for fiscal 2015 was $1,340,629, of which $27,625 was outstanding and included in either accounts payable or other current liabilities at December 31, 2015. In addition, we have approved ongoing contracts with Casella Construction, Inc., which we expect will result in additional payments by us to Casella Construction, Inc. In 2015, Casella Construction, Inc. contributed $350,000 in cash and $390,000 in non-compensable services for work performed at our Southbridge landfill to assist in the remediation of the site as a part of our settlement with the Massachusetts’ Office of the Attorney General.

We are also party to two real estate leases with Casella Associates, LLP, a Vermont limited liability company owned by Messrs. John Casella and Douglas Casella. These leases relate to our corporate headquarters in Rutland, Vermont and our Montpelier, Vermont facility, and provide for aggregate monthly payments by us of $27,375, subject to an annual escalation provision based on increases in the consumer price index, through their expiration in April 2018. These leases include a five year lessee renewal option with terms consistent with the current leases.

From 1977 to 1992, we operated an unlined landfill located in Whitehall, New York owned by Bola, Inc., a corporation owned by Messrs. John Casella and Douglas Casella, which operated as a single-purpose real estate holding company. We paid the cost of closing this landfill in 1992, and have agreed to pay all post-closure obligations. In fiscal 2015, we paid an aggregate of $9,230 pursuant to this arrangement. As of December 31, 2015, we had accrued $74,615 for costs related to those post-closure obligations.

In fiscal 2015, we granted Mr. Douglas Casella a restricted stock unit award with a grant date fair value of $120,618 and paid $6,965 for life insurance premiums in connection with Mr. Douglas Casella’s service as President of Casella Waste Management, Inc., our wholly-owned subsidiary.

Michael Casella, the son of Mr. John Casella, is employed by the Company as a general manager. From January 1, 2015 through December 31, 2015, Mr. Michael Casella earned $132,070 as salary, bonus, and other benefits related to his employment and received a restricted stock unit award with a grant date fair value of $8,001.

Elizabeth Casella, the daughter of Mr. John Casella, is employed by the Company as Director, Solutions Development & Coordination. From January 1, 2015 through December 31, 2015, Ms. Casella earned $115,557 as salary, bonus, grant date fair value of restricted stock units and other benefits related to her employment and received a restricted stock unit award with a grant date fair value of $5,998.

We have entered into employment agreements with certain of our officers. See “Item 11. Executive Compensation – Potential Payments Upon Termination or Change of Control – Employment Agreements.”

Board Determination of Independence

Our Second Amended and Restated Certificate of Incorporation and our By-Laws provide for the classification of our Board into three classes, each having as nearly an equal number of directors as possible. The terms of service of the three classes are staggered so that the term of one class expires each year. At each annual meeting of stockholders, directors are elected for a full term of three years to continue or succeed those directors whose terms are expiring.

Our Board currently consists of nine directors. Class I consists of James F. Callahan, Jr., Douglas R. Casella and Michael K. Burke, each with a term ending at the 2016 Annual Meeting of Stockholders. Class II consists of Gregory B. Peters, Joseph G. Doody and Emily Nagle Green, each with a term ending at the 2017 Annual Meeting of Stockholders. Class III consists of John W. Casella, William P. Hulligan and James E. O’Connor, each with a term ending at the 2018 Annual Meeting of Stockholders.

Under the applicable rules of the NASDAQ Stock Market, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board determined that none of Ms. Nagle Green or Messrs. Burke, Callahan, Doody, Hulligan, O’Connor and Peters has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. The Board also determined that Mr. Chapple, a former director, was an “independent director” prior to his retirement from our Board on July 7, 2015 and that Mr. McManus, a former director, was an “independent director” prior to his retirement from our Board on August 31, 2015.

Our Board has established three standing committees—Audit, Compensation and Nominations and Governance—each of which operates under a charter that was approved by our Board.

Our Board determined that all of the members of each of its three committees are independent as defined under the rules of NASDAQ, including, in the case of all members of the Audit Committee, the independence requirements under Rule 10A-3 under the Exchange Act, and, in the case of all members of the Compensation Committee, the independence requirements under Rule 10C-1 under the Exchange Act. Our current non-employee directors serve on the committees of our Board as follows:

	Audit Committee	Compensation Committee	Nominations and Governance Committee
Michael K. Burke
James F. Callahan
Joseph G. Doody
William P. Hulligan
Emily Nagle Green
James E. O’Connor**
Gregory B. Peters

**	Lead Independent Director
Chairperson
Member

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

RSM US LLP served as our independent auditors for fiscal 2015, transition period 2014 and fiscal 2014. A summary of the fees billed for services rendered by RSM US LLP in fiscal 2015, transition period 2014 and fiscal 2014 is set forth in the table below.

	Period	Audit Fees (1)	Audit Related Fees (2)	Tax Fees (3)	All Other Fees (4)	Total Fees
RSM US LLP	Fiscal 2015	$1,124,693	$22,204	$13,100	$7,603	$1,167,601
RSM US LLP	Transition period 2014	$1,202,675	$21,163	$38,000	$20,631	$1,282,469
RSM US LLP	Fiscal 2014	$1,002,102	$19,379	$—	$—	$1,021,481

(1)	Audit fees consist of fees for the audit of our financial statements, the audit of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements. This amount includes reimbursement of out of pocket costs in fiscal 2015, transition period 2014 and fiscal 2014 of $79,243, $70,576 and $75,102, respectively.
(2)	Audit related fees consist of fees billed for the audit of our 401(k) benefit plan. This amount includes reimbursement of out of pocket costs in fiscal 2015, transition period 2014 and fiscal 2014 of $2,892, $2,713 and $1,611, respectively.
(3)	Tax fees consist of fees billed for general tax consultation.
(4)	Consists of fees billed for all other services provided by RSM US LLP related to enterprise risk management. This amount includes reimbursement of out-of-pocket costs in fiscal 2015 and transition period 2014 of $1,255 and $631, respectively.

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditors. This policy generally provides that we will not engage an independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.

The Audit Committee pre-approved 100% of the audit and non-audit services performed by our independent auditors in fiscal 2015, transition period 2014 and fiscal 2014. No services were approved pursuant to the de minimis exception to the Audit Committee pre-approval requirements.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements. See Index to Consolidated Financial Statements in Item 15 of the registrant’s Original Form 10-K.

(a)(2)	Financial Statement Schedules:
Schedule II – Valuation and Qualifying Accounts set forth immediately following the signatures to the Original Form 10-K.

All other schedules have been omitted because the required information is not significant or is included in the consolidated financial statements or notes thereto, or is not applicable.

(a)(3)	Exhibits:
The Exhibits that are filed as part of this Annual Report on Form 10-K or that are incorporated by reference herein are set forth in the Exhibit Index immediately following the signatures to this Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASELLA WASTE SYSTEMS, INC.

Dated: April 29, 2016	By:	/s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 of Casella as filed November 12, 1999 (file no. 333-90913)).

2.2	Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on March 3, 2011 (file no. 000-23211)).

2.3	Stock Purchase Agreement dated as of December 6, 2012 among Casella, Blow Bros., the stockholders of Blow Bros. named therein, Arthur E. St. Hilaire (solely in his capacity as the Representative), and Trash Lady, LLC and Trash Lady NH, LLC (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 10, 2012 (file no. 000-23211)).

2.4	Membership Interest Purchase Agreement dated December 5, 2013, by and among Casella Waste Systems, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 5, 2013 (file no. 000-23211)).

3.1	Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella as filed on December 7, 2007 (file no. 000-23211)).

3.2	Third Amended and Restated By-Laws of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K of Casella as filed on February 27, 2009 (file no. 000-23211)).

4.1	Form of stock certificate of Casella Class A common stock (incorporated herein by reference to Exhibit 4 to Amendment No. 2 to the registration statement on Form S-1 of Casella as filed on October 9, 1997 (file no. 333-33135)).

4.2	Certificate of Designation creating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on August 18, 2000 (file no. 000-23211)).

4.3	Indenture, dated February 7, 2011, by and among Casella, the Guarantors named therein and U.S. Bank National Association, as Trustee, governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.4	Registration Rights Agreement, dated as of February 7, 2011, by and among Casella, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc. and Comerica Securities, Inc., relating to the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 99.1 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.5	Registration Rights Agreement, dated October 9, 2012, by and among Casella, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Comerica Securities, Inc. and KeyBanc Capital Markets Inc., governing the 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on October 9, 2012 (file no. 000-23211)).

4.6	Form of 7.75% Senior Subordinated Notes due 2019 (incorporated herein by reference to Exhibit A to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on February 8, 2011 (file no. 000-23211)).

4.7	FAME Financing Agreement, dated as of August 1, 2015, between Casella and the Finance Authority of Maine (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on August 27, 2015 (file no. 000-23211)).

4.8	FAME Guaranty Agreement, dated as of August 1, 2015, by and between the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on August 27, 2015 (file no. 000-23211)).

4.9	Loan Agreement, dated as of December 1, 2014, between New York State Environmental Facilities Corporation and Casella (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

4.10	NYSEFC Guaranty Agreement, dated as of December 1, 2014, by and between the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

Exhibit No.	Description

4.11	BFA Guaranty Agreement, dated as of October 1, 2014, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on October 16, 2014 (file no. 000-23211)).

4.12	Financing Agreement dated as of March 1, 2013 between Casella and the Vermont Economic Development Authority, relating to issuance of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed April 5, 2013 (file no. 000-23211)).

4.13	VEDA Guaranty Agreement, dated as of March 1, 2013, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 4.8 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

4.14	Financing Agreement dated as of March 1, 2013 between Casella and the Business Finance Authority of the State of New Hampshire, relating to issuance of Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on April 5, 2013 (file no. 000-23211)).

4.15	Financing Agreement between Casella and Finance Authority of Maine, dated as of December 1, 2005, relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2005 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on January 4, 2006 (file no. 000-23211)).

4.16	First Amendment dated as of January 29, 2012 to Financing Agreement dated as of December 1, 2005, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

4.17	FAME Guaranty Agreement, dated as of January 29, 2012, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on March 2, 2012 (file no. 000-23211)).

10.1*	1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form S-1 of Casella as filed on September 24, 1997 (file no. 333-33135)).

10.2*	Form of Nonstatutory Stock Option Agreement granted under the Amended and Restated 1997 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 9, 2004 (file no. 000-23211)).

10.3*	Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Appendix 1 to the Definitive Proxy Statement on Schedule 14A of Casella as filed on September 21, 1998).

10.4*	Form of Incentive Stock Option Agreement granted under the Amended and Restated 1997 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 9, 2004 (file no. 000-23211)).

10.5	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Rutland lease) (incorporated herein by reference to Exhibit 10.17 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.6	Second Amendment to Lease Agreement, by and between Casella Associates and Casella Waste Management, Inc., dated as of November 20, 1997 (Rutland lease). (incorporated herein by reference to Exhibit 10.25 to the registration statement on Form S-1 of Casella as filed on June 25, 1998 (file no. 333-57745)).

10.7	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.7 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.8	Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.9	Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella, amending Lease Agreement dated August 1, 1993, as amended (Montpelier lease) (incorporated herein by reference to Exhibit 10.9 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.10	Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and Casella Waste Systems, Inc. dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

Exhibit No.	Description

10.11*	Employment Agreement between Casella and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on August 4, 2000 (file no. 000-23211)).

10.12*	Amendment to Employment Agreement by and between Casella and John W. Casella dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.13†*	2006 Stock Incentive Plan, as amended.

10.14*	Form of Incentive Stock Option Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.15*	Form of Restricted Stock Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.16*	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.16 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.17*	Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.17 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.18*	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.18 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.19*	Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.19 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.20*	Form of Performance Share Unit Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on September 4, 2008 (file no. 000-23211)).

10.21	Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Lender, and the other lenders party thereto, Casella and Casella’s subsidiaries identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).

10.22	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of April 27, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.50 to the annual report on Form 10-K of Casella as filed on June 28, 2012 (file no. 000-23211)).

10.23	Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of September 20, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on December 4, 2012 (file no. 000-23211)).

10.24	Third Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2013, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on June 26, 2013 (file no. 000-23211)).

10.25	Loan and Security Agreement, dated as of February 27, 2015, among Casella, the subsidiaries of Casella identified therein and Bank of America, N.A., as agent for the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 3, 2015 (file no. 00-23211)).

10.26	First Amendment to Loan and Security Agreement, dated as of June 26, 2015, by and among Casella, its subsidiaries listed in Schedule 1 to the Loan and Security Agreement, dated as of February 27, 2015, the lenders from time to time party thereto, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 3, 2015 (file no. 00-23211)).

10.27*	Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

Exhibit No.	Description

10.28*	Letter Agreement between Casella and Edwin D. Johnson dated as of February 12, 2013 (incorporated herein by reference to Exhibit 10.26 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.29*	Employment Agreement between Casella and David L. Schmitt dated as of May 31, 2006, as amended (incorporated herein by reference to Exhibit 10.27 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.30*	Employment Agreement between Casella and Edmond Coletta dated as of September 1, 2012 (incorporated herein by reference to Exhibit 10.28 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.31	Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella, amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.29 to the annual report on
Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

12.1 †	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1 †	Subsidiaries of Casella Waste Systems, Inc.

23.1 †	Consent of RSM US LLP

31.1 †	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 †	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.3 +	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4 +	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

†	Previously filed with the Original Form 10-K.
+	Filed herewith.
*	This is a management contract or compensatory plan or arrangement.
**	Previously filed as Exhibit 101 to the Original Form 10-K are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015, December 31, 2014 and April 30, 2014, (ii) Consolidated Statements of Operations for fiscal year 2015, transition period 2014, fiscal year 2014 and fiscal year 2013, (iii) Consolidated Statements of Comprehensive Loss for fiscal year 2015, transition period 2014, fiscal year 2014 and fiscal year 2013, (iv) Consolidated Statement of Stockholders’ (Deficit) Equity for fiscal year 2015, transition period 2014, fiscal year 2014 and fiscal year 2013, (v) Consolidated Statements of Cash Flows for fiscal year 2015, transition period 2014, fiscal year 2014 and fiscal year 2013, and (vi) Notes to Consolidated Financial Statements.