Form 10-Q
period 2016-03-31
CASELLA WASTE SYSTEMS INC
filed 2016-05-05
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2016:

Class A common stock, $0.01 par value per share:	40,243,775
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1. FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,648	$2,312
Accounts receivable - trade, net of allowance for doubtful accounts of $989 and $988, respectively	53,034	60,167
Refundable income taxes	660	651
Prepaid expenses	9,421	7,670
Inventory	4,474	4,282
Other current assets	1,495	1,586

Total current assets	70,732	76,668

Property, plant and equipment, net of accumulated depreciation and amortization of $802,815 and $789,766, respectively	397,107	402,252
Goodwill	118,976	118,976
Intangible assets, net	8,728	9,252
Restricted assets	871	2,251
Cost method investments	12,333	12,333
Other non-current assets	11,659	11,937

Total assets	$620,406	$633,669

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,458	$1,448
Accounts payable	38,809	44,921
Accrued payroll and related expenses	5,579	8,175
Accrued interest	5,173	12,305
Current accrued capping, closure and post-closure costs	706	732
Other accrued liabilities	18,660	17,765

Total current liabilities	70,385	85,346

Long-term debt and capital leases, less current portion	513,220	505,985
Accrued capping, closure and post-closure costs, less current portion	41,549	40,309
Deferred income taxes	5,695	5,595
Other long-term liabilities	18,073	18,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,243,000 and 40,064,000 shares issued and outstanding, respectively	402	401

Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share	10	10
Additional paid-in capital	345,236	344,518
Accumulated deficit	(374,067)	(366,459)
Accumulated other comprehensive (loss) income, net of tax	(76)	7

Total Casella Waste Systems, Inc. stockholders’ deficit	(28,495)	(21,523)
Noncontrolling interests	(21)	(74)

Total stockholders’ deficit	(28,516)	(21,597)

Total liabilities and stockholders’ deficit	$620,406	$633,669

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended March 31,
	2016	2015

Revenues	$125,432	$116,577

Operating expenses:
Cost of operations	90,418	87,833
General and administration	18,587	16,805
Depreciation and amortization	14,453	13,748
Divestiture transactions	—	(4,935)

	123,458	113,451

Operating income	1,974	3,126

Other expense (income):
Interest income	(104)	(141)
Interest expense	10,030	10,126
(Gain) loss on debt extinguishment	(48)	521
Loss on derivative instruments	—	151
Other income	(141)	(164)

Other expense, net	9,737	10,493

Loss before income taxes	(7,763)	(7,367)
(Benefit) provision for income taxes	(149)	596

Net loss	(7,614)	(7,963)

Less: Net (loss) income attributable to noncontrolling interests	(6)	1,308

Net loss attributable to common stockholders	$(7,608)	$(9,271)

Basic and diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	40,996	40,417

Basic and diluted earnings per share	$(0.19)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Net loss	$(7,614)	$(7,963)
Other comprehensive loss, net of tax:
Unrealized loss resulting from changes in fair value of marketable securities	(83)	(34)

Other comprehensive loss, net of tax	(83)	(34)

Comprehensive loss	(7,697)	(7,997)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(6)	1,308

Comprehensive loss attributable to common stockholders	$(7,691)	$(9,305)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
	Total	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Noncontrolling Interests
Balance, December 31, 2015	$(21,597)	40,064	$401	988	$10	$344,518	$(366,459)	$7	$(74)
Net loss	(7,614)	—	—	—	—	—	(7,608)	—	(6)
Other comprehensive loss	(83)	—	—	—	—	—	—	(83)	—
Issuances of Class A common stock	(3)	179	1	—	—	(4)	—	—	—
Stock-based compensation	722	—	—	—	—	722	—	—	—
Contribution from noncontrolling interest holder	59	—	—	—	—	—	—	—	59

Balance, March 31, 2016	$(28,516)	40,243	$402	988	$10	$345,236	$(374,067)	$(76)	$(21)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(7,614)	$(7,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,453	13,748
Depletion of landfill operating lease obligations	1,950	1,690
Interest accretion on landfill and environmental remediation liabilities	886	848
Amortization of debt issuance costs and discount on long-term debt	1,040	938
Stock-based compensation	722	660
Gain on sale of property and equipment	(203)	(46)
Divestiture transactions	—	(4,935)
(Gain) loss on debt extinguishment	(48)	521
Loss on derivative instruments	—	151
Deferred income taxes	100	(49)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	7,133	3,237
Accounts payable	(6,112)	(9,108)
Prepaid expenses, inventories and other assets	(1,492)	3,483
Accrued expenses and other liabilities	(9,091)	(8,870)

Net cash provided by (used in) operating activities	1,724	(5,695)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(9,848)	(4,444)
Payments on landfill operating lease contracts	(500)	(478)
Proceeds from divestiture transactions	—	4,550
Proceeds from sale of property and equipment	359	89

Net cash used in investing activities	(9,989)	(283)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	64,300	197,591
Principal payments on long-term debt	(57,948)	(186,500)
Payments of debt issuance costs	(99)	(6,852)
Change in restricted cash	1,348	4,086
Distributions to noncontrolling interest holder	—	(1,495)

Net cash provided by financing activities	7,601	6,830

Net (decrease) increase in cash and cash equivalents	(664)	852
Cash and cash equivalents, beginning of period	2,312	2,205

Cash and cash equivalents, end of period	$1,648	$3,057

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16,122	$15,336
Income taxes, net of refunds	$101	$30

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

The accompanying unaudited consolidated financial statements, which include the accounts of the Parent, our wholly-owned subsidiaries and any partially owned entities over which we have a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on March 2, 2016.

For comparative purposes, certain prior period amounts in the consolidated financial statements, including the presentation of debt issuance costs, have been reclassified to conform to the current period presentation. See Note 2, Accounting Changes for discussion regarding changes to the presentation of debt issuance costs and Note 5, Long-Term Debt for the updated disclosure.

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2016 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Subsequent Events

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2016, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING CHANGES

The following table provides a brief description of recent Accounting Standards Updates (“ASUs”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) deemed to have a material effect on our consolidated financial statements upon adoption:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that were adopted effective January 1, 2016
ASU 2016-09: Compensation - Stock Compensation (Topic 718)	Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.	The adoption of this ASU resulted in the following: (1) our stock-based compensation accounting policy was updated to record stock-based compensation expense for all equity-based awards by accounting for forfeitures as they occur; (2) our accounting for excess tax benefits and tax deficiencies in the calculation of income tax expense was updated; and (3) excess tax benefits are classified as a cash flow from operating activity and are no longer separated from income tax cash flows and classified as a cash flow from financing activity.

ASU 2015-03 and 15: Imputation of Interest (Topic 835-30)	To simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	The adoption of this ASU resulted in the presentation of debt issuance costs on our balance sheet being treated as a direct reduction of the carrying amount of the debt liability rather than a capitalized asset. See Note 5, Long-Term Debt for the updated disclsoure.

The following table provides a brief description of recent accounting pronouncements that may have a material effect on our consolidated financial statements upon adoption:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that are not yet adopted
ASU 2016-02: Leases (Topic 842)	Requires that a lessee recognize at the commencement date a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.	The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and lease liability for all leases. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

ASU 2016-01: Financial Instruments - Overall (Topic 825-10)	Requires the following: (1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and the elimination of the disclosure requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.	The adoption of this ASU results in a cumulative-effect adjustment to the balance sheet, the recognition of changes in fair value of certain equity investments in net income, and enhanced dislosure. Thus guidance is effective January 1, 2018 with a cumulative-effect adjustment.

ASU 2014-09 and ASU 2015-14: Revenue from Contracts with Customers (Topic 718)	The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.	We are currently evaluating the alternative methods of adoption and the effect on our consolidated financial statements and related disclosures. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

3.	INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Covenants Not-to-Compete	Client Lists	Total
Balance, March 31, 2016
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(16,301)	(8,302)	(24,603)

	$965	$7,763	$8,728

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2015
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(16,198)	(7,881)	(24,079)

	$1,068	$8,184	$9,252

Intangible amortization expense for the three months ended March 31, 2016 and 2015 was $524 and $749, respectively.

Estimated Future Amortization Expense as of March 31, 2016:
For the fiscal year ending December 31, 2016	$1,524
For the fiscal year ending December 31, 2017	$1,784
For the fiscal year ending December 31, 2018	$1,581
For the fiscal year ending December 31, 2019	$1,213
For the fiscal year ending December 31, 2020	$1,020
Thereafter	$1,606

4.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE

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

	Three Months Ended March 31,
	2016	2015
Beginning balance	$41,041	$39,829
Obligations incurred	526	441
Accretion expense	886	828
Obligations settled (1)	(198)	(504)

Ending balance	$42,255	$40,594

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

5.	LONG-TERM DEBT

Long-term debt and capital leases consisted of the following:

	March 31, 2016	December 31, 2015
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bearing interest at one-month LIBOR plus 2.25%	$68,000	$57,422

Tax-Exempt Bonds:
New York State Enviornmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019, bearing interest at 3.75%	25,000	25,000

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025, bearing interest at 5.125%	15,000	15,000

Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000

Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	11,000

Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600

Other:
Capital leases maturing through April 2023, bearing interest at up to 7.70%	3,997	4,130

Notes payable maturing through December 2017, bearing interest at up to 7.00%	1,167	1,167

Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75%	366,070	370,300

Principal amount of long-term debt and capital leases	531,234	525,019
Less—unamortized discount and debt issuance costs (1)	16,556	17,586

Long-term debt and capital leases less unamortized discount and debt issuance costs	514,678	507,433
Less—current maturities of long-term debt	1,458	1,448

	$513,220	$505,985

(1)	Unamortized discount and debt issuance costs associated with each respective debt instrument are as follows:

	March 31, 2016	December 31, 2015
Senior Secured Asset-Based Revolving Credit Facility	$5,335	$5,593
New York State Enviornmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,361	1,407
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	553	566
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	812	830
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	628	636
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	659	690
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	34	35
Senior Subordinated Notes	7,174	7,829

	$16,556	$17,586

(Gain) Loss on Debt Extinguishment

Senior Subordinated Notes. In the three months ended March 31, 2016, we repurchased and permanently retired $4,230 aggregate principal amount of 7.75% senior subordinated notes due February 2019 (“2019 Notes”) at a repurchase price of $96.75 in order to maximize interest savings by paying down our most expensive debt. As a result of the repurchase, we recorded a gain on debt extinguishment of $48 in the three months ended March 31, 2016 related to the non-cash gain associated with the below par repurchase price, net of the write off of debt issuance costs and unamortized original issue discount in proportion with the settlement amount.

Senior Credit Facility. In the three months ended March 31, 2015, we recorded a charge of $521 as a loss on debt extinguishment related to the write-off of debt issuance costs in connection with changes to the borrowing capacity from the senior revolving credit and letter of credit facility that was due March 2016 (“Senior Credit Facility”) to the new senior secured asset-based revolving credit and letter of credit facility due February 2020 (“ABL Facility”). The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility, are to be amortized over the term of the ABL Facility.

6.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or allegations of environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we have been named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business.

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

Expera Old Town, LLC v. Casella Waste Systems, Inc.

On or about November 6, 2015, Expera Old Town, LLC (“Expera”) filed a lawsuit against us in Maine Superior Court, seeking damages for breach of contract and unjust enrichment and an action for declaratory judgment (“Lawsuit”). Expera was a successor-in-interest to a contract between us and Old Town Fuel and Fiber (“OTFF”), the former owner of a pulp manufacturing facility (“Facility”) located in Old Town, Maine (“Contract”). Expera purchased the Facility during the pendency of the bankruptcy of OTFF. Since the filing of the Lawsuit, Expera has sold the Facility and related assets to MFGR LLC (“MFGR”). MFGR alleged that we had the obligation to provide a specialized type of wood fuel to the Facility or, alternatively, that we owed a “Fuel Replacement Fee” of up to $2,000 a year (subject to the possibility of certain credits against such payments). The Contract was to expire in 2036.

On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Superior Court on April 15, 2016. On or about April 12, 2016, the Parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we will pay MFGR $1,250 upon execution of the SA, and $350 a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we have recorded a reserve of $2,616 as of March 31, 2016. This includes a contract settlement charge of $1,940 and $676 of operating expenses recorded in the fiscal year ended December 31, 2015. We also have reserved $46 as of March 31, 2016 for legal costs associated with the Lawsuit and SA.

We have also entered into a new leachate disposal agreement at market prices with MFGR for the treatment of leachate from the landfill managed by us for the state of Maine located in Old Town, Maine (“Juniper Ridge”), and MFGR has entered into a waste disposal agreement at market prices with us for the disposal at Juniper Ridge of waste materials produced in the demolition or re-purposing of the Facility.

Environmental Remediation Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represents our potential or outstanding material claims.

Southbridge Recycling & Disposal Park, Inc.

In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the landfill operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the landfill, we will work with the Town of Southbridge, the landfill owner, to evaluate and possibly allocate the liabilities related to that contamination. In February 2016, we received a Notice of Intent to Sue under the Resource Conservation and Recovery Act from a law firm representing residents from approximately 40 homes located in the vicinity of the landfill, indicating its intent to file suit against us. We believe it is reasonably possible that a loss may occur as a result of this potential matter although an estimate of loss cannot be reasonably estimated at this time.

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

	Three Months Ended March 31,
	2016	2015
Beginning balance	$5,221	$5,142
Accretion expense	—	20

Ending balance	$5,221	$5,162

7.	STOCKHOLDERS’ EQUITY

Stock Based Compensation

Shares Available For Issuance

In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as were subject to stock options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Stock Option Plan, and 1997 Stock Incentive Plan (“Prior Plans”), which were not actually issued under the Prior Plans because such stock options expire or otherwise result in shares not being issued. As of March 31, 2016, there were 546 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued. No awards may be granted under the 2006 Plan after October 10, 2016 and accordingly we expect to implement a new stock incentive plan which would be recommended to stockholders for approval at the 2016 Annual Meeting of Stockholders.

Stock Options

Stock options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

The following table summarizes stock option activity:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,297	$7.03
Granted	—	$—
Exercised	—	$—
Forfeited	(30)	$11.24

Outstanding, March 31, 2016	1,267	$6.93	5.4	$1,717

Exercisable, March 31, 2016	932	$7.29	4.1	$1,388

Expected to vest, March 31, 2016	1,266	$6.93	5.4	$1,715

Stock-based compensation expense for stock options was $146 during the three months ended March 31, 2016, as compared to $157 during the three months ended March 31, 2015.

As of March 31, 2016, total unrecognized stock-based compensation expense related to outstanding stock options was $1,078, which will be recognized over a weighted average period of 2.1 years.

Other Stock Awards

We grant restricted stock awards, restricted stock units and performance-based stock units under the 2006 Plan at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance-based stock units vest at a future date following the grant date and are based on the attainment of certain performance targets.

The following table summarizes restricted stock, restricted stock unit and performance-based stock unit activity:

	Restricted Stock, Restricted Stock Units, and Performance-Based Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	962	$4.49
Granted	400	$6.32
Class A Common Stock Vested	(180)	$4.19
Forfeited	(4)	$4.74

Outstanding, March 31, 2016	1,178	$5.16	2.0	$1,798

Expected to vest, March 31, 2016	986	$5.09	1.9	$1,584

(1)	Performance-based stock units are included at the 100% attainment level. Attainment of the maximum performance targets could result in the issuance of an additional 43 shares of Class A common stock.

Stock-based compensation expense related to restricted stock, restricted stock units and performance-based stock units was $550 during the three months ended March 31, 2016, as compared to $486 during the three months ended March 31, 2015.

During the three months ended March 31, 2016, the total fair value of other stock awards vested was $1,006.

As of March 31, 2016, total unrecognized compensation expense related to outstanding restricted stock and restricted stock units was $3,839, which will be recognized over a weighted average period of 1.9 years. Maximum unrecognized stock-based compensation expense as of March 31, 2016 related to outstanding performance-based stock units was $451 to be recognized over a weighted average period of 2.8 years.

We also recorded $26 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2016, as compared to $17 during the three months ended March 31, 2015.

Accumulated Other Comprehensive (Loss) Income

The changes in the balances of each component of accumulated other comprehensive (loss) income are as follows:

Marketable Securities
Balance as of December 31, 2015	$7
Other comprehensive loss before reclassifications	(83)
Amounts reclassified from accumulated other comprehensive loss	—

Net current-period other comprehensive loss	(83)

Balance as of March 31, 2016	$(76)

8.	EARNINGS PER SHARE

The following table sets forth the numerator and denominator used in the computation of earnings per share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss attributable to common stockholders	$(7,608)	$(9,271)

Denominator:
Number of shares outstanding, end of period:
Class A common stock	40,243	39,588
Class B common stock	988	988
Unvested restricted stock	(115)	(159)
Effect of weighted average shares outstanding	(120)	—

Weighted average common shares outstanding	40,996	40,417

Antidilutive potentially issuable shares	2,445	2,705

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments for the periods reported below include cash and cash equivalents, restricted investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, restricted cash reserved to finance certain capital projects, trade receivables, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investments held in trust and restricted cash, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivative, included in the Level 2 tier below, was calculated based on a valuation obtained from our counter-party based primarily on the three month LIBOR yield curve that is observable at commonly quoted intervals for the full term of the swap. The interest rate derivative matured on March 15, 2016. We recognize all derivatives on the balance sheet at fair value.

Our financial assets and liabilities that are measured at fair value on a recurring basis include the following:

	Fair Value Measurement at March 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - landfill closure	$871	$—	$—

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$1,348	$—	$—
Restricted assets - landfill closure	903	—	—

Total	$2,251	$—	$—

Liabilities:
Interest rate derivative	$—	$178	$—

Fair Value of Debt

As of March 31, 2016, the fair value of our fixed rate debt, including our 2019 Notes, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $463,484 and the carrying value was $454,470. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of March 31, 2016, the fair value of our ABL Facility is considered to be Level 2 within the fair value hierarchy as the fair value approximates its carrying value of $68,000 based on current borrowing rates for similar types of borrowing arrangements. The carrying value of our remaining material variable rate debt, the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

10.	DIVESTITURE TRANSACTIONS

Maine Energy

In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which was to be paid to us in installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process and site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. In consideration of the fact that the project was substantially completed and based on incurred costs to date and estimates at that time regarding the remaining costs to fulfill our obligation under the purchase and sale agreement, we reversed a reserve of $1,157 of excess costs to complete the divestiture in the three months ended March 31, 2015. As of March 31, 2016, we had no remaining costs to complete the divestiture accrued as we had fulfilled our obligation under the agreement.

CARES and Related Transaction

Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). As of March 31, 2016, our ownership interest in CARES was 51%. In accordance with FASB ASC 810-10-15, we consolidate the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture.

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

As of March 31, 2016, we were proceeding with dissolution of CARES in accordance with the CARES Limited Liability Company Agreement.

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

Three Months Ended March 31, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$38,987	$9,536	$6,190	$(788)	$209,315
Western	52,462	14,852	6,490	2,993	312,369
Recycling	10,638	631	1,092	(1,074)	48,042
Other	23,345	280	681	843	50,680
Eliminations	—	(25,299)	—	—	—

Total	$125,432	$—	$14,453	$1,974	$620,406

Three Months Ended March 31, 2015
Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$33,267	$8,016	$5,237	$(485)	$205,062
Western	49,357	14,398	6,738	4,995	325,799
Recycling	10,294	4	1,116	(2,010)	50,157
Other	23,659	221	657	626	55,363
Eliminations	—	(22,639)	—	—	—

Total	$116,577	$—	$13,748	$3,126	$636,381

Amounts of our total revenue attributable to services provided are as follows:

	Three Months Ended March 31,
	2016	2015
Collection	$57,851	$53,326
Disposal	32,253	27,767
Power generation	1,707	2,047
Processing	973	1,121

Solid waste operations	92,784	84,261
Organics	8,935	9,020
Customer solutions	13,075	13,002
Recycling	10,638	10,294

Total revenues	$125,432	$116,577

12.	SUBSIDIARY GUARANTORS

Our 2019 Notes are guaranteed jointly and severally, fully and unconditionally, by our significant wholly-owned subsidiaries. The Parent is the issuer and a non-guarantor of the 2019 Notes and the Parent has no independent assets or operations. The information which follows presents the condensed consolidating financial position as of March 31, 2016 and December 31, 2015, the consolidating results of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, and the condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 of (a) the Parent company only, (b) the combined guarantors (“Guarantors”), each of which is 100% wholly-owned by the Parent, (c) the combined non-guarantors (“Non-Guarantors”), (d) eliminating entries and (e) the consolidated total.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2016

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,434	$201	$13	$—	$1,648
Accounts receivable - trade, net	388	52,646	—	—	53,034
Refundable income taxes	660	—	—	—	660
Prepaid expenses	3,960	5,461	—	—	9,421
Inventory	—	4,474	—	—	4,474
Other current assets	402	1,093	—	—	1,495

Total current assets	6,844	63,875	13	—	70,732

Property, plant and equipment, net	6,323	390,784	—	—	397,107
Goodwill	—	118,976	—	—	118,976
Intangible assets, net	—	8,728	—	—	8,728
Restricted assets	—	871	—	—	871
Cost method investments	12,333	1,932	—	(1,932)	12,333
Investments in subsidiaries	9,989	—	—	(9,989)	—
Other non-current assets	1,587	10,072	—	—	11,659

	30,232	531,363	—	(11,921)	549,674

Intercompany receivable	490,611	(453,566)	(38,977)	1,932	—

	$527,687	$141,672	$(38,964)	$(9,989)	$620,406

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$98	$1,360	$—	$—	$1,458
Accounts payable	15,468	23,342	(1)	—	38,809
Accrued payroll and related expenses	1,629	3,950	—	—	5,579
Accrued interest	5,148	25	—	—	5,173
Current accrued capping, closure and post-closure costs	—	703	3	—	706
Other accrued liabilities	8,667	9,993	—	—	18,660

Total current liabilities	31,010	39,373	2	—	70,385

Long-term debt and capital leases, less current portion	510,302	2,918	—	—	513,220
Accrued capping, closure and post-closure costs,
less current portion	—	41,518	31	—	41,549
Deferred income taxes	5,695	—	—	—	5,695
Other long-term liabilities	9,175	8,898	—	—	18,073

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit	(28,495)	48,965	(38,976)	(9,989)	(28,495)
Noncontrolling interests	—	—	(21)	—	(21)

Total stockholders’ deficit	(28,495)	48,965	(38,997)	(9,989)	(28,516)

	$527,687	$141,672	$(38,964)	$(9,989)	$620,406

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2015

(in thousands)

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,939	$252	$121	$—	$2,312
Accounts receivable - trade, net	438	59,729	—	—	60,167
Refundable income taxes	651	—	—	—	651
Prepaid expenses	2,612	5,058	—	—	7,670
Inventory	—	4,282	—	—	4,282
Other current assets	520	1,066	—	—	1,586

Total current assets	6,160	70,387	121	—	76,668

Property, plant and equipment, net	6,220	396,032	—	—	402,252
Goodwill	—	118,976	—	—	118,976
Intangible assets, net	8	9,244	—	—	9,252
Restricted assets	1,348	903	—	—	2,251
Cost method investments	12,333	1,932	—	(1,932)	12,333
Investments in subsidiaries	7,744	—	—	(7,744)	—
Other non-current assets	1,587	10,350	—	—	11,937

	29,240	537,437	—	(9,676)	557,001

Intercompany receivable	499,977	(462,932)	(38,977)	1,932	—

	$535,377	$144,892	$(38,856)	$(7,744)	$633,669

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$96	$1,352	$—	$—	$1,448
Accounts payable	16,203	28,504	214	—	44,921
Accrued payroll and related expenses	2,994	5,181	—	—	8,175
Accrued interest	12,292	13	—	—	12,305
Current accrued capping, closure and post-closure costs	—	729	3	—	732
Other accrued liabilities	7,693	10,072	—	—	17,765

Total current liabilities	39,278	45,851	217	—	85,346

Long-term debt and capital leases, less current portion	502,949	3,036	—	—	505,985
Accrued capping, closure and post-closure costs, less current portion	—	40,279	30	—	40,309
Deferred income taxes	5,595	—	—	—	5,595
Other long-term liabilities	9,078	8,953	—	—	18,031

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit	(21,523)	46,773	(39,029)	(7,744)	(21,523)
Noncontrolling interests	—	—	(74)	—	(74)

Total stockholders’ deficit	(21,523)	46,773	(39,103)	(7,744)	(21,597)

	$535,377	$144,892	$(38,856)	$(7,744)	$633,669

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated
Revenues	$—	$125,432	$—	$—	$125,432
Operating expenses:
Cost of operations	9	90,398	11	—	90,418
General and administration	(169)	18,755	1	—	18,587
Depreciation and amortization	276	14,177	—	—	14,453

	116	123,330	12	—	123,458

Operating income (loss)	(116)	2,102	(12)	—	1,974

Other expense (income):
Interest income	—	(104)	—	—	(104)
Interest expense	9,962	68	—	—	10,030
(Gain) loss on debt extinguishment	(48)	—	—	—	(48)
Earnings from consolidated entities	(2,258)	—	—	2,258	—
Other income	(15)	(126)	—	—	(141)

Other expense, net	7,641	(162)	—	2,258	9,737

Loss before income taxes	(7,757)	2,264	(12)	(2,258)	(7,763)
(Benefit) provision for income taxes	(149)	—	—	—	(149)

Net loss	(7,608)	2,264	(12)	(2,258)	(7,614)

Less: Net (loss) income attributable to noncontrolling interests	—	—	(6)	—	(6)

Net loss attributable to common stockholders	$(7,608)	$2,264	$(6)	$(2,258)	$(7,608)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Revenues	$—	$116,453	$124	$—	$116,577

Operating expenses:
Cost of operations	(83)	87,679	237	—	87,833
General and administration	(117)	16,938	(16)	—	16,805
Depreciation and amortization	223	13,525	—	—	13,748
Divestiture transactions	—	(2,085)	(2,850)	—	(4,935)

	23	116,057	(2,629)	—	113,451

Operating income (loss)	(23)	396	2,753	—	3,126

Other expense (income):
Interest income	(47)	(94)	—	—	(141)
Interest expense	9,988	53	85	—	10,126
(Gain) loss on debt extinguishment	521	—	—	—	521
Loss on derivative instruments	151	—	—	—	151
Earnings from consolidated entities	(1,924)	—	—	1,924	—
Other income	(37)	(127)	—	—	(164)

Other expense, net	8,652	(168)	85	1,924	10,493

Loss before income taxes	(8,675)	564	2,668	(1,924)	(7,367)
(Benefit) provision for income taxes	596	—	—	—	596

Net loss	(9,271)	564	2,668	(1,924)	(7,963)

Less: Net (loss) income attributable to noncontrolling interests	—	—	1,308	—	1,308

Net loss attributable to common stockholders	$(9,271)	$564	$1,360	$(1,924)	$(9,271)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2016

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Net loss	$(7,608)	$2,264	$(12)	$(2,258)	$(7,614)
Other comprehensive loss, net of tax:
Unrealized loss resulting from changes in fair value of marketable securities	—	(83)	—	—	(83)

Other comprehensive loss, net of tax	—	(83)	—	—	(83)

Comprehensive loss	(7,608)	2,181	(12)	(2,258)	(7,697)

Less: Comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)

Comprehensive (loss) income attributable to common stockholders	$(7,608)	$2,181	$(6)	$(2,258)	$(7,691)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent	Guarantors	Non - Guarantors	Elimination	Consolidated

Net loss	$(9,271)	$564	$2,668	$(1,924)	$(7,963)
Other comprehensive loss, net of tax:
Unrealized loss resulting from changes in fair value of marketable securities	—	(34)	—	—	(34)

Other comprehensive loss, net of tax	—	(34)	—	—	(34)

Comprehensive loss	(9,271)	530	2,668	(1,924)	(7,997)

Less: Comprehensive (loss) income attributable to noncontrolling interests	—	—	1,308	—	1,308

Comprehensive loss attributable to common stockholders	$(9,271)	$530	$1,360	$(1,924)	$(9,305)

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2016

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net cash provided by (used in) operating activities	$(6,711)	$8,543	$(108)	$—	$1,724

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(371)	(9,477)	—	—	(9,848)
Payments on landfill operating lease contracts	—	(500)	—	—	(500)
Proceeds from sale of property and equipment	—	359	—	—	359

Net cash used in investing activities	(371)	(9,618)	—	—	(9,989)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	64,300	—	—	—	64,300
Principal payments on long-term debt	(57,838)	(110)	—	—	(57,948)
Payments of debt issuance costs	(99)	—	—	—	(99)
Change in restricted cash	1,348	—	—	—	1,348
Intercompany borrowings	(1,134)	1,134	—	—	—

Net cash provided by financing activities	6,577	1,024	—	—	7,601
Net (decrease) increase in cash and cash equivalents	(505)	(51)	(108)	—	(664)
Cash and cash equivalents, beginning of period	1,939	252	121	—	2,312

Cash and cash equivalents, end of period	$1,434	$201	$13	$—	$1,648

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015

(in thousands)

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated

Net cash provided by (used in) operating activities	$(10,886)	$5,604	$(413)	$—	$(5,695)

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(516)	(3,928)	—	—	(4,444)
Payments on landfill operating lease contracts	—	(478)	—	—	(478)
Payments related to investments	—	1,555	(1,555)	—	—
Proceeds from divestiture transactions	—	1,050	3,500	—	4,550
Proceeds from sale of property and equipment	—	89	—	—	89

Net cash used in investing activities	(516)	(1,712)	1,945	—	(283)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	197,573	18	—	—	197,591
Principal payments on long-term debt	(186,267)	(233)	—	—	(186,500)
Payments of debt issuance costs	(6,852)	—	—	—	(6,852)
Change in restricted cash	4,086	—	—	—	4,086
Distributions to noncontrolling interest holder	—	—	(1,495)	—	(1,495)
Intercompany borrowings	3,707	(3,707)	—	—	—

Net cash provided by financing activities	12,247	(3,922)	(1,495)	—	6,830
Net (decrease) increase in cash and cash equivalents	845	(30)	37	—	852
Cash and cash equivalents, beginning of period	1,596	253	356	—	2,205

Cash and cash equivalents, end of period	$2,441	$223	$393	$—	$3,057

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2016.

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended (“Exchange Act”), including:

•	expected liquidity and financing plans;

•	expected future revenues, operations, expenditures and cash needs;

•	fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•	projected future obligations related to final capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•	our ability to use our net operating losses and tax positions;

•	our ability to service our debt obligations;

•	the projected development of additional disposal capacity or expectations regarding permits for existing capacity;

•	the recoverability or impairment of any of our assets or goodwill;

•	estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans or price and volume assumptions;

•	the outcome of any legal or regulatory matter;

•	actions of activist investors and the cost and disruption of responding to those actions;

•	potential business combinations or divestitures; and

•	projected improvements to our infrastructure and the impact of such improvements on our business and operations.

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes thereto. These forward-looking statements are not guarantees of future performance, circumstances or events. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in the forward-looking statements.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview

Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major account and industrial services, discontinued operations, and earnings from equity method investees are included in our Other segment, as applicable.

As of April 15, 2016, we owned and/or operated 34 solid waste collection operations, 44 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

Results of Operations

Revenues

We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. In addition, revenues from our Recycling segment consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Revenues from organics services, ancillary operations, and major account and industrial services are included in our Other segment. Our revenues are shown net of inter-company eliminations.

Revenues attributable to service provided (dollars in millions) are as follows:

					$ Change	% Growth of Total Revenues
	Three Months Ended March 31,
	2016		2015
Collection	$57.8	46.1%	$53.3	45.7%	$4.5	3.9%
Disposal	32.3	25.7%	27.8	23.9%	4.5	3.8%
Power generation	1.7	1.4%	2.1	1.8%	(0.4)	(0.3)%
Processing	1.0	0.8%	1.1	0.9%	(0.1)	(0.1)%

Solid waste operations	92.8	74.0%	84.3	72.3%	8.5	7.3%
Organics	8.9	7.1%	9.0	7.7%	(0.1)	(0.1)%
Customer solutions	13.1	10.4%	13.0	11.2%	0.1	0.1%
Recycling	10.6	8.5%	10.3	8.8%	0.3	0.3%

Total revenues	$125.4	100.0%	$116.6	100.0%	$8.8	7.6%

The period-to-period change in total solid waste revenues (dollars in millions) is as follows:

	Period-to-Period Change for the Three Months Ended March 31, 2016 vs. 2015
	Amount	% of Growth
Price	$4.0	3.4%
Volume	5.3	4.5%
Commodity price and volume	(0.5)	(0.4)%
Acquisitions and divestitures	(0.3)	(0.2)%

Total solid waste	$8.5	7.3%

Solid waste revenues

Price.

•	The price change component in quarterly total solid waste revenues growth is the result of $3.6 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk, and $0.4 million from favorable disposal pricing associated with our landfills and transfer stations.

Volume.

•	The volume change component in quarterly total solid waste revenues growth is the result of $4.1 million from disposal volume increases (of which $1.4 million relates to higher transfer station volumes, $2.4 million relates to higher landfill volumes, and $0.3 million relates to higher transportation volumes) and $1.2 million from higher collection volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth is primarily the result of $0.6 million from unfavorable energy pricing at our landfill gas-to-energy operations and unfavorable commodity pricing, partially offset by $0.2 million from higher landfill gas-to-energy volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly total solid waste revenues growth is the result of the divestiture of a business in May 2015.

Organics revenues

•	Quarterly revenues decreased primarily as the result of slightly lower volumes.

Customer Solutions revenues

•	Quarterly revenues increased primarily as the result of higher volumes.

Recycling revenues

•	Quarterly revenues increased from higher commodity volumes and higher tipping fees, partially offset by unfavorable commodity prices in the marketplace.

Operating Expenses

Cost of operations, general and administration expense and depreciation and amortization expense (dollars in millions and as a percentage of revenues) are as follows:

	Three Months Ended March 31,
	2016		2015		$ Change	% Change
Cost of operations	$90.4	72.1%	$87.8	75.3%	$2.6	2.9%
General and administration	$18.6	14.8%	$16.8	14.4%	$1.8	10.6%
Depreciation and amortization	$14.5	11.5%	$13.8	11.9%	$0.7	5.1%

Cost of Operations

Cost of operations includes labor costs, tipping fees paid to third-party disposal facilities, fuel costs, maintenance and repair costs of vehicles and equipment, workers’ compensation and vehicle insurance costs, the cost of purchasing materials to be recycled, third-party transportation costs, district and state taxes, and host community fees and royalties. Cost of operations also includes accretion expense related to final capping, closure and post-closure obligations, leachate treatment and disposal costs and depletion of landfill operating lease obligations.

The period-to-period change in cost of operations can be primarily attributed to the following:

•	Direct operational costs increased $2.3 million due to: higher gas control and other landfill operating costs; higher leachate disposal costs at certain landfills in our Eastern region; higher landfill operating lease amortization on higher volumes at certain landfills in our Western region; higher equipment rental costs in our Eastern and Western regions; higher host royalty fees in our Eastern and Western regions; and higher self-insurance automobile costs in our Eastern region.

•	Maintenance and repair costs increased $0.9 million due to higher maintenance costs in our Recycling segment, and higher facility maintenance and fleet maintenance costs in our Eastern region.

•	Labor and related benefit costs increased $0.5 million due to additional labor and related benefit costs on higher volumes in our Eastern region.

•	Third-party direct costs decreased $0.2 million due to: lower purchased material costs in our Customer Solutions business; lower disposal costs in our Organics business; and lower commodity prices in the market place. These costs were partially offset by higher costs associated with increased collection and disposal volumes from organic customer growth in our Eastern and Western regions, and higher hauling and transportation costs in our Customer Solutions business.

•	Fuel costs decreased $0.9 million due to lower diesel fuel prices in the marketplace. The favorable impact associated with lower diesel fuel prices was offset by interrelated higher inter-company tipping fees, lower fuel and oil recovery fees, lower recycling commodity pricing and lower energy pricing revenues during the three months ended March 31, 2016.

General and Administration

General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.

The period-to-period change in general and administration expense can be primarily attributed to the following:

•	Labor and related benefit costs increased $1.2 million primarily due to higher estimated incentive compensation.

•	Professional fees increased $0.5 million primarily due to higher legal, accounting and audit fees.

Depreciation and Amortization

Depreciation and amortization includes: (i) depreciation of property and equipment (including assets recorded for capital leases, on a straight-line basis over the estimated useful lives of the assets); (ii) amortization of landfill costs (including those costs incurred and all estimated future costs for landfill development and construction, along with asset retirement costs arising from closure and post-closure obligations) on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets our criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, using either an economic benefit provided approach or a straight-line basis over the definitive terms of the related agreements.

The components of depreciation and amortization expense (dollars in millions and as a percentage of revenues) are as follows:

	Three Months Ended March 31,
	2016		2015		$ Change
Depreciation expense	$8.4	6.7%	$8.3	7.1%	$0.1
Landfill amortization expense	5.5	4.4%	4.7	4.1%	0.8
Other amortization expense	0.6	0.4%	0.8	0.7%	(0.2)

	$14.5	11.5%	$13.8	11.9%	$0.7

The period-to-period change in depreciation and amortization expense can be primarily attributed to increased landfill amortization expense due to higher landfill volumes in both our Eastern and Western regions and an overall increase in our average amortization rate.

Divestiture Transactions

In the three months ended March 31, 2015, we recorded a gain of $4.9 million associated with the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”) and the sale of certain assets of the Casella-Altela Regional Environmental Services, LLC (“CARES”) water treatment facility, along with certain other equipment and real estate of ours, to a third-party. See Note 10, Divestiture Transactions to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for further disclosure.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $0.1 million in the three months ended March 31, 2016 as compared to the same period in the prior year. The change in interest expense is primarily due to lower average debt balances in the three months ended March 31, 2016 and changes to our capitalization structure. Specifically, in order to reduce costs and our exposure to financing and interest rate risk, we repurchased and retired $18.9 million of our most expensive debt, the 7.75% 2019 Notes, since September 2015; we completed the issuance of $15.0 million of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) in August 2015; and we completed the refinancing of our senior revolving credit and letter of credit facility that was due March 2016 (“Senior Credit Facility”), which included the issuance of an additional $60.0 million of 2019 Notes, in February 2015.

(Gain) Loss on Debt Extinguishment

We recorded a less than $0.1 million gain on debt extinguishment in the three months ended March 31, 2016 associated with the below par repurchase of $4.2 million aggregate principal amount of 2019 Notes and a $0.5 million loss on debt extinguishment in the three months ended March 31, 2015 associated with the refinancing of our Senior Credit Facility. See Note 5, Long-Term Debt to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for further disclosure.

Loss on Derivative Instruments

We were party to an interest rate derivative agreement for an interest rate swap that was not considered to be an effective cash flow hedge, which matured in the three months ended March 31, 2016. We recognized the change in fair value of the interest rate swap along with any cash settlements through earnings as a (gain) or loss on derivative instruments.

(Benefit) Provision for Income Taxes

Our provision for income taxes decreased $0.7 million to an income tax benefit during the three months ended March 31, 2016 as compared to the same period in the prior year. The (benefit) and provision for income taxes include approximately $0.1 million and $0.2 million deferred tax provisions for the three months ended March 31, 2016 and March 31, 2015, respectively, due to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

In connection with New York State’s audit of our tax returns for fiscal years ended April 30, 2011 through 2013, the State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. During the three months ended March 31, 2015, as a result of discussions with New York State, we decided to settle the audit for an amount less than 8.0% of the total cumulative liability in order to minimize the out-of-pocket costs and potential litigation. As a result of these discussions, we recorded a $0.2 million gross increase in uncertain tax positions in the three months ended March 31, 2015 related to the settlement with New York State. This settlement was finalized in August 2015 for $0.2 million. As a result of these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, we recorded an increase in the reserve for uncertain tax positions of $0.4 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded a decrease in the reserve for uncertain tax positions of $0.3 million due to the expiration of the statute of limitations on other positions.

Segment Reporting

Revenues and operating income (loss) by operating segment (in millions) are as follows:

	Revenues			Operating Income (Loss)
	Three Months Ended March 31,			Three Months Ended March 31,
Segment	2016	2015	$ Change	2016	2015	$ Change
Eastern	$39.0	$33.3	$5.7	$(0.8)	$(0.5)	$(0.3)
Western	52.5	49.4	3.1	3.0	5.0	(2.0)
Recycling	10.6	10.3	0.3	(1.1)	(2.0)	0.9
Other	23.3	23.6	(0.3)	0.9	0.6	0.3

Total	$125.4	$116.6	$8.8	$2.0	$3.1	$(1.1)

Eastern Region

The period-to-period change in total solid waste revenues (dollars in millions) is as follows:

	Period-to-Period Change for the Three Months Ended March 31, 2016 vs. 2015
Eastern Region	Amount	% of Growth
Price	$1.6	4.9%
Volume	3.8	11.5%
Commodity price and volume	0.3	0.8%

Total solid waste	$5.7	17.2%

Price.

•	The price change component in quarterly total solid waste revenues growth is the result of $1.3 million from favorable collection pricing, including a floating sustainability recycling adjustment fee, and $0.3 million from favorable disposal pricing related to transfer stations and landfills.

Volume.

•	The volume change component in quarterly total solid waste revenues growth is the result of $2.1 million from higher disposal volumes (of which $1.3 million relates to higher landfill volumes and $0.8 million relates to higher transfer station volumes) and $1.7 million from higher collection volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth is primarily the result of $0.2 million from higher landfill gas-to-energy pricing.

After taking into consideration the $1.2 million impact of the Maine Energy divestiture reserve reversal in the three months ended March 31, 2015, our operating performance in the three months ended March 31, 2016 improved due to the revenue growth outlined above, partially offset by the following cost changes:

•	Cost of operations: Cost of operations increased by $4.5 million primarily due to the following: higher third-party disposal costs associated with higher collection and disposal volumes from organic customer growth; higher direct operational costs (including higher gas control and other landfill operating costs, higher leachate disposal costs, higher host royalty fees, higher equipment rental costs, and higher self-insurance automobile costs); and higher maintenance and repair costs (including higher facility and fleet maintenance costs).

•	Depreciation and amortization: Depreciation and amortization expense increased $1.0 million primarily due to higher landfill amortization expense associated with higher landfill volumes and an increase in the amortization rate at our Southbridge landfill.

Western Region

The period-to-period change in revenues (dollars in millions) is as follows:

	Period-to-Period Change for the Three Months Ended March 31, 2016 vs. 2015
Western Region	Amount	% of Growth
Price	$2.4	4.8%
Volume	1.7	3.5%
Commodity price and volume	(0.7)	(1.4)%
Acquisitions and divestitures	(0.3)	(0.6)%

Total solid waste	$3.1	6.3%

Price.

•	The price change component in quarterly total solid waste revenues growth is primarily the result of favorable collection pricing, including a floating sustainability recycling adjustment fee.

Volume.

•	The volume change component in quarterly total solid waste revenues growth is the result of $2.3 million from higher disposal volumes (of which $1.1 million relates to higher landfill volumes, $0.6 million relates to higher transportation volumes and $0.6 million relates to higher transfer station volumes), partially offset by $0.5 million from lower collection volumes and $0.1 million from lower processing volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly total solid waste revenues growth is the result of $0.8 million of unfavorable energy pricing, partially offset by $0.1 million of favorable volumes within our landfill gas-to-energy operations.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly total solid waste revenues growth is the result of the divestiture of a business in May 2015.

After taking into consideration the $3.8 million impact of the gain associated with the disposal of certain assets of the CARES water treatment facility and certain of our equipment and real estate in a related transaction in the three months ended March 31, 2015, our operating performance in the three months ended March 31, 2016 improved due to the revenue growth outlined above, partially offset by the following cost changes:

•	Cost of operations: Cost of operations increased by $1.2 million primarily due to higher third-party disposal and hauling costs associated with organic customer growth and higher direct operational costs (including higher gas control and other landfill operating costs, higher host royalty fees, and higher equipment rental costs), partially offset by lower diesel fuel prices in the marketplace.

Recycling

Improved operating performance is the result of increased revenues from tipping fees associated with higher commodity volumes and reduced rebates to offset lower recycling commodity pricing, more than covering the impact of higher labor costs and higher maintenance costs.

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

Cash and cash equivalents, restricted assets and long-term debt balances (in millions) are as follows:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$1.6	$2.3

Restricted assets:
Capital projects	$—	$1.4
Landfill closure	0.9	0.9

Total restricted assets	$0.9	$2.3

Long-term debt:
Current portion	$1.5	$1.4
Long-term portion	513.2	506.0

Total long-term debt	$514.7	$507.4

Summary of Cash Flow Activity

Cash flows (in millions) are as follows:

	Three Months Ended March 31,
	2016	2015	$ Change
Net cash provided by (used in) operating activities	$1.7	$(5.7)	$7.4
Net cash used in investing activites	$(10.0)	$(0.3)	$(9.7)
Net cash provided by financing activities	$7.6	$6.8	$0.8

Net cash provided by (used in) operating activities.

Operating cash flows (in millions) are as follows:

	Three Months Ended March 31,
	2016	2015
Net loss	$(7.6)	$(8.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	14.5	13.7
Depletion of landfill operating lease obligations	1.9	1.7
Interest accretion on landfill and environmental remediation liabilities	0.9	0.8
Amortization of debt issuance costs and discount on long-term debt	1.0	1.0
Stock-based compensation	0.7	0.7
Gain on sale of property and equipment	(0.2)	—
Gain on divestiture	—	(5.0)
(Gain) loss on debt extinguishment	—	0.5
Loss on derivative instruments	—	0.2
Deferred income taxes	0.1	—

Adjusted net income before changes in assets and liabilities, net	11.3	5.6
Changes in assets and liabilites, net	(9.6)	(11.3)

Net cash provided by (used in) operating activities	$1.7	$(5.7)

The most significant items affecting the change in our operating cash flows are summarized below:

•	Improved operational performance in the three months ended March 31, 2016 as revenues increased by $8.8 million, whereas cost of operations and general and administration expenses increased only $4.4 million, a decrease of 2.8% as a percentage of revenues.

•	Improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments. The improvement in the three months ended March 31, 2016 was the result of the favorable cash flow impacts associated with accounts receivable and accounts payable, partially offset by the unfavorable cash flow impact associated with prepaid expenses, inventories and other assets.

Net cash used in investing activities.

The most significant items affecting the change in our investing cash flows are summarized below:

•	Capital expenditures. Capital expenditures were $5.4 million higher in the three months ended March 31, 2016 primarily due to increased spend on various landfill development projects, as well as higher fleet, machinery, equipment and container purchases.

•	Proceeds from divestiture transactions. We sold certain assets of the CARES water treatment facility and other equipment of ours for cash consideration of $4.5 million in the three months ended March 31, 2015.

Net cash provided by financing activities.

The most significant items affecting the change in our financing cash flows are summarized below:

•	Debt activity. We had both a decrease in debt borrowings of $133.3 million and debt payments of $128.6 million, associated primarily with the issuance of an additional $60.0 million of 2019 Notes and the refinancing of our Senior Credit Facility in the three months ended March 31, 2015. In the three months ended March 31, 2016, we repurchased and permanently retired $4.2 million aggregate principal amount of 2019 Notes at a repurchase price of $96.75 in order to maximize interest savings by paying down our most expensive debt.

•	Change in restricted cash. We used the remaining $1.3 million of restricted cash associated with the issuance of FAME Bonds 2015 in the three months ended March 31, 2016 to pay down the senior secured asset-based revolving credit and letter of credit facility due February 2020 (“ABL Facility”) borrowings for costs incurred to fund certain capital projects in the state of Maine. In the three months ended March 31, 2015, we used $4.1 million of the restricted cash associated with the issuance of the New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bond Series 2014 (“New York Bonds”) to pay down ABL Facility borrowings used to finance certain capital projects in the state of New York.

•	Payments of financing costs. We made $6.9 million of debt issuance cost payments in the three months ended March 31, 2015 related to the issuance of an additional $60.0 million of 2019 Notes and the refinancing of our Senior Credit Facility, as compared to $0.1 million of debt issuance cost payments in the three months ended March 31, 2016.

•	Distribution to noncontrolling interest holder. We distributed $1.5 million in the three months ended March 31, 2015 to Altela, Inc. associated with the disposal of certain assets of CARES as a part of the continued dissolution of the business.

Outstanding Long-Term Debt

Asset-Based Lending Facility

The ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190.0 million, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL Facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at LIBOR plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of March 31, 2016. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date of the ABL Facility will be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and is collateralized by certain qualified accounts receivable-trade, inventory and property, plant and equipment.

The ABL Facility agreement requires us to maintain minimum consolidated EBITDA for the twelve months preceding the measurement date measured at the end of each fiscal quarter. Minimum consolidated EBITDA is a non-GAAP financial measure that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. As of March 31, 2016, we were in compliance with the minimum consolidated EBITDA financial covenant contained in the ABL Facility agreement as follows (in millions):

Asset-Based Revolving Credit Facility Financial Covenants	Twelve Months Ended March 31, 2016	Covenant Requirements at March 31, 2016
Minimum consolidated EBITDA (1)	$114.4	$75.0 Min.

(1)	Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date, March 31, 2016. Based on the minimum consolidated EBITDA, our consolidated leverage ratio, as defined in the ABL Facility agreement, was 4.64 as of March 31, 2016. The consolidated leverage ratio is used to set pricing according to the ABL Facility agreement and there is no financial covenant associated with this ratio. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2016
Net cash provided by operating activities	$77.9

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(3.1)
Divestiture transactions	0.6
Gain on sale of property and equipment	0.3
Loss on debt extinguishment	(0.4)
Stock based compensation, net of excess tax benefit	(3.0)
Impairment of investments	(2.1)
Loss on derivative instruments	(0.1)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	36.2
Provision for income taxes, net of deferred taxes	(0.3)
EBITDA adjustment as allowed by the ABL Facility agreement	0.3
Other adjustments as allowed by the ABL Facility agreement	8.1

Minimum consolidated EBITDA	$114.4

If the borrowing availability is less than a minimum availability threshold determined in accordance with the ABL Facility agreement, we are then subject to additional financial ratio covenants. As of March 31, 2016, our borrowing availability was greater than the minimum availability threshold as follows (in millions):

	Amount	Minimum Availability Threshold
Availability (2)	$43.8	$23.8

(2)	As of March 31, 2016, borrowing availability was calculated as a borrowing base of $138.1 million, less revolver borrowings of $68.0 million, less outstanding irrevocable letters of credit totaling $26.3 million, at which date no amount had been drawn.

As of March 31, 2016, our additional financial ratio covenants, as defined in the ABL Facility agreement (if they would have been applicable) were as follows:

Asset-Based Revolving Credit Facility Financial Ratio Covenants	Twelve Months Ended March 31, 2016	Limits at March 31, 2016
Minimum fixed charge coverage ratio	1.77	1.00 Min.
Maximum consolidated first lien leverage ratio	0.63	2.00 Max.

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

In addition to the financial covenants described above, the ABL Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2016, we were in compliance with all covenants under the ABL Facility agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

Tax-Exempt Financings

New York Bonds

As of March 31, 2016, we had outstanding $25.0 million aggregate principal amount of New York Bonds. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year. An additional $15.0 million aggregate principal amount of New York Bonds may be offered under the same indenture in the future. The New York Bonds mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New York.

Maine Bonds

As of March 31, 2016, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of March 31, 2016, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025. We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in the state of Maine.

As of March 31, 2016, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay for the costs of the issuance of the FAME Bonds 2015.

Vermont Bonds

As of March 31, 2016, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.

New Hampshire Bonds

As of March 31, 2016, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.

Senior Subordinated Notes

As of March 31, 2016, we had outstanding $366.1 million aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our ABL Facility.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of March 31, 2016, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

Shelf Registration

We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $190.0 million, after giving consideration to the $60.0 million aggregate principal amount of additional 2019 Notes we issued in February 2015 pursuant to the registration statement.

Inflation

Although inflationary increases in costs have affected our historical operating margins, we believe that inflation generally has not had a significant impact on our operating results. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in some cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and a fuel and oil recovery fee, which is designed to recover escalating fuel price fluctuations above an annually reset floor. Based on these implementations, we believe we should be able to sufficiently offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of March 31, 2016, that dollar amount was $52.2 million.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Adoption of New Accounting Pronouncements

For a description of the new accounting standards adopted that may affect us, see Note 2 to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Volatility

Information about market risks as of March 31, 2016, does not differ materially from that described in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or allegations of environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we have been named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of the waste management business.

Expera Old Town, LLC v. Casella Waste Systems, Inc.

On or about November 6, 2015, Expera Old Town, LLC (“Expera”) filed a lawsuit against us in Maine Superior Court, seeking damages for breach of contract and unjust enrichment and an action for declaratory judgment (the “Lawsuit”). Expera was a successor-in-interest to a contract between us and Old Town Fuel and Fiber (“OTFF”), the former owner of a pulp manufacturing facility (“Facility”) located in Old Town, Maine (the “Contract”). Expera purchased the Facility during the pendency of the bankruptcy of OTFF. Since the filing of the Lawsuit, Expera has sold the Facility and related assets to MFGR LLC (“MFGR”). MFGR alleged that we had the obligation to provide a specialized type of wood fuel to the Facility or, alternatively, that we owed a “Fuel Replacement Fee” of up to $2.0 million a year (subject to the possibility of certain credits against such payments). The Contract was to expire in 2036.

On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Superior Court on April 15, 2016. On or about April 12, 2016, the Parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we will pay MFGR $1.3 million upon execution of the SA, and $0.4 million a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we have recorded a reserve of $2.6 million as of March 31, 2016. This includes a contract settlement charge of $1.9 million and $0.7 million of operating expenses recorded in the fiscal year ended December 31, 2015. We also have reserved less than $0.1 million as of March 31, 2016 for legal costs associated with the Lawsuit and SA

We have also entered into a new leachate disposal agreement at market prices with MFGR for the treatment of leachate from the landfill managed by us for the State of Maine located in Old Town, Maine (“Juniper Ridge”), and MFGR has entered into a waste disposal agreement at market prices with us for the disposal at Juniper Ridge of waste materials produced in the demolition or re-purposing of the Facility.

Environmental Remediation Liability

We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represents our potential or outstanding material claims.

Southbridge Recycling & Disposal Park, Inc.

In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the landfill operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the landfill, we will work with the Town of Southbridge, the landfill owner, to evaluate and possibly allocate the liabilities related to that contamination. In February 2016, we received a Notice of Intent to Sue under the Resource Conservation and Recovery Act from a law firm representing residents from approximately 40 homes located in the vicinity of the landfill, indicating its intent to file suit against us. The existence of those contaminants and any related lawsuit or other action could delay our ongoing permitting activities at Southbridge and result in costs and liabilities, each of which could have a material impact on our results of operations and financial condition.

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

	Three Months Ended March 31,
	2016	2015
Beginning balance	$5.2	$5.1
Accretion expense	—	0.1

Ending balance	$5.2	$5.2

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2016, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6. EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 5, 2016	By:	/s/ Christopher B. Heald
Christopher B. Heald Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: May 5, 2016	By:	/s/ Edmond R. Coletta
Edmond R. Coletta Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

10.1	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on March 7, 2016 (file No. 000-23211)).

10.2	Form of Restricted Stock Unit Agreement under 2006 Stock Incentive Plan, as amended (adopted March 1, 2016) (employee with employment contract) (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on March 7, 2016 (file No. 000-23211)).

10.3	Form of Restricted Stock Unit Agreement under 2006 Stock Incentive Plan, as amended (adopted March 1, 2016) (employee with no employment contract) (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on March 7, 2016 (file No. 000-23211)).

10.4	Employment Agreement between Casella Waste Systems, Inc. and Christopher B. Heald dated as of March 1, 2016 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on March 7, 2016 (file No. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith