Form 10-Q
period 2016-06-30
CASELLA WASTE SYSTEMS INC
filed 2016-07-29
CIK 911177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2016:

Class A common stock, $0.01 par value per share:	40,500,202
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,382	$2,312
Accounts receivable - trade, net of allowance for doubtful accounts of $1,070 and $988, respectively	61,083	60,167
Refundable income taxes	736	651
Prepaid expenses	8,435	7,670
Inventory	4,603	4,282
Other current assets	1,350	1,586

Total current assets	78,589	76,668

Property, plant and equipment, net of accumulated depreciation and amortization of $812,737 and $789,766, respectively	398,747	402,252
Goodwill	119,899	118,976
Intangible assets, net	8,425	9,252
Restricted assets	1,762	2,251
Cost method investments	12,333	12,333
Other non-current assets	11,866	11,937

Total assets	$631,621	$633,669

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except for share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,411	$1,448
Accounts payable	46,037	44,921
Accrued payroll and related expenses	7,595	8,175
Accrued interest	11,866	12,305
Current accrued capping, closure and post-closure costs	604	732
Other accrued liabilities	17,121	17,765

Total current liabilities	84,634	85,346

Long-term debt and capital leases, less current portion	501,804	505,985
Accrued capping, closure and post-closure costs, less current portion	42,874	40,309
Deferred income taxes	5,898	5,595
Other long-term liabilities	18,600	18,031

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Casella Waste Systems, Inc. stockholders’ deficit:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,500,000 and 40,064,000 shares issued and outstanding, respectively	405	401

Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, 10 votes per share	10	10
Additional paid-in capital	346,324	344,518
Accumulated deficit	(368,872)	(366,459)
Accumulated other comprehensive (loss) income, net of tax	(32)	7

Total Casella Waste Systems, Inc. stockholders’ deficit	(22,165)	(21,523)
Noncontrolling interests	(24)	(74)

Total stockholders’ deficit	(22,189)	(21,597)

Total liabilities and stockholders’ deficit	$631,621	$633,669

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$144,670	$143,714	$270,103	$260,292

Operating expenses:
Cost of operations	95,188	98,737	185,606	186,569
General and administration	18,084	18,071	36,672	34,876
Depreciation and amortization	15,802	16,241	30,255	29,990
Divestiture transactions	—	(677)	—	(5,611)

	129,074	132,372	252,533	245,824

Operating income	15,596	11,342	17,570	14,468

Other expense (income):
Interest income	(60)	(70)	(164)	(211)
Interest expense	10,004	10,150	20,034	20,276
Loss on debt extinguishment	593	—	545	521
Loss on derivative instruments	—	47	—	198
Other income	(363)	(46)	(504)	(209)

Other expense, net	10,174	10,081	19,911	20,575

Income (loss) before income taxes	5,422	1,261	(2,341)	(6,107)
Provision for income taxes	230	318	81	914

Net income (loss)	5,192	943	(2,422)	(7,021)
Less: Net (loss) income attributable to noncontrolling interests	(3)	(82)	(9)	1,226

Net income (loss) attributable to common stockholders	$5,195	$1,025	$(2,413)	$(8,247)

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	41,132	40,447	41,064	40,432

Basic earnings per share	$0.13	$0.03	$(0.06)	$(0.20)

Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	41,598	40,846	41,064	40,432

Diluted earnings per share	$0.12	$0.03	$(0.06)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$5,192	$943	$(2,422)	$(7,021)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) resulting from changes in fair value of marketable securities	44	3	(39)	(31)

Other comprehensive income (loss), net of tax	44	3	(39)	(31)

Comprehensive income (loss)	5,236	946	(2,461)	(7,052)

Less: Comprehensive (loss) income attributable to noncontrolling interests	(3)	(82)	(9)	1,226

Comprehensive income (loss) attributable to common stockholders	$5,239	$1,028	$(2,452)	$(8,278)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF

STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands)

		Casella Waste Systems, Inc. Stockholders’ Deficit
		Class A		Class B				Accumulated
		Common Stock		Common Stock		Additional		Other
						Paid-In	Accumulated	Comprehensive	Noncontrolling
	Total	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss) Income	Interests
Balance, December 31, 2015	$(21,597)	40,064	$401	988	$10	$344,518	$(366,459)	$7	$(74)
Net loss	(2,422)	—	—	—	—	—	(2,413)	—	(9)
Other comprehensive loss	(39)	—	—	—	—	—	—	(39)	—
Issuances of Class A common stock	188	436	4	—	—	184	—	—	—
Stock-based compensation	1,622	—	—	—	—	1,622	—	—	—
Contribution from noncontrolling interest holder	59	—	—	—	—	—	—	—	59

Balance, June 30, 2016	$(22,189)	40,500	$405	988	$10	$346,324	$(368,872)	$(32)	$(24)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,422)	$(7,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,255	29,990
Depletion of landfill operating lease obligations	4,443	4,359
Interest accretion on landfill and environmental remediation liabilities	1,782	1,704
Amortization of debt issuance costs and discount on long-term debt	2,079	1,999
Stock-based compensation	1,622	1,435
Gain on sale of property and equipment	(520)	(93)
Divestiture transactions	—	(5,611)
Loss on debt extinguishment	545	521
Loss on derivative instruments	—	198
Excess tax benefit on the vesting of share based awards	—	(153)
Deferred income taxes	303	416
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(916)	(7,674)
Accounts payable	1,116	(371)
Prepaid expenses, inventories and other assets	(782)	3,853
Accrued expenses and other liabilities	(1,920)	337

Net cash provided by operating activities	35,585	23,889

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,439)	—
Acquisition related additions to property, plant and equipment	(38)	—
Additions to property, plant and equipment	(23,460)	(16,311)
Payments on landfill operating lease contracts	(3,326)	(1,425)
Proceeds from divestiture transactions	—	5,335
Proceeds from sale of property and equipment	957	259
Proceeds from property insurance settlement	—	546

Net cash used in investing activities	(28,306)	(11,596)

Cash Flows from Financing Activities:
Proceeds from long-term borrowings	126,000	231,728
Principal payments on long-term debt	(132,716)	(239,340)
Payments of debt issuance costs	(682)	(8,063)
Payments of debt extinguishment costs	(310)	—
Excess tax benefit on the vesting of share based awards	—	153
Change in restricted cash	499	5,677
Distributions to noncontrolling interest holder	—	(1,495)

Net cash used in financing activities	(7,209)	(11,340)

Net increase in cash and cash equivalents	70	953
Cash and cash equivalents, beginning of period	2,312	2,205

Cash and cash equivalents, end of period	$2,382	$3,158

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,394	$17,063
Income taxes, net of refunds	$203	$55

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$866	$—

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

Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2016 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

For comparative purposes, certain prior period amounts in the consolidated financial statements, including the presentation of debt issuance costs, have been reclassified to conform to the current period presentation. See Note 2, Accounting Changes for discussion regarding changes to the presentation of debt issuance costs and Note 6, Long-Term Debt for the updated disclosure.

Subsequent Events

We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2016, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING CHANGES

A table providing a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) deemed to have a material effect on our consolidated financial statements upon adoption follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that were adopted effective January 1, 2016
ASU 2016-09: Compensation - Stock Compensation (Topic 718)	Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.	The adoption of this ASU resulted in the following: (1) our stock-based compensation accounting policy was updated to record stock-based compensation expense for all equity-based awards by accounting for forfeitures as they occur; (2) our accounting for excess tax benefits and tax deficiencies in the calculation of income tax expense was updated; and (3) excess tax benefits are classified as a cash flow from operating activities and are no longer separated from income tax cash flows and classified as a cash flow from financing activities.

ASU 2015-03 and 15: Imputation of Interest (Topic 835-30)	These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.	The adoption of this ASU resulted in the presentation of debt issuance costs on our balance sheet being treated as a direct reduction of the carrying amount of the debt liability rather than a capitalized other non-current asset. See Note 6, Long-Term Debt for the updated disclosure.

A table providing a brief description of recent accounting pronouncements that may have a material effect on our consolidated financial statements upon adoption follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that are not yet adopted
ASU 2016-02: Leases (Topic 842)	Requires that a lessee recognize at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.	The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and lease liability for all leases. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

ASU 2016-01: Financial Instruments - Overall (Topic 825-10)	Requires the following: (1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (4) the elimination of the disclosure requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.	The adoption of this ASU results in a cumulative-effect adjustment to the balance sheet, the recognition of changes in fair value of certain equity investments in net income, and enhanced dislosure. This guidance is effective January 1, 2018 with a cumulative-effect adjustment.

ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12: Revenue from Contracts with Customers (Topic 606)	The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.	We are currently evaluating the alternative methods of adoption and the effect on our consolidated financial statements and related disclosures. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

3.	BUSINESS COMBINATIONS

We acquired three transfer stations in our Western region during the three months ended June 30, 2016. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from the date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition, with the residual amounts recorded as goodwill.

A summary of the purchase prices and the allocation of the purchase prices for these acquisitions follow:

	Six Months Ended June 30,
	2016	2015
Purchase Price:
Cash used in acquisitions	$2,439	$—
Holdbacks	400	—

Total	2,839	—
Current assets	40	—
Land	353	—
Building	1,360	—
Equipment	269	—
Other liabilities, net	(106)	—

Fair value of assets acquired and liabilities assumed	1,916	—

Excess purchase price allocated to goodwill	$923	$—

Unaudited pro forma combined information that shows our operational results as though each of the acquisitions completed in the three months ended June 30, 2016 had occurred as of January 1, 2015 follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$144,670	$144,537	$270,926	$261,939
Operating income	$15,596	$11,263	$17,491	$14,309
Net income (loss) attributable to common stockholders	$5,195	$978	$(2,460)	$(8,342)
Basic net income (loss) per share attributable to common stockholders	$0.13	$0.02	$(0.06)	$(0.21)

Basic weighted average shares outstanding	41,132	40,447	41,064	40,432

Diluted net income (loss) per share attributable to common stockholders	$0.12	$0.02	$(0.06)	$(0.21)

Diluted weighted average shares outstanding	41,598	40,846	41,064	40,432

The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2015 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2015	Acquisitions	June 30, 2016
Eastern region	$17,429	$—	$17,429
Western region	87,503	923	88,426
Recycling	12,315	—	12,315
Other	1,729	—	1,729

Total	$118,976	$923	$119,899

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, June 30, 2016
Intangible assets	$17,226	$16,071	$33,297
Less accumulated amortization	(16,148)	(8,724)	(24,872)

	$1,078	$7,347	$8,425

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2015
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(16,198)	(7,881)	(24,079)

	$1,068	$8,184	$9,252

Intangible amortization expense was $519 and $1,043 during the three and six months ended June 30, 2016, respectively, as compared to $632 and $1,381 during the three and six months ended June 30, 2015, respectively.

A summary of intangible amortization expense estimated for the five fiscal years following fiscal year 2015 and thereafter follows:

Estimated Future Amortization Expense as of June 30, 2016:
For the fiscal year ending December 31, 2016	$1,037
For the fiscal year ending December 31, 2017	$1,827
For the fiscal year ending December 31, 2018	$1,624
For the fiscal year ending December 31, 2019	$1,256
For the fiscal year ending December 31, 2020	$1,063
Thereafter	$1,618

5.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE

Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated timeframe for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period. A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$41,041	$39,829
Obligations incurred	1,143	1,116
Revisions in estimates (1)	(56)	—
Accretion expense	1,782	1,665
Obligations settled (2)	(432)	(984)

Ending balance	$43,478	$41,626

(1)	Relates to changes in estimates and assumptions concerning anticipated waste flow, cost and timing of future final capping, closure and post-closure activities at certain of our landfills.
(2)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

6.	LONG-TERM DEBT

A summary of long-term debt and capital leases by debt instrument follows:

	June 30, 2016	December 31, 2015
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bearing interest at one-month LIBOR plus 2.25%	$55,800	$57,422
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019, bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026, bearing interest at 3.125%	15,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025, bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600
Other:
Capital leases maturing through April 2023, bearing interest at up to 7.70%	4,508	4,130
Notes payable maturing through January 2021, bearing interest at up to 7.00%	1,153	1,167
Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75%	350,570	370,300

Principal amount of long-term debt and capital leases	519,031	525,019
Less—unamortized discount and debt issuance costs (1)	15,816	17,586

Long-term debt and capital leases less unamortized discount and debt issuance costs	503,215	507,433
Less—current maturities of long-term debt	1,411	1,448

	$501,804	$505,985

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	June 30, 2016	December 31, 2015
Senior Secured Asset-Based Revolving Credit Facility	$4,976	$5,593
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,314	1,407
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	602	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	534	566
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	795	830
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	620	636
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	627	690
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	33	35
Senior Subordinated Notes	6,315	7,829

	$15,816	$17,586

Financing Activities

New York Bonds 2016

In the three months ended June 30, 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”). We borrowed the proceeds of the offering of the New York Bonds 2016 to finance or refinance certain capital projects in the state of New York, and to pay certain costs of issuance of the New York Bonds 2016. As of June 30, 2016, we had $848 of restricted cash reserved for repayment of certain capital projects in the state of New York as a result of this financing.

As of June 30, 2016, we had outstanding $15,000 aggregate principal amount of New York Bonds 2016. The New York Bonds 2016, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate, and interest is payable on June 1 and December 1 of each year.

Loss on Debt Extinguishment

Senior Subordinated Notes

In the three months ended June 30, 2016, we redeemed and permanently retired $12,500 aggregate principal amount of 7.75% senior subordinated notes due February 2019 (“2019 Notes”) at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon in order to maximize interest savings by paying down our most expensive debt. As a result of the redemption, we recorded a loss on debt extinguishment of $525 in the three months ended June 30, 2016 related to the premium associated with the redemption price, the write off of debt issuance costs and unamortized original issue discount in proportion with the settlement amount.

In the three months ended June 30, 2016, we repurchased and permanently retired $3,000 aggregate principal amount of 2019 Notes at a repurchase price of $102.25 in order to maximize interest savings by paying down our most expensive debt. As a result of the repurchase, we recorded a loss on debt extinguishment of $68 in the three months ended June 30, 2016 related to the premium associated with the repurchase price, the write off of debt issuance costs and unamortized original issue discount in proportion with the settlement amount.

In the quarter ended March 31, 2016, we repurchased and permanently retired $4,230 aggregate principal amount of 2019 Notes at a repurchase price of $96.75 in order to maximize interest savings by paying down our most expensive debt. As a result of the repurchase, we recorded a gain on debt extinguishment of $48 in the quarter ended March 31, 2016 related to the non-cash gain associated with the below par repurchase price, net of the write off of debt issuance costs and unamortized original issue discount in proportion with the settlement amount.

Senior Credit Facility

In the quarter ended March 31, 2015, we recorded a charge of $521 as a loss on debt extinguishment related to the write-off of debt issuance costs in connection with changes to the borrowing capacity from our previous senior revolving credit and letter of credit facility that was due March 2016 (“Senior Credit Facility”) to our current senior secured asset-based revolving credit and letter of credit facility due February 2020 (“ABL Facility”). The remaining unamortized deferred financing costs of the Senior Credit Facility, along with fees paid to the creditor and third-party costs incurred for the ABL Facility, are to be amortized over the term of the ABL Facility.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or allegations of environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we may be named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business.

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

On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Superior Court on April 15, 2016. On or about April 12, 2016, the Parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we paid MFGR $1,250 upon execution of the SA, and will pay $350 a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we recorded a reserve of $2,616 that included a contract settlement charge of $1,940 and operating expenses of $676 recorded in the fiscal year ended December 31, 2015. As of June 30, 2016, $1,355 of this reserve remains outstanding. We have also reserved $34 for legal costs associated with the Lawsuit and SA as of June 30, 2016.

We have also entered into a new leachate disposal agreement at market prices with MFGR for the treatment of leachate from the landfill managed by us for the state of Maine located in Old Town, Maine (“Juniper Ridge Landfill”), and MFGR has entered into a waste disposal agreement at market prices with us for the disposal at Juniper Ridge Landfill of waste materials produced in the demolition or re-purposing of the Facility.

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

Southbridge Recycling & Disposal Park, Inc.

In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and operator of an unlined portion of the Southbridge Landfill prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws advising the Town that we have incurred expenditures of $1,548, that we expect the Town to reimburse us for such costs, and for the Town to be responsible for any such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the Southbridge Landfill.

In February 2016, we received a Notice of Intent to Sue under the Resource Conservation and Recovery Act from a law firm representing residents from approximately 40 homes located in the vicinity of the Southbridge Landfill, indicating its intent to file suit against us. We believe it is reasonably possible that a loss may occur as a result of this potential matter although an estimate of loss cannot be reasonably provided at this time. We would also expect the Town to be responsible for any costs or liabilities associated with this suit relative to alleged contamination originating from the Southbridge Landfill pursuant to Chapter 21E.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.8%. A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Six Months Ended June 30,
	2016	2015
Beginning balance	$5,221	$5,142
Accretion expense	—	40

Ending balance	$5,221	$5,182

8.	STOCKHOLDERS’ EQUITY

Stock Based Compensation

Shares Available For Issuance

In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as were subject to stock options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Stock Option Plan, and 1997 Stock Incentive Plan (“Prior Plans”), which were not actually issued under the Prior Plans because such stock options expire or otherwise result in shares not being issued. As of June 30, 2016, there were 562 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued. No awards may be granted under the 2006 Plan after October 9, 2016 and accordingly we expect to implement a new stock incentive plan which would be recommended to stockholders for approval at the 2016 Annual Meeting of Stockholders.

Stock Options

Stock options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,297	$7.03
Granted	—	$—
Exercised	—	$—
Forfeited	(45)	$12.69

Outstanding, June 30, 2016	1,252	$6.82	5.2	$2,715

Exercisable, June 30, 2016	917	$7.15	3.9	$2,071

Expected to vest, June 30, 2016	1,251	$6.82	5.2	$2,712

Stock-based compensation expense for stock options was $146 and $292 during the three and six months ended June 30, 2016, respectively, as compared to $160 and $317 during the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, total unrecognized stock-based compensation expense related to outstanding stock options was $929, which will be recognized over a weighted average period of 1.8 years.

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

A summary of restricted stock, restricted stock unit and performance-based stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance-Based Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	962	$4.49
Granted	400	$6.32
Class A Common Stock Vested	(398)	$4.38
Forfeited	(5)	$5.07

Outstanding, June 30, 2016	959	$5.29	2.0	$2,452

Expected to vest, June 30, 2016	799	$5.25	2.0	$2,082

(1)	Performance-based stock units are included at the 100% attainment level. Attainment of the maximum performance targets could result in the issuance of an additional 43 shares of Class A common stock.

Stock-based compensation expense related to restricted stock, restricted stock units and performance-based stock units was $729 and $1,278 during the three and six months ended June 30, 2016, respectively, as compared to $594 and $1,080 during the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2016, the total fair value of other stock awards vested was $1,647 and $2,654, respectively.

As of June 30, 2016, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $3,316, which will be recognized over a weighted average period of 1.9 years. As of June 30, 2016, maximum unrecognized stock-based compensation expense related to outstanding performance-based stock units was $442 to be recognized over a weighted average period of 2.5 years.

We also recorded $26 and $52 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2016, respectively, as compared to $21 and $38 during the three and six months ended June 30, 2015, respectively.

Accumulated Other Comprehensive (Loss) Income

A summary of the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax follows:

Marketable Securities
Balance as of December 31, 2015	$7
Other comprehensive loss before reclassifications	(39)
Amounts reclassified from accumulated other comprehensive loss	—

Net current-period other comprehensive loss	(39)

Balance as of June 30, 2016	$(32)

9.	EARNINGS PER SHARE

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$5,195	$1,025	$(2,413)	$(8,247)

Denominators:
Number of shares outstanding, end of period:
Class A common stock	40,500	39,927	40,500	39,927
Class B common stock	988	988	988	988
Unvested restricted stock	(115)	(156)	(115)	(156)
Effect of weighted average shares outstanding	(241)	(312)	(309)	(327)

Basic weighted average common shares outstanding	41,132	40,447	41,064	40,432

Impact of potentially dilutive securities:
Dilutive effect of options and restricted / performance stock units	466	399	—	—

Diluted weighted average common shares outstanding	41,598	40,846	41,064	40,432

Antidilutive potentially issuable shares	473	793	2,211	2,271

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Accounted for at Fair Value

Our financial instruments for the periods reported below include cash and cash equivalents, restricted investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, restricted cash reserved to finance certain capital projects, trade receivables, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investments held in trust and restricted cash, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivative, included in the Level 2 tier below, was calculated based on a valuation obtained from our counter-party based primarily on the three month London Interbank Offered Rate yield curve that was observable at commonly quoted intervals for the full term of the swap. The interest rate derivative matured on March 15, 2016. We recognize all derivatives accounted for on the balance sheet at fair value.

Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$848	$—	$—
Restricted assets - landfill closure	914	—	—

Total	$1,762	$—	$—

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$1,348	$—	$—
Restricted assets - landfill closure	903	—	—

Total	$2,251	$—	$—

Liabilities:
Interest rate derivative	$—	$178	$—

Fair Value of Debt

As of June 30, 2016, the fair value of our fixed rate debt, including our 2019 Notes, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York Bonds 2016 and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $466,317 and the carrying value was $453,970. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as the fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of June 30, 2016, the fair value of our ABL Facility is considered to be Level 2 within the fair value hierarchy as the fair value approximates its carrying value of $55,800 based on current borrowing rates for similar types of borrowing arrangements. The carrying value of our remaining material variable rate debt, the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

11.	DIVESTITURE TRANSACTIONS

Sale of Business

In the three months ended June 30, 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $872, resulting in a gain of $677 in the three months ended June 30, 2015.

Maine Energy

In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which was to be paid to us in installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process and site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. In consideration of the fact that the project was substantially completed and based on incurred costs to date and estimates at that time regarding the remaining costs to fulfill our obligation under the purchase and sale agreement, we reversed a reserve of $1,157 of excess costs to complete the divestiture in the quarter ended March 31, 2015. As of June 30, 2016, we had no remaining costs to complete the divestiture accrued as we had fulfilled our obligation under the agreement.

CARES and Related Transaction

Casella-Altela Regional Environmental Services, LLC (“CARES”) was a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES was Altela, Inc. (“Altela”). Our ownership interest in CARES was 51%. In accordance with FASB ASC 810-10-15, we consolidate the assets, liabilities and results of operations of CARES and its wholly owned subsidiary, CARES McKean, LLC, into our consolidated financial statements due to our controlling financial interest in the joint venture.

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

In the three months ended June 30, 2016, we dissolved CARES in accordance with the CARES Limited Liability Company Agreement. We are in the process of dissolving CARES McKean, LLC in accordance with Pennsylvania dissolution proceedings and upon dissolution we will deconsolidate the assets, liabilities and equity components, including the noncontrolling interest.

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

Three Months Ended June 30, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income	Total assets
Eastern	$45,405	$11,692	$7,138	$3,079	$208,316
Western	59,460	17,889	6,908	10,175	319,480
Recycling	12,816	302	1,040	468	48,782
Other	26,989	404	716	1,874	55,043
Eliminations	—	(30,287)	—	—	—

Total	$144,670	$—	$15,802	$15,596	$631,621

Three Months Ended June 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$43,822	$11,401	$6,752	$3,186	$207,507
Western	61,686	18,504	7,674	7,684	323,746
Recycling	11,462	253	1,110	(401)	50,457
Other	26,744	270	705	873	58,467
Eliminations	—	(30,428)	—	—	—

Total	$143,714	$—	$16,241	$11,342	$640,177

Six Months Ended June 30, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$84,392	$21,229	$13,327	$2,291	$208,316
Western	111,922	32,740	13,398	13,169	319,480
Recycling	23,454	933	2,132	(606)	48,782
Other	50,335	684	1,398	2,716	55,043
Eliminations	—	(55,586)	—	—	—

Total	$270,103	$—	$30,255	$17,570	$631,621

Six Months Ended June 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$77,090	$19,417	$11,990	$2,700	$207,507
Western	111,043	32,901	14,412	12,679	323,746
Recycling	21,756	257	2,226	(2,411)	50,457
Other	50,403	491	1,362	1,500	58,467
Eliminations	—	(53,066)	—	—	—

Total	$260,292	$—	$29,990	$14,468	$640,177

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collection	$63,685	$60,636	$121,536	$113,962
Disposal	39,384	44,064	71,637	71,831
Power generation	1,460	1,564	3,167	3,612
Processing	1,747	1,665	2,720	2,785

Solid waste operations	106,276	107,929	199,060	192,190
Organics	12,171	10,847	21,106	19,867
Customer solutions	13,407	13,476	26,483	26,479
Recycling	12,816	11,462	23,454	21,756

Total revenues	$144,670	$143,714	$270,103	$260,292

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

This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including:

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

As of July 15, 2016, we owned and/or operated 34 solid waste collection operations, 46 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

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

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2016		2015			2016		2015
Collection	$63.7	44.0%	$60.6	42.2%	$3.1	$121.5	45.0%	$114.0	43.8%	$7.5
Disposal	39.4	27.2%	44.0	30.6%	(4.6)	71.6	26.5%	71.8	27.6%	(0.2)
Power	1.5	1.0%	1.6	1.1%	(0.1)	3.2	1.2%	3.6	1.4%	(0.4)
Processing	1.7	1.3%	1.7	1.2%	—	2.7	1.0%	2.8	1.0%	(0.1)

Solid waste	106.3	73.5%	107.9	75.1%	(1.6)	199.0	73.7%	192.2	73.8%	6.8
Organics	12.2	8.4%	10.8	7.6%	1.4	21.1	7.8%	19.8	7.6%	1.3
Customer solutions	13.4	9.3%	13.5	9.3%	(0.1)	26.5	9.8%	26.5	10.2%	—
Recycling	12.8	8.8%	11.5	8.0%	1.3	23.5	8.7%	21.8	8.4%	1.7

Total revenues	$144.7	100.0%	$143.7	100.0%	$1.0	$270.1	100.0%	$260.3	100.0%	$9.8

A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2016 vs. 2015		June 30, 2016 vs. 2015
	Amount	% of Growth	Amount	% of Growth
Price	$3.7	2.6%	$7.7	3.0%
Volume	(6.0)	(4.2)%	(0.8)	(0.3)%
Commodity price and volume	—	0.0%	(0.4)	(0.2)%
Acquisitions and divestitures	0.7	0.5%	0.3	0.1%

Solid waste	$(1.6)	(1.1)%	$6.8	2.6%

Solid waste revenues

Price.

•	The price change component in quarterly solid waste revenues decline is the result of $2.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk, and $0.8 million from favorable disposal pricing associated with our landfills and transfer stations.

•	The price change component in year-to-date solid waste revenues growth is the result of $6.5 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk, and $1.2 million from favorable disposal pricing associated with our landfills and transfer stations.

Volume.

•	The volume change component in quarterly solid waste revenues decline is the result of $6.3 million from disposal volume decreases (of which $3.3 million relates to lower landfill volumes, including lower drill cutting volumes at our McKean landfill and the diversion of certain lower priced tons, $2.4 million relates to lower transportation volumes associated with lower drill cutting volumes, and $0.6 million relates to lower transfer station volumes), partially offset by $0.3 million from higher collection volumes. The volume decline in quarterly solid waste revenues growth is the result of winter weather fluctuations year-over-year, which resulted in volume shifts between quarters.

•	The volume change component in year-to-date solid waste revenues growth is the result of $2.2 million from disposal volume decreases (of which $2.1 million relates to lower transportation volumes associated with lower drill cutting volumes, $0.9 million relates to lower landfill volumes, and $0.8 million relates to higher transfer station volumes) and $0.1 million from lower processing volumes, partially offset by $1.5 million from higher collection volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly solid waste revenues decline is primarily the result of $0.2 million from unfavorable energy pricing at our landfill gas-to-energy operations, offset by $0.2 million from higher landfill gas-to-energy volumes and favorable commodity pricing.

•	The commodity price and volume change component in year-to-date solid waste revenues growth is primarily the result of $0.7 million from unfavorable energy pricing at our landfill gas-to-energy operations, partially offset by $0.3 million from higher landfill gas-to-energy volumes.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues change is the result of the acquisition of three transfer stations in the three months ended June 30, 2016, partially offset by the divestiture of a business in May 2015.

Organics revenues

•	Quarterly and year-to-date revenues increased as the result of higher volumes in the three months ended June 30, 2016.

Customer Solutions revenues

•	Quarterly revenues decreased slightly as the result of lower volumes, which offset slightly higher volumes in the quarter ended March 31, 2016 leaving year-to-date revenues flat.

Recycling revenues

•	Quarterly revenues increased from higher commodity pricing in the marketplace combined with higher commodity volumes and higher tipping fees.

•	Year-to-date revenues increased from favorable commodity pricing in the marketplace in the three months ended June 30, 2016, as compared to unfavorable commodity pricing in the quarter ended March 31, 2016, combined with higher commodity volumes and higher tipping fees.

Operating Expenses

A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2016		2015			2016		2015
Cost of operations	$95.2	65.8%	$98.7	68.7%	$(3.5)	$185.6	68.7%	$186.6	71.7%	$(1.0)
General and administration	$18.1	12.5%	$18.1	12.6%	$0.0	$36.7	13.6%	$34.9	13.4%	$1.8
Depreciation and amortization	$15.8	10.9%	$16.2	11.3%	$(0.4)	$30.3	11.2%	$30.0	11.5%	$0.3

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

The period-to-period changes in cost of operations can be primarily attributed to the following:

•	Third-party direct costs decreased $2.5 million quarterly and $2.7 million year-to-date due to: lower disposal and hauling costs associated with decreased volumes in our Western region; lower purchased material costs in our Customer Solutions business; lower disposal costs in our Organics business in the quarter ended March 31, 2016; and lower purchased material costs in our Recycling business. These costs were partially offset by higher hauling and transportation costs in our Organics and Customer Solutions businesses.

•	Fuel costs decreased $0.8 million quarterly and $1.7 million year-to-date due to lower diesel fuel prices in the marketplace along with the consumption of less diesel fuel in our fleet.

•	Labor and related benefit costs decreased $0.9 million quarterly and $0.4 million year-to-date due to lower healthcare costs on a quarterly basis related to plan improvements and lower overall claim activity, and lower labor and related benefit costs on lower volumes in the Western region. This was partially offset by additional labor and related benefit costs on higher volumes in our Eastern region.

•	Direct operational costs remained flat quarterly and increased $2.2 million year-to-date due to: higher equipment rental costs; higher vehicle self-insurance costs; higher gas control and other landfill operating costs in our Eastern region; and higher host royalty fees on a year-to-date basis. Increased quarterly direct operational costs were offset by lower leachate disposal costs at certain landfills in our Western region; lower landfill operating lease amortization on lower rates and tons at our Southbridge landfill in our Eastern region; and lower host royalty fees at our Southbridge landfill in the Eastern region.

•	Maintenance and repair costs increased $0.8 million quarterly and $1.7 million year-to-date primarily due to higher maintenance costs in our Recycling segment and higher facility maintenance costs. This was partially offset by lower quarterly fleet maintenance costs, which resulted in a decrease in our fleet maintenance costs year-to-date.

General and Administration

General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.

The period-to-period changes in general and administration expenses can be primarily attributed to the following:

•	Labor and related benefit costs increased $0.2 million quarterly and $1.4 million year-to-date primarily due to higher estimated incentive compensation.

•	Bad debt expense increased $0.3 million quarterly and remained flat year-to-date due to collectability issues associated with a disposal customer.

•	Professional fees decreased $0.5 million quarterly and remained flat year-to-date primarily due to timing as lower legal, accounting and audit fees in the three months ended June 30, 2016 offset higher fees in the quarter ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense includes: (i) depreciation of property and equipment, including assets recorded for capital leases, on a straight-line basis over the estimated useful lives of the assets; (ii) amortization of landfill costs (including those costs incurred and all estimated future costs for landfill development and construction, along with asset retirement costs arising from closure and post-closure obligations) on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets our criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, using either an economic benefit provided approach or a straight-line basis over the definitive terms of the related agreements.

A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2016		2015			2016		2015
Depreciation	$8.4	5.8%	$8.3	5.8%	$0.1	$16.8	6.2%	$16.6	6.4%	$0.2
Landfill amortization	6.9	4.8%	7.3	5.1%	(0.4)	12.5	4.6%	12.0	4.6%	0.5
Other amortization	0.5	0.3%	0.6	0.4%	(0.1)	1.0	0.4%	1.4	0.5%	(0.4)

	$15.8	10.9%	$16.2	11.3%	$(0.4)	$30.3	11.2%	$30.0	11.5%	$0.3

The period-to-period changes in depreciation and amortization expense can be primarily attributed to the following:

•	Quarterly landfill amortization expense decreased due to lower landfill volumes, partially offsetting an overall increase in our average amortization rate and higher landfill volumes in the quarter ended March 31, 2016.

•	Quarterly and year-to-date other amortization expense decreased due to the makeup and timing of definite life intangible assets.

Divestiture Transactions

Sale of Business. In the three months ended June 30, 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $0.9 million, resulting in a gain of $0.7 million in the three months ended June 30, 2015.

Maine Energy. In the quarter ended March 31, 2015, we recorded a gain of $4.9 million associated with the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”) and the sale of certain assets of the Casella-Altela Regional Environmental Services, LLC (“CARES”) water treatment facility, along with certain other equipment and real estate of ours, to a third-party. See Note 11, Divestiture Transactions to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for further disclosure.

Other Expenses

Interest Expense, net

Our interest expense, net decreased $0.1 million quarterly and $0.2 million year-to-date primarily due to lower average debt balances and changes to our capitalization structure. Specifically, in order to reduce costs and our exposure to financing and interest rate risk, we repurchased or redeemed, as applicable, and retired $34.4 million of our most expensive debt, the 7.75% senior subordinated notes due February 2019 (“2019 Notes”), since September 2015; we completed the issuance of $15.0 million of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) in June 2016; we completed the issuance of $15.0 million of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) in August 2015; and we completed the refinancing of our senior revolving credit and letter of credit facility that was due March 2016 (“Senior Credit Facility”), which included the issuance of an additional $60.0 million of 2019 Notes, in February 2015.

Loss on Debt Extinguishment

We recorded a loss on debt extinguishment of $0.6 million in the three months ended June 30, 2016 associated with the redemption of $12.5 million aggregate principal amount of 2019 Notes and the repurchase of $3.0 million aggregate principal amount of 2019 Notes. We also recorded a less than $0.1 million gain on debt extinguishment in the quarter ended March 31, 2016 associated with the below par repurchase of $4.2 million aggregate principal amount of 2019 Notes and a $0.5 million loss on debt extinguishment in the quarter ended March 31, 2015 associated with the refinancing of our Senior Credit Facility. See Note 6, Long-Term Debt to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for further disclosure.

Loss on Derivative Instruments

We were party to an interest rate derivative agreement for an interest rate swap that was not considered to be an effective cash flow hedge, which matured in the quarter ended March 31, 2016. We recognized the change in fair value of the interest rate swap along with any cash settlements through earnings as a (gain) or loss on derivative instruments.

Provision for Income Taxes

Our provision for income taxes decreased $0.1 million quarterly and $0.8 million year-to-date. The provision for income taxes in the six months ended June 30, 2016 and June 30, 2015 includes $0.3 million and $0.4 million, respectively, of deferred tax provisions due mainly to the increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.

In connection with New York State’s (“State”) audit of our tax returns for fiscal years ended April 30, 2011 through April 30, 2013, the State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. During the quarter ended March 31, 2015, as a result of discussions with the State, we decided to settle the audit for an amount less than 8.0% of the total cumulative alleged liability in order to minimize the out-of-pocket costs and potential litigation. As a result of these discussions, we recorded a $0.2 million gross increase in uncertain tax positions in the quarter ended March 31, 2015 related to the settlement with the State. This settlement was finalized in August 2015 for $0.2 million. As a result of these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, we recorded an increase in the reserve for uncertain tax positions of $0.4 million during the quarter ended March 31, 2015. During the quarter ended March 31, 2016, we recorded a decrease in the reserve for uncertain tax positions of $0.3 million due to the expiration of the statute of limitations on other positions.

Segment Reporting

A summary of revenues by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
Segment	2016	2015		2016	2015
Eastern	$45.4	$43.8	$1.6	$84.4	$77.1	$7.3
Western	59.5	61.7	(2.2)	111.9	111.0	0.9
Recycling	12.8	11.5	1.3	23.5	21.8	1.7
Other	27.0	26.7	0.3	50.3	50.4	(0.1)

Total	$144.7	$143.7	$1.0	$270.1	$260.3	$9.8

Eastern Region

A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2016 vs. 2015		June 30, 2016 vs. 2015
	Amount	% of Growth	Amount	% of Growth
Price	$1.5	3.4%	$3.2	4.2%
Volume	0.2	0.5%	4.0	5.2%
Commodity price and volume	(0.1)	(0.2)%	0.1	0.1%

Solid waste	$1.6	3.7%	$7.3	9.5%

Price.

•	The price change component in quarterly solid waste revenues growth is the result of $1.0 million from favorable collection pricing, including a floating sustainability recycling adjustment fee, and $0.5 million from favorable disposal pricing related to transfer stations and landfills.

•	The price change component in year-to-date solid waste revenues growth is the result of $2.4 million from favorable collection pricing, including a floating sustainability recycling adjustment fee, and $0.8 million from favorable disposal pricing related to transfer stations and landfills.

Volume.

•	The volume change component in quarterly solid waste revenues growth is the result of $1.5 million from higher collection volumes, partially offset by $1.3 million from lower disposal volumes (of which $1.0 million relates to lower landfill volumes and $0.3 million relates to lower transfer station volumes).

•	The volume change component in year-to-date solid waste revenues growth is the result of $0.8 million from higher disposal volumes (of which $0.3 million relates to higher landfill volumes and $0.5 million relates to higher transfer station volumes) and $3.2 million from higher collection volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly solid waste revenues growth is the result of $0.1 million from unfavorable landfill gas-to-energy pricing.

•	The commodity price and volume change component in year-to-date solid waste revenues growth is the result of $0.1 million from favorable landfill gas-to-energy pricing, as favorable pricing in the quarter ended March 31, 2016 more than offset unfavorable pricing in the three months ended June 30, 2016.

Western Region

A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period		Period-to-Period
	Change for the Three Months Ended		Change for the Six Months Ended
	June 30, 2016 vs. 2015		June 30, 2016 vs. 2015
	Amount	% of Growth	Amount	% of Growth
Price	$2.2	3.6%	$4.6	4.1%
Volume	(5.2)	(8.4)%	(3.5)	(3.1)%
Commodity price and volume	0.1	0.2%	(0.6)	(0.5)%
Acquisitions & divestitures	0.7	1.0%	0.4	0.3%

Solid waste	$(2.2)	(3.6)%	$0.9	0.8%

Price.

•	The price change component in quarterly solid waste revenues decline is the result of $1.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee, and $0.3 million from favorable disposal pricing related to transfer stations and landfills.

•	The price change component in year-to-date solid waste revenues growth is the result of $4.2 million from favorable collection pricing, including a floating sustainability recycling adjustment fee, and $0.4 million from favorable disposal pricing related to transfer stations and landfills.

Volume.

•	The volume change component in quarterly solid waste revenues decline is the result of $4.0 million from lower disposal volumes (of which $2.3 million relates to lower landfill volumes, including lower drill cutting volumes at our McKean landfill, $1.4 million relates to lower transportation volumes associated with lower drill cutting volumes, and $0.3 million relates to lower transfer station volumes) and $1.2 million from lower collection volumes due to our efforts to improve profitability of hauling routes and the pull-forward of certain volumes into the quarter ended March 31, 2016 due to unseasonably warm winter weather.

•	The volume change component in year-to-date solid waste revenues growth is the result of $1.8 million from lower disposal volumes (of which $1.2 million relates to lower landfill volumes, including lower drill cutting volumes at our McKean landfill, $0.8 million relates to lower transportation volumes associated with lower drill cutting volumes, and $0.2 million relates to higher transfer station volumes), $1.6 million from lower collection volumes due to our efforts to improve profitability of hauling routes, and $0.1 million from lower processing volumes.

Commodity price and volume.

•	The commodity price and volume change component in quarterly solid waste revenues decline is the result of $0.1 million of favorable commodity pricing and $0.1 million of higher volumes within our landfill gas-to-energy operations, partially offset by $0.1 million of unfavorable energy pricing.

•	The commodity price and volume change component in year-to-date solid waste revenues growth is the result of $0.9 million of unfavorable energy pricing, partially offset by $0.3 million of favorable volumes within our landfill gas-to-energy operations.

Acquisitions and divestitures.

•	The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues change is the result of the acquisition of three transfer stations in the three months ended June 30, 2016, partially offset by the divestiture of a business in May 2015.

A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
Segment	2016	2015		2016	2015
Eastern	$3.1	$3.2	$(0.1)	$2.3	$2.7	$(0.4)
Western	10.2	7.7	2.5	13.2	12.7	0.5
Recycling	0.4	(0.4)	0.8	(0.6)	(2.4)	1.8
Other	1.9	0.8	1.1	2.7	1.5	1.2

Total	$15.6	$11.3	$4.3	$17.6	$14.5	$3.1

Eastern Region

Operating income decreased $0.1 million quarterly and $0.4 million year-to-date. After taking into consideration the $1.2 million impact of the Maine Energy divestiture reserve reversal in the quarter ended March 31, 2015, our operating performance in the three and six months ended June 30, 2016 improved due to the revenue growth outlined above, partially offset by the following cost changes:

•	Cost of operations: Cost of operations increased $1.4 million quarterly and $5.9 million year-to-date primarily due to the following: higher third-party disposal costs associated with higher collection and, to a lesser extent, higher disposal volumes, which decreased quarterly, but increased on a year-to-date basis, from organic customer growth; higher direct operational costs (including gas control and other landfill operating costs, higher equipment rental costs, and higher vehicle self-insurance costs); and higher facility maintenance and repair costs. These costs were partially offset by: lower diesel fuel costs; lower landfill operating lease amortization due to a lower rate and lower tons at our Southbridge landfill; lower host royalty fees at our Southbridge landfill; and lower fleet maintenance costs.

•	Depreciation and amortization: Depreciation and amortization expense increased $0.4 million quarterly and $1.3 million year-to-date primarily due to an increase in the amortization rate at our Southbridge landfill and higher landfill tons on a year-to-date basis.

Western Region

Operating income increased $2.5 million quarterly and $0.5 million year-to-date. Operating income for the three and six months ended June 30, 2015 was favorably impacted by the $0.7 million quarterly impact associated with a gain on the divestiture of a business and the $3.8 million year-to-date impact of the gain associated with the disposal of certain assets of the CARES water treatment facility and certain of our equipment and real estate in a related transaction. After taking this into consideration, our operating performance in the three and six months ended June 30, 2016 improved due to the year-to-date revenue growth outlined above and the following cost changes:

•	Cost of operations: Cost of operations decreased $5.0 million quarterly and $3.8 million year-to-date primarily due to the following: lower third-party disposal and hauling costs associated with lower collection and disposal volumes; lower healthcare costs on a quarterly basis related to plan improvements and lower overall claim activity; lower labor and related benefit costs on lower volumes; and lower diesel fuel costs.

•	Depreciation and amortization: Depreciation and amortization expense decreased $0.8 million quarterly and $1.0 million year-to-date primarily due to lower landfill volumes.

Recycling

Improved operating performance is the result of revenue growth outlined above, partially offset by the following cost changes:

•	Cost of operations: Cost of operations increased $0.6 million quarterly and $0.5 million year-to-date primarily due to higher maintenance costs, partially offset by lower purchased material costs.

Other

Improved operating performance is primarily the result of our Organics business. Operating income for our Organics business improved by $0.7 million quarterly and year-to-date due to the revenue growth outlined above, partially offset by higher cost of operations associated with higher hauling and transportation costs.

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

A summary of cash and cash equivalents, restricted assets and long-term debt balances (in millions) follows:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$2.4	$2.3

Restricted assets:
Capital projects	$0.9	$1.4
Landfill closure	0.9	0.9

Total restricted assets	$1.8	$2.3

Long-term debt:
Current portion	$1.4	$1.4
Long-term portion	501.8	506.0

Total long-term debt	$503.2	$507.4

Summary of Cash Flow Activity

A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2016	2015
Net cash provided by operating activities	$35.6	$23.9	$11.7
Net cash used in investing activites	$(28.3)	$(11.6)	$(16.7)
Net cash used in financing activities	$(7.2)	$(11.3)	$4.1

Net cash provided by operating activities.

A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2016	2015
Net loss	$(2.4)	$(7.0)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	30.3	30.0
Depletion of landfill operating lease obligations	4.4	4.4
Interest accretion on landfill and environmental remediation liabilities	1.8	1.7
Amortization of debt issuance costs and discount on long-term debt	2.1	2.0
Stock-based compensation	1.6	1.4
Gain on sale of property and equipment	(0.5)	(0.1)
Divestiture transactions	—	(5.6)
Loss on debt extinguishment	0.5	0.5
Loss on derivative instruments	—	0.2
Excess tax benefit on the vesting of share based awards	—	(0.2)
Deferred income taxes	0.3	0.4

	38.1	27.7
Changes in assets and liabilites, net	(2.5)	(3.8)

Net cash provided by operating activities	$35.6	$23.9

A summary of the most significant items affecting the change in our operating cash flows follows:

•	Improved operational performance in the six months ended June 30, 2016 as revenues increased by $9.8 million, whereas cost of operations decreased $1.0 million and general and administration expenses increased $1.8 million.

•	Improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments. The improvement in the six months ended June 30, 2016 was the result of the favorable cash flow impacts associated with accounts receivable and accounts payable, partially offset by the unfavorable cash flow impacts associated with prepaid expenses, inventories and other assets and accrued expenses and other liabilities.

Net cash used in investing activities.

A summary of the most significant items affecting the change in our investing cash flows follows:

•	Capital expenditures. As expected, capital expenditures were $7.2 million higher in the six months ended June 30, 2016, primarily due to increased spend on various landfill development projects and business growth, as well as higher fleet, machinery, equipment and container purchases.

•	Proceeds from divestiture transactions. We divested a business, certain assets of the CARES water treatment facility, and other equipment of ours as a result of the CARES transaction for cash consideration of $5.3 million in the six months ended June 30, 2015.

•	Acquisitions, net of cash acquired. We acquired three transfer stations in our Western region during the three months ended June 30, 2016 for total consideration of $2.8 million, including $2.4 million in cash.

Net cash used in financing activities.

A summary of the most significant items affecting the change in our financing cash flows follows:

•	Debt activity. We had both a decrease in debt borrowings of $105.7 million, and debt payments of $106.6 million, associated primarily with: the issuance of an additional $60.0 million of 2019 Notes and the refinancing of our Senior Credit Facility in the six months ended June 30, 2015; and the repurchase or redemption, as applicable, and retirement of $19.7 million aggregate principal amount of 2019 Notes in order to maximize interest savings by paying down our most expensive debt.

•	Change in restricted cash. In the three months ended June 30, 2016, we obtained $3.0 million of restricted cash from the issuance of $15.0 million aggregate principal amount of New York Bonds 2016 and subsequently used $2.2 million of these funds to pay down senior secured asset-based revolving credit and letter of credit facility due February 2020 (“ABL Facility”) borrowings for costs incurred to fund certain capital projects in the state of New York. We also used the remaining $1.3 million of restricted cash associated with the issuance of FAME Bonds 2015 in the six months ended June 30, 2016 to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of Maine. In the six months ended June 30, 2015, we used $5.7 million of the restricted cash associated with the issuance of the New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bond Series 2014 (“New York Bonds 2014”) to pay down ABL Facility borrowings used to finance certain capital projects in the state of New York.

•	Payments of debt issuance costs. We made $8.1 million of debt issuance cost payments in the six months ended June 30, 2015 related to the issuance of an additional $60.0 million of 2019 Notes and the refinancing of our Senior Credit Facility, as compared to $0.7 million of debt issuance cost payments in the six months ended June 30, 2016 related primarily to the issuance of New York Bonds 2016.

•	Distribution to noncontrolling interest holder. We distributed $1.5 million in the six months ended June 30, 2015 to Altela, Inc. associated with the disposal of certain assets of CARES as a part of the dissolution of the business.

Outstanding Long-Term Debt

Asset-Based Lending Facility

The ABL Facility consists of a revolving credit facility with loans thereunder being available up to an aggregate principal amount of $190.0 million, subject to availability under a borrowing base formula as defined in the ABL Facility agreement. We have the right to request, at our discretion, an increase in the amount of loans under the ABL Facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the ABL Facility agreement. Interest accrues at London Interbank Offered Rate (“LIBOR”) plus between 1.75% and 2.50%, subject to the terms of the ABL Facility agreement and is set at LIBOR plus 2.25% as of June 30, 2016. The ABL Facility matures on February 26, 2020. If we fail to refinance the 2019 Notes on or before November 16, 2018, the maturity date of the ABL Facility will be November 16, 2018. The ABL Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and is collateralized by certain qualified accounts receivable-trade, inventory and property, plant and equipment.

The ABL Facility agreement requires us to maintain minimum consolidated EBITDA for the twelve months preceding the measurement date measured at the end of each fiscal quarter. Minimum consolidated EBITDA is a non-GAAP financial measure that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. As of June 30, 2016, we were in compliance with the minimum consolidated EBITDA financial covenant contained in the ABL Facility agreement as follows (in millions):

Asset-Based Revolving Credit Facility Financial Covenants	Twelve Months Ended June 30, 2016	Covenant Requirements at June 30, 2016
Minimum consolidated EBITDA (1)	$117.2	$75.0 Min.

(1)

Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date, June 30, 2016. Based on the minimum consolidated EBITDA, our consolidated leverage ratio, as defined in the ABL Facility agreement, was 4.43 as of June 30, 2016. The consolidated leverage ratio is used to set pricing according to the ABL Facility agreement and there is no financial covenant associated with this ratio.

A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2016
Net cash provided by operating activities	$82.2

Changes in assets and liabilities, net of effects of acquisitions and divestitures	(2.7)
Divestiture transactions	(0.1)
Gain on sale of property and equipment	0.6
Loss on debt extinguishment	(1.0)
Stock based compensation, net of excess tax benefit	(3.2)
Impairment of investments	(2.1)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	36.1
Provision for income taxes, net of deferred taxes	(0.2)
EBITDA adjustment as allowed by the ABL Facility agreement	0.1
Other adjustments as allowed by the ABL Facility agreement	7.5

Minimum consolidated EBITDA	$117.2

If the borrowing availability is less than a minimum availability threshold determined in accordance with the ABL Facility agreement, we are then subject to additional financial ratio covenants. As of June 30, 2016, our borrowing availability was greater than the minimum availability threshold as follows (in millions):

	Amount	Minimum Availability Threshold
Availability (2)	$56.3	$23.8

(2)	As of June 30, 2016, borrowing availability was calculated as a borrowing base of $138.4 million, less revolver borrowings of $55.8 million, less outstanding irrevocable letters of credit totaling $26.3 million, at which date no amount had been drawn.

As of June 30, 2016, our additional financial ratio covenants, as defined in the ABL Facility agreement (if they would have been applicable) were as follows:

Asset-Based Revolving Credit Facility Financial Ratio Covenants	Twelve Months Ended June 30, 2016	Limits at June 30, 2016
Minimum fixed charge coverage ratio	1.61	1.00 Min.
Maximum consolidated first lien leverage ratio	0.51	2.00 Max.

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

In addition to the financial covenants described above, the ABL Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2016, we were in compliance with all covenants under the ABL Facility agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

Tax-Exempt Financings

New York Bonds

In the three months ended June 30, 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15.0 million aggregate principal amount of New York Bonds 2016.

As of June 30, 2016, we had outstanding $40.0 million aggregate principal amount of New York Bonds 2014 and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds. As of June 30, 2016, we have $0.8 million of restricted cash reserved for repayment of certain capital projects in the state of New York.

Maine Bonds

As of June 30, 2016, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.

As of June 30, 2016, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025. We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in the state of Maine.

As of June 30, 2016, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.

Vermont Bonds

As of June 30, 2016, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.

New Hampshire Bonds

As of June 30, 2016, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.

Senior Subordinated Notes

In the six months ended June 30, 2016, we continued our efforts to redeem or repurchase, as applicable, and permanently retire our 2019 Notes in order to maximize interest savings by paying down our most expensive debt. We redeemed and permanently retired $12.5 million aggregate principal amount of 2019 Notes at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon; we repurchased and permanently retired $3.0 million aggregate principal amount of 2019 Notes at a repurchase price of $102.25; and we repurchased and permanently retired $4.2 million aggregate principal amount of 2019 Notes at a repurchase price of $96.75. Additionally, in July 2016, we continued to maximize interest savings by paying down our most expensive debt when we repurchased and retired an additional $5.0 million aggregate principal amount of 2019 Notes at a repurchase price of $102.00.

As of June 30, 2016, we had outstanding $350.6 million aggregate principal amount of 2019 Notes, which will mature on February 15, 2019. The 2019 Notes accrue interest at the rate of 7.75% per annum and interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2019 Notes are fully and unconditionally guaranteed on a senior subordinated basis by substantially all of our existing and future domestic restricted subsidiaries that guarantee our ABL Facility.

The indenture governing the 2019 Notes contains certain negative covenants which restrict, among other things, our ability to sell assets, make investments in joint ventures, pay dividends, repurchase stock, incur debt, grant liens and issue preferred stock. As of June 30, 2016, we were in compliance with all covenants under the indenture governing the 2019 Notes, and we do not believe that these restrictions impact our ability to meet future liquidity needs except that they may impact our ability to increase our investments in non-wholly owned entities, including the joint ventures to which we are already party.

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

Limitations on Ownership of Notes

Pursuant to Section 2.19 of the indenture governing the 2019 Notes and the provisions of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the holders of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of June 30, 2016, that dollar amount was $51.0 million.

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

Information about market risks as of June 30, 2016, does not differ materially from that discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2105.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or allegations of environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we may be named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business.

Expera Old Town, LLC v. Casella Waste Systems, Inc.

On or about November 6, 2015, Expera Old Town, LLC (“Expera”) filed a lawsuit against us in Maine Superior Court, seeking damages for breach of contract and unjust enrichment and an action for declaratory judgment ( “Lawsuit”). Expera was a successor-in-interest to a contract between us and Old Town Fuel and Fiber (“OTFF”), the former owner of a pulp manufacturing facility (“Facility”) located in Old Town, Maine (“Contract”). Expera purchased the Facility during the pendency of the bankruptcy of OTFF. Since the filing of the Lawsuit, Expera has sold the Facility and related assets to MFGR LLC (“MFGR”). MFGR alleged that we had the obligation to provide a specialized type of wood fuel to the Facility or, alternatively, that we owed a “Fuel Replacement Fee” of up to $2.0 million a year (subject to the possibility of certain credits against such payments). The Contract was to expire in 2036.

On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Superior Court on April 15, 2016. On or about April 12, 2016, the Parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we paid MFGR $1.3 million upon execution of the SA, and will pay $0.4 million a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we recorded a reserve of $2.6 million that included a contract settlement charge of $1.9 million and operating expenses of $0.7 million recorded in the fiscal year ended December 31, 2015. As of June 30, 2016, $1.4 million of this reserve remains outstanding. We have also reserved less than $0.1 million for legal costs associated with the Lawsuit and SA as of June 30, 2016.

We have also entered into a new leachate disposal agreement at market prices with MFGR for the treatment of leachate from the landfill managed by us for the State of Maine located in Old Town, Maine (“Juniper Ridge Landfill”), and MFGR has entered into a waste disposal agreement at market prices with us for the disposal at Juniper Ridge Landfill of waste materials produced in the demolition or re-purposing of the Facility.

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

Southbridge Recycling & Disposal Park, Inc.

In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and operator of an unlined portion of the landfill prior to our operation of a double-lined portion of the Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws advising the Town that we have incurred expenditures of $1.5 million, that we expect the Town to reimburse us for such costs, and for the Town to be responsible for any such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the Southbridge Landfill.

In February 2016, we received a Notice of Intent to Sue under the Resource Conservation and Recovery Act from a law firm representing residents from approximately 40 homes located in the vicinity of the Southbridge Landfill, indicating its intent to file suit against us. We would also expect the Town to be responsible for any costs or liabilities associated with this suit relative to alleged contamination originating from the Southbridge Landfill pursuant to Chapter 21E. The existence of those contaminants and any related lawsuit or other action could delay our ongoing permitting activities at Southbridge Landfill and result in costs and liabilities, each of which could have a material impact on our results of operations and financial condition.

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

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.8%. A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Three Months Ended June 30,
	2016	2015
Beginning balance	$5.2	$5.1
Accretion expense	—	0.1

Ending balance	$5.2	$5.2

ITEM 1A.	RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2016, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: July 29, 2016	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 29, 2016	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

4.1	Amended and Restated Guaranty Agreement, dated as of June 1, 2016, by and between the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on June 2, 2016 (file No. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith