Form 10-Q
period 2016-09-30
CASELLA WASTE SYSTEMS INC
filed 2016-11-04
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2016:

Class A common stock, $0.01 par value per share:	40,500,202
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,561	$2,312
Accounts receivable - trade, net of allowance for doubtful accounts of $1,081 and $988, respectively	63,355	60,167
Refundable income taxes	716	651
Prepaid expenses	9,186	7,670
Inventory	4,894	4,282
Other current assets	1,372	1,586
Total current assets	83,084	76,668
Property, plant and equipment, net of accumulated depreciation and amortization of $823,284 and $789,766, respectively	397,491	402,252
Goodwill	119,899	118,976
Intangible assets, net	8,232	9,252
Restricted assets	931	2,251
Cost method investments	12,333	12,333
Other non-current assets	13,285	11,937
Total assets	$635,255	$633,669
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,562	$1,448
Accounts payable	47,297	44,921
Accrued payroll and related expenses	9,399	8,175
Accrued interest	5,153	12,305
Current accrued capping, closure and post-closure costs	612	732
Other accrued liabilities	16,830	17,765
Total current liabilities	80,853	85,346
Long-term debt and capital leases, less current portion	499,039	505,985
Accrued capping, closure and post-closure costs, less current portion	44,288	40,309
Deferred income taxes	6,123	5,595
Other long-term liabilities	18,859	18,031
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,500,000 and 40,064,000 shares issued and outstanding, respectively	405	401
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share, respectively	10	10
Additional paid-in capital	347,079	344,518
Accumulated deficit	(361,334)	(366,459)
Accumulated other comprehensive (loss) income	(43)	7
Total Casella Waste Systems, Inc. stockholders' deficit	(13,883)	(21,523)
Noncontrolling interests	(24)	(74)
Total stockholders' deficit	(13,907)	(21,597)
Total liabilities and stockholders' deficit	$635,255	$633,669
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$151,133	$146,185	$421,236	$406,476
Operating expenses:
Cost of operations	98,803	99,656	284,409	286,225
General and administration	18,777	17,448	55,450	52,324
Depreciation and amortization	16,175	16,385	46,430	46,374
Divestiture transactions	—	—	—	(5,611)
	133,755	133,489	386,289	379,312
Operating income	17,378	12,696	34,947	27,164
Other expense (income):
Interest income	(64)	(56)	(229)	(267)
Interest expense	9,643	10,087	29,677	30,363
Loss on debt extinguishment	191	345	736	866
Loss on derivative instruments	—	41	—	239
Other income	(192)	(178)	(697)	(387)
Other expense, net	9,578	10,239	29,487	30,814
Income (loss) before income taxes	7,800	2,457	5,460	(3,650)
Provision for income taxes	263	198	344	1,112
Net income (loss)	7,537	2,259	5,116	(4,762)
Less: Net income (loss) attributable to noncontrolling interests	—	(37)	(9)	1,189
Net income (loss) attributable to common stockholders	$7,537	$2,296	$5,125	$(5,951)
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	41,377	40,810	41,169	40,560
Basic earnings per share	$0.18	$0.06	$0.12	$(0.15)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	42,287	41,283	41,896	40,560
Diluted earnings per share	$0.18	$0.06	$0.12	$(0.15)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,537	$2,259	$5,116	$(4,762)
Other comprehensive income (loss), net of tax:
Unrealized loss resulting from changes in fair value of marketable securities	(10)	(44)	(50)	(75)
Other comprehensive loss, net of tax	(10)	(44)	(50)	(75)
Comprehensive income (loss)	7,527	2,215	5,066	(4,837)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(37)	(9)	1,189
Comprehensive income (loss) attributable to common stockholders	$7,527	$2,252	$5,075	$(6,026)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2015	$(21,597)	40,064	$401	988	$10	$344,518	$(366,459)	$7	$(74)
Net income (loss)	5,116	—	—	—	—	—	5,125	—	(9)
Other comprehensive loss	(50)	—	—	—	—	—	—	(50)	—
Issuances of Class A common stock	188	436	4	—	—	184	—	—	—
Stock-based compensation	2,377	—	—	—	—	2,377	—	—	—
Contribution from noncontrolling interest holder	59	—	—	—	—	—	—	—	59
Balance, September 30, 2016	$(13,907)	40,500	$405	988	$10	$347,079	$(361,334)	$(43)	$(24)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income (loss)	$5,116	$(4,762)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,430	46,374
Depletion of landfill operating lease obligations	7,130	7,019
Interest accretion on landfill and environmental remediation liabilities	2,688	2,572
Amortization of debt issuance costs and discount on long-term debt	3,106	2,941
Stock-based compensation	2,377	2,325
Gain on sale of property and equipment	(541)	(137)
Divestiture transactions	—	(5,611)
Loss on debt extinguishment	736	866
Loss on derivative instruments	—	239
Excess tax benefit on the vesting of share based awards	—	(179)
Deferred income taxes	528	627
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(3,188)	(8,000)
Accounts payable	2,376	1,588
Prepaid expenses, inventories and other assets	(3,262)	1,743
Accrued expenses and other liabilities	(7,425)	(7,075)
Net cash provided by operating activities	56,071	40,530
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,439)	—
Acquisition related additions to property, plant and equipment	(38)	—
Additions to property, plant and equipment	(37,435)	(31,038)
Payments on landfill operating lease contracts	(4,811)	(2,956)
Proceeds from divestiture transactions	—	5,335
Proceeds from sale of property and equipment	1,069	636
Proceeds from property insurance settlement	—	546
Net cash used in investing activities	(43,654)	(27,477)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	140,700	296,929
Principal payments on long-term debt	(152,123)	(301,220)
Payments of debt issuance costs	(682)	(8,991)
Payments of debt extinguishment costs	(410)	(121)
Proceeds from the exercise of share based awards	—	161
Excess tax benefit on the vesting of share based awards	—	179
Change in restricted cash	1,347	1,319
Distributions to noncontrolling interest holder	—	(1,495)
Net cash used in financing activities	(11,168)	(13,239)
Net increase (decrease) in cash and cash equivalents	1,249	(186)
Cash and cash equivalents, beginning of period	2,312	2,205
Cash and cash equivalents, end of period	$3,561	$2,019
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$33,723	$33,364
Income taxes, net of refunds	$242	$31
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$1,841	$—
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2016 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
For comparative purposes, certain prior period amounts in the consolidated financial statements, including the presentation of debt issuance costs, have been reclassified to conform to the current period presentation. See Note 2, Accounting Changes for discussion regarding changes to the presentation of debt issuance costs and Note 6, Long-Term Debt for the updated disclosure.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2016, but prior to the filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q. See Note 6, Long-Term Debt for further disclosure.

2.	ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) deemed to have a potentially material effect on our consolidated financial statements upon adoption follows:

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

The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

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

The adoption of this ASU results in a cumulative-effect adjustment to the balance sheet, the recognition of changes in fair value of certain equity investments in net income, and enhanced disclosure. This guidance is effective January 1, 2018 with a cumulative-effect adjustment.

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
We acquired three transfer stations in our Western region during the nine months ended September 30, 2016. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from the date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition, with the residual amounts recorded as goodwill.

A summary of the purchase price for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Nine Months Ended September 30,
	2016	2015
Purchase Price:
Cash used in acquisitions	$2,439	$—
Holdbacks	400	—
Total	2,839	—
Allocated as follows:
Current assets	40	—
Land	353	—
Buildings	1,360	—
Equipment	269	—
Other liabilities, net	(106)	—
Fair value of assets acquired and liabilities assumed	1,916	—
Excess purchase price allocated to goodwill	$923	$—
Unaudited pro forma combined information that shows our operational results as though each of the acquisitions completed in the nine months ended September 30, 2016 had occurred as of January 1, 2015 follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$151,133	$147,008	$422,059	$408,946
Operating income	$17,378	$12,617	$34,868	$26,926
Net income (loss) attributable to common stockholders	$7,537	$2,249	$5,078	$(6,093)
Basic earnings per share attributable to common stockholders	$0.18	$0.06	$0.12	$(0.15)
Basic weighted average shares outstanding	41,377	40,810	41,169	40,560
Diluted earnings per share attributable to common stockholders	$0.18	$0.05	$0.12	$(0.15)
Diluted weighted average shares outstanding	42,287	41,283	41,896	40,560
The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2015 or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.	GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2015	Acquisitions	September 30, 2016
Eastern region	$17,429	$—	$17,429
Western region	87,503	923	88,426
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$118,976	$923	$119,899

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, September 30, 2016
Intangible assets	$17,594	$16,071	$33,665
Less accumulated amortization	(16,288)	(9,145)	(25,433)
	$1,306	$6,926	$8,232

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2015
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(16,198)	(7,881)	(24,079)
	$1,068	$8,184	$9,252
Intangible amortization expense was $561 and $1,604 during the three and nine months ended September 30, 2016, respectively, as compared to $595 and $1,977 during the three and nine months ended September 30, 2015, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2015 and thereafter follows:

Estimated Future Amortization Expense as of September 30, 2016
Fiscal year ending December 31, 2016	$531
Fiscal year ending December 31, 2017	$1,901
Fiscal year ending December 31, 2018	$1,698
Fiscal year ending December 31, 2019	$1,330
Fiscal year ending December 31, 2020	$1,137
Thereafter	$1,635

5.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE
Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated time frame for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period.
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$41,041	$39,829
Obligations incurred	1,828	1,971
Revisions in estimates (1)	(56)	—
Accretion expense	2,688	2,513
Obligations settled (2)	(601)	(2,209)
Ending balance	$44,900	$42,104

(1)	Relates to changes in estimates and assumptions concerning the anticipated waste flow, cost and timing of future final capping, closure and post-closure activities at certain of our landfills.

(2)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

6.	LONG-TERM DEBT
A summary of long-term debt and capital leases by debt instrument follows:

	September 30, 2016	December 31, 2015
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bearing interest at one-month LIBOR plus 2.25%	$56,299	$57,422
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019, bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026, bearing interest at 3.125%	15,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017, bearing interest at 6.25%	21,400	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025, bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018, bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019, bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - variable rate interest period through 2017, bearing interest at SIFMA Index	3,600	3,600
Other:
Capital leases maturing through April 2023, bearing interest at up to 7.70%	5,287	4,130
Notes payable maturing through January 2021, bearing interest at up to 7.00%	1,143	1,167
Senior Subordinated Notes:
Due February 2019; bearing interest at 7.75%	345,570	370,300
Principal amount of long-term debt and capital leases	515,299	525,019
Less—unamortized discount and debt issuance costs (1)	14,698	17,586
Long-term debt and capital leases less unamortized discount and debt issuance costs	500,601	507,433
Less—current maturities of long-term debt	1,562	1,448
	$499,039	$505,985

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	September 30, 2016	December 31, 2015
Senior Secured Asset-Based Revolving Credit Facility	$4,637	$5,593
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,267	1,407
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	586	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	518	566
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	778	830
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	612	636
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	595	690
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	32	35
Senior Subordinated Notes	5,673	7,829
	$14,698	$17,586

Financing Activities
Credit Facility
In October 2016, we entered into a credit agreement, which consists of a $350,000 aggregate principal amount term loan B facility and a $160,000 revolving line of credit facility. The net proceeds from this transaction have been used to repay in full our senior secured asset-based revolving credit and letter of credit facility ("ABL Facility") and will be used to redeem all of our remaining outstanding 7.75% Senior Subordinated Notes due 2019 ("2019 Notes") in November 2016 at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon and for payment of transaction related expenses.
New York Bonds 2016
In the nine months ended September 30, 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”). We borrowed the proceeds of the offering of the New York Bonds 2016 to finance or refinance certain capital projects in the state of New York, and to pay certain costs of issuance of the New York Bonds 2016.
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $191 and $736 in the three and nine months ended September 30, 2016, respectively, as compared to $345 and $866 during the three and nine months ended September 30, 2015, respectively, associated with the following:

•
the repurchase price and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of partial portions of our 2019 Notes; and

•
the write-off of debt issuance costs in connection with changes to the borrowing capacity from our previous senior revolving credit and letter of credit facility that was due March 2016 to the ABL Facility in the nine months ended September 30, 2015.

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
On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Superior Court on April 15, 2016. On or about April 12, 2016, the Parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we paid MFGR $1,250 upon execution of the SA, and will pay $350 a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we recorded a reserve of $2,616 that included a contract settlement charge of $1,940 and operating expenses of $676 recorded in the fiscal year ended December 31, 2015. As of September 30, 2016, $1,420 of this reserve remains outstanding. We have also reserved $34 for legal costs associated with the Lawsuit and SA as of September 30, 2016.
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
Environmental Remediation Liability
We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our material outstanding claims.
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the incurrence of environmental response costs and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to our Operating Agreement between us and the Town dated May 29, 2007, as amended. As of September 30, 2016, we have incurred total costs to date of approximately $1,993.

In February 2016, we received a Notice of Intent to Sue under the Resource Conservation and Recovery Act from a law firm representing residents from approximately 40 homes located in the vicinity of the Southbridge Landfill, indicating its intent to file suit against us. We believe it is reasonably possible that a loss may occur as a result of this potential matter although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for any costs or liabilities associated with this suit relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts, (the “Litigation”) alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking declaratory judgment of Steadfast’s obligations under the Policy. The costs and liabilities we may be required to incur in connection with the foregoing could have a material impact on our results of operations and financial condition, including our permitting activities and operations at the Southbridge Landfill.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$5,221	$5,142
Accretion expense	—	59
Obligations settled (1)	(255)	—
Ending balance	$4,966	$5,201

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

8.	STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. Under the 2006 Plan, we could grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,475 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as were subject to stock options granted under our 1993 Incentive Stock Option Plan, 1994 Non-statutory Stock Option Plan, 1996 Stock Option Plan, and 1997 Stock Incentive Plan (“Prior Plans”), which were not actually issued under the Prior Plans because such stock options expire or otherwise result in shares not being issued. As of September 30, 2016, there were 646 Class A common stock equivalents available for future grant under the 2006 Plan, inclusive of additional Class A common stock equivalents that were previously issued under our terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued. No awards may be granted under the 2006 Plan after October 9, 2016 and accordingly we expect to implement a new stock incentive plan which has been recommended to stockholders for approval at the 2016 Annual Meeting of Stockholders.
Stock Options
Stock options granted under the 2006 Plan are granted at a price equal to the prevailing fair market value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one to four year period from the date of grant.
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,297	$7.03
Granted	—	$—
Exercised	—	$—
Forfeited	(196)	$12.93
Outstanding, September 30, 2016	1,101	$5.98	5.7	$4,993
Exercisable, September 30, 2016	800	$5.95	4.6	$3,710
Expected to vest, September 30, 2016	1,100	$5.98	5.6	$4,987
Stock-based compensation expense for stock options was $143 and $435 during the three and nine months ended September 30, 2016, respectively, as compared to $161 and $478 during the three and nine months ended September 30, 2015, respectively.
As of September 30, 2016, total unrecognized stock-based compensation expense related to outstanding stock options was $782, which will be recognized over a weighted average period of 1.6 years.
Other Stock Awards
We granted restricted stock awards, restricted stock units and performance-based stock units under the 2006 Plan at a price equal to the fair market value of our Class A common stock at the date of grant. Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units granted vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance-based stock units granted vest at a future date following the grant date and are based on the attainment of certain performance targets.

A summary of restricted stock, restricted stock unit and performance-based stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance-Based Stock Units (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	962	$4.49
Granted	400	$6.32
Class A Common Stock Vested	(404)	$4.40
Forfeited	(7)	$5.52
Outstanding, September 30, 2016	951	$5.29	1.8	$4,768
Expected to vest, September 30, 2016	811	$5.24	1.7	$4,106

(1)	Performance-based stock units are included at the 100% attainment level. Attainment of the maximum performance targets could result in the issuance of an additional 43 shares of Class A common stock.
Stock-based compensation expense related to restricted stock, restricted stock units and performance-based stock units was $585 and $1,863 during the three and nine months ended September 30, 2016, respectively, as compared to $706 and $1,785 during the three and nine months ended September 30, 2015, respectively.
During the three and nine months ended September 30, 2016, the total fair value of restricted stock and restricted stock units vested was $50 and $2,703, respectively.
As of September 30, 2016, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $2,907, which will be recognized over a weighted average period of 1.7 years. As of September 30, 2016, maximum unrecognized stock-based compensation expense related to outstanding performance-based stock units was $431 to be recognized over a weighted average period of 2.3 years.
We also recorded $28 and $79 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2016, respectively, as compared to $24 and $62 during the three and nine months ended September 30, 2015, respectively.
Accumulated Other Comprehensive (Loss) Income
A summary of the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax follows:

Marketable Securities
Balance, December 31, 2015	$7
Other comprehensive loss before reclassifications	(50)
Amounts reclassified from accumulated other comprehensive (loss) income	—
Net current-period other comprehensive loss	(50)
Balance, September 30, 2016	$(43)

9.	EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common stockholders	$7,537	$2,296	$5,125	$(5,951)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	40,500	39,978	40,500	39,978
Class B common stock	988	988	988	988
Unvested restricted stock	(109)	(127)	(109)	(127)
Effect of weighted average shares outstanding	(2)	(29)	(210)	(279)
Basic weighted average common shares outstanding	41,377	40,810	41,169	40,560
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	910	473	727	—
Diluted weighted average common shares outstanding	42,287	41,283	41,896	40,560
Anti-dilutive potentially issuable shares	322	665	322	2,157

10.	FAIR VALUE OF FINANCIAL INSRUMENTS
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
We use valuation techniques that maximize the use of market prices and observable inputs and minimize the use of unobservable inputs. In measuring the fair value of our financial assets and liabilities, we rely on market data or assumptions that we believe market participants would use in pricing an asset or a liability.
Assets and Liabilities Accounted for at Fair Value
Our financial instruments for the periods reported below include cash and cash equivalents, trade receivables, trade payables, restricted investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, restricted cash reserved to finance certain capital projects, interest rate derivatives, and long-term debt. The carrying values of cash and cash equivalents, trade receivables and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investments held in trust and restricted cash, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivative, included in the Level 2 tier below, was calculated based on a valuation obtained from our counter-party based primarily on the three month London Interbank Offered Rate yield curve that was observable at commonly quoted intervals for the full term of the swap. The interest rate derivative matured on March 15, 2016. We recognize all derivatives accounted for on the balance sheet at fair value.

Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash - capital projects	$—	$—	$—
Restricted investments - landfill closure	931	—	—
Total	$931	$—	$—

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash - capital projects	$1,348	$—	$—
Restricted investments - landfill closure	903	—	—
Total	$2,251	$—	$—
Liabilities:
Interest rate derivative	$—	$178	$—
Fair Value of Debt
As of September 30, 2016, the fair value of our fixed rate debt, including our 2019 Notes, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”), Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York Bonds 2016 and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $460,674 and the carrying value was $448,970. The fair value of the 2019 Notes are considered to be Level 1 within the fair value hierarchy as their fair value is based off of a quoted market price in an active market. The fair value of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as their fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
Although we have determined the estimated fair value amounts of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented. As of September 30, 2016, the fair value of our ABL Facility was considered to be Level 2 within the fair value hierarchy as the fair value approximates its carrying value of $56,299 based on current borrowing rates for similar types of borrowing arrangements. The carrying value of our remaining material variable rate debt, the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.

11.	DIVESTITURE TRANSACTIONS
Sale of Business
In the quarter ended June 30, 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $872, resulting in a gain of $677 in the nine months ended September 30, 2015.

Maine Energy
In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which was to be paid to us in installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process and site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. In consideration of the fact that the project was substantially completed and based on incurred costs to date and estimates at that time regarding the remaining costs to fulfill our obligation under the purchase and sale agreement, we reversed a reserve of $1,157 of excess costs to complete the divestiture in the nine months ended September 30, 2015. As of September 30, 2016, we had no remaining costs to complete the divestiture accrued as we had fulfilled our obligation under the agreement.
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
In the quarter ended March 31, 2015, we executed a purchase and sale agreement pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to an unrelated third-party. We sold these assets of CARES for purchase consideration of $3,500, resulting in a gain of $2,850 in the nine months ended September 30, 2015, 49% of which was attributable to Altela, the noncontrolling interest holder. In connection with this transaction, we also sold certain of our equipment and real estate to the same buyer for total consideration of $1,050, resulting in a gain of $928 in the nine months ended September 30, 2015.
In the quarter ended June 30, 2016, we dissolved CARES in accordance with the CARES Limited Liability Company Agreement. We are in the process of dissolving CARES McKean, LLC in accordance with Pennsylvania dissolution proceedings and upon dissolution we will deconsolidate the assets, liabilities and equity components, including the noncontrolling interest.

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
Three Months Ended September 30, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income	Total assets
Eastern	$47,238	$12,775	$7,291	$4,452	$206,177
Western	63,171	18,560	7,010	11,392	326,862
Recycling	14,412	94	1,055	1,529	48,531
Other	26,312	530	819	5	53,685
Eliminations	—	(31,959)	—	—	—
Total	$151,133	$—	$16,175	$17,378	$635,255

Three Months Ended September 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$46,143	$12,531	$6,956	$4,523	$210,292
Western	62,387	18,236	7,617	7,792	323,915
Recycling	12,700	318	1,130	277	50,038
Other	24,955	300	682	104	59,209
Eliminations	—	(31,385)	—	—	—
Total	$146,185	$—	$16,385	$12,696	$643,455
Nine Months Ended September 30, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$131,630	$34,003	$20,618	$6,742	$206,177
Western	175,093	51,300	20,409	24,561	326,862
Recycling	37,865	1,026	3,187	923	48,531
Other	76,648	1,213	2,216	2,721	53,685
Eliminations	—	(87,542)	—	—	—
Total	$421,236	$—	$46,430	$34,947	$635,255
Nine Months Ended September 30, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$123,233	$31,948	$18,946	$7,224	$210,292
Western	173,429	51,138	22,029	20,471	323,915
Recycling	34,456	575	3,356	(2,134)	50,038
Other	75,358	791	2,043	1,603	59,209
Eliminations	—	(84,452)	—	—	—
Total	$406,476	$—	$46,374	$27,164	$643,455
A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collection	$65,581	$63,588	$187,117	$177,550
Disposal	43,412	43,168	115,050	114,999
Power generation	1,610	1,694	4,777	5,305
Processing	1,974	1,866	4,694	4,652
Solid waste operations	112,577	110,316	311,638	302,506
Organics	10,266	9,753	31,372	29,619
Customer solutions	13,878	13,416	40,361	39,895
Recycling	14,412	12,700	37,865	34,456
Total revenues	$151,133	$146,185	$421,236	$406,476

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
There may be additional risks that we are not presently aware of or that we currently believe are immaterial, which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

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
As of October 14, 2016, we owned and/or operated 34 solid waste collection operations, 46 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2016		2015			2016		2015
Collection	$65.6	43.4%	$63.6	43.5%	$2.0	$187.1	44.4%	$177.6	43.7%	$9.5
Disposal	43.4	28.7%	43.2	29.5%	0.2	115.0	27.3%	115.0	28.3%	—
Power	1.6	1.1%	1.7	1.2%	(0.1)	4.8	1.1%	5.3	1.3%	(0.5)
Processing	2.0	1.3%	1.8	1.2%	0.2	4.7	1.2%	4.6	1.1%	0.1
Solid waste	112.6	74.5%	110.3	75.4%	2.3	311.6	74.0%	302.5	74.4%	9.1
Organics	10.2	6.8%	9.8	6.7%	0.4	31.3	7.4%	29.6	7.3%	1.7
Customer solutions	13.9	9.2%	13.4	9.2%	0.5	40.4	9.6%	39.9	9.8%	0.5
Recycling	14.4	9.5%	12.7	8.7%	1.7	37.9	9.0%	34.5	8.5%	3.4
Total revenues	$151.1	100.0%	$146.2	100.0%	$4.9	$421.2	100.0%	$406.5	100.0%	$14.7

A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2016 vs. 2015		Period-to-Period Change for the Nine Months Ended September 30, 2016 vs. 2015
	Amount	% of Growth	Amount	% of Growth
Price	$3.4	2.3%	$11.1	2.7%
Volume	(1.6)	(1.2)%	(2.4)	(0.6)%
Fuel and oil recovery fee	—	—%	(0.1)	—%
Commodity price and volume	—	—%	(0.4)	(0.1)%
Acquisitions and divestitures	0.5	0.4%	0.9	0.2%
Solid waste	$2.3	1.5%	$9.1	2.2%
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$2.4 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk; and

•	$1.0 million from favorable disposal pricing associated with our landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$8.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk; and

•	$2.2 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$(1.3) million from lower disposal volumes (of which $(1.1) million relates to lower transportation volumes associated with lower drill cutting volumes and $(0.2) million relates to lower landfill volumes, including lower drill cutting volumes and the diversion of certain lower priced tons); and

•	$(0.3) million from lower collection volumes in the Western region, more than offsetting higher collection volumes in the Eastern region.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$(3.5) million from lower disposal volume (of which $(3.2) million relates to lower transportation volumes associated with lower drill cutting volumes, $(1.1) million relates to lower landfill volumes, including lower drill cutting volumes and the diversion of certain lower priced tons, and $0.8 million relates to higher transfer station volumes); and

•	$(0.1) million from lower processing volumes; partially offset by

•	$1.2 million from higher collection volumes in the Eastern region, partially offset by lower collection volumes in the Western region.
Commodity price and volume.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$(0.7) million from unfavorable energy pricing at our landfill gas-to-energy operations; partially offset by

•	$0.2 million from higher landfill gas-to-energy volumes; and

•	$0.1 million from favorable processing commodity pricing.

Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues growth is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016, partially offset on a year-to-date basis by the divestiture of a business in the quarter ended June 30, 2015.
Organics revenues
Quarterly and year-to-date organics revenues increased $0.4 million and $1.7 million as the result of higher volumes.
Customer Solutions revenues
Quarterly and year-to-date revenues increased $0.5 million as the result of higher volumes in the quarter.
Recycling revenues
Quarterly recycling revenues increased as a result of the following:

•	$2.2 million from favorable commodity pricing in the marketplace; partially offset by

•	$(0.3) million from lower tipping fees; and

•	$(0.2) million from lower commodity volumes.
Year-to-date recycling revenues increased as a result of the following:

•	$1.8 million from favorable commodity pricing in the marketplace;

•	$0.9 million from higher commodity volumes; and

•	$0.7 million from higher tipping fees.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2016		2015			2016		2015
Cost of operations	$98.8	65.4%	$99.7	68.2%	$(0.9)	$284.4	67.5%	$286.2	70.4%	$(1.8)
General and administration	$18.8	12.4%	$17.4	11.9%	$1.4	$55.5	13.2%	$52.3	12.9%	$3.2
Depreciation and amortization	$16.2	10.7%	$16.4	11.2%	$(0.2)	$46.4	11.0%	$46.4	11.4%	$—
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
The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs changed $0.3 million quarterly and $(2.4) million year-to-date due to the following:

•	higher disposal costs associated with increased volumes in our Organics business; and

•	higher hauling and transportation costs associated with increased volumes in our Customer Solutions business; offset by

•	lower hauling and transportation costs associated with decreased collection and transportation volumes in our Western region;

•	lower year-to-date purchased material costs in our Recycling business; and

•	lower year-to-date purchased material costs in our Customer Solutions business.
Labor and related benefit costs decreased $(0.6) million quarterly and $(1.1) million year-to-date due to the following:

•	lower healthcare costs related to plan improvements and lower overall claim activity; and

•	lower labor and related benefit costs on lower volumes in the Western region; partially offset by

•	higher workers compensation costs; and

•	higher labor and related benefit costs on higher collection volumes in our Eastern region.
Direct operational costs increased $0.3 million quarterly and $2.5 million year-to-date due to the following:

•	higher equipment rental costs;

•	higher vehicle self-insurance costs;

•	higher landfill operating lease amortization in our Western region primarily due to higher quarterly tons at certain of our landfills;

•	higher gas control and other landfill operating costs in our Eastern region; and

•	higher host royalty fees on a year-to-date basis; partially offset by

•	lower leachate disposal costs at certain landfills in our Western region; and

•	lower landfill operating lease amortization on lower rates and tons at our Southbridge landfill in our Eastern region.
Fuel costs decreased $(0.6) million quarterly and $(2.3) million year-to-date due to the following:

•	lower diesel fuel prices in the marketplace; and

•	the consumption of less diesel fuel in our fleet year-to-date.
Maintenance and repair costs changed $(0.2) million quarterly and $1.4 million year-to-date due to the following:

•	higher maintenance costs in our Recycling segment; and

•	higher facility maintenance costs; offset by

•	lower quarterly, and to a lesser extent year-to-date, fleet maintenance costs in our Western region.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expenses can be primarily attributed to increased labor and related benefit costs of $1.6 million quarterly and $3.1 million year-to-date due to an increase in accrued incentive compensation based on improved performance.

Depreciation and Amortization
Depreciation and amortization expense includes: (i) depreciation of property and equipment (including assets recorded for capital leases) on a straight-line basis over the estimated useful lives of the assets; (ii) amortization of landfill costs (including those costs incurred and all estimated future costs for landfill development and construction, along with asset retirement costs arising from closure and post-closure obligations) on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets certain criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, using either an economic benefit provided approach or on a straight-line basis over the definitive terms of the related agreements.
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2016		2015			2016		2015
Depreciation	$8.2	5.4%	$8.3	5.7%	$(0.1)	$24.9	5.9%	$24.9	6.1%	$—
Landfill amortization	7.4	4.9%	7.5	5.1%	(0.1)	19.9	4.7%	19.5	4.8%	0.4
Other amortization	0.6	0.4%	0.6	0.4%	—	1.6	0.4%	2.0	0.5%	(0.4)
	$16.2	10.7%	$16.4	11.2%	$(0.2)	$46.4	11.0%	$46.4	11.4%	$—
The period-to-period changes in depreciation and amortization expense can be primarily attributed to the following:

•	Year-to-date landfill amortization expense increased due to higher landfill volumes, combined with an increase in our overall average amortization rate.

•	Year-to-date other amortization expense decreased due to the makeup and timing of definite life intangible assets.
Divestiture Transactions
In the quarter ended June 30, 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in the Western region, for total consideration of $0.9 million, resulting in a gain of $0.7 million in the nine months ended September 30, 2015.
In the nine months ended September 30, 2015, we recorded a gain of $4.9 million associated with the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”) and the sale of certain assets of the Casella-Altela Regional Environmental Services, LLC (“CARES”) water treatment facility, along with certain other equipment and real estate of ours, to a third-party. See Note 11, Divestiture Transactions to our consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.5) million quarterly and $(0.6) million year-to-date due to lower average debt balances and changes to our capitalization structure. Specifically, in order to reduce costs and our exposure to financing and interest rate risk, we completed the following transactions:

•
we repurchased or redeemed, as applicable, and retired $39.4 million of our most expensive debt, the 7.75% senior subordinated notes due February 2019 (“2019 Notes”), between September 2015 and September 2016;

•	we completed the issuance of $15.0 million of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) in June 2016;

•	we completed the issuance of $15.0 million of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) in August 2015; and

•
we completed the refinancing of our senior revolving credit and letter of credit facility that was due March 2016 to our senior secured asset-based revolving credit and letter of credit facility due February 2020 (“ABL Facility”), which included the issuance of an additional $60.0 million of 2019 Notes, in February 2015.

Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $0.2 million and $0.7 million in the three and nine months ended September 30, 2016, respectively, as compared to $0.3 million and $0.9 million during the three and nine months ended September 30, 2015, respectively, associated with the following transactions:

•
the repurchase price and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of partial portions of our 2019 Notes; and

•
the write-off of debt issuance costs in connection with changes to the borrowing capacity from our previous senior revolving credit and letter of credit facility that was due March 2016 to the ABL Facility in the nine months ended September 30, 2015.

Loss on Derivative Instruments
We recorded a loss on derivative instruments of less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2015, respectively, as we were party to an interest rate derivative agreement for an interest rate swap that was not considered to be an effective cash flow hedge, which matured in the quarter ended March 31, 2016. We recognized the change in fair value of the interest rate swap along with any cash settlements through earnings as a loss on derivative instruments.
Provision for Income Taxes
Our provision for income taxes changed $0.1 million quarterly and $(0.8) million year-to-date. The provision for income taxes in the nine months ended September 30, 2016 and September 30, 2015 includes $0.5 million and $0.6 million, respectively, of deferred tax provisions due mainly to an increase in the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.
In connection with New York State’s (“State”) audit of our tax returns for fiscal years ended April 30, 2011 through April 30, 2013, the State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. During the quarter ended March 31, 2015, as a result of discussions with the State, we decided to settle the audit for an amount less than 8.0% of the total cumulative alleged liability in order to minimize the out-of-pocket costs and potential litigation. As a result of these discussions, we recorded a $0.2 million gross increase in uncertain tax positions in the quarter ended March 31, 2015 related to the settlement with the State. This settlement was finalized in August 2015 for $0.2 million. As a result of these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, during the quarter ended March 31, 2015 we recorded an increase in the reserve for uncertain tax positions of $0.4 million, which was reduced by $0.2 million due to the settlement with the State during the three months ended September 30, 2015. During the nine months ended September 30, 2016, we recorded a decrease in the reserve for uncertain tax positions of $0.4 million due to the expiration of the statute of limitations on other positions.
Segment Reporting
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
Segment	2016	2015		2016	2015
Eastern	$47.2	$46.1	$1.1	$131.6	$123.2	$8.4
Western	63.2	62.4	0.8	175.1	173.4	1.7
Recycling	14.4	12.7	1.7	37.9	34.5	3.4
Other	26.3	25.0	1.3	76.6	75.4	1.2
Total	$151.1	$146.2	$4.9	$421.2	$406.5	$14.7

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2016 vs. 2015		Period-to-Period Change for the Nine Months Ended September 30, 2016 vs. 2015
	Amount	% of Growth	Amount	% of Growth
Price	$1.4	3.0%	$4.5	3.7%
Volume	(0.1)	(0.3)%	3.9	3.1%
Commodity price and volume	(0.2)	(0.3)%	—	—%
Solid waste	$1.1	2.4%	$8.4	6.8%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$0.8 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$0.6 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$3.1 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$1.4 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.6) million from lower disposal volumes (of which $(0.3) million relates to lower landfill volumes and $(0.3) million relates to lower transfer station volumes); partially offset by

•	$0.4 million from higher collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$3.6 million from higher collection volumes; and

•	$0.3 million from higher disposal volumes (of which $0.1 million relates to higher landfill volumes and $0.2 million relates to higher transfer station volumes).
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of $(0.2) million from decreased landfill gas-to-energy pricing and lower volumes.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2016 vs. 2015		Period-to-Period Change for the Nine Months Ended September 30, 2016 vs. 2015
	Amount	% of Growth	Amount	% of Growth
Price	$2.0	3.1%	$6.5	3.8%
Volume	(1.9)	(3.0)%	(5.3)	(3.1)%
Commodity price and volume	0.2	0.4%	(0.4)	(0.2)%
Acquisitions & divestitures	0.5	0.8%	0.9	0.5%
Solid waste	$0.8	1.3%	$1.7	1.0%

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.6 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$0.3 million from favorable disposal pricing related to landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$5.8 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$0.8 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$(1.1) million from lower disposal volumes (of which $(1.5) million relates to lower transportation volumes associated with lower drill cutting volumes and $0.3 million relates to higher transfer station volumes); and

•	$(0.7) million from lower collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$(2.9) million from lower disposal volumes (of which $(1.2) million relates to lower landfill volumes, including lower drill cutting volumes, $(2.3) million relates to lower transportation volumes associated with lower drill cutting volumes, and $0.6 million relates to higher transfer station volumes); and

•	$(2.3) million from lower collection volumes.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$0.2 million from favorable commodity and energy pricing and higher volumes within our landfill gas-to-energy and processing operations.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$(0.4) million from unfavorable energy pricing within our landfill gas-to-energy operations, partially offset by higher volumes within our landfill gas-to-energy operations and favorable commodity pricing within our processing operations.

Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues change is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016, partially offset on a year-to-date basis by the divestiture of a business in the quarter ended June 30, 2015.
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
Segment	2016	2015		2016	2015
Eastern	$4.5	$4.5	$—	$6.7	$7.2	$(0.5)
Western	11.4	7.8	3.6	24.6	20.5	4.1
Recycling	1.5	0.3	1.2	0.9	(2.1)	3.0
Other	—	0.1	(0.1)	2.7	1.6	1.1
Total	$17.4	$12.7	$4.7	$34.9	$27.2	$7.7

Eastern Region
Operating income remained flat quarterly and decreased $(0.5) million year-to-date. After taking into consideration the $1.2 million impact of the Maine Energy divestiture reserve reversal in the quarter ended March 31, 2015, our operating performance in the three and nine months ended September 30, 2016 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations increased $0.5 million quarterly and $6.4 million year-to-date due to the following:

•	higher third-party disposal costs on a year-to-date basis associated with higher collection and, to a lesser extent, higher disposal volumes from organic customer growth;

•	higher quarterly labor and related benefit costs on higher collection volumes;

•	higher direct operational costs (including gas control and other landfill operating costs, higher equipment rental costs, and higher vehicle self-insurance costs); and

•	higher year-to-date, and to a lesser extent quarterly, facility maintenance and repair costs; partially offset by

•	lower diesel fuel costs on lower prices;

•	lower landfill operating lease amortization due to a lower rate and lower tons at our Southbridge landfill;

•	lower host royalty fees at our Southbridge landfill; and

•	lower fleet maintenance costs.
General and administration: General and administration expense increased $0.6 million quarterly and $1.7 million year-to-date due to higher shared overhead costs due primarily to an increase in accrued incentive compensation based on improved performance.
Depreciation and amortization: Depreciation and amortization expense increased $0.3 million quarterly and $1.5 million year-to-date due to the following:

•	an increase in the amortization rates at our Southbridge landfill; and

•	higher overall landfill tons on a year-to-date basis.
Western Region
Operating income increased $3.6 million quarterly and $4.1 million year-to-date. After taking into consideration the $0.7 million quarterly impact associated with a gain on the divestiture of a business and the $3.8 million year-to-date impact of the gain associated with the disposal of certain assets of the CARES water treatment facility and certain of our equipment and real estate in a related transaction, our operating performance in the three and nine months ended September 30, 2016 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations decreased $(2.3) million quarterly and $(6.2) million year-to-date due to the following:

•	lower third-party hauling and transportation costs associated with lower collection and transportation volumes;

•	lower healthcare costs related to plan improvements and lower overall claim activity;

•	lower labor and related benefit costs on lower volumes;

•	lower fleet maintenance costs; and

•	lower diesel fuel costs on lower prices and volumes; partially offset by

•	higher year-to-date direct operational costs (including higher equipment rental costs, higher vehicle self-insurance costs, higher host royalty fees, and higher landfill operating lease amortization);

•	higher workers compensation costs; and

•	higher facility maintenance costs.

Depreciation and amortization: Depreciation and amortization expense decreased $(0.6) million quarterly and $(1.6) million year-to-date primarily due to changes to certain or our landfill amortization rates from prior year and the distribution of landfill tonnage placement across various landfills.
Recycling
Operating income increased $1.2 million quarterly and $3.0 million year-to-date. Our operating performance in the three and nine months ended September 30, 2016 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations increased $0.2 million quarterly and $0.7 million year-to-date due to the following:

•	higher maintenance costs; partially offset by

•	lower year-to-date purchased material costs.
Other
Operating income changed $(0.1) million quarterly and $1.1 million year-to-date. Our operating performance in the three and nine months ended September 30, 2016 changed as a result of the improved year-to-date operating performance of our Organics business, partially offset by an increase in accrued incentive compensation based on improved performance and higher hauling and transportation costs associated with volume increases in our Organics and Customer Solutions businesses.
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
A summary of cash and cash equivalents, restricted assets and long-term debt balances (in millions) follows:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$3.6	$2.3
Restricted assets:
Restricted cash - capital projects	$—	$1.4
Restricted investments - landfill closure	0.9	0.9
Total restricted assets	$0.9	$2.3
Long-term debt:
Current portion	$1.6	$1.4
Long-term portion	499.0	506.0
Total long-term debt	$500.6	$507.4
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2016	2015
Net cash provided by operating activities	$56.1	$40.5	$15.6
Net cash used in investing activities	$(43.7)	$(27.5)	$(16.2)
Net cash used in financing activities	$(11.2)	$(13.2)	$2.0

Net cash provided by operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2016	2015
Net income (loss)	$5.1	$(4.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46.4	46.4
Depletion of landfill operating lease obligations	7.1	7.0
Interest accretion on landfill and environmental remediation liabilities	2.7	2.6
Amortization of debt issuance costs and discount on long-term debt	3.1	2.9
Stock-based compensation	2.4	2.3
Gain on sale of property and equipment	(0.5)	(0.1)
Divestiture transactions	—	(5.6)
Loss on debt extinguishment	0.7	0.9
Loss on derivative instruments	—	0.2
Excess tax benefit on the vesting of share based awards	—	(0.2)
Deferred income taxes	0.5	0.6
	67.5	52.2
Changes in assets and liabilities, net	(11.4)	(11.7)
Net cash provided by operating activities	$56.1	$40.5
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to the following:

•	higher revenues of $14.7 million driven by our collection line-of-business, as well as our Organics and Recycling businesses; and

•	lower cost of operations of $(1.8) million driven by lower third-party direct costs, lower labor and related benefit costs, and lower fuel costs; partially offset by

•	higher general and administration expenses of $3.2 million driven by higher labor and related benefit costs.
The slightly improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2016 was the result of the following:

•	favorable cash flow impacts associated with accounts receivable and accounts payable; partially offset by

•	the unfavorable cash flow impacts associated with prepaid expenses, inventories and other assets.
Net cash used in investing activities.
A summary of the most significant items affecting the change in our investing cash flows follows:
Capital expenditures. Capital expenditures were $6.4 million higher in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to increased spend on various landfill development projects.
Proceeds from divestiture transactions. We divested a business, certain assets of the CARES water treatment facility, and other equipment of ours as a result of the CARES transaction for cash consideration of $5.3 million in the nine months ended September 30, 2015.
Acquisitions, net of cash acquired. We acquired three transfer stations in our Western region during the nine months ended September 30, 2016 for total consideration of $2.8 million, including $2.4 million in cash.

Net cash used in financing activities.
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. We had both a decrease in debt borrowings of $(156.2) million, and debt payments of $(149.1) million in the nine months ended September 30, 2016 associated primarily with the following:

•
the issuance of an additional $60.0 million of 2019 Notes and the refinancing of our previous senior revolving credit and letter of credit facility that was due March 2016 ("Senior Credit Facility") in the nine months ended September 30, 2015; and

•
the repurchase or redemption, as applicable, and retirement of $24.7 million aggregate principal amount of 2019 Notes in the nine months ended September 30, 2016 in order to maximize interest savings by paying down our most expensive debt.

Change in restricted cash. The change in restricted cash was a result of the following:

•
in the nine months ended September 30, 2015, we obtained $5.6 million of restricted cash associated with the issuance of $15.0 million aggregate principal amount of FAME Bonds 2015 and used $6.9 million of the restricted cash associated with the issuance of the FAME Bonds 2015 and the New York Bonds 2014 to pay down ABL Facility borrowings used to finance certain capital projects in the states of New York and Maine;

•
in the nine months ended September 30, 2016, we used the remaining $1.3 million of restricted cash associated with the issuance of FAME Bonds 2015 to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of Maine; and

•
in the nine months ended September 30, 2016, we obtained $3.0 million of restricted cash from the issuance of $15.0 million aggregate principal amount of New York Bonds 2016 and subsequently used these funds to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of New York.

Payments of debt issuance costs. We made $9.0 million of debt issuance cost payments in the nine months ended September 30, 2015 related to the issuance of an additional $60.0 million of 2019 Notes and $15.0 million of FAME Bonds 2015 and the refinancing of our Senior Credit Facility, as compared to $0.7 million of debt issuance cost payments in the nine months ended September 30, 2016 related primarily to the issuance of New York Bonds 2016.
Distribution to noncontrolling interest holder. We distributed $1.5 million in the nine months ended September 30, 2015 to Altela, Inc. associated with the disposal of certain assets of CARES as a part of the dissolution of the business.
Recent Financing Activities
In October 2016, we entered into a credit agreement, which consists of a term loan B facility in the amount of $350.0 million ("Term Loan B") and a $160.0 million revolving line of credit facility ("Revolver") (collectively, the "Credit Facility"). The net proceeds from the Credit Facility have been used to repay in full our ABL Facility and will be used to redeem all of our remaining outstanding 7.75% 2019 Notes in November 2016 at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon (the "Redemption") and for payment of transaction related expenses.
Outstanding Long-Term Debt
Asset-Based Lending Facility and Credit Facility
Our ABL Facility was a revolving credit facility that was scheduled to mature on February 26, 2020. As of September 30, 2016, we had $56.3 million outstanding under our ABL Facility. In October 2016, we repaid our existing ABL Facility in full with the proceeds from the Credit Facility.

The Term Loan B has a 7-year term and will initially bear interest at a rate of LIBOR plus 3.00% per annum (with a 1.00% LIBOR floor), which will be reduced to a rate of LIBOR plus 2.75% upon us reaching a consolidated net leverage ratio of 3.75x or less. The Revolver has a 5-year term and will initially bear interest at a rate of LIBOR plus 3.00% per annum, which can be adjusted from an applicable rate of 2.50% to 3.25% depending on our consolidated net leverage ratio. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries.
The Credit Facility requires us to maintain a minimum interest coverage ratio, to be measured at the end of each fiscal quarter beginning December 31, 2016 and thereafter, and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter beginning September 30, 2016 and thereafter. The consolidated net leverage ratio as of September 30, 2016 is required to be reported on an adjusted basis considering $21.8 million of cash expenditures on the closing date associated with the Redemption and repayment of the ABL Facility inclusive of redemption premium, accrued interest and transaction related expenses.
As of September 30, 2016, we were in compliance with the maximum consolidated net leverage ratio covenant contained in the Credit Facility agreement as follows (in millions):

	Twelve Months Ended September 30, 2016	Covenant Requirement at September 30, 2016
Maximum consolidated net leverage ratio (1)	4.41	5.375

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $535.5 million as of September 30, 2016, or $515.3 million of consolidated funded debt less $1.6 million of cash and cash equivalents in excess of $2.0 million as of September 30, 2016 and including $21.8 million of cash expenditures associated with the Redemption and repayment of the ABL Facility), divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2016. Consolidated funded debt, net unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2016
Net cash provided by operating activities	$86.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures	(1.5)
Divestiture transactions	(0.1)
Gain on sale of property and equipment	0.5
Loss on debt extinguishment	(0.9)
Stock based compensation, net of excess tax benefit	(3.1)
Impairment of investments	(2.1)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	35.6
Provision for income taxes, net of deferred taxes	(0.1)
Other adjustments as allowed by the Credit Facility agreement	7.2
Minimum consolidated EBITDA	$121.5

In addition to the financial covenants described above, the Credit Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Based on the seasonality of our business, operating results in the late fall, winter and early spring months are generally lower than the remainder of our fiscal year. Given the cash flow impact that this seasonality, the capital intensive nature of our business and the timing of debt payments has on our business, we typically incur higher debt borrowings in order to meet our liquidity needs during these times. Consequently, our availability and performance against our financial covenants tighten during these times as well.
Senior Subordinated Notes
Our 2019 Notes, which were scheduled to mature on February 15, 2019, will be redeemed in full in November 2016 as a result of the Redemption. As of September 30, 2016, we had outstanding $345.6 million aggregate principal amount of 2019 Notes.
Tax-Exempt Financings
New York Bonds. In the nine months ended September 30, 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15.0 million aggregate principal amount of New York Bonds 2016.
As of September 30, 2016, we had outstanding $40.0 million aggregate principal amount of New York Bonds 2014 and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. As of September 30, 2016, we had outstanding $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.
As of September 30, 2016, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025. We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in the state of Maine.

As of September 30, 2016, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.
Vermont Bonds. As of September 30, 2016, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of September 30, 2016, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Limitations on Ownership of Notes
Pursuant to Section 2.19 of the indenture that governed the 2019 Notes, which will be redeemed in full in November 2016, and the provisions of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no beneficial holder of the 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly acquire 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such person would own 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of 2019 Notes, FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We were required to furnish to holders of the 2019 Notes, and are required to furnish to holders of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of September 30, 2016, that dollar amount was $50.5 million. This does not consider the Redemption of our 2019 Notes in November 2016 or the repayment of our existing ABL Facility in full with the proceeds from the Credit Facility in October 2016.
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
Information about market risks as of September 30, 2016, does not differ materially from that discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term

“disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
b) Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Superior Court on April 15, 2016. On or about April 12, 2016, the Parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we paid MFGR $1.3 million upon execution of the SA, and will pay $0.4 million a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we recorded a reserve of $2.6 million that included a contract settlement charge of $1.9 million and operating expenses of $0.7 million recorded in the fiscal year ended December 31, 2015. As of September 30, 2016, $1.4 million of this reserve remains outstanding. We have also reserved less than $0.1 million for legal costs associated with the Lawsuit and SA as of September 30, 2016.
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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the

Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the incurrence of environmental response costs and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to our Operating Agreement between us and the Town dated May 29, 2007, as amended. As of September 30, 2016, we have incurred total costs to date of approximately $2.0 million.
In February 2016, we received a Notice of Intent to Sue under the Resource Conservation and Recovery Act from a law firm representing residents from approximately 40 homes located in the vicinity of the Southbridge Landfill, indicating its intent to file suit against us. We believe it is reasonably possible that a loss may occur as a result of this potential matter although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for any costs or liabilities associated with this suit relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts, (the “Litigation”) alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking declaratory judgment of Steadfast’s obligations under the Policy. The costs and liabilities we may be required to incur in connection with the foregoing could have a material impact on our results of operations and financial condition, including our permitting activities and operations at the Southbridge Landfill.
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

A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Nine Months Ended September 30,
	2016	2015
Beginning balance	$5.2	$5.1
Accretion expense	—	0.1
Obligations settled (1)	(0.2)	—
Ending balance	$5.0	$5.2

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2016, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except as set forth in the following paragraph as a result of the repayment in full of all outstanding amounts under our ABL Facility with proceeds from the Credit Facility. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.
The Credit Facility requires us to meet a number of financial ratios and covenants.
The Credit Facility contains certain affirmative and negative covenants which, among other things and subject, in certain cases, to certain basket amounts and other exceptions, limit the existence of additional indebtedness, the existence of liens or pledges, certain investments, acquisitions and sales or other transfers of assets, the payment of dividends and distributions and repurchases of equity, prepayments of certain junior indebtedness, and certain other transactions. Our ability to comply with our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. Additionally, the Credit Facility requires, solely for the benefit of the lenders under the Revolver, that we meet financial tests, including, without limitation:

•	minimum consolidated EBITDA to consolidated cash interest charges ratio; and

•	maximum consolidated funded debt (net of up to an agreed amount of cash and cash equivalents) to consolidated EBITDA ratio.
An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

ITEM 6.	EXHIBITS
The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: November 4, 2016	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 4, 2016	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

10.1
Credit Agreement, dated as of October 17, 2016, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein and Bank of America, N.A., as agent for the lender party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on October 17, 2016 (file No. 000-232111)).

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

**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith