Form 10-K
period 2016-12-31
CASELLA WASTE SYSTEMS INC
filed 2017-03-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-23211
____________________________________________________
CASELLA WASTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on June 30, 2016 was approximately $302.4 million. The registrant does not have any non-voting common stock outstanding.

There were 40,738,795 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at February 28, 2017. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at February 28, 2017.
Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2016.

CASELLA WASTE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Casella Waste Systems, Inc.”, “Casella”, the “Company”, “we”, “us” or “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.
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
ITEM 1. BUSINESS
Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation, its wholly-owned subsidiaries and any partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, our Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, industrial services, discontinued operations, and earnings from equity method investees, as applicable, are included in our Other segment.

As of January 31, 2017, we owned and/or operated 32 solid waste collection operations, 46 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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

Term	Financial Reporting Period
fiscal year 2016	January 1, 2016 through December 31, 2016
fiscal year 2015	January 1, 2015 through December 31, 2015
calendar year 2014	January 1, 2014 through December 31, 2014 (Unaudited)
transition period 2014	May 1, 2014 through December 31, 2014
eight month period 2013	May 1, 2013 through December 31, 2013 (Unaudited)
fiscal year 2014	May 1, 2013 through April 30, 2014
Strategy
Our goal is to build a sustainable and profitable company by providing exemplary service to our customers, while operating safe and environmentally sound facilities. Over the last several years, many of our customers have been seeking to reduce their environmental footprint by increasing their recycling rates, diverting organic materials out of the waste stream into beneficial use processes and exploring emerging methods to transform traditional waste streams into renewable resources. Since we first began operating in Vermont in 1975, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today. We strive to create long-term value for all of our stakeholders, including customers, employees, communities and shareholders.
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
Over the last four years we have made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by divesting and closing under performing operations that did not enhance or complement our core operations. Specifically, we have had success over the last four years improving our financial performance and driving positive cash flows by advancing efforts in four key areas: (1) increasing landfill returns; (2) driving additional profitability at collection operations; (3) creating incremental value through resource solutions; and (4) improving our balance sheet and reducing business risk. We plan to continue to focus our efforts in these areas in the fiscal year ending December 31, 2017. To support our efforts, we continue to invest in our employees through leadership development, technical training and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve cash flows and returns on invested capital.
Increasing landfill returns
We launched a strategic initiative in fiscal year 2014 to source incremental waste volumes to our landfills to maximize annual capacity utilization and increase cash flows. Our goal was to increase waste volumes by 0.5 million tons annually to our landfills by the end of fiscal year 2015. As of December 31, 2015, we had exceeded this goal, and overall landfill volumes for fiscal year 2016 were up by approximately 0.8 million tons per year compared to the twelve months ended December 31, 2012, excluding volumes from the Worcester, Massachusetts landfill (“Worcester Landfill”) closure project in Massachusetts.
Landfill waste volume increases have been primarily driven by: (1) our success in acquiring new transfer station and hauling customers; (2) our focused landfill sales strategy, which included the revamping of our special waste team to focus on sourcing additional industrial and remediation waste volumes; (3) increasing C&D volumes as the construction market has slowly rebounded across our market areas; and (4) our asset positioning in several key markets that have contracting permitted capacity.

Disposal market dynamics have quickly shifted across our footprint due to improving macroeconomic conditions and a challenging regulatory environment for new disposal capacity. In total, facilities that we estimate had approximately 1.7 million tons of annual disposal capacity have permanently closed in Massachusetts, Maine, New Hampshire, and Vermont over the last several years, and we expect that facilities with another 1.2 million tons of additional annual capacity will permanently close over the next several years. These closures and expected closures represent a reduction of over 20% of total market capacity across these states. Furthermore, we expect that waste flow shifts in New York State and additional facility closures in contiguous markets will keep more waste volumes in the market for ultimate disposal over the next 20 years, further tightening available market capacity.
Given this backdrop, we shifted our landfill strategy in transition period 2014 to balance sourcing additional volumes against improving pricing and returns at our landfills. While we believe it will take several years for the capacity constraints in our markets to become acute, we experienced tightening pricing elasticity in our markets over the last year, which has enabled us to begin increasing disposal prices in excess of the Consumer Price Index in several of our markets. In fiscal year 2016, we increased our overall landfill price by 2.1% over the prior year as we selectively increased tipping fees
We continue to work on strategies to source additional waste volumes to our landfills by increasing our geographic reach through the use of rail transportation and accessing new end-markets.
Driving additional profitability at collection operations
Over the last four years, we have developed and implemented a number of programs designed to improve profitability and returns in the collection line-of-business including: pricing yield analytics; new sales force incentives; route profitability analytics; on-route sales and marketing initiatives; a comprehensive fleet strategy; and selling or swapping under performing routes or operations.
Our local collection teams have moved pricing from an annual process to a core process that is continually reviewed and adjusted throughout the year. Our division management and sales teams use our customer profitability analytics tool to calculate customer level profitability and increase pricing, where appropriate, to offset cost increases. We continue to yield success from our collection pricing programs, with commercial and residential collection price growth of 4.9% in fiscal year 2016.
In fiscal year 2015, we implemented the Sustainability Recycling Adjustment fee (“SRA fee”) to dynamically adjust residential and commercial collection pricing for monthly changes in recycling commodity prices. The SRA fee has been well received by our customers and is helping to offset commodity price headwinds.
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
Collection routes are the basic building blocks of our solid waste business and we believe that it is imperative that we seek to ensure that each route is profitable and covers the cost of truck and container capital. In order to achieve this goal, we have developed and implemented a route profitability tool to help our operating teams analyze and improve their routing productivity and profitability. With the help of this tool, we have increased the frequency of re-routing existing customers to improve efficiencies and take trucks off the road. In addition, we routinely evaluate on an account-by-account basis existing customer service levels, service types, equipment selection and truck type selection to seek to ensure that we are maximizing profitability and asset utilization. To further improve route density, we focus our marketing and sales efforts on existing routes.
To augment our operating efforts, we implemented a five-year comprehensive fleet plan during transition period 2014 to define our fleet standards and specifically target truck replacements to maximize returns. We believe that this plan will help us to reduce our operating costs and improve our capital efficiency by reducing downtime and maintenance costs and improving service levels.
Differentiating business with resource solutions
To complement our traditional solid waste offerings, we have developed a set of resource solutions and invested in select assets that are intended to enhance our ability to support emerging customer and market needs. Our resource solutions strategy seeks to leverage our core competencies across our operating segments in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers. In fiscal year 2016, 26.4% of our revenues were generated by our Recycling, Customer Solutions and Organics businesses in the aggregate.

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
The average mix of recycling commodities generated by residential and commercial customers has historically sold at an average price that covered the cost of processing the materials, including an adequate return on our investment in the processing equipment, facilities, and rolling stock necessary to process the recyclables. From early 2011 to the end of fiscal year 2015, recycling commodity prices declined by approximately 60% to historically low levels as global demand for fiber and metal materials significantly dropped and plastics pricing declined with lower crude oil pricing.
At these low recycling commodity pricing levels, we were not able to generate adequate revenue from the sale of commodities to cover the cost of processing the materials or generating a positive return on our investment in recycling infrastructure. In order to continue to provide these necessary services to our residential, commercial, municipal, and industrial customers, we changed our pricing model for these services by introducing the SRA fee in fiscal year 2015 and fiscal year 2016.
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
Our Organics business provides transportation, disposal and resource solutions to waste water treatment facilities across the northeast. In fiscal year 2016, our operations managed approximately 0.8 million tons of residuals, with 0.2 million tons of this material internalized to our landfills and 0.4 million tons transformed into renewable products for fertilization and landscaping. In addition, our Organics group has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from source separated organics to comply with emerging waste regulations.
Improving our balance sheet and reducing business risk
We believe we are making excellent progress improving our balance sheet and reducing operational and financial risk. One of the key pillars of this initiative is our Enterprise Risk Management program that helps us to more effectively identify and mitigate risk throughout all aspects of our business. This program has helped us to prioritize and focus resources on mitigating key risk areas.
During fiscal year 2016, our financial strategy was focused on maximizing cash flows to permanently retire indebtedness and refinancing higher cost indebtedness to lower our borrowing costs and reduce market risk. We made significant progress in each area during fiscal year 2016.

•
On October 17, 2016, we completed the refinancing of our 7.75% senior subordinated notes due February 2019 (“2019 Notes”) and our senior secured asset-based revolving credit and letter of credit facility due February 2020 (“ABL Facility”) with our new term loan B facility in the amount of $350.0 million (“Term Loan B Facility”) and a revolving line of credit facility in the amount of $160.0 million (“Revolving Credit Facility” and, together with the Term Loan B Facility, the "Credit Facility"). This refinancing is expected to save us approximately $11.0 million of annual cash interest expense, move out debt maturities, and increase our financial flexibility.

•
Over the last two years we have both paid down our long-term debt and reduced our consolidated leverage ratio as we have focused capital strategy on improving our balance sheet. As of December 31, 2016, our consolidated leverage ratio as measured by our Credit Facility was 4.22x. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for further disclosure over the calculation of our maximum consolidated net leverage ratio as of December 31, 2016.

Over the last four years we have made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by divesting and closing under performing operations that did not enhance or complement our core operations. These actions included: (1) the divestiture of Maine Energy Recovery Company, LP (“Maine Energy”), a low margin, negative cash flow waste-to-energy operation, in the fiscal year ended April 30, 2013; (2) the divestiture of KTI BioFuels, Inc. (“BioFuels”), a low margin, negative cash flow C&D processing facility, in fiscal year 2014; (3) the sale of our 50% equity interest in US GreenFiber LLC (“GreenFiber”), a negative cash flow cellulose insulation joint-venture, in fiscal year 2014; (4) the wind down of Casella-Altela Regional Environmental Services, LLC (“CARES”) through the disposal of the remaining assets of CARES in fiscal year 2015, in which we held a 51% membership interest; and (5) the sale of select low-margin collection routes in fiscal years 2015 and 2016.

We believe that we are well-positioned for the future and remain strongly committed to a disciplined capital investment strategy, with excess cash flow expected to be primarily used to repay indebtedness. Further, we continue to actively review our business portfolio for opportunities to improve financial performance by swapping or selling under-performing operations or making selective tuck-in acquisitions to improve route density or internalization.
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
Landfills. We operate nine solid waste Subtitle D landfills and one landfill permitted to accept C&D materials. Revenues are received from municipalities and other customers in the form of tipping fees. The estimated capacity at our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites.
The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal year 2016, fiscal year 2015 and transition period 2014:

	Fiscal Year 2016			Fiscal Year 2015			Transition Period 2014
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	23,208	74,443	97,651	26,456	76,547	103,003	29,164	80,525	109,689
New expansions pursued (3)	—	—	—	—	1,366	1,366	—	—	—
Permits granted (4)	11,859	(11,859)	—	—	—	—	1,462	(1,462)	—
Airspace consumed	(3,899)	—	(3,899)	(3,793)	—	(3,793)	(2,677)	—	(2,677)
Changes in engineering estimates (5)	(146)	(3,495)	(3,641)	545	(3,470)	(2,925)	(1,493)	(2,516)	(4,009)
Balance, end of year	31,022	59,089	90,111	23,208	74,443	97,651	26,456	76,547	103,003

(1)
We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons generally by assuming a compaction factor derived from historical average compaction factors, with modification for future anticipated changes. In addition to a total capacity limit, certain permits place a daily and/or annual limit on capacity.

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

(3)
The change in new expansions pursued airspace capacity in fiscal year 2015 relates to the determination of additional permittable airspace at Southbridge Landfill and NCES Landfill in our Eastern region.

(4)
The increase in remaining permitted airspace capacity in fiscal year 2016 was a result of the receipt of expansion permits at Chemung County Landfill and Ontario County Landfill in our Western region. The increase in remaining permitted airspace capacity in transition period 2014 was the result of a permit received at NCES Landfill in our Eastern region.

(5)
The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills.

Eastern Region
NCES Landfill. The North Country Environmental Services landfill (“NCES Landfill”) is a Subtitle D landfill located in Bethlehem, New Hampshire that we purchased in 1994. NCES Landfill currently consists of approximately 54 acres of permitted or permittable landfill area, is permitted to accept municipal solid waste, C&D material and certain pre-approved special waste and has no annual tonnage limitations.
Juniper Ridge Landfill. The Juniper Ridge landfill (“Juniper Ridge Landfill”) is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. Juniper Ridge Landfill currently consists of approximately 179 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: up to 0.1 million tons of municipal solid waste per year through March 2018, and C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at Juniper Ridge Landfill.
Southbridge Landfill. The Southbridge landfill ("Southbridge Landfill") is a Subtitle D landfill located in Southbridge, Massachusetts. In 2003, we acquired Southbridge Recycling and Disposal Park, Inc., which owns a recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate Southbridge Landfill. Southbridge Landfill currently consists of approximately 73 acres of permitted or permittable landfill area, and is permitted to accept up to 0.4 million tons of municipal solid waste, processed C&D residual material and certain pre-approved special waste annually. The Southbridge Landfill site houses a landfill gas-to-energy plant, which is owned and operated by us, that has the capacity to generate 1.6 mW/hr of energy.
Closure Projects. In 2005, we started closure operations at the Worcester Landfill. These closure operations were completed in April 2014 when Worcester Landfill accepted its final tons of waste. We began final capping and closing of Worcester Landfill in May 2014 and completed final capping and closing in fiscal year 2016.
Western Region
Waste USA Landfill. Waste USA landfill ("Waste USA Landfill"), which is a Subtitle D landfill located in Coventry, Vermont that we purchased in 1995, is the only operating permitted Subtitle D landfill in the State of Vermont. Waste USA Landfill consists of approximately 148 acres of permitted or permittable landfill area, and is permitted to accept up to 0.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Waste USA Landfill site houses a landfill gas-to-energy plant, which is owned and operated by a third-party, that has the capacity to generate 8.0 mW/hr of energy.
Clinton County Landfill. The Clinton County landfill (“Clinton County Landfill”) is a Subtitle D landfill located in Schuyler Falls, New York. Clinton County Landfill, which currently consists of approximately 197 acres of permitted or permittable landfill area, portions of which are leased from Clinton County, is permitted to accept up to approximately 0.2 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Clinton County Landfill site houses a landfill gas-to-energy facility, which is owned by us and operated by a third-party, that has the capacity to generate 6.4 mW/hr of energy.

Hyland Landfill. The Hyland landfill (“Hyland Landfill”) is a Subtitle D landfill located in Angelica, New York that we own, which began accepting waste in 1998. Hyland Landfill currently consists of approximately 121 acres of permitted or permittable landfill area, and is permitted to accept up to 0.5 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Hyland Landfill site houses a landfill gas-to-energy facility, which is owned by us and operated by a third-party, that has the capacity to generate 4.8 mW/hr of energy. Hyland Landfill has nearby access to a rail siding and has the potential to attract waste volumes shipped via rail.
Ontario County Landfill. The Ontario County landfill (“Ontario County Landfill”) is a Subtitle D landfill located in Seneca, New York. In 2003, we entered into a 25-year operation, management and lease agreement for Ontario County Landfill with the Ontario County Board of Supervisors. Ontario County Landfill currently consists of approximately 171 acres of permitted or permittable landfill area, and is permitted to accept up to 0.9 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. In January 2016, we received an expansion permit at Ontario County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. The Ontario County Landfill site houses a Zero-Sort MRF, which is operated by us, and a landfill gas-to-energy facility, which is owned and operated by a third-party, that has the capacity to generate 11.2 mW/hr of energy.
Hakes Landfill. The Hakes C&D landfill (“Hakes Landfill”) is a C&D landfill located in Campbell, New York that we purchased in 1998. Hakes Landfill currently consists of approximately 78 acres of permitted or permittable landfill area, and is permitted to accept up to 0.5 million tons of C&D material annually.
Chemung County Landfill. The Chemung County landfill (“Chemung County Landfill”) is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 113 acres of permitted or permittable landfill area is strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In June 2016, we received an expansion permit at Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement.
McKean Landfill. The McKean landfill (“McKean Landfill”) is a Subtitle D landfill located in Mount Jewett, Pennsylvania that we purchased in 2011 as part of a bankruptcy reorganization. McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area, and is permitted to accept up to approximately 0.3 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. In March 2014, the Commonwealth of Pennsylvania awarded a grant in the amount of $7.0 million to fund the construction of the rail siding at the landfill which if completed, would expand the market reach for the landfill to other rail capable transfer facilities. We have not yet committed to the construction of the rail siding pending a determination of the economic viability. We believe that McKean Landfill is well situated to provide services to the oil and gas industry that explores natural gas in the Marcellus Shale of Pennsylvania in the form of disposal capacity for residual materials.
Closed Landfills
We also own and/or manage five unlined landfills and three lined landfills that are not currently in operation. We have closed and capped all of these landfills according to applicable environmental regulatory standards.
Operating Segments
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as our Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale recycling operations and our commodity brokerage operations. Organic services, ancillary operations, industrial services, discontinued operations and earnings from equity method investees, as applicable, are included in our “Other” segment. See Note 19, Segment Reporting to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments.
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

Through the eight MRFs and commodity brokerage operation comprising our Recycling segment, we provide services to six anchor contracts, which have original terms ranging from five to twenty years and expire at various times through calendar year end 2028. The terms of each contract vary, but all of the contracts provide that the municipality or third-party delivers materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors, that do not have processing capacity within a specific geographic region.
The following table provides information about each operating segment (as of January 31, 2017 except revenue information, which is for fiscal year 2016):

	Eastern Region	Western Region	Recycling	Other

Revenues (in millions)	$176.5	$233.2	$52.9	$102.4
Properties:
Solid waste collection facilities	14	18	—	—
Transfer stations	17	29	—	—
Recycling facilities	3	4	9	2
Subtitle D landfills	3	6	—	—
C&D landfills	—	1	—	—
See our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for our financial results for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, and our financial position as of December 31, 2016 and December 31, 2015.
Eastern region
Our Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire and central and eastern Massachusetts. Our Eastern region is vertically integrated, with transfer, landfill, processing and recycling assets serviced by our collection operations. In February 2013, we aligned management of NCES Landfill with our Eastern region. NCES Landfill had been historically aligned with our Western region. Our December 2012 acquisition of Bestway Disposal Services and BBI Waste Services strengthened both our collection and transfer network in New Hampshire and Maine by adding three collection operations and four, either owned or operated, transfer stations, and by contributing additional internalized solid waste and recycling volumes to our disposal facilities. In August 2013, we divested of our BioFuels C&D processing facility in Lewiston, Maine, allowing us to focus on our higher margin core businesses.
We entered the Maine market in 1996 and have grown organically and through acquisitions. In 2004, we obtained the right to operate Juniper Ridge Landfill under a 30-year agreement with the State of Maine.
We entered the southern New Hampshire market in 1999 and the eastern Massachusetts market in 2000 and since have grown organically and through acquisitions. In this market, we rely to a large extent on third-party disposal capacity, but NCES Landfill, Southbridge Landfill and other assets have provided additional opportunities to internalize volumes. In December 2013, we acquired a transfer station in Oxford, Massachusetts, allowing greater operational flexibility for our solid waste and recycling collection operations.
 Western region
Our Western region includes wastesheds located in Vermont, southwestern New Hampshire, eastern, western and upstate New York and in Pennsylvania around McKean Landfill. The portion of eastern New York served by our Western region includes Clinton (operation of Clinton County), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties.
Our Western region also consists of wastesheds in western New York, which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Dunkirk, Jamestown and Olean markets. We entered these wastesheds in 1997 and have expanded primarily through tuck-in acquisitions and organic growth. Our Western region collection operations include leadership positions in nearly every rural market outside of the larger metropolitan markets such as Syracuse, Rochester, Buffalo and Albany.
We remain focused on increasing our vertical integration in our Western region through extension of our reach into new markets and managing new materials. We believe that maximizing these logistics through the use of rail, if implemented, long haul trucks and trailer tippers at our facilities will increase our reach.

Recycling
Our Recycling segment is one of the largest processors and marketers of recycled materials in the northeastern United States, comprised of eight MRFs that process and market recyclable materials that municipalities and commercial customers deliver under long-term contracts. Two of the eight MRFs are leased, three are owned, and three are operated by us under contracts with municipal third-parties. In fiscal year 2016, the Recycling segment processed and/or marketed over 0.7 million tons of recyclable materials including tons marketed through our commodity brokerage division and our baling facilities located throughout our footprint. Recycling’s facilities are located in Vermont, New York, Maine, and Massachusetts.
A substantial portion of the material provided to Recycling is delivered pursuant to six anchor contracts. The anchor contracts have an original term of five to twenty years and expire at various times through 2028. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third-party delivers the recycled materials to our facility. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials.
Our Recycling segment derives a significant portion of its revenues from the sale of recyclable materials. Since purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions, we use long-term supply contracts with customers to reduce commodity risk. Under such contracts, we obtain a guaranteed minimum price for recyclable materials through the receipt of a tipping fee when commodity prices fall below agreed upon thresholds. Conversely, when prices for recyclable materials rise above agreed upon thresholds, we provide the counterparty with a portion of the related revenues. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2016, 30.7% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts. At times, we also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of December 31, 2016, no such commodity hedges were in place. Also, we mitigate the impact from commodity price fluctuations through the use of a floating SRA fee charged to collection customers to offtake recycling commodity risk.
Other
Our Other segment derives a significant portion of its revenues from our Customer Solutions and Organics businesses. Our resource solutions strategy seeks to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers. Our Customer Solutions business works with larger scale organizations (including multi-location customers, colleges and universities, municipalities, and industrial customers) to develop customized solid waste solutions. The focus of this business is to help these large scale organizations achieve waste reduction and diversion goals to meet their economic and environmental objectives. We differentiate our services from our competitors by providing a customized set of comprehensive resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers.
Our Organics business has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Through our Earthlife® soils products, we offer a wide array of organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We also have ownership interests in AGreen Energy, LLC (“AGreen”) and BGreen Energy, LLC (“BGreen”), which we account for as cost method investments, that partner with other capital investors to build farm-based anaerobic digesters in the Northeast to generate electricity from farm and food waste streams.
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
The larger urban markets in which we compete are served by one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., that are able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues and tax-exempt financing.

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
The Customer Solutions business serves customers with multiple locations and is focused on growing our share of business with municipal, institutional, commercial and industrial customers. This group provides customers with a broader set of solutions to augment our regional and divisional service capabilities.
Marketing activities are focused on retaining existing customers and attracting new commercial and residential customers directly on-route in order to enhance profitability. Marketing campaigns are integrated with divisional management teams, sales personnel and the centralized customer care center.
Employees
As of January 31, 2017, we employed approximately 2,000 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,600 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 100 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.
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
We self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2016 under the workers’ compensation plan was $1.0 million per individual event. Our maximum exposure in fiscal year 2016 under the automobile plan was $1.2 million per individual event.
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
Regulation
Introduction
We are subject to extensive federal, state and local environmental laws and regulations which have become increasingly stringent in recent years. The environmental regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Annual Report on Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material costs to bring our existing operations into environmental compliance, although there can be no assurance in this regard for the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and enforcement oversight. We attempt to anticipate future legal and regulatory requirements and to keep our operations in compliance with those requirements.
In order to transport, process, or dispose of solid waste, it is necessary for us to possess and comply with one or more permits from federal, state and/or local agencies. We must renew these permits periodically, and the permits may be modified or revoked by the issuing agency under certain circumstances.
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
The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”)
The Clean Water Act regulates the discharge of pollutants into the “waters of the United States” from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, “solid waste management facilities”). If run-off or treated leachate from our solid waste management facilities is discharged into streams, rivers or other surface waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if that run-off or leachate is discharged to an offsite treatment facility. Almost all solid waste management facilities must comply with the EPA’s storm water regulations, which govern the discharge of regulated storm water to surface waters.
Under federal regulation, facilities that have above ground and/or below ground petroleum storage capacities over certain thresholds may be subject to regulations and/or permitting under the Clean Water Act. Many of our facilities have petroleum storage and are required to have a spill, prevention, control and countermeasures (“SPCC”) plan to prevent petroleum release to waters of the U.S. due to a spill, rupture or leak.
Several states in which we operate have been delegated the authority to implement the Clean Water Act requirements and in some cases the regulations are more stringent than the federal regulations. We believe we are in compliance with the Clean Water Act regulations; however future changes to the law or regulations could have a material impact on our business.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)
CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive, strict, and under certain circumstances, joint and severable, liability for the costs to investigate and clean up facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the presence of any of more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. The definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act ("TSCA"). If we were found to be a responsible party for a CERCLA cleanup, under certain circumstances, the enforcing agency could pursue us or any other responsible party, for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which the property owner is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to obtain reimbursement for amounts we pay in excess of our allocable share of such costs would be limited by our ability to identify and locate other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties.
The Clean Air Act of 1970, as amended (“Clean Air Act”)
The Clean Air Act, generally through state implementation of federal requirements, regulates emissions of air pollutants from certain landfills based upon the date the landfill was constructed, the total capacity of the landfill and the annual volume of emissions. The EPA has promulgated new source performance standards regulating air emissions of certain regulated pollutants (non-methane organic compounds) from municipal solid waste landfills. Landfills located in areas where ambient levels of regulated pollutants exceed certain thresholds may be subject to more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials under the Clean Air Act.
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
The adoption of other laws and regulations, which may include the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are contemplating air pollution control regulations, including state or regional cap and trade systems, relating to GHG that may be more stringent than regulations the EPA may promulgate. Changing environmental regulations could require us to take any number of actions, including purchasing emission allowances or installing additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.
Congress has considered various options, including a cap and trade system, which could impose a limit on and establish a pricing mechanism for GHG emissions and emission allowances. There also is pressure for the United States to join international efforts to control GHG emissions.
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
State and Local Regulations
Each state in which we now operate or may operate in the future has laws and regulations governing (1) water and air pollution, and the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste and hazardous waste; (2) in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities; and (3) in some cases, vehicle emissions limits or fuel types, which impact our collection operations. Such standards typically are as stringent as, and may be more stringent and broader in scope than, federal regulations. Most of the federal statutes noted above authorize states to enact and enforce laws with standards that are more protective of the environment than the federal analog. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. Those statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments. Some states have enacted statutes that impose liability for substances in addition to the “hazardous substances” listed by EPA under CERCLA.
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
There has been an increasing trend at the state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, certain construction or architectural wastes, food wastes, beverage containers, newspapers, household appliances and electronics such as computers, and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities. Vermont, for example, enacted Act 148, containing among other things, a phased waste ban for recyclables, organics and leaf/yard waste. The law became effective July 1, 2012, with phased deadlines for compliance beginning 2014 through 2020. Vermont also passed a law requiring recycling of architectural waste from construction or demolition of a commercial project. The law became effective in January 2015.
Massachusetts revised its regulations governing solid waste management with a framework to encourage the re-use of organic waste material and prohibiting such material from disposal for large-scale commercial generators by October 2014.
New York State is considering revisions to its regulations governing solid waste management, 6 NYCRR Part 360. Vermont is considering revisions to its regulations governing solid waste management through interaction with a stakeholder group.
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
The EPA and environmental agencies within individual states in which we operate also consider and promulgate changes to water quality standards, action levels, remediation goals, and other federal or state regulatory standards for individual compounds or classes of compounds. These changes can also include the development of new or more stringent standards for “Emerging Contaminants”, including PFC compounds, pharmaceutical compounds, and a variety of synthetic chemical compounds used in manufacturing and industrial processes. In December 2016, EPA also designated ten chemical substances for risk evaluations under TSCA, based on the requirements of the June 2016 Frank R. Lautenberg Chemical Safety for the 21st Century Act. Changes in regulatory standards for existing or emerging contaminants can result in higher levels of cost and effort associated with the performance of environmental investigations and ongoing compliance at our facilities.
Executive Officers of the Registrant
Our executive officers and their respective ages are as follows:

Name	Age	Position
John W. Casella	66	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edwin D. Johnson	60	President and Chief Operating Officer
Edmond “Ned” R. Coletta	41	Senior Vice President and Chief Financial Officer
Christopher B. Heald	52	Vice President and Chief Accounting Officer
David L. Schmitt	66	Senior Vice President and General Counsel

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
As we continue to develop our landfill capacity, the waste management industry is recognizing the value of the waste stream as a renewable resource, and accordingly, alternatives to landfilling are being developed that seek to maximize the renewable energy and other resource benefits of solid waste. These alternatives affect the demand for landfill airspace, and could affect our ability to operate our landfills at full capacity, as well as the tipping fees and prices that waste management companies generally, and that we, in particular, can charge for landfill airspace. Reduced tipping fees can affect our willingness to incur the expenditures necessary to increase the permitted capacity of the landfills. As a result, our revenues and operating margins could be materially adversely affected due to these disposal alternatives.
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
We have historically grown through acquisitions, may make additional acquisitions in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. As of December 31, 2016, we had recorded $5.9 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.
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

In October 2015, our Southbridge Recycling and Disposal Park subsidiary (“SRDP”) reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRDP. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws ("Chapter 21E") demanding that the Town reimburse us for the incurrence of environmental response costs and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to our Operating Agreement between us and the Town dated May 29, 2007, as amended. As of December 31, 2016, we have incurred total environmental response costs of over $2.5 million. We have entered into a Tolling Agreement with the Town to delay any such administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities in these matters, if any.
In February 2016, we and the Town received a Notice of Intent to Sue under Resource Conservation and Recovery Act (“RCRA”) from a law firm purporting to represent residents proximate to the Southbridge Landfill, indicating its intent to file suit against us because of the ground water contamination. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act (“CWA”) and RCRA (the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups allege that we have violated the Acts, and that they intend to seek appropriate relief in federal court for those alleged violations. We believe it is reasonably possible that a loss will occur as a result of these potential matters although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for any costs or liabilities associated with these possible suits relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
While no suit has yet been filed against us or the Town related to the foregoing, we have reached an agreement in principle, subject to a definitive agreement between MADEP, the Town of Southbridge, the Town of Charlton, and ourselves, for the equal sharing of costs between MADEP and us, of up to $10 million ($5 million each) for the Town to install a municipal waterline in the Town of Charlton. It is expected that the Town will issue a Bond for our portion of the waterline costs, and we expect to amend the Operating Agreement to provide for us to reimburse the Town for periodic payments under such Bond. This waterline will provide municipal water to certain Charlton residents.
The costs and liabilities we may be required to incur in connection with the foregoing could be material to our results of operations, our cash flows and our financial condition. We are carefully evaluating the impact and potential impact of the foregoing matters, together with estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill, against the possible outcomes of the permitting process and the anticipated future benefits of a successful expansion. It is possible that based on this analysis we may conclude that closing the Southbridge Landfill is in our best economic interest. While no conclusions have been reached at this time and we continue to be committed to the expansion process, we are acting to prudently manage waste volumes into the Southbridge Landfill to prolong the useful life of the Southbridge Landfill in the event we are unsuccessful in obtaining the expansion permit or choose to modify or withdraw our permit application due to our estimate of the economic benefit of the expansion relative to costs.
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

In certain jurisdictions, we are subject to compliance with specific obligations under competition laws due to our competitive position in those jurisdictions. For example, in May 2002, we entered into an assurance of discontinuance with the Vermont Attorney General’s Office concerning, among other matters, the conduct of our business in Vermont relating to certain contract terms applicable to our small commercial container customers. In August 2011, a revised final judgment of consent and order was entered by the Vermont Superior Court Washington Unit, Civil Division, as a result of some of our small commercial container customers having been mistakenly issued contracts that did not strictly comply with the terms of the assurance of discontinuance. Pursuant to the order, we paid a civil penalty in an aggregate amount of $1.0 million. In July 2014, we entered into an assurance of discontinuance with the office of the New York Attorney General in connection with certain of our commercial practices in certain specified counties in New York, pursuant to which we paid the State of New York a sum of $0.1 million. The assurances of discontinuance and order provide for certain restrictions on our customer contract terms, certain conditions on our business acquisitions, sales and market share and require us to maintain an internal compliance program. Failure to comply with these requirements or other laws or regulations could subject us to enforcement actions or financial penalties which could have a material adverse effect on our business.
See also Item 1, “Business”, Item 3, “Legal Proceedings” and Note 10, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
Our results of operations could continue to be affected by fluctuating commodity prices or market requirements for recyclable materials.
Our results of operations have been and may continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The market for recyclable materials was affected by unprecedented price decreases in October 2008, resulting in a severe impact on our results of operations. The commodity markets continue to see ongoing negative pressure on pricing associated with the decline of the fiber market due to less use of paper products such as newspaper and office paper as a result of increased on-line reading. From an export standpoint, China’s slowing economic environment and increasing ability to create its own domestic recyclables has changed the landscape of the recycling markets, which has decreased the demand for U.S fiber. On the domestic front, within the Northeast, there continues to be very little demand for the newspaper grade leading us to turn to the export market throughout all material recovery facilities within our footprint. The plastic grades continue to decline with lower oil prices. Although we may seek to limit our exposure to fluctuating commodity prices through the implementation of the Sustainability Recycling Adjustment and the use of hedging agreements, floor price contracts and long-term supply contracts with customers and have sought to mitigate commodity price fluctuations by reducing the prices we pay for purchased materials or increasing tip fees at our facilities, these fluctuations have in the past contributed, and may continue to contribute, to significant variability in our period-to-period results of operations. We cannot provide assurance that we can pass this fee on to our customers where their contracts and competition conditions permit.
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
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2016, we used approximately 4.8 million gallons of diesel fuel in our solid waste operations. Although, we have a “fuel and oil recovery fee” program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility, we cannot provide assurance that we can pass this fee on to our customers where their contracts and competition conditions permit.
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
From time to time in the future, we may sell or divest certain other components of our business. These divestitures may be undertaken for a number of reasons, including to generate proceeds to pay down debt, or as a result of a determination that the specified asset will provide inadequate returns to us, that the asset no longer serves a strategic purpose in connection with our business or that the asset may be more valuable to a third-party. The timing of such sales or divestitures may not be entirely within our control. For example, we may need to quickly divest assets to satisfy immediate cash requirements, or we may be forced to sell certain assets prior to canvassing the market or at a time when market conditions for valuations or for financing for buyers are unfavorable. Such sales or divestitures may result in proceeds to us in an amount less than we expect or less than our assessment of the value of those assets. We also may not be able to identify buyers for certain of our assets, particularly given the difficulty that potential acquirers may face in obtaining financing, or we may face opposition from municipalities or communities to a disposition or the proposed buyer. Any sale of our assets could result in a loss on divestiture. Any of the foregoing would have an adverse effect on our business and results of operations.
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
Labor unions regularly make attempts to organize our employees, and these efforts will likely continue in the future. Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2017, approximately 5% of our employees were represented by unions.
Risks Related to Our Indebtedness
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.
As of December 31, 2016, we had approximately $525.6 million of outstanding principal indebtedness (excluding approximately $25.3 million of outstanding letters of credit issued under our Credit Facility, which consists of the Term Loan B Facility with term loans in the outstanding principal amount of $350.0 million and the Revolving Credit Facility with loans thereunder being available up to an aggregate principal amount of $160.0 million and an additional $72.1 million of unused commitments under the Revolving Credit Facility, subject to customary borrowing conditions. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:

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

•
limits our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes, but does allow us to increase the amount of our debt substantially subject to the conditions in the Credit Facility.

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
Our business may not generate sufficient cash flows from operations and we may not have available to us future borrowings in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In these circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. Without this financing, we could be forced to sell assets or secure additional financing to make up for any shortfall in our payment obligations under unfavorable circumstances. However, we may not be able to secure additional financing on terms favorable to us or at all and, in addition, the terms of our debt agreements limit our ability to sell assets and also restrict the use of proceeds from such a sale. Moreover, substantially all of our assets have been pledged to secure repayment of our indebtedness under the Credit Facility. In addition, we may not be able to sell assets quickly enough or for amounts sufficient to enable it to meet our obligations.

The Credit Facility requires us to meet a number of financial ratios and covenants.
The Credit Facility contains certain affirmative and negative covenants which, among other things and subject, in certain cases, to certain basket amounts and other exceptions, limit the existence of additional indebtedness, the existence of liens or pledges, certain investments, acquisitions and sales or other transfers of assets, the payment of dividends and distributions and repurchases of equity, prepayments of certain junior indebtedness, and certain other transactions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities. Additionally, the Credit Facility requires, solely for the benefit of the lenders under the Revolving Credit Facility, that we meet financial tests, including, without limitation:

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
Our ability to make acquisitions may be adversely impacted by our outstanding indebtedness.
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
The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. As of December 31, 2016, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on January 31, 2017, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 21.9% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella may be able to substantially influence certain matters submitted to stockholders for approval, including proposed amendments to our certificate of incorporation and bylaws requiring an affirmative vote of shares representing at least 75% of the votes that all holders of our Class A common stock and our Class B common stock would be entitled to cast.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located at 25 Greens Hill Lane, Rutland, Vermont 05701, where we currently lease approximately 12,000 square feet of office space.

Our principal property and equipment consists of land, landfills, buildings, machinery and equipment, rolling stock and containers. At January 31, 2017, we operated nine subtitle D landfills, four of which we own and five of which we lease; one landfill permitted to accept C&D materials that we own; 46 transfer stations, 26 of which we own, six of which we lease and 14 of which we operate under a contract; 32 solid waste collection facilities, 19 of which we own, 12 of which we lease and one of which we operate under a contract; 18 recycling processing facilities, nine of which we own, five of which we lease and four of which we operate under a contract; four landfill gas-to-energy facilities that we own; and 19 corporate office and other administrative facilities, three of which we own and 16 of which we lease (See Item 1, “Business” of this Annual Report on Form 10-K for property information by operating segment). We believe that our property and equipment are adequately maintained and sufficient for our current operations.
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
In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 450-20, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20.
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
On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Maine Superior Court on April 15, 2016. On or about April 12, 2016, the parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we paid MFGR $1.3 million upon execution of the SA, and are to pay $0.4 million a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we recorded a reserve of $2.6 million that included a contract settlement charge of $1.9 million and operating expenses of $0.7 million recorded in the fiscal year ended December 31, 2015. As of December 31, 2016, $1.4 million of this reserve remains outstanding.
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

Environmental Remediation Liability
We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represents our outstanding material claims.
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws ("Chapter 21E") demanding that the Town reimburse us for the incurrence of environmental response costs and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. As of December 31, 2016, we have incurred total environmental response costs of over $2.5 million. We have entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities in these matters, if any.
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill, indicating its intent to file suit against us because of the groundwater contamination. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups allege that we have violated the Acts, and that they they intend to seek appropriate relief in federal court for those alleged violations. We believe it is reasonably possible that a loss will occur as a result of these potential matters although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for costs or liabilities associated with these possible suits relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
While no suit has yet been filed against us or the Town related to the foregoing, we have reached an agreement in principle, subject to a definitive agreement between MADEP, the Town of Southbridge, the Town of Charlton, and ourselves, for the equal sharing of costs between MADEP and us, of up to $10 million ($5 million each) for the Town to install a municipal waterline in the Town of Charlton. It is expected that the Town will issue a Bond for our portion of the waterline costs, and we expect to amend the Operating Agreement to provide for us to reimburse the Town for periodic payments under such Bond. This waterline will provide municipal water to certain Charlton residents.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts, alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking declaratory judgment of Steadfast’s obligations under the Policy.

The costs and liabilities we may be required to incur in connection with the foregoing could be material to our results of operations, our cash flows and our financial condition. We are carefully evaluating the impact and potential impact of the foregoing matters, together with estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill, against the possible outcomes of the permitting process and the anticipated future benefits of a successful expansion. It is possible that based on this analysis we may conclude that closing the Southbridge Landfill is in our best economic interest. While no conclusions have been reached at this time and we continue to be committed to the expansion process, we are acting to prudently manage waste volumes into the Southbridge Landfill to prolong the useful life of the Southbridge Landfill in the event we are unsuccessful in obtaining the expansion permit or choose to modify or withdraw our permit application due to our estimate of the economic benefit of the expansion relative to costs.
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a 15% participant share. It is unlikely that any significant expenditures relating to onsite remediation will be incurred until the fiscal year ending December 31, 2018. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.5%.
The changes to the environmental remediation liability associated with the Potsdam environmental remediation liability are as follows:

	Fiscal Year Ended December 31,
	2016	2015
Beginning balance	$5.2	$5.1
Accretion expense	—	0.1
Payments	(0.2)	—
Revision of estimate (1)	0.9	—
Ending balance	$5.9	$5.2

(1)
The revision of estimate is due to changes to our estimated costs to complete the remediation. See Note 15, Other Items and Charges to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for disclosure over environmental remediation charges. The following matters represents our outstanding material claims.

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

Period	High	Low
Fiscal Year Ended December 31, 2015
First quarter	$5.52	$3.61
Second quarter	$6.30	$5.09
Third quarter	$6.75	$5.50
Fourth quarter	$7.24	$5.67
Fiscal Year Ended December 31, 2016
First quarter	$6.98	$4.97
Second quarter	$7.90	$6.31
Third quarter	$10.39	$7.76
Fourth quarter	$13.41	$10.28
On January 31, 2017, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $11.70 and $11.50, respectively. As of January 31, 2017 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock.
For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, we have assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.
Dividends
No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Facility and indentures restrict or condition the payment of dividends on common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from April 30, 2011 through December 31, 2016, with the cumulative total return on the Russell 2000 Index, our historical Industry Peer Group ("2015 Peer Group") and our updated Industry Peer Group ("2016 Peer Group"). The stock performance graph assumes the investment on April 30, 2011 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index, the 2015 Peer Group and the 2016 Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	April 30, 2011	April 30, 2012	April 30, 2013	April 30, 2014	December 31, 2014	December 31, 2015	December 31, 2016
Casella Waste Systems, Inc.	$100.00	$89.20	$64.50	$75.44	$59.76	$88.46	$183.58
Russell 2000	$100.00	$95.75	$112.69	$135.79	$146.54	$140.07	$169.92
2015 Peer Group (1)	$100.00	$93.31	$112.43	$122.19	$141.02	$145.83	$197.21
2016 Peer Group (2)	$100.00	$90.07	$112.47	$122.58	$145.58	$152.15	$205.89

(1)
The 2015 Peer Group is comprised of Waste Connections, Inc., Clean Harbors, Inc., Covanta Holding Corp., Waste Management, Inc. and Republic Services, Inc. In fiscal year 2016, Progressive Waste Solutions Ltd, which had been included in the historical Industry Peer Group in the prior year, and Waste Connections, Inc. were involved in a merger transaction and the stock of Progressive Waste Solutions Ltd ceased trading.

(2)
The 2016 Peer Group is comprised of Waste Connections Inc., Covanta Holding Corp., Waste Management, Inc. and Republic Services, Inc. We revised our Industry Peer Group to align with the peer group that we are using in our executive compensation disclosures related to cumulative total shareholder return in our proxy statement for the 2016 Annual Meeting of Stockholders.

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

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
	2016	2015		2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$565,030	$546,500	$368,374	$497,633	$455,335	$467,950
Cost of operations	381,973	382,615	258,650	354,592	323,014	318,068
General and administration	75,356	72,892	45,732	61,865	58,205	60,264
Depreciation and amortization	61,856	62,704	41,485	60,339	56,576	58,415
Environmental remediation charge	900	—	950	400	—	—
Contract settlement charge	—	1,940	—	—	—	—
Divestiture transactions	—	(5,517)	(553)	7,455	—	40,746
Development project charge	—	—	—	1,394	—	131
Severance and reorganization costs	—	—	—	586	3,709	—
Expense from divestiture, acquisition and financing costs	—	—	—	144	1,410	—
Gain on settlement of acquisition related contingent consideration	—	—	—	(1,058)	—	—
Legal settlement	—	—	—	—	—	1,359
Operating income (loss)	44,945	31,866	22,110	11,916	12,421	(11,033)
Interest expense, net	38,652	40,090	25,392	37,863	41,429	44,966
Other expense (income), net	12,657	2,206	1,825	(436)	23,501	20,111
Loss from continuing operations before income taxes and discontinued operations	(6,364)	(10,430)	(5,107)	(25,511)	(52,509)	(76,110)
Provision (benefit) for income taxes	494	1,351	703	1,799	(2,526)	1,593
Loss from continuing operations before discontinued operations	(6,858)	(11,781)	(5,810)	(27,310)	(49,983)	(77,703)
Income (loss) from discontinued operations, net	—	—	—	284	(4,480)	(614)
Gain (loss) on disposal of discontinued operations, net	—	—	—	(378)	—	725
Net loss	(6,858)	(11,781)	(5,810)	(27,404)	(54,463)	(77,592)
Less: Net (loss) income attributable to noncontrolling interests	(9)	1,188	208	(4,309)	(321)	(6)
Net loss attributable to common stockholders	$(6,849)	$(12,969)	$(6,018)	$(23,095)	$(54,142)	$(77,586)
Basic and diluted earnings per share:
Weighted average common shares outstanding	41,233	40,642	40,262	39,820	34,015	26,749
Net loss per common share (1)	$(0.17)	$(0.32)	$(0.15)	$(0.58)	$(1.59)	$(2.90)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
	2016	2015		2014	2013	2012
	(in thousands, except per share data)
Other Data:
Capital expenditures	$54,238	$49,995	$55,061	$45,959	$55,027	$58,363
Cash flows provided by operating activities	$80,434	$70,507	$38,286	$49,642	$43,906	$64,171
Cash flows used in investing activities	$(62,964)	$(48,784)	$(59,697)	$(57,910)	$(89,455)	$(70,634)
Cash flows (used in) provided by financing activities	$(17,238)	$(21,616)	$19,322	$9,008	$44,947	$10,229
Balance Sheet Data:
Cash and cash equivalents	$2,544	$2,312	$2,205	$2,464	$1,755	$4,534
Working capital, net (2)	$(6,382)	$(10,990)	$(9,968)	$(21,405)	$(25,308)	$(18,424)
Property, plant and equipment, net	$398,466	$402,252	$414,542	$403,424	$422,502	$414,666
Goodwill	$119,899	$118,976	$119,170	$119,139	$115,928	$101,706
Total assets	$631,512	$633,669	$658,198	$638,285	$649,154	$619,457
Long-term debt and capital leases, less current maturities	$503,961	$505,985	$522,458	$495,522	$481,022	$460,913
Total stockholders’ (deficit) equity	$(24,550)	$(21,597)	$(12,020)	$(8,537)	$15,451	$18,231

(1)	Computed as described in Note 3, Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.
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
Change in Fiscal Year
In June 2014, we elected to change our fiscal year-end from April 30th to December 31st. The change in fiscal year became effective for our fiscal year beginning January 1, 2015 and ending December 31, 2015. As a result of this change, financial results for fiscal year 2015 are compared to the unaudited financial results for calendar year 2014, and the financial results for transition period 2014 are compared to the unaudited financial results for eight months 2013. When financial results for fiscal year 2014 are compared to financial results for the fiscal year ended April 30, 2013, the results are presented on the basis of our previous fiscal year-end on a twelve month basis.
Company Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation, its wholly-owned subsidiaries and certain partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, our Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major account and industrial services, discontinued operations, and earnings from equity method investees, as applicable, are included in our Other segment.
As of January 31, 2017, we owned and/or operated 32 solid waste collection operations, 46 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept C&D materials.
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
During fiscal year 2016, we acquired three transfer stations in our Western region for total consideration of $2.8 million, including $2.4 million in cash and $0.4 million in holdbacks to the sellers.
During transition period 2014, we acquired one solid waste hauling operation in each of our Eastern and Western regions for total consideration of $0.4 million, including $0.3 million in cash and $0.1 million in holdbacks to the sellers.
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
Sale of Business. In fiscal year 2015, we divested a business, which included the sale of certain assets associated with various waste collection routes in our Western region, for total consideration of $0.9 million, resulting in a gain of $0.6 million.
CARES and Related Transaction. In fiscal year 2014, we determined that assets of the Casella-Altela Regional Environmental Services, LLC (“CARES”) water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired. We recorded an impairment charge of $7.5 million in fiscal year 2014 to the asset group of CARES in our Western region.
We executed a purchase and sale agreement in fiscal year 2015 pursuant to which we and Altela agreed to sell certain assets of the CARES water treatment facility to a third-party. We sold these assets of CARES for purchase consideration of $3.5 million, resulting in a gain of $2.9 million in fiscal year 2015, 49% of which was attributable to Altela, Inc., the noncontrolling interest holder. In connection with this transaction, we also sold certain of our equipment and real estate to the same unrelated third-party for total consideration of $1.1 million, resulting in a gain of $0.9 million in fiscal year 2015.
In fiscal year 2016, we dissolved CARES in accordance with the CARES Limited Liability Company Agreement. We are in the process of dissolving CARES McKean, LLC in accordance with Pennsylvania dissolution proceedings and upon dissolution we will deconsolidate the assets, liabilities and equity components, including the noncontrolling interest.

GreenFiber. In fiscal year 2014, we and Louisiana-Pacific Corporation (“LP”) executed a purchase and sale agreement with a limited liability company formed by Tenex Capital Partners, L.P., pursuant to which we and LP agreed to sell our membership interests in US GreenFiber LLC (“GreenFiber”) for total cash consideration of $18.0 million plus an expected working capital true-up less any indebtedness and other unpaid transaction costs of GreenFiber as of the closing date. The transaction was completed for $19.2 million in gross cash proceeds, including a $1.2 million working capital adjustment. After netting indebtedness of GreenFiber and transaction costs, our 50% of the net cash proceeds amounted to $3.4 million. After considering the $0.6 million impact of our unrealized losses relating to derivative instruments in accumulated other comprehensive loss on our investment in GreenFiber, we recorded a gain on sale of equity method investment of $0.6 million in fiscal year 2014, which included a ($0.2) million working capital adjustment to the purchase price that was finalized upon closing the transaction in January 2014. We had previously accounted for our 50% membership interest in GreenFiber using the equity method of accounting.
Maine Energy. In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6.7 million, which is being paid to us in installments over twenty-one years. Later in the fiscal year ended April 30, 2013, we closed the transaction, ceased operations of the Maine Energy facility, and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. In fiscal year 2015, we completed the demolition process and site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the United States Environmental Protection Agency (“EPA”). Based on the total incurred costs to fulfill our obligation under the agreement, we reversed a reserve of $1.1 million of excess costs to complete the divestiture in fiscal year 2015.
BioFuels. In the fiscal year ended April 30, 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”) and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as income from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and subsequently included in discontinued operations, included certain inventory along with plant and equipment. In fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million, which was to be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. The related note receivable was paid in full by ReEnergy in transition period 2014. We recognized a $0.4 million loss on disposal of discontinued operations in fiscal year 2014 associated with the disposition. As a part of the divestiture, we agreed to complete certain site improvements at Biofuels, which were completed in transition period 2014. As a result, we recorded a $0.6 million gain in transition period 2014 associated with reversing the excess remaining reserves not needed to complete the site improvements.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as our Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. Revenues from our Recycling segment consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Revenues from organics services, ancillary operations and major account and industrial services are included in our Other segment. Our revenues are shown net of inter-company eliminations.

The table below shows revenue attributable to services provided (in millions) for the following periods:

	Fiscal Year Ended December 31,		$ Change	Twelve Months Ended December 31,		$ Change	Eight Months Ended December 31,		$ Change
	2016	2015		2015	2014		2014	2013
					Unaudited			Unaudited
Collection	$249.6	$238.3	$11.3	$238.3	$229.2	$9.1	$157.8	$153.2	$4.6
Disposal	154.2	156.5	(2.3)	156.5	138.1	18.4	102.3	93.0	9.3
Power	5.9	6.8	(0.9)	6.8	9.0	(2.2)	5.0	5.5	(0.5)
Processing	6.4	6.1	0.3	6.1	9.3	(3.2)	6.7	7.1	(0.4)
Solid waste	416.1	407.7	8.4	407.7	385.6	22.1	271.8	258.8	13.0
Organics	41.5	39.1	2.4	39.1	39.8	(0.7)	27.0	25.0	2.0
Customer solutions	54.5	53.4	1.1	53.4	52.2	1.2	35.8	27.0	8.8
Recycling	52.9	46.3	6.6	46.3	48.3	(2.0)	33.8	29.3	4.5
Total revenues	$565.0	$546.5	$18.5	$546.5	$525.9	$20.6	$368.4	$340.1	$28.3
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for Fiscal Year 2016 vs Fiscal Year 2015		Period-to-Period Change for Fiscal Year 2015 vs Calendar Year 2014		Period-to-Period Change for Transition Period 2014 vs Eight Month Period 2013
	Amount	% of Growth	Amount	% of Growth	Amount	% of Growth
Price	$13.9	2.5%	$10.5	2.0%	$2.6	0.8%
Volume	(6.0)	(1.1)%	16.2	3.1%	11.7	3.4%
Fuel and oil recovery fee	(0.1)	—%	(0.9)	(0.2)%	—	—%
Commodity price and volume	(0.6)	(0.1)%	(3.4)	(0.7)%	(0.6)	(0.2)%
Acquisitions and divestitures	1.2	0.2%	0.4	0.1%	3.7	1.1%
Closed landfill	—	—%	(0.7)	(0.1)%	(4.4)	(1.3)%
Solid waste revenues	$8.4	1.5%	$22.1	4.2%	$13.0	3.8%
Price.
The price change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$10.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk; and

•	$3.0 million from favorable disposal pricing associated with our landfills and transfer stations.
The price change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•	$8.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee to mitigate recycling commodity risk; and

•	$1.6 million from favorable disposal pricing associated with our landfills and transfer stations.
The price change component in transition period 2014 solid waste revenues growth from the prior period is a result of the following:

•	$2.5 million from favorable collection pricing; and

•	$0.1 million from favorable disposal pricing associated with our landfills.
Volume.
The volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•
$(7.1) million from lower disposal volume (of which $(5.1) million relates to lower transportation volumes associated with lower drill cutting volumes in our Western region, $(2.8) million relates to lower landfill volumes, and $0.8 million relates to higher transfer station volumes); and

•	$(0.1) million from lower processing volumes in our Western region; partially offset by

•	$1.2 million from higher collection volumes in our Eastern region.
The volume change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•
$16.8 million from higher disposal volume (of which $8.4 million relates to higher landfill volumes, $4.1 million relates to higher transfer station volumes associated with two new transfer station contracts and organic growth, and $4.3 million relates to transportation); and

•	$1.4 million from higher collection volumes; partially offset by

•	$(2.0) million from lower processing volumes (mainly water treatment and recycling processing).
The volume change component in transition period 2014 solid waste revenues growth from the prior period is a result of the following:

•
$10.6 million from disposal volume increases (of which $6.4 million relates to higher transfer station volumes associated with a mix shift from landfills to transfer stations and four new transfer station contracts, $3.3 million relates to landfills and $0.9 million relates to transportation); and

•	$1.1 million from collection volume increases.
Fuel and oil recovery fee.
The fuel and oil recovery fee change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•	$(0.9) million primarily from lower collection revenues being generated by our fuel and oil recovery fee program in response to lower diesel fuel index prices on which the surcharge is based.
Commodity price and volume.
The commodity price and volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$(0.8) million from unfavorable energy pricing at our landfill gas-to-energy operations; partially offset by

•	$0.2 million from favorable commodity pricing.
The commodity price and volume change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•	$(2.0) million from unfavorable energy pricing at our landfill gas-to-energy operations;

•	$(1.0) million from lower landfill gas-to-energy and processing commodity volumes; and

•	$(0.4) million from unfavorable commodity pricing.
The commodity price and volume change component in transition period 2014 solid waste revenues growth from the prior period is a result of the following:

•	$(0.6) million from lower power generation and processing commodity volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2016 solid waste revenues growth is a result of the acquisition of three transfer stations in the quarter ended June 30, 2016, partially offset by the divestiture of a business in fiscal year 2015.
The acquisitions and divestitures change component in fiscal year 2015 solid waste revenues growth is a result of increased revenues from the acquisition of two solid waste hauling operations in September and October 2014, respectively, partially offset by decreased revenues associated primarily with an asset exchange in December 2014 and the divestiture of a business in May 2015.
The acquisitions and divestitures change component in transition period 2014 solid waste revenues growth is a result of increased revenues from various business acquisitions, including several solid waste hauling operations and a transfer station, completed between August 2013 and October 2014.
Closed landfill.
The closed landfill change component in fiscal year 2015 and transition period 2014 solid waste revenues growth from the prior periods is a result of our Worcester, Massachusetts landfill (“Worcester Landfill”), which stopped accepting waste and ceased operations in April 2014 in accordance with its permit.

Organics revenues
Fiscal year 2016 organics revenues increased $2.4 million from the prior year as a result of higher volumes.
Fiscal year 2015 organics revenues decreased $(0.7) million from the prior year as a result of lower volumes and a decline in our floating rate fuel and oil recovery fee in response to lower diesel fuel index prices on which the surcharge is based.
Transition period 2014 organics revenues increased $2.0 million from the prior period as a result of higher volumes associated with organic business growth.
Customer Solutions revenues
Fiscal year 2016 revenues increased $1.1 million from the prior year as a result of higher volumes.
Fiscal year 2015 revenues increased $1.2 million from the prior year as a result of organic business growth, partially offset by the pass through impact of unfavorable commodity prices in the marketplace.
Transition period 2014 revenues increased $8.8 million from the prior period as a result of higher volumes and the acquisition of an industrial service management business in September 2013.
Recycling revenues
Fiscal year 2016 recycling revenues increased from the prior year as a result of the following:

•	$5.5 million from favorable commodity pricing in the marketplace;

•	$1.2 million from higher commodity volumes; partially offset by

•	$(0.1) million from lower tipping fees.
Fiscal year 2015 recycling revenues decreased from the prior year as a result of the following:

•	$(6.2) million from unfavorable commodity pricing in the marketplace; partially offset by

•	$4.2 million from higher commodity volumes and higher tipping fees.
Transition period 2014 recycling revenues increased from the prior period as a result of the following:

•	$3.1 million from higher commodity volumes;

•	$1.1 million from the acquisition of the remaining 50% membership interest of Tompkins in December 2013; and

•	$0.3 million from favorable commodity pricing in the marketplace.
Results of Operations
Operating Expenses
A summary of our cost of operations, general and administration expenses and depreciation and amortization expenses is as follows (dollars in millions and as a percentage of total revenues):

	Twelve Months Ended December 31,						Eight Months Ended December 31,
	2016		2015		2014		2014		2013
					Unaudited				Unaudited
Cost of operations	$382.0	67.6%	$382.6	70.0%	$377.2	71.7%	$258.7	70.2%	$236.1	69.4%
General and administration	$75.4	13.3%	$72.9	13.3%	$66.8	12.7%	$45.7	12.4%	$40.8	12.0%
Depreciation and amortization	$61.9	10.9%	$62.7	11.5%	$61.2	11.6%	$41.5	11.3%	$40.6	11.9%
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
Fiscal Year 2016 Compared to Fiscal Year 2015
An explanation of the period-to-period change in cost of operations is as follows:
Fuel costs in fiscal year 2016 decreased $(2.3) million from the prior year as a result of the following:

•	lower diesel fuel prices in the marketplace; and

•	the consumption of less diesel fuel.
Third-party direct costs in fiscal year 2016 decreased $(2.1) million from the prior year as a result of the following:

•	lower disposal, hauling and transportation costs associated with decreased collection and transportation volumes in our Western region;

•	lower purchased material costs in our Recycling segment; and

•	lower purchased material costs in our Customer Solutions business, partially offset by

•	higher disposal costs associated with increased volumes in our Organics business;

•	higher disposal costs associated with increased volumes in our Recycling segment; and

•	higher disposal, hauling and transportation costs associated with increased volumes in our Customer Solutions business.
Labor and related benefit costs in fiscal year 2016 decreased $(0.7) million from the prior year as a result of the following:

•	lower healthcare costs related to plan improvements and lower overall claim activity; and

•	lower labor and related benefit costs on lower volumes in our Western region; partially offset by

•	higher workers compensation costs; and

•	higher labor and related benefit costs on higher collection volumes in our Eastern region.
Maintenance and repair costs in fiscal year 2016 increased $2.2 million from the prior year as a result of the following:

•	higher maintenance costs in our Recycling segment; and

•	higher facility maintenance costs; offset by

•	lower fleet maintenance costs in our Western region.
Direct operational costs in fiscal year 2016 increased $2.3 million from the prior year as a result of the following:

•	higher equipment rental costs;

•	higher depletion of landfill operating lease obligations in our Western region primarily due to changes in estimates and assumptions concerning the anticipated waste flow at certain of our landfills;

•	higher gas control and other landfill operating costs in our Eastern region; and

•	higher host royalty fees in our Western region; partially offset by

•	lower leachate disposal costs at certain landfills in our Western region; and

•
lower depletion of landfill operating lease obligations on a lower per ton rate and lower volumes at our Subtitle D landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in our Eastern region.

Fiscal Year 2015 Compared to Unaudited Calendar Year 2014
An explanation of the period-to-period change in cost of operations is as follows:
Direct operational costs in fiscal year 2015 increased $4.2 million from the prior year as a result of the following:

•	higher equipment rental costs;

•	higher operating costs (including grounds maintenance and gas control) at certain of our landfills; and

•	higher leachate disposal costs at certain of our landfills due to unusually high rainfall earlier in the year; partially offset by

•	lower gas treatment costs at our Subtitle D landfill located in West Old Town, Maine ("Juniper Ridge Landfill"); and

•	lower depletion of landfill operating lease obligations at Southbridge Landfill and certain of our Western region landfills.
Maintenance and repair costs in fiscal year 2015 increased $3.9 million from the prior year as a result of the following:

•	higher fleet maintenance costs in our Eastern and Western regions; and

•	higher facility maintenance costs associated with our Recycling segment and our Eastern region landfills.
Labor and related benefit costs in fiscal year 2015 increased $3.3 million from the prior year as a result of the following:

•	higher collection and transfer station volumes in our Eastern region associated with new municipal contracts and organic customer growth;

•	processing of higher commodity volumes due to new contracts and facilities in the Recycling segment; and

•	lower productivity as a result of prolonged inclement winter weather into the early spring of 2015.
Third-party direct costs in fiscal year 2015 increased $0.2 million from the prior year as a result of the following:

•	higher collection and disposal volumes from organic customer growth, including various new contracts and acquisitions; and

•	higher commodity volumes in the Recycling segment; partially offset by

•	lower purchased material costs associated with declining commodity prices within our Recycling segment;

•	lower purchased material costs in our Customer Solutions business; and

•	the expiration of an out-of-market put-or-pay waste disposal contract in our Eastern region.
Fuel costs in fiscal year 2015 decreased $(6.0) million from the prior year as a result of the following:

•
lower diesel fuel prices in the marketplace, noting that the favorable impact associated with lower diesel fuel prices was more than offset by interrelated higher recycling tipping fees, lower fuel and oil recovery fees, lower recycling commodity pricing and lower energy pricing revenues during fiscal year 2015.

Transition Period 2014 Compared to Unaudited Eight Month Period 2014
An explanation of the period-to-period change in cost of operations is as follows:
Third-party direct costs in transition period 2014 increased $11.8 million from the prior period as a result of the following:

•	organic and acquisition growth in our Customer Solutions business, which has a higher inherent direct cost structure;

•	higher collection and disposal volumes from organic customer growth and the acquisition of a transfer station in our Eastern region;

•	higher volumes in our Organics business; and

•	higher disposal volumes associated with four new transfer station contracts and the acquisition of various hauling operations in our Western region.
Labor and related benefit costs in transition period 2014 increased $4.9 million from the prior period as a result of the following:

•	increased overall healthcare costs; and

•	increased labor costs associated with higher collection and transfer station volumes in our Eastern region and new contracts and facilities in the Recycling segment.
Maintenance and repair costs in transition period 2014 increased $4.8 million from the prior period as a result of the following:

•
higher facility maintenance costs associated with our Recycling segment, our hauling operations, certain landfills in our Western and Eastern regions, and the acquisition of a transfer station in our Eastern region; and

•	higher fleet repair and maintenance costs associated with hauling operations.
Direct operational costs in transition period 2014 increased $1.5 million from the prior period as a result of the following:

•	higher depletion of landfill operating lease obligations associated with increased volumes received at our landfills;

•	an increase in host community fees and royalties;

•	higher equipment rental costs associated with an increase in fleet and landfill equipment rentals;

•	an increase in gas treatment costs at Juniper Ridge Landfill; and

•	a lower gain on sale of fixed assets in transition period 2014.
Fuel costs in transition period 2014 decreased $(0.6) million from the prior period as a result of the following:

•	lower diesel fuel prices in the marketplace.

General and Administration
General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.
Fiscal Year 2016 Compared to Fiscal Year 2015
An explanation of the period-to-period change in general and administration expense is as follows:
Labor and related benefit costs in fiscal year 2016 increased $3.3 million from the prior year as a result of the following:

•	an increase in accrued incentive compensation based on improved performance;

•	higher equity compensation costs;

•	higher wages and salaries; partially offset by

•	lower healthcare costs related to plan improvements and lower overall claim activity.
Other general and administration expenses in fiscal year 2016 increased $0.2 million from the prior year as a result of the following:

•	higher miscellaneous administrative expenses; partially offset by

•	lower office and rental costs.
Professional fees in fiscal year 2016 decreased $(0.8) million from the prior year as a result of the following:

•
lower consulting fees in fiscal year 2016, with consulting fees elevated in fiscal year 2015 associated with additional consulting and legal fees resulting from our responses to the advance notice of nomination sent to us by an activist investor nominating its own candidates for election as directors at our 2015 Annual Meeting in opposition to the three candidates whom we recommended (the"proxy contest"). That activist investor ultimately withdrew its slate of director candidates prior to the 2015 Annual Meeting and all of our director nominees were elected at the 2015 Annual Meeting by our stockholders.

Fiscal Year 2015 Compared to Unaudited Calendar Year 2014
An explanation of the period-to-period change in general and administration expense is as follows:
Labor and related benefit costs in fiscal year 2015 increased $3.7 million from the prior year as a result of the following:

•	higher wages and salaries;

•	higher incentive compensation costs; and

•	higher equity compensation costs.
Other general and administration expenses in fiscal year 2015 increased $1.2 million from the prior year as a result of the following:

•	higher property taxes;

•	higher insurance costs; and

•	higher costs associated with service agreements.
Professional fees in fiscal year 2015 increased $1.1 million from the prior year as a result of the following:

•	higher consulting and legal fees resulting from our responses to the proxy contest; partially offset by

•	lower accounting and audit fees associated with timing changes based on our change in fiscal year-end to December 31st.
Transition Period 2014 Compared to Unaudited Eight Month Period 2014
An explanation of the period-to-period change in general and administration expense is as follows:
Labor and related benefit costs in transition period 2014 increased $3.8 million from the prior period as a result of the following:

•	additional labor costs associated with growth in our Customer Solutions business;

•	increased overall healthcare costs; and

•	increased incentive compensation costs.

Professional fees in transition period 2014 increased $0.9 million from the prior period as a result of the following:

•	accounting and auditing services associated with the change in fiscal year-end;

•	higher legal costs associated with third-party legal advice, including a legal settlement with the New York Attorney General; and

•
a loss accrued for a legal settlement with the Massachusetts Department of Environmental Protection ("MADEP") alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. While we neither admitted nor denied the allegations in the Draft Order, a final Administrative Consent Order with Penalty and Notice of Noncompliance was executed on March 20, 2015, and we agreed to pay a civil administrative penalty in a total amount of approximately $0.2 million. MADEP agreed that approximately $0.1 million of that amount could be paid as a Supplemental Environmental Project (“SEP”) for work being done by the Massachusetts Audubon Society at the Broad Meadow Brook Conservation Center & Wildlife Sanctuary in Worcester, Massachusetts. This SEP has been paid in full.

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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Twelve Months Ended December 31,						Eight Months Ended December 31,
	2016		2015		2014		2014		2013
					Unaudited				Unaudited
Depreciation expense	$33.2	5.9%	$33.2	6.1%	$32.8	6.2%	$21.6	5.9%	$21.8	6.4%
Landfill amortization expense	26.5	4.7%	27.0	4.9%	25.4	4.8%	17.9	4.9%	17.2	5.1%
Other amortization expense	2.2	0.3%	2.5	0.5%	3.0	0.6%	2.0	0.5%	1.6	0.4%
	$61.9	10.9%	$62.7	11.5%	$61.2	11.6%	$41.5	11.3%	$40.6	11.9%
Fiscal Year 2016 Compared to Fiscal Year 2015
The period-to-period change in depreciation and amortization expense is primarily related to the following:
Landfill amortization expense in fiscal year 2016 decreased from the prior year as a result of the following:

•
the landfill volume mix at our landfills (with lower volumes at Southbridge Landfill, where we have diverted certain lower priced tons, and at certain landfills in our Western region, including our Subtitle D landfill located in Mount Jewett, Pennsylvania ("McKean Landfill") where we have been impacted by lower drill cutting volumes); partially offset by

•	an increase in our overall average amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills.
Fiscal Year 2015 Compared to Unaudited Calendar Year 2014
The period-to-period change in depreciation and amortization expense is primarily related to the following:
Depreciation expense in fiscal year 2015 increased from the prior year as a result of the following:

•
changes in our depreciable asset base as a result of the timing of various capital expenditures, including fleet upgrades and repairs and container purchases, made late in calendar year 2014; partially offset by

•	the impact of various divestiture transactions and asset sales; and

•	the impairment of the asset group of CARES.

Landfill amortization expense in fiscal year 2015 increased from the prior year as a result of the following:

•	an increase in landfill volumes at our Eastern region landfills and at certain of our landfills within our Western region; and

•	an amortization rate adjustment as a result of changes in cost estimates and other assumptions associated with the annual year-end review of our landfills.
Transition Period 2014 Compared to Unaudited Eight Month Period 2014
The period-to-period change in depreciation and amortization expense is primarily related to the following:
Landfill amortization expense in transition period 2014 increased from the prior year as a result of the following:

•	an increase in landfill volumes at Southbridge Landfill in our Eastern region and at certain of our landfills within our Western region; and

•	an increase in estimated final capping and closure costs at our Worcester, Massachusetts landfill (“Worcester Landfill”).
Other amortization expense fluctuations period-to-period are the result of the following:

•
increased amortization expense associated with intangible assets being acquired through various business acquisitions including those discussed under Acquisitions and Divestitures in this Item 7 of this Annual Report on Form 10-K; and

•	decreased amortization expense associated with the timing of certain intangible assets being fully amortized.
Environmental Remediation Charge
We recorded an environmental remediation charge of $0.9 million in fiscal year 2016 due to changes in cost estimates associated with the Potsdam environmental remediation liability. See Item 3, “Legal Proceedings” and Note 10, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
We recorded an environmental remediation charge of $1.0 million that impacted transition period 2014 and calendar year 2014, which was recognized for remediation performed at Southbridge Landfill in our Eastern region. We had previously recorded an environmental remediation charge of $0.4 million that impacted eight month period 2013 and fiscal year 2014 associated with remediation activities at this site.
Contract Settlement Charge
In fiscal year 2015, we recorded a contract settlement charge of $1.9 million associated with the Expera Old Town, LLC v. Casella Waste Systems, Inc. legal matter. See Item 3, “Legal Proceedings” and Note 10, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
Divestiture Transactions
See Acquisitions and Divestitures in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16, Divestiture Transactions in this Annual Report on Form 10-K for disclosure over divestiture transactions.
Development Project Charge
We recorded a charge of $1.4 million that impacted fiscal year 2014 and calendar year 2014, which was recognized for the write-off of deferred costs associated with a gas pipeline development project no longer deemed viable.
Severance and Reorganization Costs
We recorded charges of $0.4 million in calendar year 2014, $0.2 million in eight month period 2013 and $0.6 million in fiscal year 2014, which were recognized for severance costs associated with various planned reorganization efforts including the divestiture of Maine Energy.
Gain on Settlement of Acquisition Related Contingent Consideration
In fiscal year 2014, we recovered a portion of the purchase price holdback amount we had previously paid and were relieved of any potential contingent consideration obligation associated with the acquisition of an industrial service management business earlier in fiscal year 2014. As a result, we recorded a $1.1 million gain on settlement of acquisition related contingent consideration in calendar year 2014 and fiscal year 2014.
Other expenses

Interest Expense, net
Our interest expense, net decreased $(1.4) million in fiscal year 2016 from the prior year due to lower average debt balances and changes to our capitalization structure, partially offset by the payment of interest on both the 7.75% senior subordinated notes due February 2019 ("2019 Notes") and our $350.0 million aggregate principal amount term loan B ("Term Loan B Facility") during the thirty-day redemption period. Specifically, in order to reduce costs and our exposure to financing and interest rate risk, we completed the following transactions:

•
we completed the refinancing of our senior secured asset-based revolving credit and letter of credit facility ("ABL Facility") with our credit facility, which consists of a Term Loan B Facility and a $160.0 revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan B Facility, the "Credit Facility") and repaid in full our ABL Facility;

•	we repurchased or redeemed, as applicable, $385.0 million of our most expensive debt, the 2019 Notes, between September 2015 and October 2016;

•	we completed the issuance of $15.0 million of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) in June 2016;

•	we completed the issuance of $15.0 million of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) in August 2015; and

•
we completed the refinancing of our senior revolving credit and letter of credit facility that was due March 2016 ("Refinanced Revolving Credit Facility") with the ABL Facility and the issuance of an additional $60.0 million of 2019 Notes, in February 2015.

Our interest expense, net increased $2.0 million in fiscal year 2015 from the prior year due to higher average debt balances combined with changes to our capitalization structure. Specifically, in order to reduce costs and our exposure to financing and interest rate risk, we completed the following transactions:

•	we completed the issuance of FAME Bonds 2015 in August 2015;

•	we completed the issuance of $25.0 million of Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”) in December 2014;

•	we completed the issuance of an additional $60.0 million of 2019 Notes and the refinancing of our Refinanced Revolving Credit Facility; and

•	we repurchased and permanently retired $14.7 million aggregate principal amount of the 2019 Notes between September 2015 and December 2015.
Our interest expense, net increased $0.2 million in transition period 2014 from the prior period due to higher average debt balances, partially offset by interest savings associated with a reduction to our outstanding letters of credit.
Loss from Equity Method Investments and Gain on Sale of Equity Method Investment
In December 2013, we sold our 50% membership interest in GreenFiber and purchased the remaining 50% membership interest of Tompkins County Recycling LLC (“Tompkins”), both of which were previously accounted for using the equity method of accounting.
As a result of the sale of our 50% membership interest in GreenFiber, we recorded a gain on sale of equity method investment of $0.8 million in eight month period 2013. In January 2014, we recorded a $(0.2) million working capital adjustment to the purchase price that was finalized upon closing of the transaction.
We no longer account for our investment in Tompkins using the equity method of accounting and began including the accounts of Tompkins in our consolidated financial statements.
Prior to these transactions, we recorded income from equity method investments of $0.1 million in calendar year 2014 and losses from our equity method investments of $1.0 million and $0.9 million in eight month period 2013 and fiscal year 2014, respectively.
Impairment of Investments

As of December 31, 2016, we owned 5.4% of the outstanding common stock of Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In both fiscal year 2015 and transition period 2014, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we performed a valuation analysis in fiscal year 2015, and had a valuation analysis performed by a third-party valuation specialist in transition period 2014, both of which used an income approach based on discounted cash flows to determine an equity value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on these analyses, it was determined in each case that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded other-than-temporary investment impairment charges of $1.1 million in fiscal year 2015 and $2.3 million in both transition period 2014 and calendar year 2014.
As of December 31, 2016, we owned 9.8% of the outstanding equity value of GreenerU, Inc. (“GreenerU”), a services company focused on providing energy efficiency, sustainability and renewable energy solutions to colleges and universities. In fiscal year 2015, it was determined based on the operating performance and recent indications of third-party interest in GreenerU that our cost method investment in GreenerU was potentially impaired. A valuation analysis was performed by a third-party valuation specialist using a market approach based on an option pricing methodology to determine an equity value and fair market value per share for GreenerU. Based on this analysis, it was determined that the fair value of our cost method investment in GreenerU was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $0.7 million in fiscal year 2015.
As of December 31, 2016, we owned 17.0% and 16.2% of the outstanding common stock of AGreen Energy LLC (“AGreen”) and BGreen Energy LLC (“BGreen”), respectively. In fiscal year 2015, AGreen and BGreen, both of which we account for as cost method investments, entered into agreements that resulted in the contribution and sale of certain assets and liabilities of AGreen and BGreen to a limited liability company in exchange for partial ownership interests in a parent of that limited liability company. As a result of the transactions, we performed an analysis to determine whether an other-than-temporary impairment in the carrying value of our cost method investments had occurred. Based on the analysis performed, which measured the fair value of our cost method investments using an in-exchange valuation premise under the market approach that utilized the estimated purchase consideration received, we recorded an investment impairment charge of $0.3 million in fiscal year 2015.
Loss on Derivative Instruments
In the fiscal year ended April 30, 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes. The total notional amount of these agreements was $150.0 million and required us to receive interest based on changes in LIBOR and pay interest at a rate of approximately 1.40%. During the fiscal year ended April 20, 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815-30 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. As a result, we recognize the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. We recorded a loss (gain) on derivative instruments of $0.2 million in fiscal year 2015, $0.6 million in calendar year 2014, $0.2 million in transition period 2014, $(0.1) million in eight month period 2013 and $0.3 million in fiscal year 2014, respectively. As of December 31, 2016, both forward starting interest rate derivative agreements had matured.
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $13.7 million and $1.0 million in fiscal year 2016 and fiscal year 2015, respectively, associated with the following:

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from the Refinanced Revolving Credit Facility to the ABL Facility in fiscal year 2015.

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from the ABL Facility to the Credit Facility in fiscal year 2016; and

•
the repurchase price and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of our 2019 Notes in fiscal year 2016 and 2015.

Provision for Income Taxes
Our provision for income taxes from continuing operations for fiscal year 2016 decreased $(0.9) million to $0.5 million from $1.4 million in fiscal year 2015. The provision for income taxes for fiscal year 2015 increased $0.1 million to $1.4 million from $1.3 million in calendar year 2014 and decreased $(0.5) million to $0.7 million in transition period 2014 from $1.2 million in eight month period 2013. The provisions for income taxes for fiscal year 2016, fiscal year 2015 and calendar year 2014 include deferred tax provisions of $0.6 million, $0.8 million and $1.2 million, respectively, and transition period 2014 and eight month period 2013 include deferred tax provisions of $0.6 million and $1.0 million, respectively. The change in the provisions for income taxes and the total deferred tax provisions in these periods are primarily related to the deferred tax liability for indefinite lived assets. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, this amount cannot be used as a future source of taxable income against which to benefit deferred tax assets.
In connection with New York State’s (“State”) audit of our tax returns for fiscal years ended April 30, 2011 through April 30, 2013, the State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. During the quarter ended March 31, 2015, as a result of discussions with the State, we decided to settle the audit for an amount less than 8.0% of the total cumulative alleged liability in order to minimize the out-of-pocket costs and potential litigation. As a result of these discussions, we recorded a $0.2 million gross increase in uncertain tax positions in the quarter ended March 31, 2015 related to the settlement with the State. This settlement was finalized in August 2015 for $0.2 million. As a result of these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, during the quarter ended March 31, 2015 we recorded an increase in the reserve for uncertain tax positions of $0.4 million, which was reduced by $0.2 million due to settlement with the State of New York on this same matter during the quarter ended September 30, 2015. During fiscal year 2016, we recorded a decrease in the reserve for uncertain tax positions of $0.4 million due to the expiration of the statute of limitations on other positions.
Discontinued Operations
Income from discontinued operations of $0.3 million in eight month period 2013 and fiscal year 2014, respectively, represent the results of operations of BioFuels related to the business disposition. We had initiated a plan to dispose of BioFuels in the fiscal year ended April 30,2013 and agreed to sell the BioFuels assets for undiscounted purchase consideration of $2.0 million in fiscal year 2014. The related note receivable was paid in full by ReEnergy in transition period 2014. We recognized a $0.4 million loss on disposal of discontinued operations in fiscal year 2014 associated with the disposition.
Segment Reporting
A summary of revenues by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change	Twelve Months Ended December 31,		$ Change	Eight Months Ended December 31,		$ Change
	2016	2015		2015	2014		2014	2013
					Unaudited			Unaudited
Eastern	$176.5	$167.5	$9.0	$167.5	$152.5	$15.0	$108.4	$103.3	5.1
Western	233.2	232.0	1.2	232.0	224.3	7.7	156.9	149.5	7.4
Recycling	52.9	46.3	6.6	46.3	48.3	(2.0)	33.8	29.3	4.5
Other	102.4	100.7	1.7	100.7	100.8	(0.1)	69.3	58.0	11.3
Total	$565.0	$546.5	$18.5	$546.5	$525.9	$20.6	$368.4	$340.1	28.3

Eastern Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2016 vs Fiscal Year 2015		Period-to-Period Change for Fiscal Year 2015 vs Calendar Year 2014		Period-to-Period Change for Transition Period 2014 vs Eight Month Period 2013
	Amount	% of Growth	Amount	% of Growth	Amount	% of Growth
Price	$5.9	3.5%	$4.2	2.7%	$0.8	0.8%
Volume	3.3	2.0%	10.7	7.0%	5.8	5.6%
Fuel oil and recovery fee	(0.1)	—%	(0.2)	(0.1)%	—	—%
Commodity price & volume	(0.1)	(0.1)%	0.1	0.1%	(0.1)	(0.1)%
Acquisitions & divestitures	—	—%	0.9	0.6%	2.9	2.8%
Closed landfill	—	—%	(0.7)	(0.5)%	(4.3)	(4.2)%
Solid waste revenues	$9.0	5.4%	$15.0	9.8%	$5.1	4.9%
Price.
The price change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$4.0 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$1.9 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•	$3.1 million from favorable collection pricing; and

•	$1.1 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in transition period 2014 solid waste revenues growth from the prior period is a result of the following:

•	$0.8 million from favorable collection pricing.
Volume.
The volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$4.2 million million from higher collection volumes; and

•	$(0.9) million from lower disposal volumes (of which $(1.1) million relates to lower landfill volumes and $0.2 million relates to higher transfer station volumes).
The volume change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•	$6.7 million from higher disposal volumes (of which $3.4 million relates to higher landfill volumes and $3.3 million relates to higher transfer station volumes);

•	$3.7 million million from higher collection volumes; and

•	$0.3 million from higher processing volumes.
The volume change component in transition period 2014 solid waste revenues growth from the prior period is a result of the following:

•	$2.5 million from higher collection volumes;

•	$3.1 million from higher disposal volumes (which includes a mix shift in volumes from landfills to transfer stations); and

•	$0.2 million from higher processing volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2015 solid waste revenues growth from the prior year is the result of increased revenues from the acquisition of a solid waste hauling operation in October 2014.

The acquisitions and divestitures change component in transition period 2014 solid waste revenues growth is the result of the acquisition of two solid waste hauling operations, one in September 2013 and another in October 2014, and a transfer station in November 2013.
Closed landfill.
The closed landfill change component in fiscal year 2015 and transition period 2014 solid waste revenues growth from previous periods is the result of our Worcester Landfill, which ceased operations in April 2014 in accordance with its permit.
Western Region

	Period-to-Period Change for Fiscal Year 2016 vs Fiscal Year 2015		Period-to-Period Change for Fiscal Year 2015 vs Calendar Year 2014		Period-to-Period Change for Transition Period 2014 vs Eight Month Period 2013
	Amount	% of Growth	Amount	% of Growth	Amount	% of Growth
Price	$8.0	3.5%	$6.2	2.8%	$1.8	1.2%
Volume	(7.6)	(3.3)%	6.1	2.7%	5.4	3.6%
Fuel oil and recovery fee	—	—%	(0.6)	(0.3)%	—	—%
Commodity price & volume	(0.4)	(0.2)%	(3.5)	(1.6)%	(0.6)	(0.4)%
Acquisitions & divestitures	1.2	0.5%	(0.5)	(0.2)%	0.8	0.5%
Solid waste revenues	$1.2	0.5%	$7.7	3.4%	$7.4	4.9%
Price.
The price change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$6.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$1.1 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•	$5.8 million from favorable collection pricing, including a floating sustainability recycling adjustment fee; and

•	$0.4 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in transition period 2014 solid waste revenues growth from the prior period is a result of the following:

•	$1.7 million from favorable collection pricing.
Volume.
The volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•
$(4.3) million from lower disposal volumes (of which $(1.7) million relates to lower landfill volumes, including lower drill cutting volumes, $(3.2) million relates to lower transportation volumes associated with lower drill cutting volumes, and $0.6 million relates to higher transfer station volumes); and

•	$(3.1) million from lower collection volumes.
The volume change component in fiscal year 2015 solid waste revenues growth from the prior year is a result of the following:

•
$10.7 million from higher disposal volumes (of which $5.0 million relates to higher landfill volumes, $4.9 million relates to higher transportation volumes and $0.8 million relates to higher transfer station volumes associated with two new transfer station contracts); partially offset by

•	$(2.3) million from lower collection volumes; and

•	$(2.3) million from lower processing volumes.
The volume change component in transition period 2014 solid waste revenues growth from the previous period is a result of the following:

•
$7.0 million from higher disposal volumes (of which $4.4 million relates to higher landfill volumes, $2.2 million relates to higher transfer station volumes associated with two new transfer station contracts, and $0.4 million relates to higher transportation volumes); partially offset by

•	$(1.3) million from lower collection volumes; and

•	$(0.3) million from lower processing volumes.
Fuel and oil recovery fee.
The fuel and oil recovery fee change component in fiscal year 2015 total solid waste revenues growth from the prior year is the result of lower revenues generated by our fuel and oil recovery fee program in response to lower diesel fuel index prices on which the surcharge is based.
Commodity price and volume.
The commodity price and volume change component in fiscal year 2016 solid waste revenues growth from the prior year is the result of unfavorable energy pricing within our landfill gas-to-energy operations, partially offset by higher volumes within our landfill gas-to-energy and processing operations and favorable commodity pricing within our processing operations.
The commodity price and volume change component in fiscal year 2015 solid waste revenues growth from the prior year is the result of unfavorable energy pricing within our landfill gas-to-energy operations, unfavorable commodity pricing, and lower landfill gas-to-energy and processing commodity volumes.
The commodity price and volume change component in transition period 2014 solid waste revenues growth from the prior period is primarily the result of lower power generation and processing commodity volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2016 solid waste revenues growth from the prior year is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016, partially offset by the divestiture of a business in fiscal year 2015.
The acquisitions and divestitures change component in fiscal year 2015 solid waste revenues growth from the prior year is the result of increased revenues from the acquisition of a solid waste hauling operation in September 2014, partially offset by decreased revenues associated primarily with an asset exchange in December 2014 and the divestiture of a business in May 2015.
The acquisitions and divestitures change component in transition period 2014 solid waste revenues growth from the prior period is the result of various solid waste hauling operation acquisitions completed between August 2013 and September 2014.
A summary of operating income (loss) by operating segments (in millions) follows:

	December 31,		$ Change	December 31,		$ Change	Eight Months Ended December 31,		$ Change
	2016	2015		2015	2014		2014	2013
					Unaudited			Unaudited
Eastern	$9.7	$7.4	$2.3	$7.4	$(1.6)	$9.0	$3.4	$3.9	$(0.5)
Western	30.6	26.0	4.6	26.0	15.0	11.0	18.8	17.2	1.6
Recycling	2.5	(2.4)	4.9	(2.4)	(1.7)	(0.7)	(0.2)	(1.0)	0.8
Other	2.1	0.9	1.2	0.9	0.4	0.5	0.1	1.8	(1.7)
Total	$44.9	$31.9	$13.0	$31.9	$12.1	$19.8	$22.1	$21.9	$0.2
Eastern Region
Fiscal Year 2016 Compared to Fiscal Year 2015
Eastern region operating income increased $2.3 million in fiscal year 2016 from the prior year including the following items:

•	the $1.1 million impact of the Maine Energy divestiture reserve reversal in fiscal year 2015; and

•	the $(1.9) million contract settlement charge associated with the Expera Old Town, LLC v. Casella Waste Systems, Inc. legal matter in fiscal year 2015.
Our operating performance in fiscal year 2016 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations increased $7.1 million in fiscal year 2016 from the prior year as a result of the following:

•	higher third-party disposal costs associated with higher collection and, to a lesser extent, higher disposal volumes from organic customer growth;

•	higher labor and related benefit costs on higher collection volumes;

•
higher direct operational costs (including gas control and other landfill operating costs, higher equipment rental costs, and higher accretion expense related to final capping, closure and post-closure obligations); and

•	higher facility maintenance and repair costs; partially offset by

•	lower diesel fuel costs on lower prices;

•	lower depletion of landfill operating lease obligations due to a lower per ton rate and lower volumes at our Southbridge Landfill; and

•	lower host royalty fees at our Southbridge Landfill.
General and administration: General and administration expense increased $1.5 million in fiscal year 2016 from the prior year as a result of higher shared overhead costs due primarily to an increase in accrued incentive compensation based on improved performance.
Depreciation and amortization: Depreciation and amortization expense increased $1.1 million in fiscal year 2016 from the prior year as the result of an increase in the average landfill amortization rates in the Eastern region (including Southbridge Landfill), and the change in landfill volume mix (with lower volumes at Southbridge Landfill, where we have diverted certain lower priced tons).
Fiscal Year 2015 Compared to Unaudited Calendar Year 2014
Eastern region operating income increased $9.0 million in fiscal year 2015 from the prior year including the following items:

•	the $1.1 million impact of the Maine Energy divestiture reserve reversal in fiscal year 2015;

•	the $(1.9) million contract settlement charge associated with the Expera Old Town, LLC v. Casella Waste Systems, Inc. legal matter in fiscal year 2015;

•	the $(1.0) million environmental remediation charge associated with the environmental remediation at our Southbridge Landfill in calendar year 2014;

•	severance costs associated with various planned reorganization efforts in calendar year 2014; and

•	the $(1.4) million write off of deferred costs associated with a gas pipeline development project no longer deemed to be viable in calendar year 2014.
Our operating performance in fiscal year 2015 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations increased by $1.8 million in fiscal year 2015 from the prior year as a result of the following:

•	additional labor costs due to higher collection and transfer station volumes associated with new municipal contracts and organic customer growth: and

•	higher operating costs at our Southbridge Landfill; and

•	higher facility and fleet maintenance costs; partially offset by

•	lower diesel fuel prices;

•	lower gas treatment costs at Juniper Ridge Landfill;

•	lower operating costs associated with our Worcester Landfill closing; and

•	the expiration of an out-of-market put-or-pay waste disposal contract.
General and administration: General and administration expenses increased by $4.2 million in fiscal year 2015 from the prior year primarily due to higher shared overhead costs and an increase in incentive compensation.
Depreciation and amortization: Depreciation and amortization expense increased by $1.0 million in fiscal year 2015 from the prior year as a result of an increase in overall landfill volumes and an amortization rate adjustment at our North Country Environmental Services landfill as a result of updating cost estimates and other assumptions associated with the annual year-end review of our landfills.
Transition Period 2014 Compared to Unaudited Eight Month Period 2013
Eastern region operating income decreased $0.5 million during transition period 2014 from the prior period including the following items:

•
the $(1.0) million environmental remediation charge recorded in transition period 2014 and the $(0.4) million environmental remediation charge recorded in eight month period 2013 associated with the environmental remediation at the Southbridge Landfill.

Our operating performance in transition period 2014 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations increased by $9.5 million in transition period 2014 from the prior period, resulting in margin erosion as costs increased at a greater rate than revenues, as a result of the following:

•	an increase in third-party direct costs associated with higher collection and disposal volumes from new municipal contracts, organic customer growth and the acquisition of a transfer station; and

•
an increase in other operational costs, including labor (which is driven by higher collection and transfer volumes), healthcare, depletion of landfill operating lease obligations at the Southbridge Landfill, and maintenance costs associated with hauling operations and certain of our landfills; partially offset by

•	a decrease in fleet and landfill equipment rentals;

•	a decrease in host community fees and royalties;

•	lower accretion expense related to accrued final capping, closure and post-closure costs associated with our Worcester Landfill; and

•	lower leachate treatment costs.
General and administration: General and administration expenses increased $0.9 million in transition period 2014 from the prior period as a result of the following:

•	an increase in bad debt expense in transition period 2014 associated with increased customer growth and bad debt recoveries in eight month period 2013;

•	an increase in incentive compensation costs; and

•
a loss accrued for a potential legal settlement with MADEP alleging that a subsidiary, NEWS of Worcester, LLC, had completed substantive closure of a portion of the Greenwood Street Landfill in Worcester, Massachusetts in 2010, at an elevation exceeding the applicable permit condition. While we neither admitted nor denied the allegations in the Draft Order, the Final Order was executed on March 20, 2015, and we agreed to pay a civil administrative penalty in a total amount of approximately $0.2 million. MADEP agreed that approximately $0.1 million of that amount could be paid as a SEP for work being done by the Massachusetts Audubon Society at the Broad Meadow Brook Conservation Center & Wildlife Sanctuary in Worcester, Massachusetts. This SEP has been paid in full.

Depreciation and amortization: Depreciation and amortization costs remained flat primarily due to lower landfill amortization associated with our Worcester landfill, which no longer accepted waste in transition period 2014, offset by an increase in other amortization associated with acquired intangible assets.
Western Region
Fiscal Year 2016 Compared to Fiscal Year 2015
Western region operating income increased $4.6 million in fiscal year 2016 from the prior year including the following items:

•	the $(0.9) million impact of the Potsdam environmental remediation liability charge in fiscal year 2016;

•	the $0.6 million impact associated with a gain on the divestiture of a business in fiscal year 2015, which included the sale of certain assets associated with various waste collection routes; and

•
the $3.8 million impact of the gain associated with the disposal of certain assets of the CARES water treatment facility in fiscal year 2015 and certain of our equipment and real estate in a related transaction.

Our operating performance in fiscal year 2016 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations decreased $(7.6) million in fiscal year 2016 from the prior year as a result of the following:

•	lower third-party hauling and transportation costs associated with lower collection and transportation volumes;

•	lower healthcare costs related to plan improvements and lower overall claim activity;

•	lower labor and related benefit costs on lower volumes;

•	lower fleet maintenance costs; and

•	lower diesel fuel costs on lower prices and volumes; partially offset by

•	higher direct operational costs (including higher equipment rental costs, higher host royalty fees, higher landfill operating lease amortization and lower leachate disposal costs);

•	higher workers compensation costs; and

•	higher facility maintenance costs.
General and administration: General and administration expense increased $0.7 million in fiscal year 2016 from the prior year as a result of the following:

•	an increase in accrued incentive compensation based on improved performance; and

•	higher shared overhead costs due primarily to an increase in accrued incentive compensation; partially offset by

•	lower healthcare costs related to plan improvements and lower overall claim activity; and

•	lower bad debt expense associated with an increase in the reserve in prior year for certain landfill customers.
Depreciation and amortization: Depreciation and amortization expense decreased $(2.0) million in fiscal year 2016 from the prior year as a result of changes to certain or our landfill amortization rates from prior year and the distribution of landfill tonnage placement across various landfills.
Fiscal Year 2015 Compared to Unaudited Calendar Year 2014
Western region operating income increased $11.0 million in fiscal year 2015 from the prior year. This improvement is primarily attributable to revenue growth outlined above and the following cost changes:
Cost of operations: Cost of operations increased by $2.0 million in fiscal year 2015 from the prior year as a result of the following:

•	higher disposal volumes associated with organic customer growth, two new transfer station contracts and the acquisition of a solid waste hauling operation;

•	higher equipment rental costs;

•	higher third-party landfill disposal costs;

•	higher operating and leachate disposal costs at certain landfills; and

•	higher fleet maintenance costs; partially offset by

•	lower diesel fuel prices;

•
lower depletion of landfill operating lease obligations at our Ontario County landfill due to a decrease in tons and a favorable rate impact associated with the annual year-end review of our landfill assumptions;

•	lower purchased material costs; and

•	lower benefit costs.
General and administration: General and administration expenses increased by $3.0 million in fiscal year 2015 from the prior year as a result of higher shared overhead costs, higher bad debt expense associated with an increase in the reserve for certain landfill customers and higher personnel costs.
Depreciation and amortization: Depreciation and amortization expenses increased $0.1 million in fiscal year 2015 from the prior year as a result of higher amortization expense associated with an increase in overall landfill tons and changes to certain of our landfill amortization rates as a part of the annual year-end review of our landfills, mostly offset by a decrease in depreciation expense associated with a lower depreciable asset base.
Transition Period 2014 Compared to Unaudited Eight Month Period 2013
Western region operating income increased $1.6 million in transition period 2014 from the prior period. The change in operating income is primarily attributable to the solid waste revenues growth discussed above and the following cost changes:
Cost of operations: Cost of operations increased by $6.0 million in transition period 2014 from the prior period as a result of the following:

•
an increase in third-party direct costs associated with higher hauling costs driven by transfer station volume growth (including the addition of new operating contracts for municipality-owned transfer stations) and landfill volume growth; partially offset by lower disposal costs driven by the winding down of business at CARES and lower collection volumes;

•	an increase in other operational costs, including healthcare, depletion of landfill operating lease obligations (due to increased landfill volumes), host community fees and royalties fees; and

•	higher maintenance costs associated with our fleet, hauling facilities and landfill facilities; partially offset by

•	decreased fuel costs associated with lower diesel fuel prices in the marketplace.
General and administration: General and administration costs remained flat with the prior period due to a higher than normal bad debt expense in eight month period 2013 due to collectability issues associated with two disposal customers being offset by higher healthcare costs and increased incentive compensation costs.
Depreciation and amortization: Depreciation and amortization costs increased $0.7 million from the prior period primarily due to an increase in landfill amortization associated with higher landfill volumes at certain landfills.
 Recycling
Recycling operating income increased by $4.9 million in fiscal year 2016 from the prior year. Our operating performance in fiscal year 2016 improved due to the revenue changes outlined above and the following cost changes:

•	higher disposal costs associated with increased volumes;

•	higher maintenance costs; and

•	higher shared overhead costs due primarily to an increase in accrued incentive compensation based on improved performance; partially offset by

•	lower purchased material costs.
Recycling operating income decreased by $(0.7) million in fiscal year 2015 from the prior year. Our operating performance in fiscal year 2015 declined due to the revenue changes outlined above and the following cost changes:

•	unfavorable commodity prices;

•	higher hauling and labor costs;

•	increased facility maintenance activities; and

•	higher shared overhead costs; partially offset by

•	higher processing fees charged to third-party and intercompany customers.
Recycling operating income decreased by $(0.8) million in transition period 2014 from the prior year. Our operating performance in transition period 2014 declined due to the revenue changes outlined above and improved operating efficiencies, partially eroded by the following cost changes:

•	higher commodity purchased material costs;

•	higher labor and healthcare costs; and

•	increased facility maintenance activities.
Other
Operating income increased $1.2 million in fiscal year 2016 from the prior year. Our operating performance in fiscal year 2016 improved based on the improved performance of both our Organics and Customer Solutions businesses, partially offset by an increase in accrued incentive compensation based on improved performance, higher hauling and transportation costs associated with volume increases in our Organics business, and higher hauling, transportation and disposal costs associated with volume increases in our Customer Solutions business.
Other operating income increased by $0.5 million in fiscal year 2015 from the prior year. Our operating performance in fiscal year 2015 improved based on the operating performance of our Customer Solutions business as profitability improved as we continued to gain leverage on higher revenues and lower general and administration costs.

Other operating income decreased by $(1.7) million in transition period 2014 from the prior period. Our operating performance in transition period 2014 declined as increased revenues were more than offset by increased third-party direct costs (including hauling and purchased material costs associated primarily with our Customer Solutions business and, to a lesser extent, hauling costs associated with our Organics business) and labor and related benefit costs associated with growth in our Customer Solutions business.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, landfill site and cell closure, as well as acquisitions. We generally meet our liquidity needs from operating cash flows and borrowings from a our Revolving Credit Facility.
A summary of cash and cash equivalents, restricted assets and long-term debt balances (in millions) follows:

	December 31,
	2016	2015
Cash and cash equivalents	$2.5	$2.3
Restricted assets:
Capital projects	$—	$1.4
Landfill closure	1.0	0.9
Total restricted assets	$1.0	$2.3
Long-term debt:
Current portion	$4.7	$1.4
Long-term portion	520.9	523.6
Total long-term debt	$525.6	$525.0
Summary of Cash Flow Activity
The following table summarizes our cash flows (in millions) for the periods indicated:

	Twelve Months Ended December 31,			Eight Months Ended December 31,
	2016	2015	2014	2014	2013
			Unaudited		Unaudited
Net cash provided by operating activities	$80.4	$70.5	$62.2	$38.3	$25.8
Net cash used in investing activities	$(63.0)	$(48.8)	$(71.8)	$(59.7)	$(45.8)
Net cash (used in) provided by financing activities	$(17.2)	$(21.6)	$7.2	$19.3	$21.1
Net cash provided by (used in) discontinued operations	$—	$—	$1.9	$1.8	$(0.1)
Cash Flow Activity – Comparison of Fiscal Year 2016, Fiscal Year 2015, and unaudited Calendar Year 2014
Cash flows from operating activities.
Cash flows from operating activities increased by $9.9 million and $8.3 million in fiscal years 2016 and 2015, respectively, when compared to the respective prior year.

The following is a summary of our operating cash flows (in millions) for fiscal year 2016, fiscal year 2015 and calendar year 2014:

	Twelve Months Ended December 31,
	2016	2015	2014
			Unaudited
Net loss	$(6.9)	$(11.8)	$(29.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61.9	62.7	61.2
Gain on sale of property and equipment	(0.6)	(0.1)	(0.5)
Depletion of landfill operating lease obligations	9.3	9.4	10.7
Interest accretion on landfill and environmental remediation liabilities	3.6	3.4	3.6
Stock-based compensation	3.4	3.1	2.4
Divestiture transactions	—	(5.5)	6.9
Development project charge	—	—	1.4
Gain on settlement of acquisition related contingent consideration	—	—	(1.1)
Amortization of debt issuance costs and discount on long-term debt	3.9	4.0	3.3
Loss on debt extinguishment	13.7	1.0	—
Loss on derivative instruments	—	0.2	0.6
Impairment of investments	—	2.1	2.3
Income from equity method investments	—	—	(0.1)
Loss on sale of equity method investment	—	—	0.2
Excess tax benefit on the vesting of share based awards	—	(0.2)	(0.1)
Deferred income taxes	0.6	0.8	1.2
	88.9	69.1	62.9
Changes in assets and liabilities, net	(8.5)	1.4	(0.7)
Net cash provided by operating activities	$80.4	$70.5	$62.2
A summary of the most significant items affecting the changes in our operating cash flows follows:
Improved operational performance in fiscal year 2016 as compared to fiscal year 2015 due to the following:

•	higher revenues of $18.5 million driven by our collection line-of-business, as well as our Organics and Recycling businesses; and

•	lower cost of operations of $(0.6) million driven by lower third-party direct costs, lower labor and related benefit costs, and lower fuel costs; partially offset by

•	higher general and administration expenses of $2.5 million driven primarily by higher accrued incentive compensation costs based on improved performance.
Improved operational performance in fiscal year 2015 as compared to calendar year 2014 due to the following:

•	higher revenues of $20.6 million driven by our disposal and collection lines-of-business; partially offset by

•	higher cost of operations of $5.4 million and general and administration expenses of $6.1 million, which decreased 1.1% as a percentage of revenues.
The unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in fiscal year 2016 as compared to fiscal year 2015 was the result of the following:

•
the unfavorable cash flow impact associated with accrued expenses and other liabilities related primarily to higher interest payments on the redemption of the 2019 Notes and related financing activities; and

•	the unfavorable cash flow impact associated with prepaid expenses, inventories and other assets; partially offset by

•	the favorable cash flow impacts associated with accounts receivable and accounts payable.

The favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in fiscal year 2015 as compared to calendar year 2014 was the result of the following:

•
the favorable cash flow impacts associated with prepaid expenses, inventories and other assets and accrued expenses and other liabilities due to lower final capping, closure and post-closure payments; partially offset by

•	the unfavorable cash flow impacts associated with accounts payable and accounts receivable.
Cash flows from investing activities.
Cash flows from investing activities decreased by $(14.2) million and increased by $23.0 million in fiscal year 2016 and 2015, respectively, when compared to the respective prior year.
A summary of the most significant items affecting the change in our investing cash flows for fiscal year 2016 from the prior year follows:
Capital expenditures. Capital expenditures were $4.2 million higher in fiscal year 2016 primarily due to increased spend on various landfill development projects.
Proceeds from divestiture transactions. We divested a business, certain assets of the CARES water treatment facility, and other equipment of ours as a result of the CARES transaction for cash consideration of $5.3 million in fiscal year 2015.
Acquisitions, net of cash acquired. We acquired three transfer stations in our Western region during fiscal year 2016 for total cash consideration of $2.8 million.
Payments on landfill operating lease contracts. Landfill operating lease contract payments increased $1.9 million due to higher payments at our Western region landfills based on the terms of the operating lease contracts.
A summary of the most significant items affecting the change in our investing cash flows for fiscal year 2015 from the prior year follows:
Capital expenditures. Capital expenditures were $(17.5) million lower in the fiscal year 2015 due to the timing of various landfill development projects, along with various calendar year 2014 capital expenditures associated with a new recycling facility contract, various transfer stations and the installation of a landfill gas treatment system at Juniper Ridge Landfill.
Proceeds from divestiture transactions. We divested a business, certain assets of the CARES water treatment facility, and other equipment of ours as a result of the CARES transaction for cash consideration of $5.3 million in fiscal year 2015.
Cash flows from financing activities.
Cash flows from financing activities increased $4.4 million and decreased $(28.8) million in fiscal year 2016 and 2015, respectively, when compared to the respective prior fiscal year.
A summary of the most significant items affecting the change in our financing cash flows for fiscal year 2016 from the prior year follows:
Debt activity. We had an increase in debt borrowings of $249.6 million, and an increase in debt payments of $237.2 million in fiscal year 2016 associated with the following:

•	we completed the refinancing of our ABL Facility with our Credit Facility in fiscal year 2016;

•	we repurchased or redeemed, as applicable, $385.0 million of our 2019 Notes, between September 2015 and October 2016;

•	we completed the issuance of $15.0 million of New York Bonds 2016 in fiscal year 2016;

•	we completed the issuance of $15.0 million of FAME Bonds 2015 in fiscal year 2015; and

•	we completed the refinancing of our Refinanced Revolving Credit Facility with the ABL Facility and the issuance of an additional $60.0 million of 2019 Notes in fiscal year 2015.
Change in restricted cash. The change in restricted cash was a result of the following:

•
in fiscal year 2015, we obtained $5.6 million of restricted cash associated with the issuance of $15.0 million aggregate principal amount of FAME Bonds 2015 and used $6.9 million of the restricted cash associated with the issuance of the FAME Bonds 2015 and the New York Bonds 2014 to pay down ABL Facility borrowings used to finance certain capital projects in the states of New York and Maine;

•
in fiscal year 2016, we used the remaining $1.3 million of restricted cash associated with the issuance of FAME Bonds 2015 to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of Maine; and

•
in fiscal year 2016, we obtained $3.0 million of restricted cash from the issuance of $15.0 million aggregate principal amount of New York Bonds 2016 and subsequently used these funds to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of New York.

Payments of debt issuance costs. We made $9.0 million of debt issuance cost payments in fiscal year 2015 related to the issuance of an additional $60.0 million of 2019 Notes and $15.0 million of FAME Bonds 2015, and the refinancing of our Refinanced Revolving Credit Facility with our ABL Facility, as compared to $8.1 million of debt issuance cost payments in fiscal year 2016 related to the refinancing of our ABL Facility with our Credit Facility and the issuance of New York Bonds 2016.
Payments of debt extinguishment costs. We made $7.2 million of debt extinguishment cost payments in fiscal year 2016 and $0.1 million in fiscal year 2015 related to the early redemption, repurchase and retirement, in fiscal year 2016, of our 2019 Notes.
Distribution to noncontrolling interest holder. We distributed $1.5 million in fiscal year 2015 to Altela, Inc. associated with the disposal of certain assets of CARES as a part of the dissolution of the business.
A summary of the most significant items affecting the change in our financing cash flows for fiscal year 2015 from the prior year follows:
Debt activity. We had an increase in debt borrowings of $167.0 million, and an increase in debt payments of $198.0 million in fiscal year 2015 from the prior year associated primarily with the following:

•	we completed the refinancing of our Refinanced Revolving Credit Facility with our ABL Facility, which included the issuance of an additional $60.0 million of 2019 Notes, in fiscal year 2015; and

•
we purchased for settlement $14.7 million aggregate principal amount of 2019 Notes resulting in the pay down of $15.8 million, net, of long-term debt in fiscal year 2015, whereas we increased our long-term debt by $15.3 million net in calendar year 2014.

Payments of financing costs. We had a $6.4 million increase in deferred financing cost payments in fiscal year 2015 related primarily to the issuance of an additional $60.0 million of 2019 Notes and $15.0 million of FAME Bonds 2015 and the refinancing of our Refinanced Revolving Credit Facility.
Distribution to noncontrolling interest holder. In fiscal year 2015, we distributed $1.5 million to Altela, Inc. representing its pro-rata share of the proceeds associated with the disposal of certain assets of CARES.
Change in restricted cash. The change in restricted cash was a result of the following:

•
we added $5.6 million of restricted assets associated with the issuance of the FAME Bonds 2015 that represent restricted cash reserved for repayment of costs incurred to fund certain capital projects in the State of Maine;

•	we used $10.0 million of the restricted cash associated with the issuance of the FAME Bonds 2015 to pay down ABL Facility borrowings used to finance certain capital projects in the State of Maine; and

•
we used $5.8 million of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds”) issued in calendar year 2014, to pay down ABL Facility borrowings used to finance certain capital projects in the State of New York.

Cash Flow Activity – Comparison of Transition Period 2014 to Unaudited Eight Month Period 2013
Cash flows from operating activities.
Cash flows from operating activities increased by $12.5 million in transition period 2014 when compared to eight month period 2013.

The following is a summary of our operating cash flows (in millions) for transition period 2014 and eight month period 2013:

	Eight Months Ended December 31,
	2014	2013
		Unaudited
Net loss	$(5.8)	$(4.1)
Adjustments to reconcile net loss to net cash provided by operating activities
Discontinued operations, net of tax	—	0.1
Gain on divestiture	(0.5)	—
Gain on sale of property and equipment	(0.2)	(0.5)
Depreciation and amortization	41.5	40.6
Depletion of landfill operating lease obligations	7.8	7.0
Interest accretion on landfill and environmental remediation liabilities	2.4	2.7
Amortization of debt issuance costs and long-term debt discounts	2.2	1.9
Impairment of investments	2.3	—
Loss from equity method investments	—	0.8
Gain on sale of equity method investment	—	(0.6)
Loss (gain) on derivative instruments	0.2	(0.1)
Stock-based compensation	1.6	1.7
Excess tax benefit on the vesting of share based awards	(0.1)	—
Deferred income taxes	0.6	1.0
	50.0	48.8
Changes in assets and liabilities, net	(13.7)	(24.7)
Net cash provided by operating activities	$38.3	$25.8
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in transition period 2014 as compared to the eight month period 2013 due to the following:

•	higher revenues of $28.3 million driven by our disposal and collection lines-of-businesses, as well as our Customer Solutions and Recycling businesses; partially offset by

•	higher cost of operations of $22.6 million and general and administration expenses of $4.9 million, which increased 1.2% as a percentage of revenues.
The favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in transition period 2014 as compared to the eight month period 2013was the result of the following:

•	the favorable cash flow impact associated with accounts payable based on the timing of payments; partially offset by

•
the unfavorable impact associated with the change in accrued expenses and other liabilities (associated primarily with the amount and timing of capping, closure and post closure payments and the timing of accrued interest payments) and the unfavorable impact associated with the change in prepaid expenses, inventories and other assets.

Cash interest payments decreased $(0.3) million from $18.7 million for eight month period 2013 to $18.4 million for transition period 2014 primarily due to the timing of payments associated with changes to our capitalization structure.
Cash flows from investing activities.
Cash flows from investing activities decreased by $(13.9) million for transition period 2014 when compared to eight month period 2013.
A summary of the most significant items affecting the change in our investing cash flows for transition period 2014 from the prior period follows:
Capital expenditures. Capital expenditures were $21.6 million higher primarily due to organic business growth (including increased spending on our fleet), the installation of a gas treatment system at Juniper Ridge Landfill, various landfill development costs, and other capital investments associated with certain new contracts and a new MRF in Lewiston, Maine.

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
Cash flows from financing activities.
Cash flows from financing activities decreased $(1.8) million during transition period 2014 when compared to eight month period 2013.
A summary of the most significant items affecting the change in our financing cash flows for transition period 2014 from the prior period follows:
Debt activity. We had both an increase in debt borrowings, $26.6 million (associated with the issuance of the New York Bonds and tax-exempt Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire ("New Hampshire Bonds"), along with higher capital expenditures), and debt payments, $20.6 million (associated with the pay down of our Refinance Revolving Credit Facility using the net proceeds from the issuance of New York Bonds and New Hampshire Bonds).
Change in restricted cash. We had $5.8 million in restricted cash associated with the issuance of the New York Bonds.
Payments of financing costs. We had a $2.2 million increase in deferred financing cost payments related to the issuance of the New York Bonds, the issuance of $11.0 million in aggregate principal amount of New Hampshire Bonds, and the refinancing of our Refinanced Revolving Credit Facility.
Cash flows from discontinued operations.
Cash flows from discontinued operations increased $1.9 million during transition period 2014 when compared to eight month period 2013 due to repayment in full of the remainder of the $2.0 million note receivable associated with the business disposition of BioFuels.
Outstanding Long-Term Debt
Credit Facility
In fiscal year 2016, we entered into a credit agreement ("Credit Agreement"), which consists of a $350.0 million aggregate principal amount Term Loan B Facility and a $160.0 million Revolving Credit Facility. The net proceeds from this transaction were used to repay in full our ABL Facility and to redeem all of our remaining outstanding 2019 Notes at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $100.0 million, subject to acceptance by the lenders and the terms and conditions set forth in the Credit Agreement.
The Term Loan B Facility has a 7-year term and will initially bear interest at a rate of LIBOR plus 3.00% per annum (with a 1.00% LIBOR floor), which will be reduced to a rate of LIBOR plus 2.75% upon us reaching a consolidated net leverage ratio of 3.75x or less. The Revolving Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 3.00% per annum, which can be adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2016, further advances were available under the Revolving Credit Facility in the amount of $72.1 million. The available amount is net of outstanding irrevocable letters of credit totaling $25.3 million, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2016, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended December 31, 2016	Covenant Requirements at December 31, 2016
Maximum consolidated net leverage ratio (1)	4.22	5.375
Minimum interest coverage ratio	3.75	2.50

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $525.0 million as of December 31, 2016, or $525.6 million of consolidated funded debt less $0.6 million of cash and cash equivalents in excess of $2.0 million as of December 31, 2016), divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2016. Consolidated funded debt, net unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliations of minimum consolidated EBITDA to net cash provided by operating activities is as follows (in millions):

Twelve Months Ended December 31, 2016
Net cash provided by operating activities	$80.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	9.4
Gain on sale of property and equipment	0.6
Environmental remediation charge	(0.9)
Loss on debt extinguishment	(13.7)
Stock based compensation, net of excess tax benefit	(3.4)
Interest expense, less discount on long-term debt	35.1
Provision for income taxes, net of deferred taxes	(0.1)
Adjustments as allowed by the Credit Agreement	17.1

Minimum consolidated EBITDA	$124.5
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of December 31, 2016, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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
Tax-Exempt Financings
New York Bonds
In transition period 2014, we completed a financing transaction involving the issuance of $25.0 million in aggregate principal amount of New York Bonds 2014. We borrowed the proceeds of the New York Bonds 2014 to repay borrowings under our Refinanced Revolving Credit Facility for qualifying property, plant and equipment assets purchased in the state of New York. In fiscal year 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15.0 million aggregate principal amount of New York Bonds 2016. We borrowed the proceeds of the offering of the New York Bonds 2016 to finance or refinance certain capital projects in the state of New York, and to pay certain costs of issuance of the New York Bonds 2016.

As of December 31, 2016, we had outstanding $40.0 aggregate principal amount of New York Bonds 2014 and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds
As of December 31, 2016, we had outstanding $21.4 million aggregate principal amount of senior unsecured Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 6.25% per annum through January 31, 2017, at which time they may be converted from a fixed to a variable rate. During the fixed interest rate period, the FAME Bonds 2005R-2 will not be supported by a letter of credit. Interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 mature on January 1, 2025.
As of December 31, 2016, we had outstanding $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 are variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 mature on January 1, 2025. We borrowed the proceeds of the FAME Bonds 2005R-1 and 2005R-2 to pay for certain costs relating to the following: landfill development and construction; the acquisition of vehicles, containers and related equipment for solid waste collection and transportation services; improvements to existing solid waste disposal, hauling, transfer station and other facilities; other infrastructure improvements; and the acquisition of machinery and equipment for solid waste disposal operations owned and operated by us, or a related party, all located in Maine.
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
As of December 31, 2016, we had outstanding $15.0 million aggregate principal amount of senior unsecured FAME Bonds 2015. The FAME Bonds 2015, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate. During the fixed interest rate period, the FAME Bonds 2015 will not be supported by a letter of credit. Interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035.
In February 2017, we completed the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 as one series of bonds known as $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”). The FAME Bonds 2005R-3, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum until they mature on January 1, 2025.
Vermont Bonds
As of December 31, 2016, we had outstanding $16.0 million aggregate principal amount of senior unsecured Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the Vermont Bonds will not be supported by a letter of credit. Interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.
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
As of December 31, 2016, we had outstanding $11.0 million aggregate principal amount of senior unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds will not be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
Shelf Registration
We have filed a universal shelf registration statement with the SEC pursuant to which we may from time to time issue securities in an amount of up to $190.0 million, after giving consideration to the $60.0 million aggregate principal amount of additional 2019 Notes we issued in February 2015 pursuant to this registration statement.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2016 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt and capital leases	$4,686	$9,040	$71,864	$439,993	$525,583
Interest obligations (1)	22,718	44,805	43,333	87,996	198,852
Non-cancellable operating leases (2)	18,269	31,498	21,580	53,186	124,533
Capping / closure / post-closure	657	1,294	12,549	124,253	138,753
Total contractual cash obligations (3)	$46,330	$86,637	$149,326	$705,428	$987,721

(1)	Based on long-term debt and capital lease balances as of December 31, 2016. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2016.

(2)	Includes obligations related to landfill operating lease contracts.

(3)	Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2017.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2016. For a description of our commitments and contingencies, see Note 8, Final Capping, Closure and Post-Closure Costs, Note 10, Commitments and Contingencies and Note 14, Income Taxes, of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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

Limitations on Ownership of Notes
Pursuant to the provisions of the Credit Agreement and the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, no lender under the Credit Agreement or beneficial holder of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly lend under the Credit Agreement or acquire FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such lender or person would hold 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such lender or person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the lenders under the Credit Agreement or beneficial holders of the FAME Bonds 2015, FAME Bonds 2005R-2, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of December 31, 2016, that dollar amount was $51.6 million.
Critical Accounting Estimates and Assumptions
Our consolidated financial statements have been prepared in accordance with GAAP and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations and cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Our significant accounting policies are more fully discussed in Note 3, Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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
Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for each of our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.
Final Capping, Closure and Post-Closure Costs
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

Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accountants, lawyers, managers and others, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended, as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.
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
For unpermitted airspace to be included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.
After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at each of our landfills by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future for each landfill. These rates per ton are updated annually, or more frequently, as significant facts change.
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
Goodwill and Other Intangibles
We annually assess goodwill for impairment at the end of our fiscal year or more frequently if events or circumstances indicate that impairment may exist. Historically, we had performed our annual goodwill impairment test using our fiscal year-end of April 30th as the measurement date. Effective with the change in our fiscal year-end from April 30th to December 31st, we voluntarily changed our goodwill impairment measurement date from April 30th to December 31st to coincide with the change in our fiscal year-end. The voluntary change in our goodwill impairment measurement date was applied prospectively beginning December 31, 2014 as it represents the modification of an existing principle based on new facts and circumstances.We may assess whether a goodwill impairment exists using either a qualitative or a quantitative assessment. If we perform a qualitative assessment, it involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment, or two-step impairment test, to determine whether goodwill impairment exists at the reporting unit.
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
To determine the fair value of each of our reporting units as a whole we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit. Significant judgments inherent in this analysis include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in our discounted cash flow analyses are based on financial forecasts developed internally by management. Our discount rate assumptions are based on an assessment of our risk adjusted discount rate, applicable for each reporting unit. In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization
If the fair value of goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.
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

We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2016. As of December 31, 2016, the Step 1 testing for goodwill impairment performed for our Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that in each case the fair value of our Eastern, Western, Recycling and Customer Solutions reporting units exceeded its carrying value by in excess of 74.6%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014. However, there can be no assurance that goodwill will not be impaired at any time in the future.
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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2016 under the workers’ compensation plan was $1.0 million per individual event. Our maximum exposure in fiscal year 2016 under the automobile plan was $1.2 million per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense-in general and administration expense over the employee’s requisite service period. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. Our equity awards granted generally consist of stock options, including market-based performance stock options, restricted stock awards, restricted stock units and performance stock units, including market-based performance stock units.
The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model. The fair value of restricted stock award, restricted stock unit and performance stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model.
See Note 11, Stockholders Deficit to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
Defined Benefit Pension Plan
We currently have one qualified multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund ("Pension Plan"), that we make contributions to. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. However, the benefits accruals of all current plan participants are frozen. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary.
See Note 13, Employee Benefit Plans to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
Interest Rate Volatility
We had interest rate risk relating to approximately $416.2 million of long-term debt at December 31, 2016. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at December 31, 2016. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $4.2 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.

Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. As of December 31, 2016, we were not party to any interest rate derivative agreements.
In January 2017, we entered into three interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these agreements is $60.0 million and requires us to receive interest based on changes in the 1-month LIBOR index with a 1.0% floor and pay interest at a weighted average rate of approximately 1.95%. Two of the agreements, with a total notional amount of $35.0 million, mature in February 2021, and the final agreement, with a total notional amount of $25.0 million, matures in February 2022.
We designated the three interest rate derivative agreements as effective cash flow hedges upon inception and, therefore, the change in fair value is recorded in our stockholders’ equity (deficit) as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
Commodity Price Volatility
Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to offtake recycling commodity risks; (2) in-bound MRF customers receiving a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton lower commodity price markets; (3) selling recycling commodities to out-bound MRF customers through floor price or fixed price agreements or (4) by entering into fixed price contracts and entering into hedges which mitigate the variability in cash flows generated from the sales of recycled paper at floating prices . We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2016, we were not party to any commodity hedging agreements.
Should commodity prices change by 10%, we estimate that our annual operating income margin would change by approximately $1.2 million. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above estimated ranges of operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Casella Waste Systems, Inc.:
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the fiscal years ended December 31, 2016 and 2015, for the eight months ended December 31, 2014, and for the fiscal year ended April 30, 2014. Our audits also included the financial statement schedules of Casella Waste Systems, Inc. and subsidiaries listed in Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Casella Waste Systems, Inc. and subsidiaries as of December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for the fiscal year ended December 31, 2016, the fiscal year ended December 31, 2015, the eight months ended December 31, 2014, and the fiscal year ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Casella Waste Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
/s/ RSM US LLP
Boston, Massachusetts
March 2, 2017

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,544	$2,312
Account receivables - trade, net of allowance for doubtful accounts of $1,069 and $988, respectively	61,196	60,167
Refundable income taxes	654	651
Prepaid expenses	7,989	7,670
Inventory	4,915	4,282
Other current assets	1,290	1,586
Total current assets	78,588	76,668
Property, plant and equipment, net of accumulated depreciation and amortization of $837,122 and $789,766, respectively	398,466	402,252
Goodwill	119,899	118,976
Intangible assets, net	7,696	9,252
Restricted assets	1,002	2,251
Cost method investments	12,333	12,333
Other non-current assets	13,528	11,937
Total assets	$631,512	$633,669
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2016	December 31, 2015
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$4,686	$1,448
Accounts payable	44,997	44,921
Accrued payroll and related expenses	12,505	8,175
Accrued interest	4,654	12,305
Current accrued capping, closure and post-closure costs	668	732
Other accrued liabilities	14,916	17,765
Total current liabilities	82,426	85,346
Long-term debt and capital leases, less current portion	503,961	505,985
Accrued capping, closure and post-closure costs, less current portion	43,539	40,309
Deferred income taxes	6,178	5,595
Other long-term liabilities	19,958	18,031
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit:
Class A commons stock, 0.01 par value per share; 100,000,000 shares authorized; 40,572,000 and 40,064,000 shares issued and outstanding, respectively	406	401
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	348,434	344,518
Accumulated deficit	(373,308)	(366,459)
Accumulated other comprehensive (loss) income, net of tax	(68)	7
Total Casella Waste Systems, Inc. stockholders' deficit	(24,526)	(21,523)
Noncontrolling interests	(24)	(74)
Total stockholders' deficit	(24,550)	(21,597)
Total liabilities and stockholders' deficit	$631,512	$633,669
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Revenues	$565,030	$546,500	$368,374	$497,633
Operating expenses:
Cost of operations	381,973	382,615	258,650	354,592
General and administration	75,356	72,892	45,732	61,865
Depreciation and amortization	61,856	62,704	41,485	60,339
Environmental remediation charge	900	—	950	400
Contract settlement charge	—	1,940	—	—
Divestiture transactions	—	(5,517)	(553)	7,455
Development project charge	—	—	—	1,394
Severance and reorganization costs	—	—	—	586
Expense from divestiture, acquisition and financing costs	—	—	—	144
Gain on settlement of acquisition related contingent consideration	—	—	—	(1,058)
	520,085	514,634	346,264	485,717
Operating income	44,945	31,866	22,110	11,916
Other expense (income):
Interest income	(290)	(330)	(247)	(312)
Interest expense	38,942	40,420	25,639	38,175
Loss on debt extinguishment	13,747	999	—	—
Loss on derivative instruments	—	227	225	280
Impairment of investments	—	2,099	2,320	—
Loss from equity method investments	—	—	—	936
Gain on sale of equity method investment	—	—	—	(593)
Other income	(1,090)	(1,119)	(720)	(1,059)
Other expense, net	51,309	42,296	27,217	37,427
Loss from continuing operations before income taxes and discontinued operations	(6,364)	(10,430)	(5,107)	(25,511)
Provision for income taxes	494	1,351	703	1,799
Loss from continuing operations before discontinued operations	(6,858)	(11,781)	(5,810)	(27,310)
Discontinued operations:
Income from discontinued operations, net of income tax provision of $0, $0, $0 and $0, respectively	—	—	—	284
Loss on disposal of discontinued operations, net of income tax provision of $0, $0, $0 and $0, respectively	—	—	—	(378)
Net loss	(6,858)	(11,781)	(5,810)	(27,404)
Less: Net (loss) income attributable to noncontrolling interests	(9)	1,188	208	(4,309)
Net loss attributable to common stockholders	$(6,849)	$(12,969)	$(6,018)	$(23,095)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for per share data)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Net loss attributable to common stockholders:
Continuing operations, net of tax	$(6,849)	$(12,969)	$(6,018)	$(23,001)
Discontinued operations, net of tax	—	—	—	(94)
Net loss attributable to common stockholders	$(6,849)	$(12,969)	$(6,018)	$(23,095)
Weighted average common shares outstanding:
Basic and diluted	41,233	40,642	40,262	39,820
Basic and diluted earnings per share:
Continuing operations, net of tax	$(0.17)	$(0.32)	$(0.15)	$(0.58)
Discontinued operations, net of tax	—	—	—	—
Net loss per common share	$(0.17)	$(0.32)	$(0.15)	$(0.58)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Net loss	$(6,858)	$(11,781)	$(5,810)	$(27,404)
Other comprehensive income (loss), net of taxes:
Unrealized loss resulting from changes in fair value of derivative instruments	—	—	—	(36)
Realized loss on derivative instruments reclassified into earnings	—	—	—	655
Unrealized (loss) gain resulting from changes in fair value of marketable securities	(75)	(51)	19	12
Other comprehensive (loss) income	(75)	(51)	19	631
Comprehensive loss	(6,933)	(11,832)	(5,791)	(26,773)
Less: Net (loss) income attributable to noncontrolling interests	(9)	1,188	208	(4,309)
Comprehensive loss attributable to common stockholders	$(6,924)	$(13,020)	$(5,999)	$(22,464)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIT)

	Casella Waste Systems, Inc. Stockholders' Equity (Deficit)
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, April 30, 2013	$15,451	38,662	$387	988	$10	$335,857	$(324,377)	$(592)	$4,166
Net loss	(27,404)	—	—	—	—	—	(23,095)	—	(4,309)
Other comprehensive income	631	—	—	—	—	—	—	631	—
Issuances of Class A common stock	368	424	4	—	—	364	—	—	—
Stock-based compensation	2,404	—	—	—	—	2,404	—	—	—
Contributions from noncontrolling interest holders	13	—	—	—	—	—	—	—	13
Balance, April 30, 2014	$(8,537)	39,086	$391	988	$10	$338,625	$(347,472)	$39	$(130)
Net loss	(5,810)	—	—	—	—	—	(6,018)	—	208
Other comprehensive income	19	—	—	—	—	—	—	19	—
Issuances of Class A common stock	429	501	5	—	—	424	—	—	—
Stock-based compensation	1,639	—	—	—	—	1,639	—	—	—
Contributions from noncontrolling interest holders	155	—	—	—	—	—	—	—	155
Other	85	—	—	—	—	85	—	—	—
Balance, December 31, 2014	$(12,020)	39,587	$396	988	$10	$340,773	$(353,490)	$58	$233
Net loss	(11,781)	—	—	—	—	—	(12,969)	—	1,188
Other comprehensive loss	(51)	—	—	—	—	—	—	(51)	—
Issuances of Class A common stock	486	477	5	—	—	481	—	—	—
Stock-based compensation	3,079	—	—	—	—	3,079	—	—	—
Distributions to noncontrolling interest holders	(1,495)	—	—	—	—	—	—	—	(1,495)
Other	185	—	—	—	—	185	—	—	—
Balance, December 31, 2015	$(21,597)	40,064	$401	988	$10	$344,518	$(366,459)	$7	$(74)
Net loss	(6,858)	—	—	—	—	—	(6,849)	—	(9)
Other comprehensive loss	(75)	—	—	—	—	—	—	(75)	—
Issuances of Class A common stock	528	508	5	—	—	523	—	—	—
Stock-based compensation	3,393	—	—	—	—	3,393	—	—	—
Contributions from noncontrolling interest holders	59	—	—	—	—		—	—	59
Balance, December 31, 2016	$(24,550)	40,572	$406	988	$10	$348,434	$(373,308)	$(68)	$(24)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(6,858)	$(11,781)	$(5,810)	$(27,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	—	—	(284)
Loss on disposal of discontinued operations, net of income tax	—	—	—	378
Depreciation and amortization	61,856	62,704	41,485	60,339
Depletion of landfill operating lease obligations	9,295	9,428	7,799	9,948
Interest accretion on landfill and environmental remediation liabilities	3,606	3,449	2,366	3,985
Amortization of debt issuance costs and discounts on long-term debt	3,881	3,977	2,193	3,000
Stock-based compensation	3,393	3,079	1,639	2,404
Environmental remediation charge	900	—	—	—
Gain on sale of property and equipment	(574)	(131)	(197)	(840)
Divestiture transactions	—	(5,517)	(553)	7,455
Development project charge	—	—	—	1,394
Gain on settlement of acquisition related contingent consideration	—	—	—	(1,058)
Loss on debt extinguishment	13,747	999	—	—
Loss on derivative instruments	—	227	225	280
Impairment of investments	—	2,099	2,320	—
Loss from equity method investments	—	—	—	936
Gain on sale of equity method investment	—	—	—	(593)
Excess tax benefit on the vesting of share based awards	—	(185)	(84)	—
Deferred income taxes	583	795	605	1,579
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,029)	(4,419)	(3,147)	(3,418)
Accounts payable	76	(3,597)	(3,270)	(186)
Prepaid expenses, inventories and other assets	(2,256)	5,240	(5,570)	(3,220)
Accrued expenses and other liabilities	(6,186)	4,140	(1,715)	(5,053)
Net cash provided by operating activities	80,434	70,507	38,286	49,642
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(2,839)	—	(360)	(8,305)
Acquisition related additions to property, plant and equipment	(38)	—	(45)	(2,633)
Additions to property, plant and equipment	(54,200)	(49,995)	(55,016)	(43,326)
Payments on landfill operating lease contracts	(7,249)	(5,385)	(4,739)	(6,505)
Proceeds from divestiture transactions	—	5,335	—	—
Proceeds from sale of property and equipment	1,362	715	463	1,524
Proceeds from sale of equity method investment	—	—	—	3,442
Proceeds from property insurance settlement	—	546	—	—
Payments related to investments	—	—	—	(2,107)
Net cash used in investing activities	(62,964)	(48,784)	(59,697)	(57,910)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	604,850	355,229	136,800	161,650
Principal payments on long-term debt	(608,198)	(370,996)	(109,281)	(152,380)
Change in restricted cash	1,347	4,471	(5,819)	—
Payments of debt issuance costs	(8,146)	(9,025)	(2,605)	(405)
Payments of debt extinguishment costs	(7,219)	(146)	—	—
Proceeds from the exercise of share based awards	128	161	143	143
Excess tax benefit on the vesting of share based awards	—	185	84	—
Distribution to noncontrolling interest holders	—	(1,495)	—	—
Net cash (used in) provided by financing activities	(17,238)	(21,616)	19,322	9,008
Discontinued Operations:
Net cash used in operating activities	—	—	—	(201)
Net cash provided by investing activities	—	—	1,830	170
Net cash provided by (used in) discontinued operations	—	—	1,830	(31)
Net increase (decrease) in cash and cash equivalents	232	107	(259)	709
Cash and cash equivalents, beginning of period	2,312	2,205	2,464	1,755
Cash and cash equivalents, end of period	$2,544	$2,312	$2,205	$2,464
The accompanying notes are an integral part of these consolidated financial statements.
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$42,712	$35,232	$18,439	$35,162
Income taxes, net of refunds	$274	$282	$182	$532
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Receivable due from noncontrolling interest holder	$—	$—	$152	$—
Non-current assets acquired through long-term obligations	$2,299	$3,264	$—	$2,301
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share data)

1.     BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), its consolidated subsidiaries and any partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, our Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major account and industrial services, discontinued operations and earnings from equity method investees, as applicable, are included in our Other segment.
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
When necessary, certain prior period amounts in the consolidated financial statements, including the presentation of debt issuance costs, have been reclassified to conform to the current period presentation. See Note 2, Accounting Changes for discussion regarding changes to the presentation of debt issuance costs and Note 9, Long-Term Debt for the updated disclosure.
2.    Accounting Changes
A table providing a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) deemed to have a potentially material effect on our consolidated financial statements upon adoption follows:
Accounting standards that were adopted in fiscal year 2016

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2016-09: Compensation - Stock Compensation (Topic 718)
Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

The adoption of this ASU resulted in the following: (1) our stock-based compensation accounting policy was updated to record stock-based compensation expense for all equity-based awards by accounting for forfeitures as they occur; (2) our accounting for excess tax benefits and tax deficiencies in the calculation of income tax expense was updated; (3) excess tax benefits are classified as a cash flow from operating activities and are no longer separated from income tax cash flows and classified as a cash flow from financing activities; and (4) the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude excess tax benefits.

ASU 2015-03 and ASU 2015-15: Imputation of Interest (Topic 835-30)
These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

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

A table providing a brief description of recent accounting pronouncements that may have a material effect on our consolidated financial statements upon adoption follows:
Accounting standards that are pending adoption

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU 2016-02: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We are currently assessing the provisions of this guidance and evaluating the timing and impact guidance will have on our consolidated financial statements and related disclosures. We are also in the process of aggregating operating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months and currently classified as operating leases. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

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

The adoption of this guidance results in a cumulative-effect adjustment to the balance sheet, the recognition of changes in fair value of certain equity investments in net income, and enhanced disclosure. This guidance is effective January 1, 2018 with a cumulative-effect adjustment.

ASU 2014-09, ASU 2015-14, ASU 2016-06, ASU 2016-10, ASU 2016-12 and ASU 2016-20: Revenue from Contracts with Customers (Topic 606)
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We are currently evaluating the alternative methods of adoption and the effect of this guidance on our consolidated financial statements and related disclosures. To assess the impact of this standard, our internal resources have read the amended guidance and attended training to assist with interpretation of the amended guidance. We are also in the process of identifying material contracts and revenue streams that are impacted by this guidance. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

3.     Summary of Significant Accounting Policies
Management’s Estimates and Assumptions
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our consolidated financial statements, the estimates and assumptions that we consider to be significant and that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, accounts receivable valuation allowance, self-insurance reserves, deferred taxes and uncertain tax positions, estimates of the fair values of assets acquired and liabilities assumed in any acquisition, contingent liabilities and stock-based compensation. Each of these items is discussed in more detail elsewhere in these notes to consolidated financial statements. Actual results may differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.
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

Term	Financial Reporting Period
fiscal year 2016	January 1, 2016 through December 31, 2016
fiscal year 2015	January 1, 2015 through December 31, 2015
transition period 2014	May 1, 2014 through December 31, 2014
fiscal year 2014	May 1, 2013 through April 30, 2014
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable-trade and derivative instruments. We maintain cash and cash equivalents and restricted cash with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable-trade is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2016, no single customer or customer group represented greater than 5% of total accounts receivable - trade. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable - trade. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts
Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts, represents its estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable - trade are written off when deemed to be uncollectible.
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
Landfill Accounting
Life Cycle Accounting
Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for each of our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity.
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014. was $273, $62, $333 and $256, respectively.
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

For unpermitted airspace to be included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using the measured density obtained from annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.
After determining the costs and the remaining permitted and expansion capacity at each of our landfills, we determine the per ton rates that will be expensed as waste is received and deposited at each of our landfills by dividing the costs by the corresponding number of tons. We calculate per ton amortization rates for assets associated with each final capping event, for assets related to closure and post-closure activities and for all other costs capitalized or to be capitalized in the future for each landfill. These rates per ton are updated annually, or more frequently, as significant facts change.
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
Closure and Post-Closure Costs. Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accountants, lawyers, managers and others, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended, as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace.
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (1.7% as of December 31, 2016). Final capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2016 is between approximately 9.2% and 9.9%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $3,606, $3,370, $2,275 and $3,967 in fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized and the costs are amortized based on the airspace related to the specific final capping event. See Note 8, Final Capping, Closure and Post-Closure Costs for disclosure over asset retirement obligations related to final capping, closure and post-closure costs.
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted cash and investments. Surety bonds securing closure and post-closure obligations at December 31, 2016 and December 31, 2015 totaled $161,095 and $156,163, respectively. Letters of credit securing closure and post-closure obligations as of December 31, 2016 and December 31, 2015 totaled $0 and $1,000, respectively. See Note 5, Restricted Cash / Restricted Assets for disclosure over restricted cash securing closure and post-closure obligations.
Landfill Operating Lease Contracts
We are entered into five landfill operation and management agreements. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.
In addition to up-front or one-time payments, the landfill operating agreements may require us to make future minimum rental payments, including success/expansion fees, other direct costs and final capping, closure and post-closure costs. The value of all future minimum rental payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of any land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. See Note 6, Property, Plant and Equipment for disclosure over depletion of landfill operating lease contracts.
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
Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of December 31, 2016 and December 31, 2015, we had no investments accounted for under the equity method of accounting.

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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2016 under the workers’ compensation plan was $1,000 per individual event. Our maximum exposure in fiscal year 2016 under the automobile plan was $1,200 per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $13,707 and $11,560 as of December 31, 2016 and December 31, 2015, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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

Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We evaluate the hedges and ensure that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance. Designated as effective cash flow hedges, the change in the fair value of these derivatives is recorded in our stockholders’ deficit as a component of accumulated other comprehensive (loss) income until the hedged item is settled and recognized as part of commodity revenue.
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
The fair value of commodity hedges are obtained or derived from our counter-parties using valuation models that take into consideration market price assumptions for commodities based on underlying active markets. We were not party to any commodity hedge contracts as of December 31, 2016.
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive (loss) income and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt. We were not party to any interest rate derivative agreements deemed to be effective cash flow hedges as of December 31, 2016.
For interest rate derivatives deemed to be ineffective cash flow hedges, the change in fair value is recorded through earnings and included in loss (gain) on derivative instruments. We were party to one interest rate swap deemed to be an ineffective cash flow hedge that matured on March 15, 2016 and were party to another interest rate swap deemed to be an ineffective cash flow hedge that was settled in fiscal year 2015 for $830 in conjunction with the refinancing of our senior revolving credit and letter of credit facility that was due March 18, 2016 (“Refinanced Revolving Credit Facility”). See Note 12, Fair Value of Financial Instruments for fair value disclosure over derivative instruments.
In January 2017, we entered into three interest rate agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these agreements is $60,000 and requires us to receive interest based on changes in the 1-month LIBOR index with a 1.0% floor and pay interest at a weighted average rate of approximately 1.95%. Two of the agreements, with a total notional amount of $35,000, mature in February 2021, and the final agreement, with a total notional amount of $25,000, matures in February 2022.
Contingent Liabilities
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 10, Commitments and Contingencies for disclosure over loss contingencies, as applicable. Contingent liabilities accounted for under purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business. See Note 4, Business Combinations for disclosure over a contingent liability assumed as part of the acquisition of a business.
Revenue Recognition
We recognize revenues for collection, transfer, recycling, disposal and other waste services as the services are provided. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred until the services are provided.
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
Goodwill. We annually assess goodwill for impairment at the end of our fiscal year or more frequently if events or circumstances indicate that impairment may exist. Historically, we had performed our annual goodwill impairment test using our fiscal year-end of April 30th as the measurement date. Effective with the change in our fiscal year-end from April 30th to December 31st, we voluntarily changed our goodwill impairment measurement date from April 30th to December 31st to coincide with the change in our fiscal year-end. The voluntary change in our goodwill impairment measurement date was applied prospectively beginning December 31, 2014 as it represents the modification of an existing principle based on new facts and circumstances.

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
If the fair value of goodwill is less than its carrying value for a reporting unit, an impairment charge would be recorded to earnings. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill becomes its new accounting basis.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2016. As of December 31, 2016, the Step 1 testing for goodwill impairment performed for our Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that in each case the fair value of our Eastern, Western, Recycling and Customer Solutions reporting units exceeded its carrying value by in excess of 74.6%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. As of December 31, 2016, we owned 5.4% of the outstanding common stock of Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In both fiscal year 2015 and transition period 2014, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we performed a valuation analysis in fiscal year 2015, and had a valuation analysis performed by a third-party valuation specialist in transition period 2014, both of which used an income approach based on discounted cash flows to determine an equity value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on these analyses, it was determined in each case that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded other-than-temporary investment impairment charges of $1,090 and $2,320 in fiscal year 2015 and transition period 2014, respectively. As of December 31, 2016, the carrying amount of our cost method investment in Recycle Rewards was $1,069.

As of December 31, 2016, we owned 9.8% of the outstanding equity value of GreenerU, Inc. (“GreenerU”), a services company focused on providing energy efficiency, sustainability and renewable energy solutions to colleges and universities. In fiscal year 2015, it was determined based on the operating performance and recent indications of third-party interest in GreenerU that our cost method investment in GreenerU was potentially impaired. A valuation analysis was performed by a third-party valuation specialist using a market approach based on an option pricing methodology to determine an equity value and fair market value per share for GreenerU. Based on this analysis, it was determined that the fair value of our cost method investment in GreenerU was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $691 in fiscal year 2015. As of December 31, 2016, the carrying amount of our cost method investment in GreenerU was $309.
As of December 31, 2016, we owned 17.0% and 16.2% of the outstanding common stock of AGreen Energy LLC (“AGreen”) and BGreen Energy LLC (“BGreen”), respectively. In fiscal year 2015, AGreen and BGreen, both of which we account for as cost method investments, entered into agreements that resulted in the contribution and sale of certain assets and liabilities of AGreen and BGreen to a limited liability company in exchange for partial ownership interests in a parent of that limited liability company. As a result of the transactions, we performed an analysis to determine whether an other-than-temporary impairment in the carrying value of our cost method investments had occurred. Based on the analysis performed, which measured the fair value of our cost method investments using an in-exchange valuation premise under the market approach that utilized the estimated purchase consideration received, we recorded an other-than-temporary investment impairment charge of $318 in fiscal year 2015. As of December 31, 2016, the carrying amount of our cost method investments in AGreen and BGreen was $297.
Defined Benefit Pension Plan
We currently have one qualified multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund ("Pension Plan"), that we make contributions to. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. However, the benefits accruals of all current plan participants are frozen. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary.
See Note 13, Employee Benefit Plans for disclosure over the multiemployer defined benefit pension plan.
Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense-in general and administration expense over the employee’s requisite service period. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. Our equity awards granted generally consist of stock options, including market-based performance stock options, restricted stock awards, restricted stock units and performance stock units, including market-based performance stock units.
The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model. The fair value of restricted stock award, restricted stock unit and performance stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model.
See Note 11, Stockholders Equity for disclosure over stock-based compensation.
Earnings per Share
Basic earnings per share is computed by dividing the net loss from continuing operations attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, including market-based performance stock options based on the expected achievement of performance targets, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method. See Note 17, Earnings Per Share for disclosure over the calculation of earnings per share.
Discontinued Operations

We analyze our operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. A component of an entity, a group of components of an entity, or a business is required to be reported in discontinued operations once it meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. See Note 16, Divestiture Transactions and Discontinued Operations for disclosure over discontinued operations.
Subsequent Events
Except as disclosed, no material subsequent events have occurred since December 31, 2016 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.
4.     BUSINESS COMBINATIONS
We acquired various businesses during fiscal year 2016, transition period 2014 and fiscal year 2014, including several solid waste hauling operations, a transfer station, a MRF and an industrial service management business (included in the Other segment). The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes. We did not acquire any businesses during fiscal year 2015.
The purchase price paid for these acquisitions and the allocation of the purchase price is as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Purchase Price:
Cash used in acquisitions, net of cash acquired	$2,439	$—	$314	$7,860
Other non-cash considerations	—	—	—	555
Contingent consideration and holdbacks (1)	400	—	67	1,653
Total	2,839	—	381	10,068
Current assets	40	—	—	814
Land	353	—	—	—
Buildings	1,360	—	—	—
Equipment	269	—	99	2,010
Other liabilities, net	(106)	—	—	(241)
Intangible assets	—	—	251	4,302
Fair value of assets acquired and liabilities assumed	1,916	—	350	6,885
Excess purchase price to be allocated to goodwill	$923	$—	$31	$3,183

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

The following unaudited pro forma combined information shows our operational results as though each of the acquisitions completed during fiscal year 2016, transition period 2014 and fiscal year 2014 had occurred as of May 1, 2013.

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30 2014
	2016	2015
Revenue	$565,853	$549,794	$370,837	$505,598
Operating income	$44,866	$31,549	$21,931	$12,453
Net loss attributable to common stockholders	$(6,896)	$(13,158)	$(6,141)	$(22,964)
Basic and diluted net loss per common share attributable to common stockholders	$(0.17)	$(0.32)	$(0.15)	$(0.58)
Basic and diluted weighted average shares outstanding	41,233	40,642	40,262	39,820

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of May 1, 2013 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
5.     RESTRICTED ASSETS
Restricted assets consist of cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects.
A summary of restricted assets is as follows:

	December 31,
	2016	2015
Non Current:
Restricted assets - capital projects	$—	$1,348
Restricted assets - landfill closure	1,002	903
	$1,002	$2,251

6.     PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment is as follows:

	December 31,
	2016	2015
Land	$24,517	$24,161
Landfills	570,464	536,577
Landfill operating lease contracts	133,239	125,991
Buildings and improvements	143,036	140,046
Machinery and equipment	132,748	131,384
Rolling stock	133,840	139,557
Containers	97,744	94,302
	1,235,588	1,192,018
Less: accumulated depreciation and amortization	(837,122)	(789,766)
	$398,466	$402,252
Depreciation expense for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 was $33,186, $33,168, $21,599 and $33,094, respectively. Landfill amortization expense for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 was $26,529, $26,969, $17,912 and $24,689, respectively. Depletion expense on landfill operating lease contracts for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 was $9,295, $9,428, $7,799 and $9,948, respectively, and was recorded in cost of operations.

7.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2015	Acquisitions	December 31, 2016
Eastern	$17,429	$—	$17,429
Western	87,503	923	88,426
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$118,976	$923	$119,899

	December 31, 2014	Other (1)	December 31, 2015
Eastern	$17,429	$—	$17,429
Western	87,697	(194)	87,503
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$119,170	$(194)	$118,976

(1)	Goodwill adjustment related to the allocation of goodwill to a business that was divested in fiscal year 2015.
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2016
Intangible assets	$17,594	$16,071	$33,665
Less accumulated amortization	(16,402)	(9,567)	(25,969)
	$1,192	$6,504	$7,696

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2015
Intangible assets	$17,266	$16,065	$33,331
Less accumulated amortization	(16,198)	(7,881)	(24,079)
	$1,068	$8,184	$9,252
Intangible amortization expense for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 was $2,141, $2,567, $1,974 and $2,556, respectively.
The intangible amortization expense estimated for the five fiscal years following fiscal year 2016 and thereafter is as follows:

Estimated Future Amortization Expense as of December 31, 2016
For the fiscal year ending December 31, 2017	$1,901
For the fiscal year ending December 31, 2018	$1,698
For the fiscal year ending December 31, 2019	$1,330
For the fiscal year ending December 31, 2020	$1,137
For the fiscal year ending December 31, 2021	$884
Thereafter	$746

8.     FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS
Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill as further described in Note 3, Summary of Significant Accounting Policies. The anticipated time frame for paying these costs varies based on the remaining useful life of each landfill, as well as the duration of the post-closure monitoring period.

The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2016	2015
Beginning balance	$41,041	$39,829
Obligations incurred	2,441	1,798
Revisions in estimates (1)	(2,052)	(2,030)
Accretion expense	3,606	3,370
Obligations settled (2)	(829)	(1,926)
Ending balance	$44,207	$41,041

(1)
The revisions in estimates for final capping, closure and post-closure liabilities for fiscal year 2016 and fiscal year 2015 consist of changes in cost estimates and the timing of final capping and closure events, as well as changes to expansion airspace and tonnage placement assumptions.

(2)	Includes amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.     LONG TERM DEBT AND CAPITAL LEASES
A summary of long-term debt and capital leases is as follows:

	December 31,
	2016	2015
Senior Secured Credit Facility:
Revolving Credit Facility due October 2021; bearing interest at LIBOR plus 3.00%	$62,600	$—
Term Loan B Facility due October 2023; bearing interest at LIBOR plus 3.00%	350,000	—
Senior Secured Asset-Based Revolving Credit Facility:
Due February 2020; bore interest at LIBOR plus 2.25%	—	57,422
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017; bearing interest at 6.25%	21,400	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018; bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - bearing interest at SIFMA Index	3,600	3,600
Other:
Capital leases maturing through April 2023; bearing interest at up to 7.70%	5,534	4,130
Notes payable maturing through January 2021; bearing interest at up to 7.00%	449	1,167
Senior Subordinated Notes:
Due February 2019; bore interest at 7.75%	—	370,300
Principal amount of long-term debt and capital leases	525,583	525,019
Less—unamortized discount and debt issuance costs (1)	16,936	17,586
Long-term debt and capital leases less unamortized discount and debt issuance costs	508,647	507,433
Less—current maturities of long-term debt	4,686	1,448
	$503,961	$505,985

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	December 31,
	2016	2015
Revolving Credit Facility	$4,965	$—
Term Loan B Facility (including unamortized discount of $1,712 and $0)	7,718	—
Senior Secured Asset-Based Revolving Credit Facility	—	5,593
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,221	1,407
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	571	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	502	566
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	760	830
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	605	636
Business Finance Authority of the State of NH Solid Waste Disposal Revenue Bonds Series 2013	563	690
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	31	35
Senior Subordinated Notes (including unamortized discount of $0 and $1,372)	—	7,829
	$16,936	$17,586
Credit Facility
In fiscal year 2016, we entered into a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount term loan B facility ("Term Loan B Facility") and a $160,000 revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan B Facility, the "Credit Facility"). The net proceeds from this transaction were used to repay in full our senior secured asset-based revolving credit and letter of credit facility ("ABL Facility") and to redeem all of our remaining outstanding 7.75% Senior Subordinated Notes due 2019 ("2019 Notes") at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $100,000, subject to the terms and conditions set forth in the Credit Agreement.
The Term Loan B Facility has a 7-year term and will initially bear interest at a rate of LIBOR plus 3.00% per annum (with a 1.00% LIBOR floor), which will be reduced to a rate of LIBOR plus 2.75% upon us reaching a consolidated net leverage ratio of 3.75x or less. The Revolving Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 3.00% per annum, which can be adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2016, further advances were available under the Revolving Credit Facility in the amount of $72,072. The available amount is net of outstanding irrevocable letters of credit totaling $25,328, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2016, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
New York Bonds. In fiscal year 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”).

As of December 31, 2016, we had outstanding $40,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. As of December 31, 2016, we had outstanding $21,400 aggregate principal amount of senior unsecured Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”). The FAME Bonds 2005R-2, which were guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrued interest at 6.25% per annum through January 31, 2017. During the fixed interest rate period, the FAME Bonds 2005R-2 were not supported by a letter of credit. Interest was payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-2 were set to mature on January 1, 2025.
As of December 31, 2016, we had outstanding $3,600 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”). The FAME Bonds 2005R-1 were variable rate bonds secured by a letter of credit issued by our administrative agent bank and interest was payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2005R-1 were set to mature on January 1, 2025.
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
In February 2017, we completed the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 as one series of bonds knows as $25,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”). The FAME Bonds 2005R-3, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum until they mature on January 1, 2025.
As of December 31, 2016, we had outstanding $15,000 aggregate principal amount of senior unsecured FAME Bonds 2015. The FAME Bonds 2015, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate. During the fixed interest rate period, the FAME Bonds 2015 will not be supported by a letter of credit. Interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15,000 aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035.
Vermont Bonds. As of December 31, 2016, we had outstanding $16,000 aggregate principal amount of senior unsecured Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the Vermont Bonds will not be supported by a letter of credit. Interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of December 31, 2016, we had outstanding $11,000 aggregate principal amount of senior unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds will not be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.

Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $13,747 and $999 in fiscal year 2016 and fiscal year 2015, respectively, associated with the following:

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from our Refinanced Revolving Credit Facility to the ABL Facility in fiscal year 2015.

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from our ABL Facility to the Credit Facility in fiscal year 2016; and

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of our 2019 Notes in fiscal year 2016 and 2015.

Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Interest expense on long-term debt and capital leases	$34,741	$35,868	$23,065	$34,216
Amortization of debt issuance costs and discounts on long-term debt	3,881	3,977	2,193	3,000
Letter of credit fees	593	637	714	1,215
Less: capitalized interest	(273)	(62)	(333)	(256)
Total interest expense	$38,942	$40,420	$25,639	$38,175
Fair Value of Debt
As of December 31, 2016, the fair value of our fixed rate debt, including the FAME Bonds 2005R-2, FAME Bonds 2015, Vermont Bonds, New York Bonds and New Hampshire Bonds was approximately $101,449 and the carrying value was $103,400. The fair value of the FAME Bonds 2005R-2, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2016, the fair value of our Term Loan B Facility was approximately $353,063 and the carrying value was $350,000. The fair value of the Term Loan B Facility is considered to be Level 2 within the fair value hierarchy as its fair value is based off of quoted market prices in a principal to principal market with limited public information. As of December 31, 2016, the fair value of our Revolving Credit Facility approximated its carrying value of $62,600 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs. The carrying value of our remaining material variable rate debt, the FAME Bonds 2005R-1, approximates fair value because the interest rate for the debt instrument is based on a market index that approximates current market rates for instruments with similar risk and maturities.
Although we have determined the estimated fair value amounts of the Term Loan B Facility, FAME Bonds 2005R-2, FAME Bonds 2015, Vermont Bonds, New York Bonds and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

Future Maturities of Debt
Aggregate principal maturities of long-term debt and capital leases are as follows:

Estimated Future Payments as of December 31, 2016
2017	$4,686
2018	4,486
2019	4,554
2020	4,873
2021	66,991
Thereafter	439,993
$525,583

10.     COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease operating facilities and equipment in the ordinary course of our business under various operating leases with monthly payments varying up to approximately $20. Future minimum rental payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $11,437, $9,392, $4,868 and $5,651 in fiscal year 2016, fiscal year 2015 ,transition period 2014 and fiscal year 2014, respectively.
Future minimum rental payments under non-cancellable operating leases, which include landfill operating leases, are as follows:

Estimated Future Minimum Lease Payments as of December 31, 2016
2017	$18,269
2018	16,270
2019	15,228
2020	12,407
2021	9,173
Thereafter	53,186
Total minimum lease payments	$124,533
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
On or about February 10, 2016, we reached an agreement in principle with MFGR to dismiss the Lawsuit with prejudice, and to resolve all outstanding claims of any nature including future claims which could arise under the Contract, and a Joint Stipulation of Dismissal with Prejudice was filed with the Maine Superior Court on April 15, 2016. On or about April 12, 2016, the parties entered into a Settlement Agreement (“SA”) along with other ancillary agreements. Pursuant to the SA, we paid MFGR $1,250 upon execution of the SA, and are to pay $350 a year for five years following execution of the SA. Accordingly, taking into account the net present value of the settlement payments, we recorded a reserve of $2,616 that included a contract settlement charge of $1,940 and operating expenses of $676 recorded in fiscal year 2015. As of December 31, 2016, $1,448 of this reserve remains outstanding.
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
Environmental Remediation Liability
We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represents our outstanding material claims.
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town of Southbridge (“Town”), the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to that contamination. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws ("Chapter 21E") demanding that the Town reimburse us for the incurrence of environmental response costs and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. As of December 31, 2016, we have incurred total environmental response costs of approximately $2,465. We have entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities in these matters, if any.

In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill, indicating its intent to file suit against us because of the groundwater contamination. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups allege that we have violated the Acts, and that they they intend to seek appropriate relief in federal court for those alleged violations. We believe it is reasonably possible that a loss will occur as a result of these potential matters although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for costs or liabilities associated with these possible suits relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
While no suit has yet been filed against us or the Town related to the foregoing, we have reached an agreement in principle, subject to a definitive agreement between MADEP, the Town of Southbridge, the Town of Charlton, and ourselves, for the equal sharing of costs between MADEP and us, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton. It is expected that the Town will issue a Bond for our portion of the waterline costs, and we expect to amend the Operating Agreement to provide for us to reimburse the Town for periodic payments under such Bond. This waterline will provide municipal water to certain Charlton residents.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts, alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking declaratory judgment of Steadfast’s obligations under the Policy.
The costs and liabilities we may be required to incur in connection with the foregoing could be material to our results of operations, our cash flows and our financial condition. We are carefully evaluating the impact and potential impact of the foregoing matters, together with estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill, against the possible outcomes of the permitting process and the anticipated future benefits of a successful expansion. It is possible that based on this analysis we may conclude that closing the Southbridge Landfill is in our best economic interest. While no conclusions have been reached at this time and we continue to be committed to the expansion process, we are acting to prudently manage waste volumes into the Southbridge Landfill to prolong the useful life of the Southbridge Landfill in the event we are unsuccessful in obtaining the expansion permit or choose to modify or withdraw our permit application due to our estimate of the economic benefit of the expansion relative to costs.
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a 15% participant share. It is unlikely that any significant expenditures relating to onsite remediation will be incurred until the fiscal year ending December 31, 2018. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.5%.

A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Fiscal Year Ended December 31,
	2016	2015
Beginning balance	$5,221	$5,142
Accretion expense	—	79
Payments	(255)	—
Revisions in estimates (1)	900	—
Ending balance	$5,866	$5,221

(1)	The revisions in estimates is due to changes to our estimated costs to complete the remediation. See Note 15, Other Items and Charges for disclosure over environmental remediation charges.
The total expected environmental remediation payments, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

Estimated Future Environmental Remediation Payments as of December 31, 2016
2017	$120
2018	2,892
2019	1,386
2020	51
2021	33
Thereafter	993
Total	$5,475
A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liability to the amount recognized in the statement of financial position is as follows:

Undiscounted liability	$5,475
Plus inflation, net	391
Liability balance - December 31, 2016	$5,866
Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Employment Contracts
We have entered into employment contracts with five of our executive officers. The contracts are dated June 18, 2001, March 31, 2006, July 6, 2010, September 1, 2012 and March 1, 2016. Each contract had an initial term between one and three years and a covenant not-to-compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,646. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not executive officers.
11.     STOCKHOLDERS' EQUITY
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
Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2016 and December 31, 2015 we had no shares issued.

Stock Based Compensation
Stock Incentive Plans
1997 Stock Option Plan. In the fiscal year ended April 30, 1998, we adopted the 1997 Stock Option Plan (“1997 Plan”). The 1997 Plan terminated as of July 31, 2007 and as a result no additional awards may be made pursuant to the 1997 Plan. Outstanding shares which are not actually issued under the 1997 Plan because such stock options expire or otherwise result in shares not being issued are reserved for issuance under the 2006 Plan.
2006 Stock Incentive Plan. In the fiscal year ended April 30, 2007, we adopted the 2006 Stock Incentive Plan (“2006 Plan”). The 2006 Plan was amended in the fiscal year ended April 30, 2010. The 2006 Plan terminated as of October 9, 2016 and as a result no additional awards may be made pursuant to the 2006 Plan. Outstanding shares which are not actually issued under the 2006 Plan because such awards expire or otherwise result in shares not being issued are reserved for issuance under the 2016 Plan.
2016 Incentive Plan. In fiscal year 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as is equal to the sum of the number of shares of Class A common stock remaining available for grant under the 2006 Plan immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire or otherwise result in shares not being issued.
As of December 31, 2016, there were 2,489 Class A common stock equivalents available for future grant under the 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
Our equity awards granted consist of stock options, including market-based performance stock options, restricted stock awards, restricted stock units and performance stock units, including market-based performance stock units.
Stock options are granted at a price equal to the prevailing fair value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one year to four year period from the date of grant.
The fair value of each stock option granted, with the exception of market-based performance stock option grants, is estimated using a Black-Scholes option-pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term stock option holders will retain their vested stock options before exercising them and the estimated volatility of our Class A common stock price over the expected term. The fair value of each market-based performance stock option granted is estimated using a Monte Carlo option-pricing model, which also requires extensive use of accounting judgment and financial estimation, including estimates of the expected term stock option holders will retain their vested stock options before exercising them and the estimated volatility of our Class A common stock price over the expected term, but also including estimates of share price appreciation of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.
Restricted stock awards, restricted stock units and performance stock units are granted at a price equal to the fair value of our Class A common stock at the date of grant. The fair value of each market-based performance stock unit is estimated using a Monte Carlo pricing model, which requires extensive use of accounting judgment and financial estimation, including the estimated share price appreciation plus the value of dividends of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.
Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units and market-based performance stock units vest at a future date following the grant date and are based on the attainment of performance targets and market achievements.
Stock Options

A summary of stock option activity is as follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	1,297	$7.03
Granted	50	$12.48
Exercised	(12)	$10.85
Forfeited or expired	(220)	$12.64
Outstanding, December 31, 2016	1,115	$6.13	5.8	$7,086
Exercisable, December 31, 2016	782	$5.73	4.6	$5,293
Unvested, December 31, 2016	373	$7.62	8.7	$1,793

(1)
Market-based performance stock option grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of 40 shares of Class A common stock currently included in unvested.

During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, stock-based compensation expense for stock options was $605, $671, $386, and $464, respectively.
During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, the aggregate intrinsic value of stock options exercised was $22, $52, $31 and $23.
As of December 31, 2016, total unrecognized stock-based compensation expense related to all outstanding stock options, assuming the attainment of maximum performance targets, was $1,218, which will be recognized over a weighted average period of 1.5 years.
Our calculation of stock-based compensation expense associated with stock options granted, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model, was made using the Black-Scholes valuation model. The weighted average fair value of stock options granted, with the exception of market-based performance stock option grants, during fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 were $0, $5.35, $3.62 and $4.22 per option, respectively, which were calculated assuming no expected dividend yield using the following weighted average assumptions:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016 (1)	2015
Expected life	0.0 years	7.2 years	7.0 years	6.8 years
Risk-free interest rate	—%	2.02%	2.15%	2.22%
Expected volatility	—%	81.31%	82.76%	83.96%

(1)	In fiscal year 2016, we only granted market-based performance stock options, which are discussed separately below.
The weighted average fair value of market-based performance stock options granted during fiscal year 2016 was $6.70 per option, which was calculated using a Monte Carlo option-pricing model assuming an expected life of 7.4 years, a risk free interest rate of 2.15%, and an expected volatility of 43.10% assuming no expected dividend yield.
Expected life is calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns. Risk-free interest rate is based on the U.S. Treasury yield curve for the period of the expected life of the stock option. Expected volatility is calculated using the weekly historical volatility of our Class A common stock over the expected life, except in the case of market-based performance stock option where the daily historical volatility of our Class A common stock over the expected life is used.
The Black-Scholes valuation model and the Monte Carlo option-pricing model each require extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
Other Stock Awards

A summary of restricted stock, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	962	$4.49
Granted	608	$8.97
Class A common stock vested	(453)	$4.47
Forfeited or canceled	(18)	$5.40
Outstanding, December 31, 2016	1,099	$7.03	1.6	$6,330
Unvested, December 31, 2016	1,286	$7.76	1.7	$6,593

(1)
Market-based performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 187 shares of Class A common stock currently included in unvested.

During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $2,673, $2,314, $1,202 and $1,861, respectively. Stock-based compensation expense related to restricted stock and restricted stock units during fiscal year 2015 included $270 of incremental compensation expense resulting from the modification of restricted stock awards associated with the retirement of two members of our Board of Directors.
During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, the total fair value of other stock awards vested was $3,238, $2,340, $1,866 and $1,458, respectively.
As of December 31, 2016, total unrecognized stock-based compensation expense related to restricted stock and restricted stock units was $3,212, which will be recognized over a weighted average period of 1.7 years. Total unrecognized stock-based compensation expense related to performance stock units, assuming the attainment of maximum performance targets, was $4,037, which will be recognized over a weighted average period of 2.0 years.
During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, the weighted-average grant date fair value of restricted stock, restricted stock units and performance stock units granted was $8.97, $4.40, $4.90 and $4.28, respectively. The weighted average fair value of market-based performance stock units granted during fiscal year 2016 was $14.30 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 1.07% and an expected volatility of 33.00% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $115, $94, $52 and $79 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, respectively.
There was $0, $19, $0 and $0 of tax benefit in the provision for income taxes associated with stock-based compensation expense during fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, respectively. We recorded a tax benefit of $0, $185, $84 and $0 to additional paid-in-capital related to the exercise of various share based awards in fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, respectively. Effective fiscal year 2016, tax savings from stock-based compensation resulting from tax deductions in excess of expense are no longer reflected as a financing cash flow in our consolidated financial statements.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is a component of stockholders' deficit included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges, the changes in fair value of our marketable securities, as well as our portion of the changes in the fair value of GreenFiber’s commodity hedges up until the date of divestiture.

The changes in the balances of each component of accumulated other comprehensive (loss) income are as follows:

	Marketable Securities	Commodity Hedges	Total
Balance as of April 30, 2013	$27	$(619)	$(592)
Other comprehensive income (loss) before reclassifications	12	(36)	(24)
Amounts reclassified from accumulated other comprehensive loss	—	655	655
Other comprehensive income, net	12	619	631
Balance as of April 30, 2014	39	—	39
Other comprehensive income	19	—	19
Balance as of December 31, 2014	58	—	58
Other comprehensive loss	(51)	—	(51)
Balance as of December 31, 2015	7	—	7
Other comprehensive loss	(75)	—	(75)
Balance as of December 31, 2016	$(68)	$—	$(68)
A summary of reclassifications out of accumulated other comprehensive (loss) income for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 is as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Details About Accumulated Other Comprehensive (Loss) Income Components	Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income				Affected Line Item in the Consolidated Statements of Operations
Loss on derivative instruments:
GreenFiber commodity hedges	$—	$—	$—	$(405)	Loss from equity method investments
	—	—	—	(405)	Loss from continuing operations before income taxes and discontinued operations
	—	—	—	(250)	Provision for income taxes
	$—	$—	$—	$(655)	Loss from continuing operations before discontinued operations
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
Assets and Liabilities Accounted for at Fair Value on a Recurring Basis

Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable - trade and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted cash and investments held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivative, included in the Level 2 tier below, was calculated based on a valuation obtained from our counter-party based primarily on the three month London Interbank Offered Rate yield curve that was observable at commonly quoted intervals for the full term of the swap. The interest rate derivative matured on March 15, 2016. We recognize all derivatives accounted for on the balance sheet at fair value. See Note 9, Long-Term Debt and Capital Leases for disclosure over the fair value of debt.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - landfill closure	$1,002	$—	$—

	Fair Value Measurement at December 31, 2015 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - capital projects	$1,348	$—	$—
Restricted assets - landfill closure	903	—	—
	$2,251	$—	$—
Liabilities:
Interest rate derivative	$—	$178	$—
Non-Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a non-recurring basis as of December 31, 2015 (no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2016) are as follows:

	Fair Value Measurements at December 31, 2015 Using:
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

13.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan (“401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide an employer matching contribution equal to fifty cents for every dollar an employee invests in the 401(k) Plan up to our maximum match of one thousand dollars per employee per calendar year, subject to revision. Participants vest in employer contributions ratable over a three year period. Employer contributions for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 amounted to $1,119, $1,033, $497 and $784, respectively.
Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 70, 80, 79 and 70 shares, respectively, of Class A common stock were issued under this plan. As of December 31, 2016, 184 shares of Class A common stock were available for distribution under this plan.
Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund, under the terms of a collective bargaining agreement that covers our union represented employees. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The risks of participating in a multiemployer plan are different from a single-employer plan in that (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
The following table outlines our participation in the multiemployer defined benefit pension plan:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status	Contributions to Plan				Expiration Date of CBA
					Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
		2016	2015		2016	2015
New England Teamsters and Trucking Industry Pension Fund	04-6372430	Critical	Critical	Implemented	$523	$413	$244	$303	6/30/20
The status is based on the latest plan information for the plan year ended September 30, 2016 that we received from the pension plan and is certified by the pension plans’ actuary. Plans with a “critical” status are funded at less than 65%. Our contributions to the multiemployer pension plan represent less than 5% of total contributions to such plan for the plan year ended September 30, 2015 and a rehabilitation plan has been implemented with no surcharge imposed. Under current law regarding multiemployer benefit plans, a plan’s termination, our voluntary withdrawal, or the withdrawal of all contributing employers from any under-funded multiemployer pension plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. We could have adjustments to estimates for these matters in the near term that could have a material effect on its consolidated financial position, results of operations or cash flows. At the date these financial statements were issued, a Form 5500 was not available for the plan year ended September 30, 2016.
14.     INCOME TAXES
A summary of the provision for income taxes from continuing operations is as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Federal
Current	$—	$2,899	$2,231	$—
Current benefit of loss carryforwards	—	(2,899)	(2,231)	—
Deferred	458	395	463	1,262
	458	395	463	1,262
State
Current	(90)	1,112	500	219
Current benefit of loss carryforwards	—	(557)	(402)	—
Deferred	126	401	142	318
	36	956	240	537
Provision for income taxes	$494	$1,351	$703	$1,799
In fiscal year 2016, we elected early adoption of ASU 2016-09 using the prospective transition method related to stock compensation which contains several amendments that simplify the accounting for employee share-based payment transactions. Related to the accounting for income taxes, the new standard eliminates the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. Under the new standard, all excess tax benefits and tax deficiencies are recorded in the income tax provision. We recognized no net tax impact upon adoption due to the valuation allowance position and prior periods have not been adjusted.
Included in the current state tax provision for fiscal year 2015 is a $180 settlement with New York State, comprised of $168 of tax and $12 of interest. New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. We believe that our position related to the filing of our State of New York tax returns was correct, and, based on the prior settlement related to 2004 to 2010 tax returns and subsequent favorable litigation related to similar issues, we concluded at December 31, 2014 that no reserve would be required for our State of New York filings. During fiscal year 2015, we reached the $180 settlement with the State of New York for the tax years ended April 30, 2011 through April 30, 2013 on a basis similar to the prior settlement to minimize out-of-pocket costs. The settlement, which represented less than 8% of the potential cumulative liability for the years settled, was a monetary settlement without any change to our filing combined returns in New York and it closed tax years ending April 30, 2011 through April 30, 2013. Due to a change in law, we have elected to file a single combined corporation franchise tax return with our subsidiaries in New York beginning with 2015. We have not established any reserve under ASC 740 for the tax years ended April 30, 2014 and December 31, 2014, since we believe our position would more likely than not be successful.
The differences in the provision for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes are as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Federal statutory rate	35%	35%	35%	35%
Tax at statutory rate	$(2,228)	$(3,650)	$(1,787)	$(8,929)
State income taxes, net of federal benefit	(265)	198	(59)	(1,271)
Other increase in valuation allowance	4,370	5,272	2,532	13,605
Non-deductible expenses	100	467	505	505
Tax credits	(1,085)	(671)	(380)	(598)
Non-deductible equity income in subsidiaries and GreenFiber goodwill impairment	—	(415)	(73)	1,548
Tax over book basis in GreenFiber on sale	—	—	—	(2,570)
Other, net	(398)	150	(35)	(491)
Provision for income taxes	$494	$1,351	$703	$1,799

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2016	2015
Deferred tax assets:
Book over tax depreciation of property and equipment	$30,012	$37,383
Net operating loss carryforwards	46,846	36,187
Accrued expenses and reserves	32,185	31,611
Alternative minimum tax credit carryforwards	3,804	3,766
General business tax credit carryforwards	4,433	3,379
Stock awards	1,720	1,338
Other	2,806	2,778
Total deferred tax assets	121,806	116,442
Less: valuation allowance	(97,589)	(93,007)
Total deferred tax assets after valuation allowance	24,217	23,435
Deferred tax liabilities:
Amortization of intangibles	(30,296)	(28,935)
Other	(99)	(95)
Total deferred tax liabilities	(30,395)	(29,030)
Net deferred tax liability	$(6,178)	$(5,595)
As of December 31, 2016, we have, for federal income tax purposes, net operating loss carryforwards of approximately $98,735 that expire in the fiscal years ending December 31, 2031 through 2036 and state net operating loss carryforwards of approximately $110,486 that expire in the fiscal years ending December 31, 2017 through 2036. In addition, we have $3,804 minimum tax credit carryforwards available that are not subject to a time limitation and $4,433 general business credit carryforwards which expire in the fiscal years ending December 31, 2023 through 2036. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. We are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.
The net increase in the valuation allowance was $4,582 for fiscal year 2016, $5,886 for fiscal year 2015 and $2,581 for transition period 2014. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets. We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence. The net deferred tax liability as of December 31, 2016 includes deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and which are not currently available as a source of taxable income.
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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended December 31,
	2016	2015
Unrecognized tax benefits at beginning of period	$3,379	$3,073
Gross increases for tax positions of prior years	—	168
Gross decreases for tax positions of prior years	(2)	(1)
Reductions resulting from lapse of statute of limitations	(270)	(409)
Gross increases resulting from reversal of benefit from lapse of statute of limitations	—	716
Settlements	—	(168)
Unrecognized tax benefits at end of period	$3,107	$3,379
The gross increases for tax positions of prior years for fiscal year 2015 includes $168 tax from the settlement with New York State, which is offset by the ($168) settlements for fiscal year 2015. Included in the balances at December 31, 2016 and December 31, 2015 are $9 and $279, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate a $3 to unrecognized tax benefits within the next 12 months due to the expiration of the applicable statute of limitations.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions during fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, we have accrued interest of $5, $92, $143 and $116 and penalties of $4, $8, $8 and $8, respectively. We accrued ($91), ($51), $26 and $40 for interest and penalties in income tax expense related to uncertain tax positions during fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from years ending in 1998 through 2016 remain open for examination, with limited exceptions.
15.     OTHER ITEMS AND CHARGES
Environmental Remediation Charge
We recorded an environmental remediation charge of $900 in fiscal year 2016 due to changes in cost estimates associated with the Potsdam environmental remediation liability. See Item 3, “Legal Proceedings” and Note 10, Commitments and Contingencies for further disclosure.
In transition period 2014, we recorded an environmental remediation charge of $950 associated with remediation performed at Southbridge Landfill in our Eastern region. We had previously recorded an environmental remediation charge of $400 in fiscal year 2014 associated with remediation activities at this site.
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
Discontinued Operations
In the fiscal year ended April 30, 2013, we initiated a plan to dispose of KTI BioFuels, Inc. (“BioFuels”) and as a result, the assets associated with BioFuels were classified as held-for-sale and the results of operations were recorded as income from discontinued operations. Assets of the disposal group previously classified as held-for-sale, and subsequently included in discontinued operations, included certain inventory along with plant and equipment. In the first quarter of fiscal year 2014, we executed a purchase and sale agreement with ReEnergy Lewiston LLC (“ReEnergy”), pursuant to which we agreed to sell certain assets of BioFuels, which was located in our Eastern region, to ReEnergy. We agreed to sell the BioFuels assets for undiscounted purchase consideration of $2,000, which was to be paid to us in equal quarterly installments over five years commencing November 1, 2013, subject to the terms of the purchase and sale agreement. The related note receivable was paid in full by ReEnergy in transition period 2014. We recognized a $378 loss on disposal of discontinued operations in fiscal year 2014 associated with the disposition.
The operating results of these operations, including those related to prior years, have been reclassified from continuing to discontinued operations in the accompanying consolidated financial statements. Revenues and income before income taxes attributable to discontinued operations are as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Revenues	$—	$—	$—	$3,316
Income before income taxes	$—	$—	$—	$284
We allocate interest expense to discontinued operations. We have also eliminated inter-company activity associated with discontinued operations.
Divestiture Transactions
Sale of Business. In fiscal year 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in our Western region, for total consideration of $872, resulting in a gain of $590.
Maine Energy. In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which was to be paid to us in installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process and site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. In consideration of the fact that the project was substantially completed and based on incurred costs to date and estimates at that time regarding the remaining costs to fulfill our obligation under the purchase and sale agreement, we reversed a reserve of $1,149 of excess costs to complete the divestiture in fiscal year 2015. As of December 31, 2016, we had no remaining costs to complete the divestiture accrued as we had fulfilled our obligation under the agreement.

CARES and Related Transaction. Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). We held an ownership interest in CARES of 51% and, in accordance with FASB ASC 810-10-15, we consolidated the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture. In fiscal year 2014, we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment and impaired in transition period 2014. As a result, we recorded an impairment charge of $7,455 transition period 2014 to the asset group of CARES in our Western region.
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
In fiscal year 2016, we dissolved CARES in accordance with the CARES Limited Liability Company Agreement. We are in the process of dissolving CARES McKean, LLC in accordance with Pennsylvania dissolution proceedings and upon dissolution we will deconsolidate the assets, liabilities and equity components, including the noncontrolling interest.
BioFuels. In transition period 2014, we recorded a $553 gain associated with the disposition of BioFuels in fiscal year 2014. As a part of the divestiture, we agreed to complete certain site improvements at BioFuels which were completed in December 2014. The gain recorded is the result of reversing the excess remaining reserves not needed to complete the site improvements.
17.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Numerator:
Loss from continuing operations before discontinued operations attributable to common stockholders	$(6,849)	$(12,969)	$(6,018)	$(23,001)
Denominator:
Class A common stock	40,572	40,064	39,587	39,086
Class B common stock	988	988	988	988
Unvested restricted stock	(88)	(115)	(159)	(130)
Effect of weighted average shares outstanding	(239)	(295)	(154)	(124)
Weighted average common shares outstanding	41,233	40,642	40,262	39,820
Antidilutive potentially issuable shares	2,442	2,259	2,178	2,190
18.     RELATED PARTY TRANSACTIONS
Services
During fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, we retained the services of Casella Construction, Inc. ("CCI"), a company wholly owned by sons of John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 were $4,024, $1,341, $5,562 and $7,818, respectively, of which $18 and $28 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2016 and December 31, 2015, respectively.
In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 were $307, $415, $29 and $48, respectively. CCI also contributed $350 in cash and $390 in non-compensable services for work performed at the Southbridge Landfill to assist in the remediation of the site. See Note 15, Other Items and Charges for discussion over the Southbridge Landfill environmental remediation.

Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The leases have since been extended through April 2018 with a five year option to extend the terms. The terms of the lease agreements require monthly payments of approximately $28. Total expense charged to operations for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014 under these agreements was $371, $384, $263 and $386, respectively.
Landfill Post-closure
We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until the fiscal year ending December 31, 2024. In fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, we paid $10, $9, $8, and $8, respectively, pursuant to this agreement. As of December 31, 2016 and December 31, 2015, we have accrued $70 and $75, respectively, for costs associated with its post-closure obligations.
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
19.     SEGMENT REPORTING
We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, major account and industrial services, discontinued operations, and earnings from equity method investees, as applicable, are included in our Other segment.
Fiscal Year Ended December 31, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$176,539	$45,728	$27,036	$9,697	$(16)	$18,363	$17,429	$202,420
Western	233,168	67,985	27,511	30,576	(248)	31,637	88,426	327,628
Recycling	52,911	1,003	4,212	2,542	156	2,218	12,316	49,931
Other	102,412	1,615	3,097	2,130	38,760	2,020	1,728	51,533
Eliminations	—	(116,331)	—	—	—	—	—	—
Total	$565,030	$—	$61,856	$44,945	$38,652	$54,238	$119,899	$631,512
Fiscal Year Ended December 31, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$167,467	$43,560	$25,977	$7,338	$(200)	$24,840	$17,429	$212,922
Western	231,951	68,284	29,488	26,035	165	20,282	87,503	318,730
Recycling	46,338	995	4,480	(2,406)	25	1,770	12,315	49,355
Other	100,744	1,014	2,759	899	40,100	3,103	1,729	52,662
Eliminations	—	(113,853)	—	—	—	—	—	—
Total	$546,500	$—	$62,704	$31,866	$40,090	$49,995	$118,976	$633,669

Eight Months Ended December 31, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$108,423	$31,840	$17,195	$3,434	$(315)	$27,354	$17,429	$211,020
Western	156,877	50,235	19,775	18,840	(6)	21,884	87,697	333,028
Recycling	33,741	(175)	2,876	(238)	—	3,016	12,315	52,016
Other	69,333	1,763	1,639	74	25,713	2,807	1,729	62,135
Eliminations	—	(83,663)	—	—	—	—	—	—
Total	$368,374	$—	$41,485	$22,110	$25,392	$55,061	$119,170	$658,199
Fiscal Year Ended April 30, 2014

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$147,330	$38,946	$24,961	$(1,105)	$(272)	$19,870	$17,429	$200,235
Western	216,911	70,809	28,693	13,298	112	20,471	87,666	331,304
Recycling	43,825	(139)	4,262	(2,435)	—	1,111	12,315	49,652
Other	89,567	2,019	2,423	2,158	38,023	4,507	1,729	57,094
Eliminations	—	(111,635)	—	—	—	—	—	—
Total	$497,633	$—	$60,339	$11,916	$37,863	$45,959	$119,139	$638,285
Amount of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended December 31,				Eight Months Ended December 31, 2014		Fiscal Year Ended April 30, 2014
	2016		2015
Collection	$249,640	44.2%	$238,301	43.6%	$157,809	42.8%	$225,441	45.3%
Disposal	154,211	27.3%	156,536	28.6%	102,304	27.8%	128,778	25.9%
Power generation	5,921	1.0%	6,796	1.2%	5,049	1.4%	9,512	1.9%
Processing	6,282	1.1%	6,061	1.1%	6,643	1.8%	8,852	1.8%
Solid waste operations	416,054	73.6%	407,694	74.5%	271,805	73.8%	372,583	74.9%
Organics	41,587	7.4%	39,134	7.2%	27,012	7.3%	37,829	7.6%
Customer solutions	54,478	9.6%	53,334	9.8%	35,816	9.7%	43,396	8.7%
Recycling	52,911	9.4%	46,338	8.5%	33,741	9.2%	43,825	8.8%
Total revenues	$565,030	100.0%	$546,500	100.0%	$368,374	100.0%	$497,633	100.0%

20.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of certain items in the consolidated statements of operations by quarter. The impact of discontinued operations, as described in Note 16, Divestiture Transactions and Discontinued Operations is included in all periods in the tables below.

Fiscal Year 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$125,432	$144,670	$151,133	$143,795
Operating income	$1,974	$15,596	$17,378	$9,997
Net (loss) income	$(7,614)	$5,192	$7,537	$(11,973)
Net (loss) income attributable to common stockholders	$(7,608)	$5,195	$7,537	$(11,973)
Earnings per common share:				—
Basic weighted average common shares outstanding	40,996	41,132	41,377	41,422
Basic earnings per share	$(0.19)	$0.13	$0.18	$(0.29)
Diluted weighted average common shares outstanding	40,996	41,598	42,287	41,422
Diluted earnings per share	$(0.19)	$0.12	$0.18	$(0.29)

Fiscal Year 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$116,577	$143,714	$146,185	$140,024
Operating income	$3,126	$11,342	$12,696	$4,702
Net (loss) income	$(7,963)	$943	$2,259	$(7,020)
Net (loss) income attributable to common stockholders	$(9,271)	$1,025	$2,296	$(7,019)
Earnings per common share:
Basic weighted average common shares outstanding	40,417	40,447	40,810	40,889
Basic earnings per share	$(0.23)	$0.03	$0.06	$(0.17)
Diluted weighted average common shares outstanding	40,417	40,846	41,283	40,889
Diluted earnings per share	$(0.23)	$0.03	$0.06	$(0.17)
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
The independent registered public accounting firm’s related audit report is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Company” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under the section captioned “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016 (the "Proxy Statement"), under the sections captioned "Board of Directors", "Corporate Governance" and "Ownership of Our Common Stock".
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from the Proxy Statement under the sections captioned "Executive and Director Compensation and Related Matters" and "Corporate Governance".
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item (except for the information required with respect to equity compensation plan information, which is set forth under “Equity Compensation Plan Information” below) is incorporated herein by reference from the Proxy Statement under the section captioned “Ownership of Our Common Stock".
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	2,126,162	$6.13	2,673,515
Equity compensation plans not approved by security holders	—	—	—
Total	2,126,162		2,673,515

(1)
Performance stock units, including market-based performance stock units, and market-based performance stock options are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 227 shares of Class A common stock.

(2)	The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.

(3)
Includes 2,489,200 shares of our Class A common stock issuable under our 2016 Incentive Plan and 184,315 shares of our Class A common stock issuable under our Amended and Restated 1997 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the Proxy Statement under the section captioned "Corporate Governance".
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the Proxy Statement under the section captioned "Ratification of the Appointment of Independent Auditors".

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.
Consolidated Statements of Operations for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014.
Consolidated Statements of Comprehensive Loss for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014.
Consolidated Statements of Stockholders’ Equity (Deficit) for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014.
Consolidated Statements of Cash Flows for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: March 2, 2017	By: /s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive Officer	March 2, 2017
John W. Casella	(Principal Executive Officer)

/s/ Edmond R. Coletta	Senior Vice President and Chief Financial Officer	March 2, 2017
Edmond R. Coletta	(Principal Financial Officer)

/s/ Christopher B. Heald	Vice President and Chief Accounting Officer	March 2, 2017
Christopher B. Heald	(Principal Accounting Officer)

/s/ Douglas R. Casella	Director	March 2, 2017
Douglas R. Casella

/s/ Joseph G. Doody	Director	March 2, 2017
Joseph G. Doody

/s/ Gregory B. Peters	Director	March 2, 2017
Gregory B. Peters

/s/ James F. Callahan, Jr.	Director	March 2, 2017
James F. Callahan, Jr.

/s/ James E. O’Connor	Director	March 2, 2017
James E. O’Connor

/s/ William P. Hulligan	Director	March 2, 2017
William P. Hulligan

/s/ Michael K. Burke	Director	March 2, 2017
Michael K. Burke

/s/ Emily Nagle Green	Director	March 2, 2017
Emily Nagle Green

FINANCIAL STATEMENT SCHEDULES
Schedule II
Valuation Accounts
Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended December 31,		Eight Months Ended December 31, 2014	Fiscal Year Ended April 30, 2014
	2016	2015
Balance at beginning of period	$988	$2,153	$1,672	$1,332
Additions—charged to expense	1,107	1,344	1,524	1,586
Deductions—bad debts written off, net of recoveries	(1,026)	(2,509)	(1,043)	(1,246)
Balance at end of period	$1,069	$988	$2,153	$1,672

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description
4.9
Loan Agreement, dated as of December 1, 2014, between New York State Environmental Facilities Corporation and Casella (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on December 18, 2014 (file no. 000-23211)).

4.10
NYSEFC Amended and Restated Guaranty Agreement, dated as of June 1, 2016, by and between the guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on June 2, 2016 (file no. 000-23211)).

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

4.17
Second Amendment dated as of February 1, 2017 to Financing Agreement dated as of December 1, 2005, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella (incorporated herein b reference to Exhibit 4.2 to the current report on Form 8-K as filed on February 7, 2017 (file no. 000-23211)).

4.18
FAME Amended and Restated Guaranty Agreement, dated as of February 1, 2017, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on February 7, 2017 (file no. 000-23211)).

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

10.13*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 8-K of Casella as filed on March 2, 2016 (file no. 000-023211)).

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

10.21
Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (adopted March 1, 2016) (employee with employment contract) (incorporated herein b reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.22
Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (adopted March 1, 2016) (employee with no employment contract) (incorporated herein b reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

Exhibit No.	Description

10.23
Amended and Restated Credit Agreement, dated as of March 18, 2011, by and among Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as Lender, and the other lenders party thereto, Casella and Casella’s subsidiaries identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 24, 2011 (file no. 000-23211)).

10.24
First Amendment to Amended and Restated Credit Agreement and Consent, dated as of April 27, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.50 to the annual report on Form 10-K of Casella as filed on June 28, 2012 (file no. 000-23211)).

10.25
Second Amendment to Amended and Restated Credit Agreement and Consent, dated as of September 20, 2012, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on December 4, 2012 (file no. 000-23211)).

10.26
Third Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2013, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on June 26, 2013 (file no. 000-23211)).

10.27
Loan and Security Agreement, dated as of February 27, 2015, among Casella, the subsidiaries of Casella identified therein and Bank of America, N.A., as agent for the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 3, 2015 (file no. 00-23211)).

10.28
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

10.29*
Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

10.30*
Letter Agreement between Casella and Edwin D. Johnson dated as of February 12, 2013 (incorporated herein by reference to Exhibit 10.26 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.31*
Employment Agreement between Casella and David L. Schmitt dated as of May 31, 2006, as amended (incorporated herein by reference to Exhibit 10.27 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.32*
Employment Agreement between Casella and Edmond Coletta dated as of September 1, 2012 (incorporated herein by reference to Exhibit 10.28 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.33*
Employment Agreement between Casella and Christopher B. Heald dated as of March 1, 2016 (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.34
Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella, amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.29 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.35
Credit Agreement, dated as of October 17, 2016, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein and Bank of America, N.A., as agent for the lender party thereto (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K as filed October 17, 2016 (file no. 000-23211).

10.36*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211).

10.37*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Casella as filed on November 17, 2016 (file No. 333-214683)).

Exhibit No.	Description
10.38*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.39*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.40*
Form of Performance-Based Stock Unit Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.41*
Form of Performance-Based Stock Unit Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.4 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.42*
Form of Restricted Stock Agreement under 2016 Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.43*
Form of Incentive Stock Option Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.6 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.44*
Form of Nonstatutory Stock Option Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.7 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.45*
Form of Incentive Stock Option Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.8 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.46*
Form of Nonstatutory Stock Option Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.9 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.47*
Form of Performance-Based Stock Option Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.10 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.48*
Form of Performance-Based Stock Option Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.11 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

12.1 +	Statement of Computation of Ratio of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1 +	Subsidiaries of Casella Waste Systems, Inc.

23.1 +	Consent of RSM US LLP

31.1 +	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 +	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
____________________
+     Filed Herewith
*     This is a management contract or compensatory plan or arrangement.
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, (iii) Consolidated Statements of Comprehensive Loss for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, (iv) Consolidated Statement of Stockholders’ Equity (Deficit) for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, (v) Consolidated Statements of Cash Flows for fiscal year 2016, fiscal year 2015, transition period 2014 and fiscal year 2014, and (vi) Notes to Consolidated Financial Statements.