Form 10-Q
period 2017-03-31
CASELLA WASTE SYSTEMS INC
filed 2017-05-05
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 28, 2017:

Class A common stock, $0.01 par value per share:	40,891,927
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,226	$2,544
Accounts receivable - trade, net of allowance for doubtful accounts of $645 and $1,069, respectively	55,627	61,196
Refundable income taxes	618	654
Prepaid expenses	7,851	7,989
Inventory	5,338	4,915
Other current assets	1,075	1,290
Total current assets	72,735	78,588
Property, plant and equipment, net of accumulated depreciation and amortization of $850,962 and $837,122, respectively	393,744	398,466
Goodwill	119,936	119,899
Intangible assets, net	7,472	7,696
Restricted assets	1,039	1,002
Cost method investments	12,333	12,333
Other non-current assets	13,990	13,528
Total assets	$621,249	$631,512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$4,669	$4,686
Accounts payable	40,512	44,997
Accrued payroll and related expenses	4,610	12,505
Accrued interest	2,413	4,654
Current accrued capping, closure and post-closure costs	705	668
Other accrued liabilities	16,572	14,916
Total current liabilities	69,481	82,426
Long-term debt and capital leases, less current portion	503,743	503,961
Accrued capping, closure and post-closure costs, less current portion	44,897	43,539
Deferred income taxes	6,104	6,178
Other long-term liabilities	20,201	19,958
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 40,892,000 and 40,572,000 shares issued and outstanding, respectively	409	406
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	350,046	348,434
Accumulated deficit	(373,532)	(373,308)
Accumulated other comprehensive loss	(86)	(68)
Total Casella Waste Systems, Inc. stockholders' deficit	(23,153)	(24,526)
Noncontrolling interests	(24)	(24)
Total stockholders' deficit	(23,177)	(24,550)
Total liabilities and stockholders' deficit	$621,249	$631,512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2017	2016
Revenues	$133,802	$125,432
Operating expenses:
Cost of operations	94,544	90,418
General and administration	18,845	18,587
Depreciation and amortization	13,849	14,453
	127,238	123,458
Operating income	6,564	1,974
Other expense (income):
Interest income	(69)	(104)
Interest expense	6,450	10,030
Loss (gain) on debt extinguishment	472	(48)
Other income	(81)	(141)
Other expense, net	6,772	9,737
Loss before income taxes	(208)	(7,763)
Provision (benefit) for income taxes	16	(149)
Net loss	(224)	(7,614)
Less: Net loss attributable to noncontrolling interests	—	(6)
Net loss attributable to common stockholders	$(224)	$(7,608)
Basic and diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	41,584	40,996
Basic and diluted earnings per common share	$(0.01)	$(0.19)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(224)	$(7,614)
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(44)	—
Interest rate swap amounts reclassified into interest expense	69	—
Unrealized loss resulting from changes in fair value of derivative instruments	(66)	—
Unrealized gain (loss) resulting from changes in fair value of marketable securities	23	(83)
Other comprehensive loss, before tax	(18)	(83)
Income tax expense related to items of other comprehensive loss	—	—
Other comprehensive loss, net of tax	(18)	(83)
Comprehensive loss	(242)	(7,697)
Less: Comprehensive loss attributable to noncontrolling interests	—	(6)
Comprehensive loss attributable to common stockholders	$(242)	$(7,691)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2016	$(24,550)	40,572	$406	988	$10	$348,434	$(373,308)	$(68)	$(24)
Net loss	(224)	—	—	—	—	—	(224)	—	—
Other comprehensive loss	(18)	—	—	—	—	—	—	(18)	—
Issuances of Class A common stock	358	320	3	—	—	355	—	—	—
Stock-based compensation	1,257	—	—	—	—	1,257	—	—	—
Balance, March 31, 2017	$(23,177)	40,892	$409	988	$10	$350,046	$(373,532)	$(86)	$(24)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(224)	$(7,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,849	14,453
Depletion of landfill operating lease obligations	1,764	1,950
Interest accretion on landfill and environmental remediation liabilities	965	886
Amortization of debt issuance costs and discount on long-term debt	646	1,040
Stock-based compensation	1,257	722
Gain on sale of property and equipment	(84)	(203)
Loss (gain) on debt extinguishment	472	(48)
Deferred income taxes	(74)	100
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	5,569	7,133
Accounts payable	(4,485)	(6,112)
Prepaid expenses, inventories and other assets	(145)	(1,492)
Accrued expenses and other liabilities	(8,834)	(9,091)
Net cash provided by operating activities	10,676	1,724
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(414)	—
Acquisition related additions to property, plant and equipment	(58)	—
Additions to property, plant and equipment	(8,634)	(9,848)
Payments on landfill operating lease contracts	(977)	(500)
Proceeds from sale of property and equipment	84	359
Net cash used in investing activities	(9,999)	(9,989)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	71,200	64,300
Principal payments on long-term debt	(71,933)	(57,948)
Payments of debt issuance costs	(620)	(99)
Proceeds from the exercise of share based awards	358	—
Change in restricted cash	—	1,348
Net cash (used in) provided by financing activities	(995)	7,601
Net decrease in cash and cash equivalents	(318)	(664)
Cash and cash equivalents, beginning of period	2,544	2,312
Cash and cash equivalents, end of period	$2,226	$1,648
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,045	$16,122
Income taxes, net of refunds	$54	$101
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
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent, our wholly-owned subsidiaries and any partially owned entities over which we have a controlling financial interest, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 2, 2017.
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2017 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2017 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that may have a material effect on our consolidated financial statements upon adoption follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that are pending adoption
ASU 2017-04: Intangibles - Goodwill and Other (Topic 350)
Requires that when an entity is performing its annual, or interim, goodwill impairment test, it should compare the fair value of the reporting unit with its carrying amount when calculating its impairment charge, noting that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, if applicable, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when calculating its impairment charge.

As of December 31, 2016, we did not record a goodwill impairment charge related to our annual goodwill impairment test. Furthermore, at that time the fair value of each reporting unit exceeded its respective carrying value. If the carrying value of any of these reporting units exceeds the fair value when we perform a goodwill impairment test, we would record an impairment change equal to the amount by which the carrying value exceeds its fair value. This guidance is effective January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

ASU 2016-02: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is the obligation of the lessee to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We are currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on our consolidated financial statements and related disclosures. We are also in the process of aggregating operating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months and currently classified as operating leases. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

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

We are currently evaluating the alternative methods of adoption and the effect of this guidance on our consolidated financial statements and related disclosures. To assess the impact of this standard, our internal resources have reviewed the amended guidance and attended training to assist with interpretation of the amended guidance. We are also in the process of identifying material contracts and revenue streams that are impacted by this guidance. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

3.	BUSINESS COMBINATIONS
We acquired one solid waste collection business in our Western region during the three months ended March 31, 2017. The operating results of the acquired business are included in the accompanying unaudited consolidated statements of operations from the date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at the date of the acquisition, with the residual amount recorded as goodwill.
A summary of the purchase price for this acquisition and the allocation of the purchase price for this acquisition follows:

	Three Months Ended March 31,
	2017	2016
Purchase Price:
Cash paid for acquisitions	$414	$—
Holdback	46	—
Total	460	—
Allocated as follows:
Equipment	170	—
Intangible assets	262	—
Other liabilities, net	(9)	—
Fair value of assets acquired and liabilities assumed	423	—
Excess purchase price allocated to goodwill	$37	$—
We also acquired three transfer stations in our Western region during the quarter ended June 30, 2016 whose operating results are included in the accompanying unaudited consolidated statements of operations from the date of acquisition. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2016 follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$133,916	$126,426
Operating income	$6,577	$1,914
Net loss attributable to common stockholders	$(217)	$(7,645)
Basic earnings per share attributable to common stockholders	$(0.01)	$(0.19)
Basic weighted average common shares outstanding	41,584	40,996
The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2016 or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

4.	GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2016	Acquisitions	March 31, 2017
Eastern region	$17,429	$—	$17,429
Western region	88,426	37	88,463
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$119,899	$37	$119,936

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, March 31, 2017
Intangible assets	$17,624	$16,304	$33,928
Less accumulated amortization	(16,517)	(9,939)	(26,456)
	$1,107	$6,365	$7,472

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2016
Intangible assets	$17,594	$16,071	$33,665
Less accumulated amortization	(16,402)	(9,567)	(25,969)
	$1,192	$6,504	$7,696
Intangible amortization expense was $487 during the three months ended March 31, 2017, as compared to $524 during the three months ended March 31, 2016.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2016 and thereafter follows:

Estimated Future Amortization Expense as of March 31, 2017
Fiscal year ending December 31, 2017	$1,455
Fiscal year ending December 31, 2018	$1,741
Fiscal year ending December 31, 2019	$1,366
Fiscal year ending December 31, 2020	$1,168
Fiscal year ending December 31, 2021	$910
Thereafter	$832

5.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE
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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$44,207	$41,041
Obligations incurred	556	526
Accretion expense	965	886
Obligations settled (1)	(126)	(198)
Ending balance	$45,602	$42,255

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

6.	LONG-TERM DEBT
A summary of long-term debt and capital leases by debt instrument follows:

	March 31, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Credit Facility due October 2021; bearing interest at LIBOR plus 2.75% and 3.00%, respectively	$63,000	$62,600
Term Loan B Facility due October 2023; bearing interest at LIBOR plus 3.00%	349,125	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018; bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017; bore interest at 6.25%	—	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - bore interest at SIFMA Index	—	3,600
Other:
Capital leases maturing through April 2023; bearing interest at up to 7.70%	5,318	5,534
Notes payable maturing through January 2021; bearing interest at up to 7.00%	407	449
Principal amount of long-term debt and capital leases	524,850	525,583
Less—unamortized discount and debt issuance costs (1)	16,438	16,936
Long-term debt and capital leases less unamortized discount and debt issuance costs	508,412	508,647
Less—current maturities of long-term debt	4,669	4,686
	$503,743	$503,961

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	March 31, 2017	December 31, 2016
Revolving Credit Facility	$4,709	$4,965
Term Loan B Facility (including unamortized discount of $1,655 and $1,712)	7,462	7,718
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,174	1,221
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	556	571
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	666	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	743	760
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	597	605
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	531	563
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	—	31
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	—	502
	$16,438	$16,936

Financing Activities
Term Loan B Facility
In April 2017, we entered into the first amendment (“Repricing Amendment”) to our $350,000 aggregate principal amount term loan B facility ("Term Loan B Facility") and $160,000 revolving line of credit facility (“Revolving Credit Facility” and, together with the Term Loan B Facility, the "Credit Facility"). The Repricing Amendment decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings. The applicable interest rate margin will continue to be determined based on our consolidated net leverage ratio, with the interest currently set at 2.75% for LIBOR borrowings (with a 1.00% LIBOR floor), and 1.75% for base rate borrowings. The applicable interest rate will be reduced to 2.50% for LIBOR borrowings (with a 1.00% LIBOR floor), and 1.50% for base rate borrowings upon us reaching a consolidated net leverage ratio of 3.75x or less.
Maine Bonds
In the three months ended March 31, 2017, we completed the remarketing of $3,600 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”) and $21,400 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into one series of $25,000 aggregate principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”). The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum until they mature on January 1, 2025.
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $472 in the three months ended March 31, 2017, as compared to a gain on debt extinguishment of $(48) during the three months ended March 31, 2016, associated with the following:

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in the three months ended March 31, 2017; and

•
the below par repurchase price, net of the write off of debt issuance costs and unamortized original issue discount in proportion with the settlement amount, associated with the early retirement of a portion of our 7.75% senior subordinated notes due February 2019 in the three months ended March 31, 2016.

Cash Flow Hedges
In the three months ended March 31, 2017, we entered into three interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these agreements is $60,000 and requires us to receive interest based on changes in the 1-month LIBOR index with a 1.0% floor and pay interest at a weighted average rate of approximately 1.95%. Two of the agreements, with a total notional amount of $35,000, mature in February 2021, and the final agreement, with a total notional amount of $25,000, matures in February 2022. We have designated these derivative instruments as cash flow hedges.
In accordance with the derivatives and hedging guidance in FASB ASC 815 - Derivatives and Hedging, the effective portions of the changes in fair values of interest rate swaps have been recorded in equity as a component of accumulated other comprehensive loss, net of tax. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in accumulated other comprehensive loss, net of tax. Amounts are reclassified from accumulated other comprehensive loss, net of tax into earnings in the same period or periods during which the hedged transaction effects earnings.
As of March 31, 2017, we have recorded a derivative asset with a fair value of $388 in other non-current assets and a derivative liability with a fair value of $454 in other accrued liabilities associated with these cash flow hedges.

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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20.
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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town, the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws ("Chapter 21E") demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. As of March 31, 2017, we have incurred total costs of approximately $2,809. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.

In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill, indicating its intent to file suit against us alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups allege that we have violated the Acts, and that they intend to seek appropriate relief in federal court for those alleged violations. We believe it is reasonably possible that a loss will occur as a result of these potential matters although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for costs or liabilities associated with these possible suits relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
While no suit has yet been filed against us or the Town related to the foregoing, we entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton Chapter 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts, alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking declaratory judgment of Steadfast’s obligations under the Policy. We are in the discovery phase of this litigation.
The costs and liabilities we may be required to incur in connection with the foregoing could be material to our results of operations, our cash flows and our financial condition. We are continuing to pursue development of the Southbridge Landfill, and we believe that the commitments that we have undertaken in the ACO are specifically in furtherance of the development of limited short-term expansion of the Southbridge Landfill and our efforts to develop longer-term new landfill capacity in the Town. We believe that our commitments in the ACO will allow us to continue to develop good faith relationships with MADEP, the Town, and abutting communities. Nevertheless, we are carefully evaluating the impact and potential impact of the foregoing matters, together with estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill, and any potential future landfill, against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. It is possible that based on these ongoing anlyses we may conclude that closing the Southbridge Landfill and/or terminating our development efforts, is in our best economic interest. While no conclusions have been reached at this time and we continue to be committed to the expansion process, we are acting to prudently manage waste volumes into the Southbridge Landfill to prolong the useful life of the Southbridge Landfill in the event we are unsuccessful in obtaining the expansion permits or choose to modify or withdraw our permit application due to our estimate of the economic benefit of the expansion relative to costs.

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
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.5%. The environmental remediation liability associated with the Potsdam site as of each of March 31, 2017 and December 31, 2016 is $5,866.

8.	STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2017, there were 1,927 Class A common stock equivalents available for future grant under the 2016 Plan.
Stock Options
Stock options are granted at a price equal to the prevailing fair value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one year to four year period from the date of grant.
The fair value of each stock option granted, with the exception of market-based performance stock option grants, is estimated using a Black-Scholes option-pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term stock option holders will retain their vested stock options before exercising them and the estimated volatility of our Class A common stock price over the expected term. The fair value of each market-based performance stock option granted is estimated using a Monte Carlo option-pricing model, which also requires extensive use of accounting judgment and financial estimation, including estimates of the expected term stock option holders will retain their vested stock options before exercising them and the estimated volatility of our Class A common stock price over the expected term, but also including estimates of share price appreciation plus the value of dividends of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.

A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,115	$6.13
Granted	—	$—
Exercised	(33)	$11.01
Forfeited	(2)	$4.06
Outstanding, March 31, 2017	1,080	$5.98	5.7	$8,787
Exercisable, March 31, 2017	747	$5.51	4.5	$6,431
Unvested, March 31, 2017	373	$7.62	8.4	$2,421

(1)
Market-based performance stock options are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 40 shares of Class A common stock currently included in unvested.

Stock-based compensation expense for stock options was $171 during the three months ended March 31, 2017, as compared to $146 during the three months ended March 31, 2016.
During the three months ended March 31, 2017, the aggregate intrinsic value of stock options exercised was $53.
As of March 31, 2017, total unrecognized stock-based compensation expense related to outstanding stock options, including market-based performance stock options assuming the attainment of maximum performance targets, was $947, which will be recognized over a weighted average period of 1.0 year.
Other Stock Awards
Restricted stock awards, restricted stock units and performance stock units, with the exception of market-based performance stock units, are granted at a price equal to the fair value of our Class A common stock at the date of grant. The fair value of each market-based performance stock unit is estimated using a Monte Carlo pricing model, which requires extensive use of accounting judgment and financial estimation, including the estimated share price appreciation plus the value of dividends of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.
Restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units, including market-based performance stock units, vest at a future date following the grant date and are based on the attainment of performance targets and market achievements, as applicable.
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,099	$7.03
Granted	407	$12.13
Class A Common Stock Vested	(288)	$5.01
Forfeited	(17)	$5.94
Outstanding, March 31, 2017	1,201	$9.20	1.9	$5,936
Unvested, March 31, 2017	1,563	$9.97	2.0	$6,539

(1)
Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 362 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,058 during the three months ended March 31, 2017, as compared to $550 during the three months ended March 31, 2016.
During the three months ended March 31, 2017, the total fair value of other stock awards vested was $3,408.
As of March 31, 2017, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $4,704, which will be recognized over a weighted average period of 1.7 years. As of March 31, 2017, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $7,700 to be recognized over a weighted average period of 2.2 years.
The weighted average fair value of market-based performance stock units granted during the three months ended March 31, 2017 was $12.51 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 1.45% and an expected volatility of 32.80% assuming no expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $28 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2017, as compared to $26 during the three months ended March 31, 2016.
Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

	Marketable Securities	Interest Rate Swaps
Balance, December 31, 2016	$(68)	$—
Other comprehensive income (loss) before reclassifications	23	(110)
Amounts reclassified from accumulated other comprehensive income (loss)	—	69
Net current-period other comprehensive income (loss)	23	(41)
Balance, March 31, 2017	$(45)	$(41)
A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended March 31,
	2017	2016
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	69	—	Interest expense
	69	—	Loss before income taxes
	—	—	Provision (benefit) for income taxes
	$69	$—	Net loss

9.	EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$(224)	$(7,608)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	40,892	40,243
Class B common stock	988	988
Unvested restricted stock	(88)	(115)
Effect of weighted average shares outstanding	(208)	(120)
Basic and diluted weighted average common shares outstanding	41,584	40,996
Anti-dilutive potentially issuable shares	2,683	2,445

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable - trade and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted cash and investments held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below was calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps.

Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivatives	$—	$388	$—
Restricted investments - landfill closure	1,039	—	—
Total	$1,039	$388	$—
Liabilities:
Interest rate derivatives	$—	$454	$—

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments - landfill closure	$1,002	$—	$—
Fair Value of Debt
As of March 31, 2017, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $104,308 and the carrying value was $107,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of March 31, 2017, the fair value of our Term Loan B Facility was approximately $351,743 and the carrying value was $349,125. The fair value of the Term Loan B Facility is considered to be Level 2 within the fair value hierarchy as its fair value is based off of quoted market prices in a principal to principal market with limited public information. As of March 31, 2017, the fair value of our Revolving Credit Facility approximated its carrying value of $63,000 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs.
Although we have determined the estimated fair value amounts of the Term Loan B Facility, FAME Bonds 2005R-3, FAME Bonds 2015, Vermont Bonds, New York Bonds 2014, New York Bonds 2016 and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

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

Three Months Ended March 31, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income	Total assets
Eastern	$38,686	$9,522	$5,404	$21	$197,817
Western	54,144	15,781	6,604	4,089	324,262
Recycling	16,635	(244)	1,004	1,583	50,138
Other	24,337	374	837	871	49,032
Eliminations	—	(25,433)	—	—	—
Total	$133,802	$—	$13,849	$6,564	$621,249
Three Months Ended March 31, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$38,987	$9,536	$6,190	$(788)	$209,315
Western	52,462	14,852	6,490	2,993	312,369
Recycling	10,638	631	1,092	(1,074)	48,042
Other	23,345	280	681	843	50,680
Eliminations	—	(25,299)	—	—	—
Total	$125,432	$—	$14,453	$1,974	$620,406

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2017	2016
Collection	$59,838	$57,851
Disposal	31,281	32,253
Power generation	1,352	1,707
Processing	1,660	973
Solid waste operations	94,131	92,784
Organics	9,214	8,935
Customer solutions	13,822	13,075
Recycling	16,635	10,638
Total revenues	$133,802	$125,432

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2017.
This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including:

•	the projected development of additional disposal capacity or expectations regarding permits for existing capacity;

•	the outcome of any legal or regulatory matter;

•	expected liquidity and financing plans;

•	expected future revenues, operations, expenditures and cash needs;

•	fluctuations in the commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•	projected future obligations related to final capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•	our ability to use our net operating losses and tax positions;

•	our ability to service our debt obligations;

•	the recoverability or impairment of any of our assets or goodwill;

•	estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans or price and volume assumptions;

•	potential business combinations or divestitures; and

•	projected improvements to our infrastructure and the impact of such improvements on our business and operations.
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
As of April 15, 2017, we owned and/or operated 32 solid waste collection operations, 46 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2017		2016
Collection	$59.8	44.7%	$57.8	46.1%	$2.0
Disposal	31.3	23.4%	32.3	25.7%	(1.0)
Power	1.4	1.0%	1.7	1.4%	(0.3)
Processing	1.6	1.3%	1.0	0.8%	0.6
Solid waste	94.1	70.4%	92.8	74.0%	1.3
Organics	9.3	6.9%	8.9	7.1%	0.4
Customer solutions	13.8	10.3%	13.1	10.4%	0.7
Recycling	16.6	12.4%	10.6	8.5%	6.0
Total revenues	$133.8	100.0%	$125.4	100.0%	$8.4

A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2017 vs. 2016
	Amount	% of Growth
Price	$2.2	1.8%
Volume	(1.4)	(1.1)%
Commodity price and volume	0.2	0.2%
Acquisitions and divestitures	0.3	0.2%
Solid waste revenues	$1.3	1.1%
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.4 million from favorable collection pricing; and

•	$0.8 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$(2.1) million from lower disposal volumes (of which $(1.5) million relates to lower landfill volumes, including the diversion of certain lower priced tons from our Southbridge landfill, $(0.4) million relates to lower transportation volumes, and $(0.2) million relates to lower transfer station volumes); partially offset by

•	$0.6 million from higher collection volumes; and

•	$0.1 million from higher processing volumes.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$0.6 million from favorable processing commodity pricing and higher processing volumes; partially offset by

•	$(0.4) million from unfavorable landfill gas-to-energy pricing and lower landfill gas-to-energy volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly solid waste revenues growth is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016 and a collection operation in the three months ended March 31, 2017.
Organics revenues
Quarterly organics revenues increased $0.4 million as the result of higher volumes.
Customer Solutions revenues
Quarterly customer solutions revenues increased $0.7 million as the result of higher volumes.

Recycling revenues
Quarterly recycling revenues increased as a result of the following:

•	$7.3 million from favorable commodity pricing in the marketplace; and

•	$0.4 million from higher commodity volumes; partially offset by

•	$(1.7) million from lower tipping fees, as we reduced our variable tipping fees at facilities as commodity prices increased.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2017		2016
Cost of operations	$94.5	70.7%	$90.4	72.1%	$4.1
General and administration	$18.8	14.1%	$18.6	14.8%	$0.2
Depreciation and amortization	$13.8	10.4%	$14.5	11.5%	$(0.7)
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
The period-to-period change in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $2.2 million quarterly due to the following:

•	higher disposal costs associated with increased volumes in our Organics and Customer Solutions lines-of-business;

•	higher disposal costs associated with increased collection volumes;

•	higher disposal costs associated with increased transfer station volumes in our Western region; and

•	higher purchased material costs in our Recycling and Customer Solutions lines-of-business; partially offset by

•	lower hauling and transportation costs associated with decreased transportation services provided in our Western region.
Labor and related benefit costs increased $1.2 million quarterly due to the following:

•	higher healthcare costs;

•	higher labor costs associated with higher collection volumes, as well as customer growth in the Eastern region related to several new municipal contracts; and

•	higher labor costs associated with higher volumes in our Recycling line-of-business.
Fuel costs increased $0.3 million quarterly due primarily to higher diesel fuel prices in the marketplace.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period change in general and administration expense can be primarily attributed to higher equity compensation expense of $0.5 million associated with market-based performance stock option and market-based performance stock unit grants, the majority of which were not outstanding as of March 31, 2016, partially offset by lower bad debt expense of $(0.4) million.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2017		2016
Depreciation	$8.1	6.1%	$8.4	6.7%	$(0.3)
Landfill amortization	5.3	4.0%	5.5	4.4%	(0.2)
Other amortization	0.4	0.3%	0.6	0.4%	(0.2)
	$13.8	10.4%	$14.5	11.5%	$(0.7)
The period-to-period change in depreciation and amortization expense can be primarily attributed to the timing of capital expenditures and related make-up of fixed assets, lower landfill volumes, and the makeup and timing of definite life intangible assets.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(3.5) million quarterly due to lower average debt balances and changes to our capitalization structure. Specifically, since December 31, 2015 we completed the following transactions:

•
we completed the refinancing of our senior secured asset-based revolving credit and letter of credit facility ("ABL Facility") with our credit facility, which consists of a $350.0 million term loan B facility ("Term Loan B Facility") and a $160.0 million revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan B Facility, the "Credit Facility") and repaid in full our ABL Facility in October 2016;

•	we repurchased or redeemed, as applicable, $366.1 million of our most expensive debt, the 7.75% senior subordinated notes due February 2019 ("2019 Notes"), between June 2016 and October 2016;

•	we completed the issuance of $15.0 million of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) in June 2016; and

•
we remarketed $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”) and $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into one series of $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) in February 2017.

Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $0.5 million in the three months ended March 31, 2017, as compared to a gain on debt extinguishment of $(0.1) million during the three months ended March 31, 2016 associated with the following transactions:

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into FAME Bonds 2005R-3 in the three months ended March 31, 2017; and

•
the below par repurchase price, net of the write off of debt issuance costs and unamortized original issue discount in proportion with the settlement amount, associated with the early retirement of a portion of the 2019 Notes.

Provision (Benefit) for Income Taxes
Income taxes increased $0.2 million quarterly from a benefit for income taxes of $(0.1) million in the three months ended March 31, 2016. The provision for income taxes in the three months ended March 31, 2017 and March 31, 2016 includes $(0.1) million and $0.1 million, respectively, of deferred tax provision due mainly to an increase in the deferred tax liability for indefinite lived assets, offset in the three months ended March 31, 2017 by additional minimum tax credit carryforward with no expiration and requiring no valuation allowance. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, that portion of the deferred tax provisions cannot be used as a future source of taxable income against which to benefit deferred tax assets.
Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
Segment	2017	2016
Eastern	$38.7	$39.0	$(0.3)
Western	54.1	52.5	1.6
Recycling	16.6	10.6	6.0
Other	24.4	23.3	1.1
Total revenues	$133.8	$125.4	$8.4
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2017 vs. 2016
	Amount	% of Growth
Price	$0.9	2.4%
Volume	(0.9)	(2.5)%
Commodity price and volume	(0.3)	(0.7)%
Solid waste revenues	$(0.3)	(0.8)%
Price.
The price change component in quarterly solid waste revenues decline is the result of the following:

•	$0.6 million from favorable collection pricing; and

•	$0.3 million from favorable disposal pricing related to transfer stations and landfills.

Volume.
The volume change component in quarterly solid waste revenues decline is the result of the following:

•	$(1.2) million from lower disposal volumes (of which $(0.9) million relates to lower landfill volumes and $(0.4) million relates to lower transfer station volumes); partially offset by

•	$0.3 million from higher collection volumes.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues decline is the result of $(0.3) million from decreased landfill gas-to-energy pricing and lower volumes.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2017 vs. 2016
	Amount	% of Growth
Price	$1.3	2.4%
Volume	(0.4)	(0.7)%
Commodity price and volume	0.4	0.9%
Acquisitions & divestitures	0.3	0.6%
Solid waste revenues	$1.6	3.2%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$0.8 million from favorable collection pricing; and

•	$0.5 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$(0.7) million from lower disposal volumes (of which $(0.6) million relates to lower landfill volumes, $(0.3) million relates to lower transportation volumes and $0.2 million relates to higher transfer station volumes); partially offset by

•	$0.3 million from higher collection volumes.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$0.4 million from favorable commodity and energy pricing and higher volumes within our processing operations, partially offset by lower volumes within our landfill gas-to-energy operations.
Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly solid waste revenues growth is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016 and a collection operation in the three months ended March 31, 2017.

Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
Segment	2017	2016
Eastern	$—	$(0.8)	$0.8
Western	4.1	3.0	1.1
Recycling	1.6	(1.1)	2.7
Other	0.9	0.9	—
Total operating income	$6.6	$2.0	$4.6
Eastern Region
Operating loss decreased $0.8 million quarterly as our operating performance in the three months ended March 31, 2017 improved due to the following cost changes more than offsetting lower revenues outlined above:
Cost of operations: Cost of operations decreased $(0.3) million quarterly due to the following:

•	lower direct operational costs (associated with lower host and royalty fees, lower landfill operating lease amortization on lower tons, and lower gas control and other landfill operating costs); and

•	lower facility and fleet maintenance costs; partially offset by

•	higher direct labor costs associated with higher collection volumes, as well as customer growth related to several new municipal contracts, and higher healthcare costs; and

•	higher diesel fuel costs on higher volumes and prices in the marketplace.
General and administration: General and administration expense remained flat quarterly as lower bad debt expense was offset by higher shared overhead costs associated with an increase in equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense decreased $(0.8) million quarterly primarily due to lower landfill amortization expense (associated with lower landfill volumes, primarily at our Southbridge landfill, and lower amortization rates at our NCES and Juniper Ridge landfills).
Western Region
Operating income increased $1.1 million quarterly as our operating performance in the three months ended March 31, 2017 improved due to the revenue changes outlined above and the following cost changes:
Cost of operations: Cost of operations increased $1.4 million quarterly due to the following:

•	higher direct operational costs associated with landfill operating costs;

•	higher disposal costs associated with increased collection and transfer station volumes;

•	higher direct labor costs associated with increased labor and healthcare costs;

•	higher facility and fleet maintenance costs; and

•	higher diesel fuel costs on higher volumes and prices in the marketplace; partially offset by

•	lower hauling and transportation costs associated with decreased transportation services provided.
General and administration: General and administration expense remained flat quarterly as lower wages and personnel costs were offset by higher shared overhead costs associated with an increase in equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $0.1 million quarterly due to higher landfill amortization expense (associated with the landfill volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with our landfills) more than offsetting lower depreciation expense attributed to the timing of capital expenditures and related make-up of fixed assets.

Recycling
Operating income increased $2.7 million quarterly from $(1.1) million in the three months ended March 31, 2016, as our operating performance in the three months ended March 31, 2017 improved due to the revenue changes discussed under Results of Operations in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following cost changes:
Cost of operations: Cost of operations increased $2.2 million quarterly due to the following:

•	higher third-party purchased material costs;

•	higher maintenance costs; and

•	higher labor costs associated with higher volumes.
General and administration: General and administration expense increased $0.3 million quarterly due primarily to higher labor costs, including incentive compensation, and higher shared overhead costs associated with an increase in equity compensation expense.
Other
Operating income remained flat quarterly as our operating performance in the three months ended March 31, 2017 improved as increased revenues in both our Organics and Customer Solutions lines-of-business discussed under Results of Operations in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” were offset by higher cost of operations associated with increased disposal and purchased material costs in our Customer Solutions line-of-business and higher disposal costs associated with volume increases in our Organics line-of-business.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, landfill site and cell closure, as well as acquisitions. We generally meet our liquidity needs from operating cash flows and borrowings from our Revolving Credit Facility.
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs, (in millions) follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$2.2	$2.5
Restricted assets:
Restricted investments - landfill closure	$1.0	$1.0
Long-term debt:
Current portion	$4.7	$4.7
Long-term portion	520.2	520.9
Total long-term debt	$524.9	$525.6
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2017	2016
Net cash provided by operating activities	$10.7	$1.7	$9.0
Net cash used in investing activities	$(10.0)	$(10.0)	$—
Net cash (used in) provided by financing activities	$(1.0)	$7.6	$(8.6)

Net cash provided by operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2017	2016
Net loss	$(0.2)	$(7.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13.8	14.5
Depletion of landfill operating lease obligations	1.8	1.9
Interest accretion on landfill and environmental remediation liabilities	1.0	0.9
Amortization of debt issuance costs and discount on long-term debt	0.6	1.0
Stock-based compensation	1.3	0.7
Gain on sale of property and equipment	(0.1)	(0.2)
Loss (gain) on debt extinguishment	0.5	—
Deferred income taxes	(0.1)	0.1
	18.6	11.3
Changes in assets and liabilities, net	(7.9)	(9.6)
Net cash provided by operating activities	$10.7	$1.7
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to the following:

•	higher revenues of $8.4 million driven by our Recycling line-of-business and our collection line-of-business; partially offset by

•	higher cost of operations of $4.1 million driven by higher third-party direct costs, higher labor and related benefit costs, and higher fuel costs.
The improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the three months ended March 31, 2017, as compared to the three months ended March 31, 2016 was the result of the following:

•	lower cash outflows associated with accounts payable and prepaid expenses, inventories and other assets;

•	lower cash outflows associated with cash interest payments running through accrued expenses and other liabilities; partially offset by

•	lower cash inflows associated with accounts receivable; and

•	higher cash outflows associated with accrued payroll and related expenses included in accrued expenses and other liabilities.

Net cash used in investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2017	2016
Acquisitions, net of cash acquired	$(0.4)	$—
Acquisition related additions to property, plant and equipment	(0.1)	—
Additions to property, plant and equipment	(8.6)	(9.8)
Payments on landfill operating lease contracts	(1.0)	(0.5)
Proceeds from sale of property and equipment	0.1	0.4
Net cash used in investing activities	$(10.0)	$(10.0)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. We acquired one solid waste collection line-of-business in the three months ended March 31, 2017 for total consideration of $0.5 million, including $0.4 million in cash.
Capital expenditures. Capital expenditures were $(1.2) million lower in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily due to timing differences, which resulted in decreased spend on various capital investments including landfill development projects.
Payments on landfill operating lease contracts. Landfill operating lease contract payments increased $0.5 million due to higher payments at our Chemung County landfill based on the terms of the operating lease contract with Chemung County, New York.
Proceeds from the sale of property and equipment. Proceeds from the sale of property and equipment decreased $(0.3) million in the three months ended March 31, 2017 due to the timing and make-up of various asset sales.
Net cash (used in) provided by financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from long-term borrowings	$71.2	$64.3
Principal payments on long-term debt	(71.9)	(57.9)
Payments of debt issuance costs	(0.6)	(0.1)
Proceeds from the exercise of share based awards	0.4	—
Change in restricted cash	—	1.3
Net cash (used in) provided by financing activities	$(1.0)	$7.6
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. We had both an increase in debt borrowings of $6.9 million and debt payments of $14.0 million in the three months ended March 31, 2017 associated primarily with the following:

•	the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in the three months ended March 31, 2017; and

•
the repurchase and retirement of $4.2 million aggregate principal amount of 2019 Notes in the three months ended March 31, 2016 in order to maximize interest savings by paying down our most expensive debt.

Payments of debt issuance costs. We made $0.6 million of debt issuance cost payments in the three months ended March 31, 2017 related to the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3.
Proceeds from the exercise of share based awards. We received $0.4 million of cash receipts associated with the exercise of stock options in the three months ended March 31, 2017.

Change in restricted cash. The change in restricted cash was a result of the following:

•
in the three months ended March 31, 2016, we used the remaining $1.3 million of restricted cash associated with the issuance of FAME Bonds 2015 to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of Maine.

Outstanding Long-Term Debt
Credit Facility
In April 2017, we entered into the first amendment (“Repricing Amendment”) to our Credit Facility agreement. The Repricing Amendment decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings. The applicable interest margin will continue to be determined based on our consolidated net leverage ratio, with interest currently set at 2.75% for LIBOR borrowings (with a 1.00% LIBOR floor) and 1.75% for base rate borrowings. The applicable interest rate will be reduced to 2.50% for LIBOR borrowings (with a 1.00% LIBOR floor), and 1.50% for base rate borrowings upon us reaching a consolidated net leverage ratio of 3.75x or less.
As of March 31, 2017, we had outstanding $349.1 million aggregate principal amount of borrowings under our Term Loan B Facility and $63.0 million aggregate principal amount of borrowings under our Revolving Credit Facility. The Term Loan B Facility has a 7-year term and, prior to the effectiveness of the Repricing Amendment, bore interest at a rate of LIBOR plus 3.00% per annum (with a 1.00% LIBOR floor) as of March 31, 2017. The Revolving Credit Facility has a 5-year term and bears interest at a rate of LIBOR plus 2.75% per annum as of March 31, 2017, which can be adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. We are also required to make scheduled quarterly payments of $0.9 million on the Term Loan B Facility in March, June, September and December of each year until maturity in October 2023. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2017, further advances were available under the Revolving Credit Facility in the amount of $74.1 million. This available amount is net of outstanding irrevocable letters of credit totaling $22.9 million as of March 31, 2017, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the Credit Facility agreement.
The Credit Facility agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2017, we were in compliance with all financial covenants contained in the Credit Facility agreement as follows (in millions):

	Twelve Months Ended March 31, 2017	Covenant Requirement at March 31, 2017
Maximum consolidated net leverage ratio (1)	4.07	5.375
Minimum interest coverage ratio	4.30	2.50

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $524.6 million as of March 31, 2017, or $524.8 million of consolidated funded debt less $0.2 million of cash and cash equivalents in excess of $2.0 million as of March 31, 2017, divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of March 31, 2017. Consolidated funded debt, net unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2017
Net cash provided by operating activities	$89.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	7.6
Gain on sale of property and equipment	0.5
Environmental remediation charge	(0.9)
Loss on debt extinguishment	(14.3)
Stock based compensation	(3.9)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	31.9
Provision for income taxes, net of deferred taxes	0.3
Adjustments as allowed by the Credit Facility agreement	18.2
Minimum consolidated EBITDA	$128.8
In addition to the financial covenants described above, the Credit Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of March 31, 2017, we were in compliance with the covenants contained in the Credit Facility agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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
Tax-Exempt Financings
New York Bonds. As of March 31, 2017, we had outstanding $40.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. In the three months ended March 31, 2017, we completed the remarketing of $3.6 million aggregate principal amount of FAME Bonds 2005R-1 and $21.4 million aggregate principal amount of FAME Bonds 2005R-2 into one series of $25.0 million aggregate principal amount of FAME Bonds 2005R-3. As of March 31, 2017, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.

As of March 31, 2017, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.
Vermont Bonds. As of March 31, 2017, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of March 31, 2017, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Limitations on Ownership of Notes
Pursuant to the provisions of the Credit Facility agreement and the FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and Vermont Bonds, no lender under the Credit Facility or beneficial holder of the FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly lend under the Credit Facility agreement or acquire FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such lender or person would hold 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of the loans under the Credit Facility agreement, FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such lender or person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the lenders under the Credit Facility agreement or beneficial holders of the FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of March 31, 2017, that dollar amount was $51.9 million.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
New Accounting Pronouncements
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
We designated the three interest rate derivative agreements as effective cash flow hedges upon inception, and therefore the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We had interest rate risk relating to approximately $352.1 million of long-term debt at March 31, 2017. The weighted average interest rate on the variable rate portion of long-term debt was approximately 3.9% at March 31, 2017. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.9 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Information about commodity price volatility market risk as of March 31, 2017 does not differ materially from that discussed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts ("Town") Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations"). Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town, the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws ("Chapter 21E") demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. As of March 31, 2017, we have incurred total costs of approximately $2.8 million. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill, indicating its intent to file suit against us alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups allege that we have violated the Acts, and that they they intend to seek appropriate relief in federal court for those alleged violations. We believe it is reasonably possible that a loss will occur as a result of these potential matters although an estimate of loss cannot be reasonably provided at this time. We believe the Town should be responsible for costs or liabilities associated with these possible suits relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.

While no suit has yet been filed against us or the Town related to the foregoing, we entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton Chapter 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts, alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking declaratory judgment of Steadfast’s obligations under the Policy. We are in the discovery phase of this litigation.
The costs and liabilities we may be required to incur in connection with the foregoing could be material to our results of operations, our cash flows and our financial condition. We are continuing to pursue the development of Southbridge Landfill, and we believe that the commitments that we have undertaken in the ACO are specifically in furtherance of the development of limited short-term expansion of the Southbridge Landfill and our efforts to develop longer-term new landfill capacity in the Town. We believe that our commitments in the ACO will allow us to continue to develop good faith relationships with MADEP, the Town, and abutting communities. Nevertheless, we are carefully evaluating the impact and potential impact of the foregoing matters, together with estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill, and any potential future landfill, against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. It is possible that based on these ongoing analyses we may conclude that closing the Southbridge Landfill and/or terminating our development efforts, is in our best economic interest. While no conclusions have been reached at this time and we continue to be committed to the expansion process, we are acting to prudently manage waste volumes into the Southbridge Landfill to prolong the useful life of the Southbridge Landfill in the event we are unsuccessful in obtaining the expansion permits or choose to modify or withdraw our permit application due to our estimate of the economic benefit of the expansion relative to costs.
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
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk free interest rate of 1.5%. The environmental remediation liability associated with the Potsdam site as of each of March 31, 2017 and December 31, 2016 is $5.9 million.

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2017, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS
The exhibits that are filed as part of this Quarterly Report on Form 10-Q or that are incorporated by reference herein are set forth in the Exhibit Index hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 5, 2017	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2017	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

4.1
Amended and Restated Guaranty Agreement, dated as of February 1, 2017, by and between the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on February 7, 2017 (file No. 000-23211)).

4.2
Second Amendment to Financing Agreement, dated as of February 1, 2017, by and between the Finance Authority of Maine and Casella Waste Systems, In.c (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on February 7, 2017 (file No. 000-23211)).

10.1
First Amendment to Credit Agreement, dated as of April 18, 2017, by and among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, the lenders party thereto and BAnk of America N. A. , as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella Waste Systems, Inc. as filed on April 18, 2017 (file No. 000-23211)).

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

**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2017, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith