Form 10-Q
period 2017-09-30
CASELLA WASTE SYSTEMS INC
filed 2017-11-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2017:

Class A common stock, $0.01 par value per share:	41,055,465
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,303	$2,544
Accounts receivable - trade, net of allowance for doubtful accounts of $694 and $1,069, respectively	65,083	61,196
Refundable income taxes	719	654
Prepaid expenses	9,474	7,989
Inventory	5,941	4,915
Other current assets	1,011	1,290
Total current assets	84,531	78,588
Property, plant and equipment, net of accumulated depreciation and amortization of $798,612 and $837,122, respectively	351,502	398,466
Goodwill	122,085	119,899
Intangible assets, net	7,996	7,696
Restricted assets	1,084	1,002
Cost method investments	12,333	12,333
Other non-current assets	12,889	13,528
Total assets	$592,420	$631,512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$6,014	$4,686
Accounts payable	47,043	44,997
Accrued payroll and related expenses	8,994	12,505
Accrued interest	2,284	4,654
Current accrued capping, closure and post-closure costs	1,705	668
Other accrued liabilities	19,936	14,916
Total current liabilities	85,976	82,426
Long-term debt and capital leases, less current portion	478,424	503,961
Accrued capping, closure and post-closure costs, less current portion	56,865	43,539
Deferred income taxes	6,562	6,178
Other long-term liabilities	25,094	19,958
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,055,000 and 40,572,000 shares issued and outstanding, respectively	411	406
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	354,457	348,434
Accumulated deficit	(415,128)	(373,308)
Accumulated other comprehensive loss	(251)	(68)
Total Casella Waste Systems, Inc. stockholders' deficit	(60,501)	(24,526)
Noncontrolling interests	—	(24)
Total stockholders' deficit	(60,501)	(24,550)
Total liabilities and stockholders' deficit	$592,420	$631,512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$160,269	$151,133	$448,087	$421,236
Operating expenses:
Cost of operations	103,897	98,803	300,961	284,409
General and administration	20,750	18,777	58,388	55,450
Depreciation and amortization	16,591	16,175	46,307	46,430
Southbridge Landfill closure charge	754	—	64,868	—
	141,992	133,755	470,524	386,289
Operating income (loss)	18,277	17,378	(22,437)	34,947
Other expense (income):
Interest income	(58)	(64)	(180)	(229)
Interest expense	6,268	9,643	19,052	29,677
Loss on debt extinguishment	—	191	517	736
Other income	(164)	(192)	(567)	(697)
Other expense, net	6,046	9,578	18,822	29,487
Income (loss) before income taxes	12,231	7,800	(41,259)	5,460
Provision for income taxes	151	263	561	344
Net income (loss)	12,080	7,537	(41,820)	5,116
Less: Net loss attributable to noncontrolling interests	—	—	—	(9)
Net income (loss) attributable to common stockholders	$12,080	$7,537	$(41,820)	$5,125
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	41,951	41,377	41,783	41,169
Basic earnings per common share	$0.29	$0.18	$(1.00)	$0.12
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	43,295	42,287	41,783	41,896
Diluted earnings per common share	$0.28	$0.18	$(1.00)	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$12,080	$7,537	$(41,820)	$5,116
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(110)	—	(304)	—
Interest rate swap amounts reclassified into interest expense	112	—	320	—
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	15	—	(263)	—
Unrealized gain (loss) resulting from changes in fair value of marketable securities	18	(10)	64	(50)
Other comprehensive income (loss), before tax	35	(10)	(183)	(50)
Income tax expense related to items of other comprehensive loss	—	—	—	—
Other comprehensive income (loss), net of tax	35	(10)	(183)	(50)
Comprehensive income (loss)	12,115	7,527	(42,003)	5,066
Less: Comprehensive loss attributable to noncontrolling interests	—	—	—	(9)
Comprehensive income (loss) attributable to common stockholders	$12,115	$7,527	$(42,003)	$5,075
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2016	$(24,550)	40,572	$406	988	$10	$348,434	$(373,308)	$(68)	$(24)
Net loss	(41,820)	—	—	—	—	—	(41,820)	—	—
Other comprehensive loss	(183)	—	—	—	—	—	—	(183)	—
Issuances of Class A common stock	1,244	483	5	—	—	1,239	—	—	—
Stock-based compensation	4,784	—	—	—	—	4,784	—	—	—
Other	24	—	—	—	—	—	—	—	24
Balance, September 30, 2017	$(60,501)	41,055	$411	988	$10	$354,457	$(415,128)	$(251)	$—
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(41,820)	$5,116
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,307	46,430
Depletion of landfill operating lease obligations	6,834	7,130
Interest accretion on landfill and environmental remediation liabilities	3,205	2,688
Amortization of debt issuance costs and discount on long-term debt	2,005	3,106
Stock-based compensation	4,784	2,377
Gain on sale of property and equipment	(43)	(541)
Southbridge Landfill non-cash closure charge	63,526	—
Loss on debt extinguishment	517	736
Deferred income taxes	384	528
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(3,887)	(3,188)
Accounts payable	2,046	2,376
Prepaid expenses, inventories and other assets	(1,722)	(3,262)
Accrued expenses and other liabilities	(3,036)	(7,425)
Net cash provided by operating activities	79,100	56,071
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(3,563)	(2,439)
Acquisition related additions to property, plant and equipment	(182)	(38)
Additions to property, plant and equipment	(43,230)	(37,435)
Payments on landfill operating lease contracts	(3,731)	(4,811)
Proceeds from sale of property and equipment	657	1,069
Net cash used in investing activities	(50,049)	(43,654)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	146,400	140,700
Principal payments on long-term debt	(175,244)	(152,123)
Payments of debt issuance costs	(1,451)	(682)
Payments of debt extinguishment costs	—	(410)
Proceeds from the exercise of share based awards	1,003	—
Change in restricted cash	—	1,347
Net cash used in financing activities	(29,292)	(11,168)
Net (decrease) increase in cash and cash equivalents	(241)	1,249
Cash and cash equivalents, beginning of period	2,544	2,312
Cash and cash equivalents, end of period	$2,303	$3,561
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$19,417	$33,723
Income taxes, net of refunds	$248	$242
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$3,564	$1,841
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data)

1.	BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), and its consolidated subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling, and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper, and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major account and industrial services, discontinued operations and earnings from equity method investees, as applicable, are included in our Other segment.
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2017 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2017 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that may have a material effect on our consolidated financial statements upon adoption follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that are pending adoption
ASU 2017-12: Derivatives and Hedging (Topic 815)
Requires that an entity align its risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both financial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

The adoption of this guidance affects the designation and measurement guidance for qualifying hedging relationships and the method of presenting hedge results, including the addition of a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and no longer measuring and reporting hedge ineffectiveness. This guidance is effective January 1, 2019 with early adoption permitted.

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
The adoption of this guidance could affect equity compensation expense and net income if there is a modification of an award. This guidance is effective January 1, 2018 with early adoption permitted.

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

As of December 31, 2016, we did not record a goodwill impairment charge related to our annual goodwill impairment test because at that time the fair value of each reporting unit exceeded its respective carrying value. Upon adoption, if the carrying value of any of these reporting units exceeds the fair value when we perform a goodwill impairment test, we would record an impairment charge equal to the amount by which the carrying value exceeds its fair value. This guidance is effective January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

ASU 2016-02, as amended through September 2017: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is the obligation of the lessee to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We are currently assessing the provisions of this guidance and evaluating the timing and impact the guidance will have on our consolidated financial statements and related disclosures. We are also in the process of aggregating lease documentation for review. The adoption of this ASU primarily impacts the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

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

ASU 2014-09, as amended through September 2017: Revenue from Contracts with Customers (Topic 606)
The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The adoption of this guidance requires using either a full retrospective approach for all periods presented or a modified retrospective approach. We plan to adopt the guidance using the modified retrospective approach, recognizing a cumulative effect adjustment to retained earnings as of the date of adoption. We will record revenue when control is transferred to our customer, generally at the time we provide services. We are evaluating the effect of adopting this guidance on our collection line-of-business, as well as our transfer station, landfill, transportation, energy, customer solutions, recycling and organic services lines-of- business, and we expect our operating results to remain materially unchanged. We are also assessing the effect of adopting this guidance on our disclosures and the recognition of costs we incur to obtain and fulfill our contacts. Currently, these costs are typically expensed as incurred. This guidance is effective January 1, 2018 using a full or modified retrospective approach with early adoption permitted January 1, 2017.

3.	BUSINESS COMBINATIONS
We acquired one solid waste collection business in our Eastern region and two solid waste collection businesses in our Western region during the nine months ended September 30, 2017. We acquired three transfer stations in our Western region during the nine months ended September 30, 2016. The operating results of each acquired business is included in the accompanying unaudited consolidated statements of operations from the date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at the date of acquisition, with the residual amount recorded as goodwill.
A summary of the purchase price for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Nine Months Ended September 30,
	2017	2016
Purchase Price:
Cash paid for acquisitions	$3,383	$2,439
Notes payable	2,400	—
Other non-cash considerations	101	—
Holdbacks	376	400
Total	6,260	2,839
Allocated as follows:
Current assets	—	40
Land	—	353
Building	—	1,360
Equipment	2,452	269
Intangible assets	1,670	—
Other liabilities, net	(49)	(106)
Fair value of assets acquired and liabilities assumed	4,073	1,916
Excess purchase price allocated to goodwill	$2,187	$923
Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$160,401	$152,572	$450,512	$426,376
Operating income (loss)	$18,296	$17,434	$(22,334)	$35,037
Net income (loss) attributable to common stockholders	$12,090	$7,565	$(41,767)	$5,162
Basic weighted average common shares outstanding	41,951	41,377	41,783	41,169
Basic earnings per share attributable to common stockholders	$0.29	$0.18	$(1.00)	$0.13
Diluted weighted average shares outstanding	43,295	42,287	41,783	41,896
Diluted earnings per share attributable to common stockholders	$0.28	$0.18	$(1.00)	$0.12
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

4.	GOODWILL AND INTANGIBLE ASSETS

A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2016	Acquisitions	September 30, 2017
Eastern region	$17,429	$1,764	$19,193
Western region	88,426	422	88,848
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$119,899	$2,186	$122,085
A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, September 30, 2017
Intangible assets	$17,975	$17,508	$35,483
Less accumulated amortization	(16,739)	(10,748)	(27,487)
	$1,236	$6,760	$7,996

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2016
Intangible assets	$17,594	$16,071	$33,665
Less accumulated amortization	(16,402)	(9,567)	(25,969)
	$1,192	$6,504	$7,696
Intangible amortization expense was $526 and $1,518 during the three and nine months ended September 30, 2017, respectively, as compared to $561 and $1,604 during the three and nine months ended September 30, 2016, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2016 and thereafter follows:

Estimated Future Amortization Expense as of September 30, 2017
Fiscal year ending December 31, 2017	$535
Fiscal year ending December 31, 2018	$1,961
Fiscal year ending December 31, 2019	$1,595
Fiscal year ending December 31, 2020	$1,392
Fiscal year ending December 31, 2021	$1,127
Thereafter	$1,386

5.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE
Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated time frame for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period.

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$44,207	$41,041
Obligations incurred	2,187	1,828
Revisions in estimates (1)	9,598	(56)
Accretion expense	3,164	2,688
Obligations settled (2)	(586)	(601)
Ending balance	$58,570	$44,900

(1)
Relates to changes in estimates and assumptions concerning anticipated waste flow, cost and timing of future final capping, closure and post-closure activities at certain landfills, including the Town of Southbridge, Massachusetts ("Town") Landfill ("Southbridge Landfill"). See Note 7, Commitments and Contingencies and Note 10, Other Items and Charges for disclosure regarding the matter.

(2)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
6.    LONG-TERM DEBT
A summary of long-term debt and capital leases by debt instrument follows:

	September 30, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Credit Facility due October 2021; bearing interest at LIBOR plus 2.75% and 3.00%, respectively	$36,300	$62,600
Term Loan B Facility due October 2023; bearing interest at LIBOR plus 2.75% and 3.00%, respectively	348,250	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018; bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017; bore interest at 6.25%	—	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - bore interest at SIFMA Index	—	3,600
Other:
Capital leases maturing through September 2023; bearing interest at up to 7.70%	5,870	5,534
Notes payable maturing through June 2027; bearing interest at up to 7.00%	2,882	449
Principal amount of long-term debt and capital leases	500,302	525,583
Less—unamortized discount and debt issuance costs (1)	15,864	16,936
Long-term debt and capital leases less unamortized discount and debt issuance costs	484,438	508,647
Less—current maturities of long-term debt	6,014	4,686
	$478,424	$503,961

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	September 30, 2017	December 31, 2016
Revolving Credit Facility	$4,195	$4,965
Term Loan B Facility (including unamortized discount of $1,540 and $1,712)	7,682	7,718
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,081	1,221
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	526	571
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	623	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	708	760
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	581	605
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	468	563
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	—	31
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	—	502
	$15,864	$16,936
Financing Activities
Term Loan B Facility
In the quarter ended June 30, 2017, we entered into the first amendment (“Repricing Amendment”) to our $350,000 aggregate principal amount term loan B facility ("Term Loan B Facility") and $160,000 revolving line of credit facility (“Revolving Credit Facility” and, together with the Term Loan B Facility, the "Credit Facility"). The Repricing Amendment decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings. The applicable interest rate margin will continue to be determined based on our consolidated net leverage ratio, with the interest set at 2.75% for LIBOR borrowings (with a 1.00% LIBOR floor) and 1.75% for base rate borrowings at September 30, 2017. The applicable interest rate will be reduced to 2.50% for LIBOR borrowings (with a 1.00% LIBOR floor), and 1.50% for base rate borrowings upon us reaching a consolidated net leverage ratio of 3.75x or less.
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
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $0 and $517 in the three and nine months ended September 30, 2017, respectively, as compared to a loss on debt extinguishment of $191 and $736 during the three and nine months ended September 30, 2016, respectively, associated with the following:

•	the write-off of debt issuance costs in connection with the Repricing Amendment in the quarter ended June 30, 2017;

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in the quarter ended March 31, 2017; and

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of partial portions of our 7.75% senior subordinated notes due February 2019 in the three and nine months ended September 30, 2016.

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
In accordance with the derivatives and hedging guidance in FASB ASC 815 - Derivatives and Hedging, the effective portions of the changes in fair values of interest rate swaps have been recorded in equity as a component of accumulated other comprehensive loss, net of tax. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in accumulated other comprehensive loss, net of tax. Amounts are reclassified from accumulated other comprehensive loss, net of tax into earnings in the same period or periods during which the hedged transaction affects earnings.
As of September 30, 2017, we have recorded a derivative asset with a fair value of $58 in other non-current assets and a derivative liability with a fair value of $321 in other accrued liabilities associated with these cash flow hedges.
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

Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond.

We have recorded an environmental remediation liability associated with the future installation of the Waterline in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 2.6%. Our expenditures could be significantly higher if costs exceed estimates. The changes to the environmental remediation liability associated with the Southbridge Landfill are as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$—	$—
Accretion expense	41	—
Obligations incurred	6,379	—
Obligations settled (1)	(241)	—
Ending balance	$6,179	$—

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. We are in the discovery phase of this litigation. Steadfast has filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion.
On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than December 31, 2018. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $3,069 and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. See Note10, Other Items and Charges to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the Southbridge Landfill closure charge.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. It is unlikely that any significant expenditures relating to onsite remediation will be incurred until the fiscal year ending December 31, 2019. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%. The changes to the environmental remediation liability associated with the Potsdam site are as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$5,866	$5,221
Obligations settled (1)	(21)	(255)
Ending balance	$5,845	$4,966

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

8.	STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2017, there were 1,904 Class A common stock equivalents available for future grant under the 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,115	$6.13
Granted	—	$—
Exercised	(91)	$10.97
Forfeited	(5)	$7.54
Outstanding, September 30, 2017	1,019	$5.68	5.5	$13,366
Exercisable, September 30, 2017	819	$5.00	4.8	$11,305
Unvested, September 30, 2017	240	$9.16	8.5	$2,313

(1)
Market-based performance stock options are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 40 shares of Class A common stock currently included in unvested.

Stock-based compensation expense for stock options was $158 and $505 during the three and nine months ended September 30, 2017, respectively, as compared to $143 and $435 during the three and nine months ended September 30, 2016, respectively.
During the three and nine months ended September 30, 2017, the aggregate intrinsic value of stock options exercised was $91 and $297, respectively.
As of September 30, 2017, total unrecognized stock-based compensation expense related to outstanding stock options, including market-based performance stock options assuming the attainment of maximum performance targets, was $613, which will be recognized over a weighted average period of 0.9 years.
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

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,099	$7.03
Granted	439	$12.32
Class A Common Stock Vested	(376)	$5.08
Forfeited	(23)	$6.09
Outstanding, September 30, 2017	1,139	$9.66	1.5	$10,403
Unvested, September 30, 2017	1,501	$10.35	1.6	$12,679

(1)
Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 362 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,684 and $4,183 during the three and nine months ended September 30, 2017, respectively, as compared to $585 and $1,863 during the three and nine months ended September 30, 2016, respectively.
During the three and nine months ended September 30, 2017, the total fair value of other stock awards vested was $97 and $4,867, respectively.
As of September 30, 2017, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $3,701, which will be recognized over a weighted average period of 1.4 years. As of September 30, 2017, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $6,039 to be recognized over a weighted average period of 1.7 years.
The weighted average fair value of market-based performance stock units granted during the nine months ended September 30, 2017 was $12.51 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 1.45% and an expected volatility of 32.80% assuming no expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $31 and $96 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2017, respectively, as compared to $28 and $79 during the three and nine months ended September 30, 2016, respectively.
Accumulated Other Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

	Marketable Securities	Interest Rate Swaps
Balance, December 31, 2016	$(68)	$—
Other comprehensive income (loss) before reclassifications	64	(567)
Amounts reclassified from accumulated other comprehensive loss	—	320
Net current-period other comprehensive income (loss)	64	(247)
Balance, September 30, 2017	$(4)	$(247)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$112	$—	$320	$—	Interest expense
	112	—	320	—	Income (loss) before income taxes
	—	—	—	—	Provision for income taxes
	$112	$—	$320	$—	Net income (loss)

9.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income (loss) from continuing operations attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, including market-based performance stock options based on the expected achievement of performance targets, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$12,080	$7,537	$(41,820)	$5,125
Denominators:
Number of shares outstanding, end of period:
Class A common stock	41,055	40,500	41,055	40,500
Class B common stock	988	988	988	988
Unvested restricted stock	(82)	(109)	(82)	(109)
Effect of weighted average shares outstanding	(10)	(2)	(178)	(210)
Basic weighted average common shares outstanding	41,951	41,377	41,783	41,169
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	1,344	910	—	727
Diluted weighted average common shares outstanding	43,295	42,287	41,783	41,896
Anti-dilutive potentially issuable shares	—	322	2,560	322

10.	Other Items and Charges
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill as disclosed in Note 7, Commitments and Contingencies. Accordingly, in the three and nine months ended September 30, 2017, we recorded charges associated with the closure of the Southbridge Landfill as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Asset impairment charge (1)	$—	$—		$47,999	$—
Project development charge (2)	—	—		9,149	—
Environmental remediation charge (3)	—	—		6,379	—
Legal and transaction costs (4)	754	—		1,341	—
Southbridge Landfill closure charge	$754	$—	—	$64,868	$—

(1)
We performed a test of recoverability under FASB ASC 360 - Property, Plant, and Equipment, which indicated that the carrying value of our asset group that includes the Southbridge Landfill was no longer recoverable and, as a result, the asset group was assessed for impairment with an impairment charge allocated to the long-lived assets of the Southbridge Landfill in accordance with FASB ASC 360 - Property, Plant, and Equipment.

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the future installation of a municipal waterline. See Note 7, Commitments and Contingencies for additional disclosure.

(4)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 7, Commitments and Contingencies for additional disclosure.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable - trade and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted cash and investments held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps.

Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate derivatives	$—	$58	$—
Restricted investments - landfill closure	1,084	—	—
Total	$1,084	$58	$—
Liabilities:
Interest rate derivatives	$—	$322	$—

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investments - landfill closure	$1,002	$—	$—
Fair Value of Debt
As of September 30, 2017, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”), Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $106,053 and the carrying value was $107,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2017, the fair value of our Term Loan B Facility was approximately $349,121 and the carrying value was $348,250. The fair value of the Term Loan B Facility is considered to be Level 2 within the fair value hierarchy as its fair value is based off of quoted market prices in a principal to principal market with limited public information. As of September 30, 2017, the fair value of our Revolving Credit Facility approximated its carrying value of $36,300 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs.
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
Three Months Ended September 30, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$49,066	$14,296	$6,122	$5,897	$155,726
Western	67,992	19,183	8,572	11,579	335,373
Recycling	16,360	(292)	1,044	638	49,471
Other	26,851	531	853	163	51,850
Eliminations	—	(33,718)	—	—	—
Total	$160,269	$—	$16,591	$18,277	$592,420
Three Months Ended September 30, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$47,238	$12,775	$7,291	$4,452	$206,177
Western	63,171	18,560	7,010	11,392	326,862
Recycling	14,412	94	1,055	1,529	48,531
Other	26,312	530	819	5	53,685
Eliminations	—	(31,959)	—	—	—
Total	$151,133	$—	$16,175	$17,378	$635,255
Nine Months Ended September 30, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$134,326	$37,020	$17,949	$(54,407)	$155,726
Western	186,507	53,590	22,762	26,438	335,373
Recycling	49,206	(781)	3,066	3,285	49,471
Other	78,048	1,516	2,530	2,247	51,850
Eliminations	—	(91,345)	—	—	—
Total	$448,087	$—	$46,307	$(22,437)	$592,420
Nine Months Ended September 30, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$131,630	$34,003	$20,618	$6,742	$206,177
Western	175,093	51,300	20,409	24,561	326,862
Recycling	37,865	1,026	3,187	923	48,531
Other	76,648	1,213	2,216	2,721	53,685
Eliminations	—	(87,542)	—	—	—
Total	$421,236	$—	$46,430	$34,947	$635,255

A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collection	$70,040	$65,581	$196,185	$187,117
Disposal	44,881	43,412	118,334	115,050
Power generation	1,215	1,610	4,121	4,777
Processing	2,499	1,974	6,296	4,694
Solid waste operations	118,635	112,577	324,936	311,638
Organics	9,662	10,266	29,881	31,372
Customer solutions	15,612	13,878	44,064	40,361
Recycling	16,360	14,412	49,206	37,865
Total revenues	$160,269	$151,133	$448,087	$421,236

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of October 16, 2017, we owned and/or operated 31 solid waste collection operations, 46 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Recent Events
In the quarter ended June 30, 2017, we recorded a charge of $64.1 million associated with our decision to cease operations at the Town of Southbridge, Massachusetts ("Town") Landfill ("Southbridge Landfill"), including an asset impairment charge of $48.0 million related to our asset group that includes the Southbridge Landfill asset; a project development charge of $9.1 million related to the write-off of deferred costs associated with landfill permitting activities no longer deemed viable; an environmental remediation charge of $6.4 million associated with the future installation of a municipal waterline; and a charge of $0.6 million for legal and transaction costs associated with various matters as part of the Southbridge Landfill closure. Additionally, in the three months ended September 30, 2017, we recorded a charge of $0.8 million for legal costs associated with various matters as a part of the Southbridge Landfill closure. As part of our decision to cease operations, we assessed the estimated costs and timing of cash flows associated with remaining capital expenditures, environmental remediation, and final capping, closure and post-closure activities at the Southbridge Landfill. We expect cash outflows in the next five years associated with these activities to be approximately $21.0 million and we do not believe that this will negatively impact our liquidity during this time. In addition, we estimate that over $52.0 million in additional tax deductions relating to ceasing operations will be recognized in the next five years. Furthermore, we do not believe that ceasing operations at the Southbridge Landfill will impact our future operational activities in a manner that will have a material impact to our results of operations, our cash flows or our financial condition. For additional information, see Note 7, Commitments and Contingencies and Note 10, Other Items and Charges to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2017		2016			2017		2016
Collection	$70.0	43.7%	$65.6	43.4%	$4.4	$196.2	43.8%	$187.1	44.4%	$9.1
Disposal	44.9	28.0%	43.4	28.7%	1.5	118.3	26.4%	115.0	27.3%	3.3
Power	1.2	0.8%	1.6	1.1%	(0.4)	4.1	0.9%	4.8	1.1%	(0.7)
Processing	2.5	1.5%	2.0	1.3%	0.5	6.3	1.4%	4.7	1.2%	1.6
Solid waste	118.6	74.0%	112.6	74.5%	6.0	324.9	72.5%	311.6	74.0%	13.3
Organics	9.7	6.1%	10.2	6.8%	(0.5)	29.9	6.7%	31.3	7.4%	(1.4)
Customer solutions	15.6	9.7%	13.9	9.2%	1.7	44.1	9.8%	40.4	9.6%	3.7
Recycling	16.4	10.2%	14.4	9.5%	2.0	49.2	11.0%	37.9	9.0%	11.3
Total revenues	$160.3	100.0%	$151.1	100.0%	$9.2	$448.1	100.0%	$421.2	100.0%	$26.9
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2017 vs. 2016		Period-to-Period Change for the Nine Months Ended September 30, 2017 vs. 2016
	Amount	% of Growth	Amount	% of Growth
Price	$3.5	2.3%	$8.5	2.0%
Volume	1.3	0.9%	2.4	0.7%
Fuel surcharge and other fees	—	—%	(0.3)	(0.1)%
Commodity price and volume	(0.1)	—%	0.6	0.1%
Acquisitions and divestitures	1.3	0.8%	2.1	0.5%
Solid waste revenues	$6.0	4.0%	$13.3	3.2%
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$2.2 million from favorable collection pricing, including a fixed component of the energy and environmental fee to mitigate increasing environmental protection and regulatory compliance costs; and

•	$1.3 million from favorable disposal pricing associated with our landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$5.4 million from favorable collection pricing, including a fixed component of the energy and environmental fee to mitigate increasing environmental protection and regulatory compliance costs; and

•	$3.1 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$1.1 million from higher collection volumes; and

•	$0.2 million from higher disposal volumes related to transfer stations.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$2.1 million from higher collection volumes; and

•	$0.4 million from higher processing volumes; partially offset by

•
$(0.1) million from lower disposal volumes (of which $(0.5) million relates to lower landfill volumes associated with diversion of tons from the Southbridge Landfill, $(0.2) million relates to lower transportation volumes, and $0.6 million relates to higher transfer station volumes).

Fuel surcharge and other fees.
The fuel surcharge and other fees change component in year-to-date solid waste revenues growth is the result of the following:

•	$(0.3) million from lower revenues generated from our Sustainability Recycling Adjustment fee ("SRA fee") as a result of higher commodity pricing.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.4) million from lower landfill gas-to-energy volumes; partially offset by

•	$0.3 million from favorable processing commodity pricing and higher processing volumes.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$1.3 million from favorable processing commodity pricing and higher processing volumes; partially offset by

•	$(0.4) million from lower landfill gas-to-energy volumes; and

•	$(0.3) million from unfavorable energy pricing.
Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues growth is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016, a collection operation in the quarter ended March 31, 2017, a collection operation in the quarter ended June 30, 2017, and another collection operation in the three months ended September 30, 2017.
Organics revenues
Quarterly and year-to-date organics revenues decreased $(0.5) million and $(1.4) million, respectively, as a result of lower commodity volumes.
Customer Solutions revenues
Quarterly and year-to-date customer solutions revenues increased $1.7 million and $3.7 million, respectively, as a result of higher volumes.
Recycling revenues
Quarterly recycling revenues increased as a result of the following:

•	$2.5 million from favorable commodity pricing in the marketplace; and

•	$0.1 million from higher commodity volumes; partially offset by

•	$(0.6) million from lower tipping fees, as we reduced variable tipping fees at our facilities as commodity prices increased.
Year-to-date recycling revenues increased as a result of the following:

•	$12.6 million from favorable commodity pricing in the marketplace; and

•	$1.6 million from higher commodity volumes; partially offset by

•	$(2.9) million from lower tipping fees, as we reduced variable tipping fees at our facilities as commodity prices increased.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2017		2016			2017		2016
Cost of operations	$103.9	64.8%	$98.8	65.4%	$5.1	$301.0	67.2%	$284.4	67.5%	$16.6
General and administration	$20.8	12.9%	$18.8	12.4%	$2.0	$58.4	13.0%	$55.5	13.2%	$2.9
Depreciation and amortization	$16.6	10.4%	$16.2	10.7%	$0.4	$46.3	10.3%	$46.4	11.0%	$(0.1)
Cost of Operations
Cost of operations includes labor costs, tipping fees paid to third-party disposal facilities, fuel costs, maintenance and repair costs of vehicles and equipment, workers’ compensation and vehicle insurance costs, the cost of purchasing materials to be recycled, third-party transportation costs, district and state taxes, host community fees, and royalties. Cost of operations also includes accretion expense related to final capping, closure and post-closure obligations, leachate treatment and disposal costs, and depletion of landfill operating lease obligations.
The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $2.9 million quarterly and $7.9 million year-to-date due to the following:

•	higher purchased material costs in our Recycling and Customer Solutions lines-of-business;

•
higher disposal costs associated with higher transfer station volumes and third-party disposal pricing in the Western region, and additional costs from the use of alternative disposal sites in our Organics line-of-business; and

•
higher hauling and transportation costs with higher collection volumes in the Eastern region; and higher quarterly hauling and transportation costs with increased volumes on lower margin commercial work in our Customer Solutions line-of-business; partially offset by lower hauling and transportation costs associated with decreased transportation services provided in the Western region; and lower commodity volumes in our Organics line-of-business.

Labor and related benefit costs increased $0.5 million quarterly and $3.5 million year-to-date due to the following:

•	higher healthcare costs of $1.6 million year-to-date associated with direct operational labor;

•	higher labor costs associated with higher collection volumes in the Eastern region as well as customer growth related to several new municipal contracts; and

•	higher labor costs associated with higher volumes and higher product quality standards from commodity buyers resulting in lower throughput and additional manpower in our Recycling line-of-business.
Direct operational costs increased $1.3 million quarterly and $3.4 million year-to-date due to the following:

•
higher leachate disposal costs and landfill operating costs at certain landfills in the Western region due to increased rainfall through early summer and the timing of various landfill construction projects;

•	higher host community fees associated with increased volumes at certain landfills in the Western region;

•	higher quarterly accretion expense associated with the acceleration of asset retirement obligations due to the closure of the Southbridge Landfill; and

•	higher equipment rental costs in the Eastern region; partially offset by

•	lower landfill operating costs associated with certain landfills in the Eastern region.
Maintenance and repair costs increased $0.1 million quarterly and $1.2 million year-to-date due primarily to higher fleet maintenance costs in the Western region.

General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expense can be primarily attributed to the following:
Labor and related benefit costs increased $1.7 million quarterly and $2.7 million year-to-date primarily due to higher healthcare costs, which were up $0.7 million year-to-date and higher equity compensation expense of $1.1 million quarterly and $2.4 million year-to-date associated with market-based performance stock option and market-based performance stock unit grants, the majority of which were not outstanding as of September 30, 2016. These costs were partially offset by lower accrued incentive compensation of $(0.5) million year-to-date.
Bad debt expense decreased $(0.1) million quarterly and $(0.9) million year-to-date due to improved credit processes and an easier comparison due to collectability issues associated with a disposal customer in the prior year.
Other expenses increased $0.7 million quarterly and $1.1 million year-to-date due to higher recruiting and software and information technology consulting costs.

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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2017		2016			2017		2016
Depreciation	$8.0	5.0%	$8.2	5.4%	$(0.2)	$24.1	5.4%	$24.9	5.9%	$(0.8)
Landfill amortization	8.1	5.0%	7.4	4.9%	0.7	$20.6	4.6%	$19.9	4.7%	0.7
Other amortization	0.5	0.3%	0.6	0.4%	(0.1)	$1.6	0.4%	$1.6	0.4%	—
	$16.6	10.3%	$16.2	10.7%	$0.4	$46.3	10.4%	$46.4	11.0%	$(0.1)
The period-to-period changes in depreciation and amortization expense can be primarily attributed to the timing of capital expenditures and related make-up of fixed assets, the landfill amortization rate and volume mix at our landfills (higher landfill volumes in the Western region, offset by lower volumes in the Eastern region) and the makeup and timing of definite life intangible assets.
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill in the Eastern region. Accordingly, we recorded charges associated with the closure of the Southbridge Landfill discussed in Note 7, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q as follows (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Asset impairment charge (1)	$—	$—		$48.0	$—
Project development charge (2)	—	—		9.1	—
Environmental remediation charge (3)	—	—		6.4	—
Legal and transaction costs (4)	0.8	—		1.3	—
Southbridge Landfill closure charge	$0.8	$—	—	$64.9	$—

(1)
We performed a test of recoverability under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, which indicated that the carrying value of our asset group that includes the Southbridge Landfill was no longer recoverable and, as a result, the asset group was assessed for impairment with an impairment charge allocated to the long-lived assets of the Southbridge Landfill in accordance with FASB ASC 360.

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the future installation of a municipal waterline.

(4)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(3.4) million quarterly and $(10.6) million year-to-date due to lower average debt balances and changes to our capitalization structure. Specifically, since December 31, 2015 we completed the following transactions:

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

Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $0.0 million and $0.5 million in the three and nine months ended September 30, 2017, respectively, as compared to a loss on debt extinguishment of $0.2 million and $0.7 million during the three and nine months ended September 30, 2016, respectively, associated with the following transactions:

•	the write-off of debt issuance costs in connection with the Repricing Amendment in the quarter ended June 30, 2017;

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into FAME Bonds 2005R-3 in the quarter ended March 31, 2017; and

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of partial portions of our 2019 Notes in the three and nine months ended September 30, 2016.

Provision for Income Taxes
Income taxes decreased $(0.1) million quarterly and increased $0.2 million year-to-date from a provision for income taxes of $0.3 million and $0.3 million in the three and nine months ended September 30, 2016, respectively. The provision for income taxes in the nine months ended September 30, 2017 and September 30, 2016 included $0.4 million and $0.5 million, respectively, of deferred tax provision due mainly to an increase in the deferred tax liability for indefinite lived assets, offset in the nine months ended September 30, 2017 in part by additional minimum tax credit carryforward with no expiration and requiring no valuation allowance. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, that portion of the deferred tax provisions cannot be used as a future source of taxable income against which to benefit deferred tax assets.
Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
Segment	2017	2016		2017	2016
Eastern	$49.1	$47.2	$1.9	$134.3	$131.6	$2.7
Western	68.0	63.2	4.8	186.5	175.1	11.4
Recycling	16.4	14.4	2.0	49.2	37.9	11.3
Other	26.8	26.3	0.5	78.1	76.6	1.5
Total revenues	$160.3	$151.1	$9.2	$448.1	$421.2	$26.9
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2017 vs. 2016		Period-to-Period Change for the Nine Months Ended September 30, 2017 vs. 2016
	Amount	% of Growth	Amount	% of Growth
Price	$1.6	3.4%	$3.8	2.9%
Volume	(0.5)	(1.2)%	(1.7)	(1.3)%
Fuel surcharge and other fees	(0.1)	(0.2)%	(0.3)	(0.2)%
Commodity price and volume	(0.1)	(0.2)%	(0.5)	(0.4)%
Acquisitions and divestitures	1.0	2.1%	1.4	1.0%
Solid waste revenues	$1.9	3.9%	$2.7	2.0%

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.1 million from favorable collection pricing; and

•	$0.5 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$2.5 million from favorable collection pricing; and

•	$1.3 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(1.8) million from lower disposal volumes (of which $(1.8) million relates to lower landfill volumes due to the diversion of tons from the Southbridge Landfill); partially offset by

•	$1.3 million from higher collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$(4.1) million from lower disposal volumes (of which $(3.9) million relates to lower landfill volumes from the diversion of tons from the Southbridge Landfill and $(0.2) million relates to lower transfer station volumes); partially offset by

•	$2.4 million from higher collection volumes.
Fuel surcharge and other fees.
The fuel surcharge and other fees change component in quarterly and year-to-date solid waste revenues growth is the result of$(0.1) million and $(0.3) million from lower revenues generated from our SRA fee as a result of higher commodity pricing.
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth is the result of $(0.1) million and $(0.5) million from decreased energy pricing and volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues growth is the result of the acquisition of a solid waste collection business in the quarter ended June 30, 2017.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2017 vs. 2016		Period-to-Period Change for the Nine Months Ended September 30, 2017 vs. 2016
	Amount	% of Growth	Amount	% of Growth
Price	$1.8	2.9%	$4.7	2.7%
Volume	2.6	4.2%	4.8	2.8%
Commodity price and volume	0.1	0.1%	1.1	0.6%
Acquisitions & divestitures	0.3	0.4%	0.8	0.4%
Solid waste revenues	$4.8	7.6%	$11.4	6.5%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.1 million from favorable collection pricing; and

•	$0.7 million from favorable disposal pricing related to landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$2.9 million from favorable collection pricing; and

•	$1.8 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$2.7 million from higher disposal volumes (of which $1.8 million relates to higher landfill volumes, $0.6 million relates to higher transportation volumes and $0.3 million relates to higher transfer station volumes); partially offset by

•	$(0.1) million from lower collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$4.8 million from higher disposal volumes (of which $3.4 million relates to higher landfill volumes, $0.8 million relates to higher transfer station volumes and $0.6 million relates to higher transportation volumes); and

•	$0.2 million from higher processing volumes; partially offset by

•	$(0.2) million from lower collection volumes.
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth is the result of $0.1 million and $1.1 million from favorable commodity pricing and higher volumes within our processing operations, partially offset by lower landfill gas-to-energy volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in quarterly and year-to-date solid waste revenues growth is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016, a collection operation in the quarter ended March 31, 2017, and another collection operation in the three months ended September 30, 2017.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
Segment	2017	2016		2017	2016
Eastern	$5.9	$4.5	$1.4	$(54.4)	$6.7	$(61.1)
Western	11.6	11.4	0.2	26.4	24.6	1.8
Recycling	0.6	1.5	(0.9)	3.3	0.9	2.4
Other	0.2	—	0.2	2.3	2.7	(0.4)
Operating income (loss)	$18.3	$17.4	$0.9	$(22.4)	$34.9	$(57.3)
Eastern Region
Operating results increased $1.4 million quarterly and decreased $(61.1) million year-to-date. Excluding the impact of the Southbridge Landfill closure charge, our operating performance in the three and nine months ended September 30, 2017 improved due to the revenue growth outlined above and the following cost changes:
Cost of operations: Cost of operations increased $1.9 million quarterly and $4.1 million year-to-date due to the following:

•	higher hauling and transportation costs associated with higher collection volumes; and

•	higher direct labor costs associated with higher collection volumes, customer growth related to several new municipal contracts, and higher healthcare costs of $0.7 million year-to-date.
General and administration: General and administration expense increased $1.0 million quarterly and $1.4 million year-to-date due to higher shared overhead costs associated with an increase in healthcare costs year-to-date and higher equity compensation expense, partially offset by lower bad debt expense.
Depreciation and amortization: Depreciation and amortization expense decreased $(1.2) million quarterly and $(2.6) million year-to-date due to lower landfill amortization expense associated with lower landfill volumes at the Southbridge Landfill and the North Country Environmental Services landfill ("NCES Landfill") and changes to the asset retirement obligation amortization rate at the NCES Landfill.
Southbridge Landfill Closure Charge: In June 2017, we initiated the plan to cease operations of the Southbridge Landfill. Accordingly, in the quarter ended June 30, 2017, we recorded a $64.1 million charge associated with the closure of the Southbridge Landfill. Additionally, in the three months ended September 30, 2017, we recorded a charge of $0.8 million for legal costs associated with various matters as a part of the Southbridge Landfill closure. For additional information, see Note 7, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Western Region
Operating income increased $0.2 million quarterly and $1.8 million year-to-date as our operating performance in the three and nine months ended September 30, 2017 improved due to the revenue growth outlined above and the following cost changes:
Cost of operations: Cost of operations increased $2.4 million quarterly and $7.8 million year-to-date due to the following:

•	higher disposal costs associated with higher transfer station volumes and increased third-party disposal pricing;

•	higher direct labor costs year-to-date associated with increased labor costs and increased healthcare costs of $0.7 million;

•
higher direct operational costs associated with increased leachate disposal and landfill operating costs due to; increased rainfall through early summer and the timing of various landfill construction projects; and higher host community fees associated with increased volumes at certain of our landfills; and

•	higher fleet maintenance costs; partially offset by

•	lower hauling and transportation costs associated with decreased transportation services provided.
General and administration: General and administration expense increased $1.4 million quarterly and $1.7 million year-to-date as higher shared overhead costs associated with an increase in healthcare costs and higher equity compensation expense were partially offset by lower wages and personnel costs.
Depreciation and amortization: Depreciation and amortization expense increased $1.6 million quarterly and $2.4 million year-to-date due to higher landfill amortization expense (associated with the higher landfill volumes, combined with the volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with our landfills) more than offsetting lower depreciation expense attributed to the timing of capital expenditures and related make-up of fixed assets.
Recycling
Operating income decreased $(0.9) million quarterly and increased $2.4 million year-to-date. Our operating performance in the three and nine months ended September 30, 2017 was impacted by the revenue growth outlined above and the following cost changes:
Cost of operations: Cost of operations increased $2.0 million quarterly and $6.3 million year-to-date due to the following:

•
higher third-party purchased material costs due to higher commodity prices on average year-over-year, accentuated in the quarter by the significant sequential decline in commodity pricing from August to September, which resulted in higher purchased materials costs based on trailing contractual calculations; and

•
higher labor and related benefit costs associated with higher healthcare costs year-to-date, higher volumes, and higher product quality standards from commodity buyers resulting in lower throughput and additional manpower.

General and administration: General and administration expense increased $0.5 million quarterly and $1.0 million year-to-date due primarily to higher labor costs, including incentive compensation, and higher shared overhead costs associated with an increase in healthcare costs year-to-date and higher equity compensation expense.
Other
Operating income increased $0.2 million quarterly and decreased $(0.4) million year-to-date based on the following:

•
lower operating performance of our Organics line-of-business, as lower operating costs did not offset the decline in commodity volumes and higher disposal costs due to the use of alternative disposal sites; and

•
improved operating performance of our Customer Solutions line-of-business, as increased volumes outweighed higher cost of operations associated with increased purchased material, hauling and transportation, and healthcare costs.

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
As part of our decision to cease operations at the Southbridge Landfill as discussed in Note 7, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, we assessed the estimated costs and timing of cash flows associated with remaining capital expenditures, environmental remediation, and final capping, closure and post-closure activities at the Southbridge Landfill. We expect cash outflows in the next five years associated with these activities to be approximately $21.0 million and we do not believe that this will negatively impact our liquidity during this time. In addition, we estimate that over $52.0 million in additional tax deductions related to ceasing operations will be recognized in the next five years. Furthermore, we do not believe that ceasing operations at the Southbridge Landfill will impact our future operational activities in a manner that will have a material impact to our results of operations, our cash flows and our financial condition.
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs, (in millions) follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$2.3	$2.5
Restricted assets:
Restricted investments - landfill closure	$1.1	$1.0
Long-term debt:
Current portion	$6.0	$4.7
Long-term portion	494.3	520.9
Total long-term debt	$500.3	$525.6
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2017	2016
Net cash provided by operating activities	$79.1	$56.1	$23.0
Net cash used in investing activities	$(50.0)	$(43.7)	$(6.3)
Net cash used in financing activities	$(29.3)	$(11.2)	$(18.1)

Net cash provided by operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2017	2016
Net (loss) income	$(41.8)	$5.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46.3	46.4
Depletion of landfill operating lease obligations	6.8	7.1
Interest accretion on landfill and environmental remediation liabilities	3.2	2.7
Amortization of debt issuance costs and discount on long-term debt	2.0	3.1
Stock-based compensation	4.8	2.4
Gain on sale of property and equipment	—	(0.5)
Southbridge Landfill non-cash closure charge	63.5	—
Loss on debt extinguishment	0.5	0.7
Deferred income taxes	0.4	0.5
	85.7	67.5
Changes in assets and liabilities, net	(6.6)	(11.4)
Net cash provided by operating activities	$79.1	$56.1
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the following:

•
higher revenues of $26.9 million driven by our Recycling line-of-business, our collection line-of-business, our Western region disposal line-of-business and our Customer Solutions line-of-business; partially offset by

•
higher cost of operations of $16.6 million driven by higher third-party direct costs, higher labor and related benefit costs, including significant healthcare cost increases, and higher direct operational costs; and

•	higher general and administration expenses of $2.9 million driven by higher labor and related benefit costs, including significant healthcare cost increases.
The improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was the result of the following:

•	lower cash outflows associated with cash interest payments running through accrued expenses and other liabilities; and

•	lower cash outflows associated with prepaid expenses, inventories and other assets; partially offset by

•	higher cash outflows associated with accrued payroll and incentive compensation;

•	lower cash inflows associated with accounts receivable; and

•	higher cash outflows associated with accounts payable.
Net cash used in investing activities.

A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2017	2016
Acquisitions, net of cash acquired	$(3.5)	$(2.4)
Acquisition related additions to property, plant and equipment	(0.2)	—
Additions to property, plant and equipment	(43.2)	(37.4)
Payments on landfill operating lease contracts	(3.7)	(4.8)
Proceeds from sale of property and equipment	0.6	0.9
Net cash used in investing activities	$(50.0)	$(43.7)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. We acquired three solid waste collection lines-of-business in the nine months ended September 30, 2017 for total consideration of $6.3 million, including $3.5 million in cash, as compared to the nine months ended September 30, 2016, when we acquired three transfer stations in our Western region for total consideration of $2.8 million, including $2.4 million in cash.
Capital expenditures. Capital expenditures were $5.8 million higher in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to timing differences with various landfill development projects and business growth.
Payments on landfill operating lease contracts. Landfill operating lease payments decreased $(0.9) million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the timing of payments at certain of our landfills based on the terms of the operating lease contracts.
Proceeds from the sale of property and equipment. Proceeds from the sale of property and equipment decreased $(0.3) million in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to the timing and make-up of various asset sales.
Net cash used in financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2017	2016
Proceeds from long-term borrowings	$146.4	$140.7
Principal payments on long-term debt	(175.2)	(152.1)
Payments of debt issuance costs	(1.5)	(0.7)
Payments of debt extinguishment costs	—	(0.4)
Proceeds from the exercise of share based awards	1.0	—
Change in restricted cash	—	1.3
Net cash used in financing activities	$(29.3)	$(11.2)
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. We had an increase in both debt borrowings of $5.7 million and debt payments of $23.1 million in the nine months ended September 30, 2017 associated primarily with the following:

•	the pay down of $28.1 million of long-term debt under the Credit Facility in the nine months ended September 30, 2017;

•	the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the $25.0 million FAME Bonds 2005R-3 in the nine months ended September 30, 2017;

•	the issuance by the New York State Environmental Facilities Corporation of the New York Bonds 2016 in the nine months ended September 30, 2016; and

•
the repurchase or redemption, as applicable, and retirement of $24.7 million aggregate principal amount of the 2019 Notes in the nine months ended September 30, 2016 in order to maximize interest savings by paying down our most expensive debt.

Payments of debt issuance costs. We made $1.5 million of debt issuance cost payments in the nine months ended September 30, 2017 related to the Repricing Amendment and the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 as compared to $0.7 million in the nine months ended September 30, 2016 related primarily to the issuance of the New York Bonds 2016.
Proceeds from the exercise of share based awards. We received $1.0 million of cash receipts associated with the exercise of stock options in the nine months ended September 30, 2017.
Change in restricted cash. In the nine months ended September 30, 2016, we obtained $3.0 million of restricted cash from the issuance of $15.0 million aggregate principal amount of New York Bonds 2016 and subsequently used these funds to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of New York. We also used the remaining $1.3 million of restricted cash associated with the issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) in the nine months ended September 30, 2016 to pay down ABL Facility borrowings for costs incurred to fund certain capital projects in the state of Maine.
Outstanding Long-Term Debt
Credit Facility
In the quarter ended June 30, 2017, we entered into the Repricing Amendment to our Credit Facility agreement. The Repricing Amendment decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings. The applicable interest margin will continue to be determined based on our consolidated net leverage ratio. The applicable interest rate will be reduced to 2.50% for LIBOR borrowings (with a 1.00% LIBOR floor), and 1.50% for base rate borrowings upon us reaching a consolidated net leverage ratio of 3.75x or less. Based on our consolidated net leverage ratio of 3.71x for the twelve months ended September 30, 2017, we expect the applicable interest rate to be reduced to 2.50% for LIBOR borrowings (with a 1.00% floor) and 1.50% for base rate borrowings effective upon the acceptance of our covenant compliance certificate that we expect to provide to the administrative agent for the Credit Facility on November 3, 2017.
As of September 30, 2017, we had outstanding $348.3 million aggregate principal amount of borrowings under our Term Loan B Facility and $36.3 million aggregate principal amount of borrowings under our Revolving Credit Facility. The Term Loan B Facility has a 7-year term and bears interest at a rate of LIBOR plus 2.75% per annum (with a 1.00% LIBOR floor) as of September 30, 2017. The Revolving Credit Facility has a 5-year term and bears interest at a rate of LIBOR plus 2.75% per annum as of September 30, 2017, which can be adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. We are also required to make scheduled quarterly payments of $0.9 million on the Term Loan B Facility in March, June, September and December of each year until maturity in October 2023. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2017, further advances were available under the Revolving Credit Facility in the amount of $100.8 million. This available amount is net of outstanding irrevocable letters of credit totaling $22.9 million as of September 30, 2017, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the Credit Facility agreement.
The Credit Facility agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2017, we were in compliance with all financial covenants contained in the Credit Facility agreement as follows:

	Twelve Months Ended September 30, 2017	Covenant Requirement at September 30, 2017
Maximum consolidated net leverage ratio (1)	3.71	5.375
Minimum interest coverage ratio	5.68	2.50

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $500.0 million as of September 30, 2017, or $500.3 million of consolidated funded debt less $0.3 million of cash and cash equivalents in excess of $2.0 million as of September 30, 2017), divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2017. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2017
Net cash provided by operating activities	$103.5
Changes in assets and liabilities, net of effects of acquisitions and divestitures	4.4
Gain on sale of property and equipment	0.1
Environmental remediation charge	(0.9)
Loss on debt extinguishment	(13.5)
Stock based compensation	(5.8)
Southbridge Landfill non-cash charge	(63.5)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	25.5
Provision for income taxes, net of deferred taxes	0.3
Adjustments as allowed by the Credit Facility agreement	84.6
Minimum consolidated EBITDA	$134.7
In addition to the financial covenants described above, the Credit Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of September 30, 2017, we were in compliance with the covenants contained in the Credit Facility agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Based on the seasonality of our business, operating results in the late fall, winter and early spring months are generally lower than the remainder of our fiscal year. Given the cash flow impact that this seasonality, the capital intensive nature of our business and the timing of debt payments has on our business, we typically incur higher debt borrowings in order to meet our liquidity needs during these times. Consequently, our availability and performance against our financial covenants may tighten during these times as well.

Tax-Exempt Financings
New York Bonds. As of September 30, 2017, we had outstanding $40.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. In the quarter ended March 31, 2017, we completed the remarketing of $3.6 million aggregate principal amount of FAME Bonds 2005R-1 and $21.4 million aggregate principal amount of FAME Bonds 2005R-2 into one series of $25.0 million aggregate principal amount of FAME Bonds 2005R-3. As of September 30, 2017, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.
As of September 30, 2017, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.
Vermont Bonds. As of September 30, 2017, we had outstanding $16.0 million aggregate principal amount Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate, and interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of September 30, 2017, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Limitations on Ownership of Notes
Pursuant to the provisions of the Credit Facility agreement and the FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and Vermont Bonds, no lender under the Credit Facility or beneficial holder of the FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and/or Vermont Bonds is permitted to knowingly lend under the Credit Facility agreement or acquire FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and/or Vermont Bonds if such lender or person would hold 10% or more of the consolidated debt for which relevant subsidiaries of ours are obligated (and must dispose of the loans under the Credit Facility agreement, FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and/or Vermont Bonds or other debt of ours to the extent such lender or person becomes aware of exceeding such threshold), if such ownership would require consent of any regulatory authority under applicable law or regulation governing solid waste operators and such consent has not been obtained. We will furnish to the lenders under the Credit Facility agreement or beneficial holders of the FAME Bonds 2015, FAME Bonds 2005R-3, New Hampshire Bonds, New York Bonds and Vermont Bonds, in each quarterly and annual report, the dollar amount of our debt that would serve as the threshold for evaluating a beneficial holder’s compliance with these ownership restrictions. As of September 30, 2017, that dollar amount was $49.2 million.
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
We had interest rate risk relating to approximately $324.6 million of long-term debt at September 30, 2017. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.0% at September 30, 2017. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.8 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to offtake recycling commodity risks; (2) in-bound material recovery facilities ("MRF") customers receiving a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycling commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2017, we were not party to any commodity hedging agreements.
In October 2017, the Official Board Market released commodity pricing data that indicated a steep decline in near-term commodity prices. As a result, we believe that it is reasonably possible that our average commodity revenue per ton will drop by approximately 40% from September 2017 to October 2017. Should commodity prices change by 40%, we estimate that our quarterly operating income margin would change by approximately $0.8 million based on the observed impact of commodity price changes on operating income margin. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town, the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond.
We have recorded an environmental remediation liability associated with the future installation of the Waterline in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 2.6%. Our expenditures could be significantly higher if costs exceed estimates. The changes to the environmental remediation liability associated with the Southbridge Landfill are as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$—	$—
Accretion expense	—	—
Obligations incurred	6.4	—
Obligations settled (1)	(0.2)	—
Ending balance	$6.2	$—

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. We are in the discovery phase of this litigation. Steadfast has filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion.

On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than December 31, 2018. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $3.1 million and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill, when remaining capacity is exhausted by the placement of waste at the site. See Note 10, Other Items and Charges for information regarding the Southbridge landfill closure charge.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. It is unlikely that any significant expenditures relating to onsite remediation will be incurred until the fiscal year ending December 31, 2019. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.

We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%. The changes to the environmental remediation liability associated with the Potsdam site are as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning balance	$5.9	$5.2
Obligations settled (1)	—	(0.3)
Ending balance	$5.9	$4.9

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursement cycle.

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2017, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, except as set forth in the following paragraphs. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.
Our results of operations are affected by fluctuating commodity prices and market requirements for recyclable materials.
Our results of operations have been and will continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The commodity markets continue to see ongoing negative pressure on pricing associated with the decline of the fiber market due to less use of paper products such as newspaper and office paper as a result of increased on-line reading. As a result of these market changes, domestic demand for various recycled fibers from mill buyers has steadily declined over the past decade, and as such we have exported more of these materials overseas to China. In 2017, China launched a campaign called “National Sword” which has imposed significant restrictions on the importation into China of recyclable materials, including imposing new quality standards for contaminants in recycled materials commencing January 1, 2018. Furthermore, China has not issued import licenses for its mills to import recycled commodities for 2018, resulting in a stoppage of essentially all imports into China of recycled commodities. These factors could have a significant impact on our business.
We seek to limit our exposure to fluctuating commodity prices through: our revenue sharing contracts that share commodity prices above a threshold level or charge a tipping fee below the threshold; our net commodity rate formula that allows us to pass back higher costs to sell commodities, including higher labor costs or equipment costs to meet new quality standards; our floating Sustainability Recycling Adjustment fee that passes back the cost of recycling to our collection customers; and as applicable the use of hedging agreements, floor price contracts and long-term supply contracts with customers. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment.
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
We have historically grown through acquisitions, may make additional acquisitions in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. As of September 30, 2017, we had recorded $5.9 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.
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
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the “Charlton 21E Obligations”) pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town, the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004, to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any.
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
See also Part II, Item I, “Legal Proceedings” and Note 7, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

10.1+	Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (non-employee director).
31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: November 2, 2017	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 2, 2017	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)