Form 10-K
period 2017-12-31
CASELLA WASTE SYSTEMS INC
filed 2018-03-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on June 30, 2017 was approximately $639.8 million. The registrant does not have any non-voting common stock outstanding.
There were 41,294,290 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at February 14, 2018. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at February 14, 2018.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

CASELLA WASTE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Casella Waste Systems, Inc.”, “Casella”, the “Company”, “we”, “us” or “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements, including statements regarding:

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
ITEM 1. BUSINESS
Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation, its wholly-owned subsidiaries and any partially owned entities over which it has a controlling financial interest, is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, our Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, major accounts and industrial services, discontinued operations, and earnings from equity method investees, as applicable, are included in our Other segment.

As of January 31, 2018, we owned and/or operated 32 solid waste collection operations, 47 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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

Term	Financial Reporting Period
fiscal year 2018	January 1, 2018 through December 31, 2018
fiscal year 2017	January 1, 2017 through December 31, 2017
fiscal year 2016	January 1, 2016 through December 31, 2016
fiscal year 2015	January 1, 2015 through December 31, 2015
transition period 2014	May 1, 2014 through December 31, 2014
fiscal year 2014	May 1, 2013 through April 30, 2014
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
Over the last five years we have made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by divesting and closing under performing operations that did not enhance or complement our core operations. Specifically, we have had success during this period improving our financial performance and driving positive cash flows by advancing efforts in four key areas: (1) increasing landfill returns; (2) driving additional profitability at collection operations; (3) creating incremental value through resource solutions; and (4) improving our balance sheet and reducing business risk.
In early August 2017, we announced our updated strategic plan through our fiscal year ending December 31, 2021 (the “2021 Plan”). As part of the 2021 Plan, we intend to remain focused on creating shareholder value through: (1) increasing landfill returns; (2) improving collection profitability; and (3) creating incremental value through resource solutions. In addition, we also announced two new key strategies as part of the 2021 Plan: (4) reducing general and administration costs and improving efficiencies; and (5) allocating capital to balance debt delevering with smart growth.
To support our efforts, we continue to invest in our employees through leadership development, technical training and job paths, and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve cash flows and returns on invested capital.
Increasing landfill returns
We launched a strategic initiative in fiscal year 2014 to source incremental waste volumes to our landfills to maximize annual capacity utilization and increase cash flows. We have made great progress towards this goal as overall landfill volumes for fiscal year 2017 were up by approximately 0.9 million tons per year compared to the twelve months ended December 31, 2012, excluding volumes from the Worcester, Massachusetts landfill (“Worcester Landfill”) closure project in Massachusetts.

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
Disposal market dynamics have quickly shifted across our footprint due to improving macroeconomic conditions and a challenging regulatory environment for new disposal capacity. In total, facilities that we estimate had approximately 1.7 million tons of annual disposal capacity have permanently closed in Massachusetts, Maine, New Hampshire, and Vermont over the last several years, and we expect that facilities with another 1.8 million tons of additional net annual capacity will permanently close over the next several years. These closures and expected closures represent a reduction of over 15% of total market capacity across these states. Furthermore, we expect that waste flow shifts in New York State and additional facility closures in contiguous markets will keep more waste volumes in the market for ultimate disposal over the next 20 years, further tightening available market capacity.
Given this backdrop, we shifted our landfill strategy in transition period 2014 to balance sourcing additional volumes against improving pricing and returns at our landfills. While we believe it will take several years for the capacity constraints in our markets to become acute, we experienced tightening pricing elasticity in our markets over the last year, which has enabled us to begin increasing landfill disposal pricing in excess of the Consumer Price Index in several of our markets. In fiscal year 2017, we increased our overall landfill price by 3.4% over the prior year as we selectively increased tipping fees.
We continue to work on strategies to source additional waste volumes to our landfills by increasing our geographic reach through the use of rail transportation and accessing new end-markets and transfer stations.
Improving collection profitability
Over the last five years, we have developed and implemented a number of programs designed to improve profitability and returns in the collection line-of-business including: pricing yield analytics; new sales force incentives; route profitability analytics; on-route sales and marketing initiatives; a comprehensive fleet strategy; and selling or swapping under performing routes or operations.
Our local collection teams have moved pricing from an annual process to a core process that is continually reviewed and adjusted throughout the year. Our division management and sales teams use our customer profitability analytics tool to calculate customer level profitability and increase pricing, where appropriate, to offset cost increases. We continue to yield success from our collection pricing programs, with commercial and residential collection price growth of 3.1% in fiscal year 2017.
In fiscal year 2015, we implemented the Sustainability Recycling Adjustment fee (“SRA fee”) to dynamically adjust residential and commercial collection pricing for monthly changes in recycling commodity prices. The SRA fee has been well received by our customers and is helping to offset commodity price headwinds. In fiscal year 2017, we replaced our fuel & oil recovery fee with our new Energy and Environmental fee (“E&E fee”). The E&E fee incorporates a floating fuel and oil recovery fee with a fixed environmental recovery fee designed to recover environmental compliance inflation.
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

Differentiating business with resource solutions
To complement our traditional solid waste offerings, we have developed a set of resource solutions and invested in select assets that are intended to enhance our ability to support emerging customer and market needs. Our resource solutions strategy seeks to leverage our core competencies across our operating segments in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers. In fiscal year 2017, 27.1% of our revenues were generated by our Recycling, Customer Solutions and Organics businesses in the aggregate.
For 40 years, we have been a leader in providing recycling services to our customers. We currently own or operate six material recovery facilities (“MRFs”) that use our Zero-Sort Recycling process, which we own or operate under long-term operating agreements. With Zero-Sort Recycling, customers can commingle all of their recyclables (paper, cardboard, plastics, metals, and glass) into a single, right-sized residential or commercial container. By making it easier for a customer to recycle, we have increased recycling participation and yields, thereby increasing volumes through our MRFs and enhancing asset utilization.
Prior to 2011, the average mix of recycling commodities generated by residential and commercial customers generally sold at an average price that covered the cost of processing the materials, including an adequate return on our investment in the processing equipment, facilities, and rolling stock necessary to process the recyclables. However, from early 2011 to the end of fiscal year 2015, recycling commodity prices declined by approximately 60% as global demand for fiber and metal materials significantly dropped and plastics pricing declined with lower crude oil pricing.
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
The global recycling market has experienced further negative commodity pricing pressure in 2017, which has continued into early 2018. Markets are expected to remain depressed into the foreseeable future, as China launched its National Sword program aimed at reducing contamination levels in imported recyclables and eliminating certain commodity grades. Due to China’s reduced purchasing of commodities, export pricing for mixed paper declined by 80% from July 2017 through February 2018, and old corrugated cardboard ("OCC") pricing declined 45% during the same period.
Further, in response to these changes in the global commodity markets, we have taken steps to improve the quality of our recycled fiber commodity streams by slowing down the throughput of our processing lines, adding additional sorting and quality control labor, and upgrading select facilities to enhance automated sorting technology. We believe that our commodity risk mitigation programs are working well to offset the majority of the declines in commodity pricing and the increased processing costs; however, we expect our recycling business to be a negative headwind in fiscal year 2018.
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
Our Organics business provides transportation, disposal and resource solutions to waste water treatment facilities across the northeastern United States. In fiscal year 2017, our operations managed approximately 0.8 million tons of residuals, with 0.2 million tons of this material internalized to our landfills and 0.4 million tons transformed into renewable products for fertilization and landscaping. In addition, our Organics group has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from source separated organics to comply with emerging waste regulations.
Reducing general and administration costs and improving efficiencies
In August 2017, we launched a new strategy focused on driving lower general and administration costs and improving back office efficiencies through our multi-year technology plan and our efforts to optimize our sales organization. Our goal is to reduce our general and administration costs as a percentage of revenues by 75 to 100 basis points by December 31, 2021.
We initially plan to focus our efforts in two key areas to accomplish this goal: (1) update key technology infrastructure to transform our finance organization and streamline our back-office processes; and (2) optimize our sales organization and activities to drive higher sales and productivity.

We developed a 5-year technology plan during fiscal year 2017 that focuses investment in core systems and infrastructure to drive cost efficiencies, customer value, and growth. Our legacy financial, work-order management, and billing systems have provided a stable and high performance system over the last 25 years. However, as we have worked to modernize our processes, we discovered that our legacy platforms did not afford the data integration capabilities necessary to advance these key technology initiatives.
Our 5-year technology plan first focuses on updating our key financial systems (financial, general ledger, purchasing, and fixed assets) with a new NetSuite cloud based Enterprise Resource Planning software that was launched in February 2018. The next major step in this plan is to replace our field services system, including work order management, dynamic truck routing and billing applications.
Once we have these foundational systems in place, we plan to shift our attention to further advancing our long-term technology plan, with a focus on enhancing customer facing applications, streamlining back-office and accounting processes, automating routine processes, translating data into actionable operating intelligence, and adding technology to the cab of our trucks to improve customer service and efficiencies.
The second major initiative targeted at reducing general and administration costs and improving efficiencies, is our effort to optimize our sales organization and activities. During fiscal year 2016 and into fiscal year 2017, we migrated from five antiquated Customer Relationship Management ("CRM") systems to a newly deployed Microsoft Dynamics CRM platform. As of mid-2017, all of our sales force was utilizing the new system to manage their day-to-day sales activities. In fiscal 2018, we plan to focus on enhancing opportunity and retention management activities, driving higher cross-selling, and improving sales force effectiveness and efficiency. As we gain further traction with these efforts we expect to redirect certain sales resources to drive higher growth in key customer segments and market areas.
Allocating capital to balance debt delevering with smart growth
Over the last five years we have made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure: (1) by divesting and closing under performing operations that did not enhance or complement our core operations; and (2) through strict capital discipline and debt repayment. Given our success in each area and as part of the 2021 Plan, we have shifted our capital strategy to use our capital in a manner that balances continued delevering with smart acquisition and development growth.
One of the key pillars of this initiative to improving our balance sheet and reducing operational and financial risk, is our Enterprise Risk Management program that helps us to more effectively identify and mitigate risk throughout all aspects of our business. This program has helped us to prioritize and focus resources on mitigating key risk areas, while simplifying our business structure, improving cash flows and reducing risk exposure by divesting and closing under performing operations that did not enhance or complement our core operations. These actions included: (1) the divestiture of Maine Energy Recovery Company, LP, a low margin, negative cash flow waste-to-energy operation, in the fiscal year ended April 30, 2013; (2) the divestiture of KTI BioFuels, Inc. (“BioFuels”), a low margin, negative cash flow C&D processing facility, in fiscal year 2014; (3) the sale of our 50% equity interest in US GreenFiber LLC, a negative cash flow cellulose insulation joint-venture, in fiscal year 2014; (4) the wind down of Casella-Altela Regional Environmental Services, LLC (“CARES”) through the disposal of the remaining assets of CARES in fiscal year 2015, in which we held a 51% membership interest; and (5) the sale of select low-margin collection routes in fiscal years 2015 and 2016.
During this period, our financial strategy was focused on maximizing cash flows to permanently retire indebtedness and refinancing higher cost indebtedness to lower our borrowing costs and reduce market risk. We made significant progress in each area during fiscal years 2016 and 2017.

•
On October 17, 2016, we completed the refinancing of our 7.75% senior subordinated notes due February 2019 (“2019 Notes”) and our senior secured asset-based revolving credit and letter of credit facility due February 2020 with our new term loan B facility in the amount of $350.0 million (“Term Loan B Facility”) and a revolving line of credit facility in the amount of $160.0 million (“Revolving Credit Facility” and, together with the Term Loan B Facility, the "Credit Facility"). This refinancing saved us approximately $11.0 million of annual cash interest expense, moved out debt maturities, and increased our financial flexibility.

•
On April 18, 2017, we completed the repricing of our Term Loan B Facility and reduced the applicable interest rate margin by 25 basis points for both LIBOR and base borrowings. This repricing saved us approximately an additional $0.9 million of annual cash interest expense.

•
As of December 31, 2017, our consolidated net leverage ratio, as measured by our Credit Facility, dropped below 3.75x, and as such the applicable interest rate margin for our Term Loan B Facility dropped by another 25 basis points for both LIBOR and base borrowings. This interest rate step-down is expected to save us approximately an additional $0.9 million of annual cash interest expense.

We believe that we are well-positioned for the future and remain strongly committed to a disciplined capital investment strategy, that balances continued delevering with smart acquisition and development growth. We have set a goal of $20 million to $40 million per year of acquisition or development activity as part of this new strategy, although we may consider larger transactions if appropriate. Acquisitions or development activity will be opportunistic, and we expect to strictly adhere to our disciplined capital return hurdles and rigorous review process.
Given the continued tightening of the disposal markets across the northeastern United States due to permanent facility closures and increased economic activity, coupled with changes in the recycling markets, we believe that we have an excellent opportunity to acquire select assets across our market areas. We estimate we have roughly $500 million of potential acquisition opportunity in our northeastern United States markets (either tuck-in or strategically integrated with our assets).
We believe that investing a portion of our excess cash flows to grow our business will create additional shareholder returns through higher cash flow growth rates driven by new revenue streams, internalization to our disposal facilities and cost synergies.
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
Material Recovery Facilities. Our MRFs receive, sort, bale and sell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We operate eight large-scale, high volume MRFs within our Recycling region in geographic areas served by our collection divisions. Revenues are received from municipalities and customers in the form of processing fees, tipping fees and commodity sales. These MRFs, three of which are located in New York, two of which are located in Vermont, two of which are located in Massachusetts, and one of which is located in Maine, process over 0.5 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts. We also operate smaller MRFs, which generally process recyclables collected from our various residential collection operations.
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

The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal years 2017, 2016 and 2015:

	Fiscal Year 2017			Fiscal Year 2016			Fiscal Year 2015
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	31,022	59,089	90,111	23,208	74,443	97,651	26,456	76,547	103,003
New expansions pursued (3)	—	—	—	—	—	—	—	1,366	1,366
Permits granted (4)	9,273	(9,273)	—	11,859	(11,859)	—	—	—	—
Airspace consumed	(3,958)	—	(3,958)	(3,899)	—	(3,899)	(3,793)	—	(3,793)
Changes in engineering estimates (5)	(178)	(3,515)	(3,693)	(146)	(3,495)	(3,641)	545	(3,470)	(2,925)
Balance, end of year	36,159	46,301	82,460	31,022	59,089	90,111	23,208	74,443	97,651

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

(3)
The change in new expansions pursued in fiscal year 2015 relates to the determination of additional permittable airspace at the Subtitle D landfill located in Southbridge, Massachusetts ("Southbridge Landfill") and the Subtitle D landfill located in Bethlehem, New Hampshire ("NCES Landfill") in our Eastern region.

(4)
The increase in remaining permitted airspace capacity in fiscal year 2017 was the result of a permit received at the Subtitle D landfill located in West Old Town, Maine ("Juniper Ridge Landfill") in our Eastern region. The increase in remaining permitted airspace capacity in fiscal year 2016 was a result of the receipt of expansion permits at the Subtitle D landfill located in Seneca, New York ("Ontario County Landfill") and the Subtitle D Landfill located in Chemung, New York ("Chemung County Landfill") in our Western region.

(5)
The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills, which in fiscal year 2017 includes the impact associated with the decision to close our Southbridge Landfill.

Eastern Region
NCES Landfill. The NCES Landfill is a Subtitle D landfill located in Bethlehem, New Hampshire that we purchased in 1994. NCES Landfill currently consists of approximately 50 acres of permitted or permittable landfill area, is permitted to accept municipal solid waste, C&D material and certain pre-approved special waste and has no annual tonnage limitations. In fiscal year 2017, NCES Landfill entered into an agreement for the construction of a landfill gas-to-energy plant, which will be constructed, owned and operated by a third-party.
Juniper Ridge Landfill. The Juniper Ridge Landfill is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. Juniper Ridge Landfill currently consists of approximately 179 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: up to 0.1 million tons of municipal solid waste per year through March 2018, and C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at Juniper Ridge Landfill.

Southbridge Landfill. The Southbridge Landfill is a Subtitle D landfill located in Southbridge, Massachusetts. In 2003, we acquired Southbridge Recycling and Disposal Park, Inc., which owns a recycling facility and has a contract with the Town of Southbridge, Massachusetts to operate Southbridge Landfill. Southbridge Landfill currently consists of approximately 73 acres of permitted or permittable landfill area, and is permitted to accept up to 0.4 million tons of municipal solid waste, processed C&D residual material and certain pre-approved special waste annually. The Southbridge Landfill site houses a landfill gas-to-energy plant, which is owned and operated by us, that has the capacity to generate 1.6 MW of energy. In fiscal year 2017, we initiated a plan to cease operations of Southbridge Landfill and decided to not proceed with expansion efforts and to close Southbridge Landfill once the remaining capacity had been exhausted, with capacity expected to be reached during fiscal year 2018. Closure operations at Southbridge Landfill are expected to begin in fiscal year 2018, or shortly thereafter, once capacity has been reached.
Closure Projects. In 2005, we started closure operations at the Worcester Landfill. These closure operations were completed in April 2014 when Worcester Landfill accepted its final tons of waste. We began final capping and closing of Worcester Landfill in May 2014 and completed final capping and closing in fiscal year 2016.
Western Region
Waste USA Landfill. The Waste USA landfill, which is a Subtitle D landfill located in Coventry, Vermont ("Waste USA Landfill") that we purchased in 1995, is the only operating permitted Subtitle D landfill in the State of Vermont. Waste USA Landfill consists of approximately 148 acres of permitted or permittable landfill area, and is permitted to accept up to 0.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Waste USA Landfill site houses a landfill gas-to-energy plant, which is owned and operated by a third-party, that has the capacity to generate 8.0 MW of energy.
Clinton County Landfill. The Clinton County landfill, which is a Subtitle D landfill located in Schuyler Falls, New York(“Clinton County Landfill”). Clinton County Landfill, which currently consists of approximately 197 acres of permitted or permittable landfill area, portions of which are leased from Clinton County, is permitted to accept up to approximately 0.2 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Clinton County Landfill site houses a landfill gas-to-energy facility, which is owned by us and operated by a third-party, that has the capacity to generate 6.4 MW of energy.
Hyland Landfill. The Hyland landfill, which is a Subtitle D landfill located in Angelica, New York (“Hyland Landfill”) that we own, began accepting waste in 1998. Hyland Landfill currently consists of approximately 121 acres of permitted or permittable landfill area, and is permitted to accept up to 0.5 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Hyland Landfill site houses a landfill gas-to-energy facility, which is owned by us and operated by a third-party, that has the capacity to generate 4.8 MW of energy.
Ontario County Landfill. The Ontario County Landfill, which is a Subtitle D landfill located in Seneca, New York. In 2003, we entered into a 25-year operation, management and lease agreement for the Ontario County Landfill with the Ontario County Board of Supervisors. Ontario County Landfill currently consists of approximately 171 acres of permitted or permittable landfill area, and is permitted to accept up to 0.9 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. In January 2016, we received an expansion permit at the Ontario County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. The Ontario County Landfill site houses a Zero-Sort MRF, which is operated by us, and a landfill gas-to-energy facility, which is owned and operated by a third-party, that has the capacity to generate 11.2 MW of energy.
Hakes Landfill. The Hakes C&D landfill, which is a C&D landfill located in Campbell, New York (“Hakes Landfill”) that we purchased in 1998. Hakes Landfill currently consists of approximately 78 acres of permitted or permittable landfill area, and is permitted to accept up to 0.5 million tons of C&D material annually.
Chemung County Landfill. The Chemung County Landfill, which is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 113 acres of permitted or permittable landfill area strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In June 2016, we received an expansion permit at Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement.

McKean Landfill. The McKean landfill, which is a Subtitle D landfill located in Mount Jewett, Pennsylvania (“McKean Landfill”) that we purchased in 2011 as part of a bankruptcy reorganization. McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area, and is permitted to accept up to approximately 0.3 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The facility permit authorizes the construction of the rail siding at the landfill which if completed, would expand the market reach for the landfill to other rail capable transfer facilities. We have not yet committed to the construction of the rail siding pending a determination of the economic viability. We believe that McKean Landfill is well situated to provide services to the oil and gas industry that explores natural gas in the Marcellus Shale of Pennsylvania in the form of disposal capacity for residual materials.
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
Within each geographic region, we organize our solid waste services around smaller areas that we refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in landfills, some of which may be owned and/or operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each division operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.
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
The following table provides information about each operating segment (as of January 31, 2018 except revenue information, which is for fiscal year 2017):

	Eastern Region	Western Region	Recycling	Other

Revenues (in millions)	$181.2	$250.8	$62.3	$105.1
Properties:
Solid waste collection facilities	14	18	—	—
Transfer stations	18	29	—	—
Recycling facilities	3	4	9	2
Subtitle D landfills	3	6	—	—
C&D landfills	—	1	—	—
See our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for our financial results for fiscal years 2017, 2016 and 2015, and our financial position as of December 31, 2017 and December 31, 2016.

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
We entered the southern New Hampshire market in 1999 and the eastern Massachusetts market in 2000 and since have grown organically and through acquisitions. In this market, we rely to a large extent on third-party disposal capacity, but NCES Landfill, Southbridge Landfill and other assets have provided additional opportunities to internalize volumes. In fiscal year 2014, we acquired a transfer station in Oxford, Massachusetts, allowing greater operational flexibility for our solid waste and recycling collection operations, and in fiscal year 2018 we acquired Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), which is expected to generate approximately $17.0 million of revenues annually. Complete provides residential and roll-off collection services, operates a construction and demolition processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities. However, in fiscal year 2017, we also initiated the plan to cease operations of the Southbridge Landfill and decided to not proceed with expansion efforts and close the Southbridge Landfill once the remaining capacity had been exhausted, with capacity expected to be reached during fiscal year 2018. Closure operations at the Southbridge Landfill are expected to begin in fiscal year 2018, or shortly thereafter, once capacity has been reached.
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
Recycling
Our Recycling segment is one of the largest processors and marketers of recycled materials in the northeastern United States, comprised of eight MRFs that process and market recyclable materials that municipalities and commercial customers deliver under long-term contracts. Two of the eight MRFs are leased, three are owned, and three are operated by us under contracts with municipal third-parties. In fiscal year 2017, the Recycling segment processed and/or marketed over 0.7 million tons of recyclable materials including tons marketed through our commodity brokerage division and our baling facilities located throughout our footprint. Recycling’s facilities are located in Vermont, New York, Maine, and Massachusetts.
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

Our Recycling segment derives a significant portion of its revenues from the sale of recyclable materials. Since purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions, we use long-term supply contracts with customers to reduce commodity risk. Under such contracts, we obtain a guaranteed minimum price for recyclable materials through the receipt of a tipping fee when commodity prices fall below agreed upon thresholds. Conversely, when prices for recyclable materials rise above agreed upon thresholds, we provide the counterparty with a portion of the related revenues. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2017, 35.5% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts. At times, we also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of December 31, 2017, no such commodity hedges were in place. Also, we mitigate the impact from commodity price fluctuations through the use of a floating SRA fee charged to collection customers to offtake recycling commodity risk. The global recycling market has experienced further negative commodity pricing pressure in 2017, which has continued into early 2018. Markets are expected to remain depressed into the foreseeable future, as China launched its National Sword program aimed at reducing contamination levels in imported recyclables and eliminating certain commodity grades. Due to China’s reduced purchasing of commodities, export pricing for mixed paper declined by 80% from July 2017 through February 2018, and OCC pricing declined 45% during the same period.

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
Our Organics business has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Through our Earthlife® soils products, we offer a wide array of organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We also have ownership interests in AGreen Energy, LLC and BGreen Energy, LLC, which we account for as cost method investments, that partner with other capital investors to build farm-based anaerobic digesters in the northeastern United States to generate electricity from farm and food waste streams.
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
The larger urban markets in which we compete are served by one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., any of which may be able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues.
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
Employees
As of January 31, 2018, we employed approximately 2,000 people, including approximately 400 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,600 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 100 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.
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
We self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2017 under the workers’ compensation plan was $1.0 million per individual event. Our maximum exposure in fiscal year 2017 under the automobile plan was $1.2 million per individual event.
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

Because certain of our operating and fixed costs remain constant throughout the fiscal year, operating income is therefore impacted by a similar seasonality. Our operations can be adversely affected by periods of inclement or severe weather, which could increase our operating costs associated with the collection and disposal of waste, delay the collection and disposal of waste, reduce the volume of waste delivered to our disposal sites, increase the volume of waste collected under our existing contracts (without corresponding compensation), decrease the throughput and operating efficiency of our materials recycling facilities, or delay construction or expansion of our landfill sites and other facilities. Our operations can also be favorably affected by severe weather, which could increase the volume of waste in situations where we are able to charge for our additional services provided.
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
New York State revised its regulations governing solid waste management, 6 NYCRR Part 360, effective in November 2017. The revised regulations, among other things, include requirements to conduct landfill liner integrity testing and install radiation detectors at certain facilities.
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
Executive Officers of the Registrant
Our executive officers and their respective ages are as follows:

Name	Age	Position
John W. Casella	67	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edwin D. Johnson	61	President and Chief Operating Officer
Edmond “Ned” R. Coletta	42	Senior Vice President and Chief Financial Officer
Christopher B. Heald	53	Vice President and Chief Accounting Officer
David L. Schmitt	67	Senior Vice President and General Counsel
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
Edmond “Ned” R. Coletta has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2012. Mr. Coletta joined us in December 2004 and has served in positions of increasing responsibility, including as our Vice President of Finance and Investor Relations from January 2011 to December 2012. Prior to that Mr. Coletta served as our Director of Finance and Investor Relations from August 2005 to January 2011. From 2002 until he joined us, Mr. Coletta served as the Chief Financial Officer and was a member of the Board of Directors of Avedro, Inc. (FKA ThermalVision, Inc.), an early stage medical device company that he co-founded. From 1997 to 2001, he served as a research and development engineer for Lockheed Martin Michoud Space Systems. Mr. Coletta holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science in Materials Science Engineering from Brown University.
Christopher B. Heald has served as our Vice President of Finance and Chief Accounting Officer since January 2013. Mr. Heald joined us in September 2001 and has served in positions of increasing responsibility, including as our Director of Financial Reporting and Analysis from July 2010 to January 2013 and as our Accounting Manager from August 2002 to July 2010. Mr. Heald is a Certified Public Accountant and holds a Bachelor of Science in Business Administration from the University of Vermont.

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
Available of Reports and Other Information
Our website is www.casella.com. We make available, free of charge through our website, our Annual and Transition Reports on Form 10-K and 10-KT, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those materials filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with or furnish to the SEC.
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
We have in place an Enterprise Risk Management process that involves systematic risk identification and mitigation covering the categories of strategic, financial, operational, and compliance risk. The goal of enterprise risk management is not to eliminate all risk, but rather to identify and assess risks; assign, mitigate and monitor risks; and report the status of our risks to the Board of Directors and its committees.
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
As is generally the case in our industry, municipal contracts are typically subject to periodic competitive bidding. We may not be the successful bidder to obtain or retain these contracts. If we are unable to compete with larger and better capitalized companies or replace municipal contracts lost through the competitive bidding process with comparable contracts or other revenue sources within a reasonable time period, our revenues would decrease and our operating results could be materially adversely affected.

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
In addition, we may be impacted by the development and commercialization of disruptive technologies that may materially change how waste management services are provided. If we are unable to gain access to these technologies or to compete effectively against them, our financial results may suffer.
We also experience competition in our hiring of drivers and mechanics necessary to service our customers. This competition may come from other waste management companies, but it also comes from other employers who hire drivers and maintain fleets, such as companies that provide courier delivery services, including United Parcel Service, Inc. and FedEx Corporation, as well as from a tightening labor market. If we are unable to hire and retain sufficient numbers of drivers to service our collection and disposal routes and mechanics to maintain our trucks, our financial condition and operating results could be materially impacted.
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
We have historically grown through acquisitions, may make additional acquisitions in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. As of December 31, 2017, we had recorded $5.8 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense, and $5.9 million in environmental remediation liabilities for the estimated cost of the future installation of a municipal waterline associated with Southbridge Recycling & Disposal Park, Inc.("SRD") discussed below, including the recognition of accretion expense in other accrued liabilities and other long-term liabilities. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.
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
In October 2015, our SRD subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Southbridge”) landfill ("Southbridge Landfill"), which is operated by SRD. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (“Charlton 21E Obligations”). Further, we entered into an administrative consent order (“ACO”) with MADEP, Southbridge, and the Town of Charlton, Massachusetts (“Charlton”), in April 2017. The ACO provides for equal sharing of costs between MADEP and us, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in Charlton. It is expected that Southbridge will issue a Bond for our portion of the waterline costs, and we expect to amend the Operating Agreement between us and the Town to provide for us to reimburse Southbridge for periodic payments under such Bond. This waterline will provide municipal water to certain Charlton residents, and under the ACO, the parties agreed that operation of the waterline shall enable the Charlton 21E Obligations to be closed without MADEP approval.
In February 2016, we and Southbridge received a Notice of Intent to Sue under the Resource Conservation and Recovery Act (“RCRA”) sent on behalf of residents proximate to the Southbridge Landfill (“Residents”), threatening to file suit against us alleging the groundwater contamination orinigated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act (“CWA”) and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. On or about June 9, 2017, a lawsuit was filed against us, SRD and Southbridge in the U.S. District Court for the District of Massachusetts by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of damages and remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill and costs of litigation, plus interest on any damage award, on behalf of the Residents.

In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two stormwater detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2017, SRD appealed the Charlton Zoning Board of Appeals decision to the Massachusetts Land Court. We believe it is reasonably possible that a loss will occur as a result of the Order although an estimate of loss cannot be reasonably provided at this time.
We may not have sufficient insurance coverage for our environmental liabilities, such coverage may not cover all of the potential liabilities we may be subject to and/or we may not be able to obtain insurance coverage in the future at reasonable expense, or at all. See "Legal Proceedings - Environmental Remediation Liability".
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
Our results of operations have been and will continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The commodity markets continue to see ongoing negative pressure on pricing associated with the decline of the fiber market due to less use of paper products such as newspaper and office paper as a result of increased on-line reading. As a result of these market changes, domestic demand for various recycled fibers from mill buyers has steadily declined over the past decade, and as such we have exported more of these materials overseas to China. In 2017, China launched a campaign called “National Sword” which has imposed significant restrictions on the importation into China of recyclable materials, including imposing new quality standards for contaminants in recyclable materials commencing January 1, 2018. Furthermore, China has not issued import licenses for its mills to import recyclable commodities for 2018, resulting in a stoppage of essentially all imports of recyclable commodities into China. These factors could have a significant impact on our business.
We seek to limit our exposure to fluctuating commodity prices through: our revenue sharing contracts that share commodity prices above a threshold level or charge a tipping fee below the threshold; our net commodity rate formula that allows us to pass back higher costs to sell commodities, including higher labor costs or equipment costs to meet new quality standards; our floating Sustainability Recycling Adjustment fee that passes back the cost of recycling to our collection customers; and as applicable, the use of hedging agreements, floor price contracts and long-term supply contracts with customers. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment.

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
We are upgrading our technology infrastructure and there can be no assurance that our efforts will be completed on the projected timetable or that our investment will result in the expected gains.
We are upgrading our technology infrastructure, including an enterprise resource planning package and other systems that we believe will improve our internal processes and the productivity of our employees. These upgrades are complex and there can be no assurance that they will result in expected productivity gains and operating cost reductions on our anticipated timeline, if at all. In addition, if we are not able to maintain the security of our data, confidential information about us or our customers or suppliers could be inadvertently disclosed, subjecting us to possible expenses and other liabilities as well as adversely impacting customer and other third party relationships. If we are unable to benefit from new technologies, we may be at a competitive disadvantage to other companies in the waste management industry, in which case our operating results could suffer.
A cybersecurity incident could negatively impact our business and our relationships with customers, adversely affecting our financial results and exposing us to litigation risk.
We use computer technology in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our customers and our employees to be able to process transactions and provide information that we feel is necessary to manage our business. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive measures and incident response efforts may not be entirely effective, especially as cyber security attacks continue to evolve. If our established network of security controls, policy enforcement mechanisms, educational awareness programs and monitoring systems that we use to address these threats to technology fail, the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage. While we have purchased insurance coverage for cybersecurity risks, there can be no assurance that any such coverage would be adequate to cover potential liability.
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
We have material financial obligations relating to final capping, closure and post-closure costs of our existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities that we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, the landfill must be closed and capped, and we must begin post-closure maintenance. We establish accruals for the estimated costs associated with such final capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. We have provided and expect that we will in the future provide accruals for financial obligations relating to final capping, closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after closure of a landfill. Our financial obligations for final capping, closure or post-closure costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges that would have an adverse effect on our business.
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
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2017, we used approximately 4.9 million gallons of diesel fuel in our solid waste operations. Although we have a “fuel surcharge” program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility, contractual restrictions and competitive conditions may impact our opportunity to pass this fee on to our customers in all circumstances.
We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third-party financial assurance to secure our contractual obligations.
Public solid waste collection, recycling and disposal contracts, and obligations associated with landfill closure typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from Evergreen National Indemnity Company, in which we hold a 19.9% equity interest. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.
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

See Note 3, Summary of Significant Accounting Policies and Note 16, Divestiture Transactions to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for disclosure related to asset impairments recognized during the disclosed reporting periods.
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
Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2018, approximately 5% of our employees were represented by unions.
Our enterprise risk management process may not be effective in mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.
Our enterprise risk management framework is designed to minimize or mitigate the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited in their ability to anticipate the existence or development of risks that are currently unknown and unanticipated. The ineffectiveness of our enterprise risk management framework in mitigating the impact of known risks or the emergence of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.
Risks Related to Our Indebtedness
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.
As of December 31, 2017, we had approximately $497.7 million of outstanding principal indebtedness (excluding approximately $22.5 million of outstanding letters of credit issued under our new term loan B facility ("Term Loan B Facility")and revolving line of credit facility (“Revolving Credit Facility” and, together with the Term Loan B Facility, the "Credit Facility"). The Credit Facility consists of the Term Loan B Facility with term loans in the outstanding principal amount of $346.5 million and the Revolving Credit Facility with loans thereunder being available up to an aggregate principal amount of $160.0 million, of which $101.5 million of unused commitments remain under the Revolving Credit Facility, subject to customary borrowing conditions. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:

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
Our ability to make future business acquisitions, particularly those that would be financed solely or in part through cash from operations, may be curtailed due to our obligations to make payments of principal and interest on our outstanding indebtedness. We may not have sufficient capital resources, now or in the future, and may be unable to raise sufficient additional capital resources on terms satisfactory to us, if at all, in order to meet our capital requirements for such acquisitions. In addition, the terms of our indebtedness include covenants that directly restrict, or have the effect of restricting, our ability to make certain acquisitions while this indebtedness remains outstanding. If we are unable to pursue acquisitions that would enhance our business or operations, the potential growth of our business and revenues may be adversely affected.
Risks Related to Our Common Stock
Our Class B common stock is entitled to ten votes per share and is held exclusively by John W. Casella and Douglas R. Casella.
The holders of our Class B common stock are entitled to ten votes per share and the holders of our Class A common stock are entitled to one vote per share. As of December 31, 2017, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding, all of which were beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors. Based on the number of shares of common stock outstanding on January 31, 2018, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represent approximately 21.5% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella may be able to substantially influence certain matters submitted to stockholders for approval, including proposed amendments to our certificate of incorporation and bylaws requiring an affirmative vote of shares representing at least 75% of the votes that all holders of our Class A common stock and our Class B common stock would be entitled to cast.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located at 25 Greens Hill Lane, Rutland, Vermont 05701, where we currently lease approximately 12,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, machinery and equipment, rolling stock and containers. At January 31, 2018, we operated nine subtitle D landfills, four of which we own and five of which we lease; one landfill permitted to accept C&D materials that we own; 47 transfer stations, 26 of which we own, seven of which we lease and 14 of which we operate under a contract; 32 solid waste collection facilities, 19 of which we own, 12 of which we lease and one of which we operate under a contract; 18 recycling processing facilities, nine of which we own, five of which we lease and four of which we operate under a contract; four landfill gas-to-energy facilities that we own; and 20 corporate office and other administrative facilities, three of which we own and 17 of which we lease (See Item 1, “Business” of this Annual Report on Form 10-K for property information by operating segment and location). We believe that our property and equipment are adequately maintained and sufficient for our current operations.
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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 450, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton ("Charlton"), committing us to equally share the costs with MADEP, of up to $10.0 million ( $5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond.
We have recorded an environmental remediation liability associated with the future installation of the Waterline in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 2.6%. Our expenditures could be significantly higher if costs exceed estimates. The changes to the environmental remediation liability associated with the Southbridge Landfill are as follows (in millions):

	Fiscal Year Ended December 31,
	2017	2016
Beginning balance	$—	$—
Accretion expense	0.1	—
Obligations incurred	6.3	—
Obligations settled (1)	(0.5)	—
Ending balance	$5.9	$—

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
Charlton has also demanded that we relocate retention ponds incident to the operation of the Southbridge Landfill, and that we pay damages to Charlton for the use of such retention ponds during the operation of the Southbridge Landfill. We disagree with Charlton as to the legality of the location of those retention ponds in Charlton, and are vigorously contesting claims made by Charlton. We cannot currently estimate the potential for loss associated with Charlton’s claim against us, and it is possible that we could incur a material loss in the resolution of such claim.
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

On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than December 31, 2018. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $3.1 million and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site.
See Note 15, Other Items and Charges for disclosure over the Southbridge Landfill closure charge.
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

A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows (in millions):

	Fiscal Year Ended December 31,
	2017	2016
Beginning balance	$5.9	$5.2
Payments	(0.1)	(0.2)
Obligations incurred	—	0.9
Ending balance	$5.8	$5.9
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

Period	High	Low
Fiscal Year Ended December 31, 2016
First quarter	$6.98	$4.97
Second quarter	$7.90	$6.31
Third quarter	$10.39	$7.76
Fourth quarter	$13.41	$10.28
Fiscal Year Ended December 31, 2017
First quarter	$14.23	$11.15
Second quarter	$16.95	$13.32
Third quarter	$19.13	$15.20
Fourth quarter	$23.20	$16.64
On January 31, 2018, the high and low sale prices per share of our Class A common stock as quoted on the NASDAQ Stock Market were $25.91 and $25.44, respectively. As of January 31, 2018 there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock.
For purposes of calculating the aggregate market value of the shares of common stock held by non-affiliates, as shown on the cover page of this Annual Report on Form 10-K, we have assumed that all the outstanding shares of Class A common stock were held by non-affiliates except for the shares beneficially held by directors and executive officers and funds represented by them.
Dividends
No dividends have ever been declared or paid on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit facility, which consists of our new $350.0 million term loan B facility ("Term Loan B Facility") and a $160.0 million revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan B Facility, the "Credit Facility"), and indentures restrict or condition the payment of dividends on common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from April 30, 2012 through December 31, 2017, with the cumulative total return on the Russell 2000 Index and our Industry Peer Group ("Peer Group"). The stock performance graph assumes the investment on April 30, 2012 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index and the Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	April 30, 2012	April 30, 2013	April 30, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Casella Waste Systems, Inc.	$100.00	$72.31	$84.58	$67.00	$99.17	$205.80	$381.76
Russell 2000	$100.00	$117.69	$141.82	$153.05	$146.29	$177.47	$203.46
Peer Group (1)	$100.00	$124.87	$136.14	$161.63	$168.98	$228.63	$287.29

(1)	The Peer Group is comprised of Waste Connections Inc., Covanta Holding Corp., Waste Management, Inc. and Republic Services, Inc.

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

	Fiscal Year Ended December 31,			Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
	2017	2016	2015		2014	2013
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$599,309	$565,030	$546,500	$368,374	$497,633	$455,335
Cost of operations	405,188	381,973	382,615	258,650	354,592	323,014
General and administration	79,243	75,356	72,892	45,732	61,865	58,205
Depreciation and amortization	62,102	61,856	62,704	41,485	60,339	56,576
Southbridge Landfill closure charge	65,183	—	—	—	—	—
Expense from divestiture, acquisition and financing costs	176	—	—	—	144	1,410
Environmental remediation charge	—	900	—	950	400	—
Contract settlement charge	—	—	1,940	—	—	—
Divestiture transactions	—	—	(5,517)	(553)	7,455	—
Development project charge	—	—	—	—	1,394	—
Severance and reorganization costs	—	—	—	—	586	3,709
Gain on settlement of acquisition related contingent consideration	—	—	—	—	(1,058)	—
Operating (loss) income	(12,583)	44,945	31,866	22,110	11,916	12,421
Interest expense, net	24,887	38,652	40,090	25,392	37,863	41,429
Other (income) expense, net	(418)	12,657	2,206	1,825	(436)	23,501
Loss from continuing operations before income taxes and discontinued operations	(37,052)	(6,364)	(10,430)	(5,107)	(25,511)	(52,509)
(Benefit) provision for income taxes	(15,253)	494	1,351	703	1,799	(2,526)
Loss from continuing operations before discontinued operations	(21,799)	(6,858)	(11,781)	(5,810)	(27,310)	(49,983)
Income (loss) from discontinued operations	—	—	—	—	284	(4,480)
Loss on disposal of discontinued operations	—	—	—	—	(378)	—
Net loss	(21,799)	(6,858)	(11,781)	(5,810)	(27,404)	(54,463)
Less: Net (loss) income attributable to noncontrolling interests	—	(9)	1,188	208	(4,309)	(321)
Net loss attributable to common stockholders	$(21,799)	$(6,849)	$(12,969)	$(6,018)	$(23,095)	$(54,142)
Basic and diluted earnings per share:
Weighted average common shares outstanding	41,846	41,233	40,642	40,262	39,820	34,015
Net loss per common share (1)	$(0.52)	$(0.17)	$(0.32)	$(0.15)	$(0.58)	$(1.59)

	Fiscal Year Ended December 31,			Eight Months Ended December 31, 2014	Fiscal Year Ended April 30,
	2017	2016	2015		2014	2013
	(in thousands, except per share data)
Other Data:
Capital expenditures	$64,862	$54,238	$49,995	$55,061	$45,959	$55,027
Cash flows provided by operating activities	$107,538	$80,434	$70,507	$38,286	$49,642	$43,906
Cash flows used in investing activities	$(76,447)	$(62,964)	$(48,784)	$(59,697)	$(57,910)	$(89,455)
Cash flows (used in) provided by financing activities	$(31,640)	$(17,238)	$(21,616)	$19,322	$9,008	$44,947
Balance Sheet Data:
Cash and cash equivalents	$1,995	$2,544	$2,312	$2,205	$2,464	$1,755
Working capital, net (2)	$(6,184)	$(6,382)	$(10,990)	$(9,968)	$(21,405)	$(25,308)
Property, plant and equipment, net	$361,547	$398,466	$402,252	$414,542	$403,424	$422,502
Goodwill	$122,605	$119,899	$118,976	$119,170	$119,139	$115,928
Total assets	$614,949	$631,512	$633,669	$658,198	$638,285	$649,154
Long-term debt and capital leases, less current maturities	$477,576	$503,961	$505,985	$522,458	$495,522	$481,022
Total stockholders’ (deficit) equity	$(37,862)	$(24,550)	$(21,597)	$(12,020)	$(8,537)	$15,451

(1)	Computed as described in Note 3, Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.
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
As of January 31, 2018, we owned and/or operated 32 solid waste collection operations, 47 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept C&D materials.
Acquisitions and Divestitures
Acquisitions
We have a business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.

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
In January 2018, we acquired Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete") in our Eastern region, which is expected to generate approximately $17.0 million of revenues, for $16.5 million of total consideration, subject to a purchase price adjustment. Complete provides residential and roll-off collection services, operates a construction and demolition processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities.
In fiscal year 2017, we acquired one solid waste collection business in our Eastern region and three solid waste collection businesses in our Western region for total consideration of $8.1 million, including $4.8 million in cash, $2.4 million in notes payable, $0.8 million in holdbacks to the sellers and $0.1 million of other consideration.
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
In fiscal year 2016, we dissolved CARES in accordance with the CARES Limited Liability Company Agreement, and in fiscal year 2017, we dissolved CARES McKean, LLC in accordance with Pennsylvania dissolution proceedings. Upon dissolution we deconsolidated the assets, liabilities and equity components, including the noncontrolling interest.
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
The table below shows revenue attributable to services provided (in millions) for the following periods:

	Fiscal Year Ended December 31,		$ Change	Fiscal Year Ended December 31,		$ Change
	2017	2016		2016	2015

Collection	$263.7	$249.6	$14.1	$249.6	$238.3	$11.3
Disposal	160.1	154.2	5.9	154.2	156.5	(2.3)
Power	5.4	5.9	(0.5)	5.9	6.8	(0.9)
Processing	7.9	6.4	1.5	6.4	6.1	0.3
Solid waste	437.1	416.1	21.0	416.1	407.7	8.4
Organics	39.8	41.5	(1.7)	41.5	39.1	2.4
Customer solutions	60.1	54.5	5.6	54.5	53.4	1.1
Recycling	62.3	52.9	9.4	52.9	46.3	6.6
Total revenues	$599.3	$565.0	$34.3	$565.0	$546.5	$18.5
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for Fiscal Year 2017 vs Fiscal Year 2016		Period-to-Period Change for Fiscal Year 2016 vs Fiscal Year 2015
	Amount	% of Growth	Amount	% of Growth
Price	$12.0	2.1%	$13.9	2.5%
Volume	4.3	0.8%	(6.0)	(1.1)%
Fuel surcharge and other fees	0.5	0.1%	(0.1)	—%
Commodity price and volume	0.8	0.1%	(0.6)	(0.1)%
Acquisitions and divestitures	3.4	0.6%	1.2	0.2%
Solid waste revenues	$21.0	3.7%	$8.4	1.5%
Price.
The price change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$7.7 million from favorable collection pricing; and

•	$4.3 million from favorable disposal pricing associated with our landfills and transfer stations.
The price change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$10.9 million from favorable collection pricing, including a floating sustainability recycling adjustment fee ("SRA fee")to mitigate recycling commodity risk; and

•	$3.0 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$2.7 million from higher collection volumes in our Eastern region;

•
$1.3 million from higher disposal volumes (of which $0.5 million relates to higher landfill volumes, $0.3 million relates to higher transportation volumes, and $0.5 million relates to higher transfer station volumes); and

•	$0.3 million from higher processing volumes.
The volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•
$(7.1) million from lower disposal volumes (of which $(5.1) million relates to lower transportation volumes associated with lower drill cutting volumes in our Western region, $(2.8) million relates to lower landfill volumes, and $0.8 million relates to higher transfer station volumes); and

•	$(0.1) million from lower processing volumes in our Western region; partially offset by

•	$1.2 million from higher collection volumes in our Eastern region.
Fuel surcharge and other fees
The fuel surcharge and other fees change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of $0.5 million from higher collection revenues associated with volume growth.
Commodity price and volume.
The commodity price and volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$1.3 million from favorable commodity pricing and higher volumes in processing; partially offset by

•	$(0.5) million from lower landfill gas-to-energy volumes.
The commodity price and volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$(0.8) million from unfavorable energy pricing from our landfill gas-to-energy operations; partially offset by

•	$0.2 million from favorable commodity pricing.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2017 solid waste revenues growth is a result of the acquisition of four solid waste collection businesses in fiscal year 2017.
The acquisitions and divestitures change component in fiscal year 2016 solid waste revenues growth is a result of the acquisition of three transfer stations in the quarter ended June 30, 2016, partially offset by the divestiture of a business in fiscal year 2015.
Organics revenues
Fiscal year 2017 organics revenues decreased $(1.7) million from the prior year as a result of lower volumes.
Fiscal year 2016 organics revenues increased $2.4 million from the prior year as a result of higher volumes.
Customer Solutions revenues
Fiscal year 2017 revenues increased $5.6 million from the prior year as a result of higher volumes.
Fiscal year 2016 revenues increased $1.1 million from the prior year as a result of higher volumes.
Recycling revenues
Fiscal year 2017 recycling revenues increased from the prior year as a result of the following:

•	$10.4 million from favorable commodity pricing in the marketplace; and

•	$0.2 million from higher commodity volumes; partially offset by

•	$(1.2) million from lower tipping fees, as we reduced variable tipping fees at our facilities as commodity prices increased.
Fiscal year 2016 recycling revenues increased from the prior year as a result of the following:

•	$5.5 million from favorable commodity pricing in the marketplace;

•	$1.2 million from higher commodity volumes; partially offset by

•	$(0.1) million from lower tipping fees.
Results of Operations
Operating Expenses
A summary of our cost of operations, general and administration expenses and depreciation and amortization expenses is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,
	2017		2016		2015

Cost of operations	$405.2	67.6%	$382.0	67.6%	$382.6	70.0%
General and administration	$79.2	13.2%	$75.4	13.3%	$72.9	13.3%
Depreciation and amortization	$62.1	10.4%	$61.9	10.9%	$62.7	11.5%
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
Fiscal Year 2017 Compared to Fiscal Year 2016
An explanation of the period-to-period change in cost of operations is as follows:
Third-party direct costs in fiscal year 2017 increased $9.1 million from the prior year as a result of the following:

•	higher purchased material costs in our Recycling and Customer Solutions lines-of-business;

•	higher disposal costs associated with higher transfer station volumes in the Western region, and additional costs from the use of alternative disposal sites in our Organics line-of-business; and

•
higher hauling and transportation costs associated with higher collection volumes in the Eastern region and increased volumes on lower margin commercial work in our Customer Solutions line-of-business; partially offset by decreased transportation services provided in the Western region; and lower commodity volumes in our Organics line-of-business.

Labor and related benefit costs in fiscal year 2017 increased $5.4 million from the prior year as a result of the following:

•	higher healthcare costs of $1.7 million associated with direct operational labor;

•
higher labor costs associated with higher collection volumes in the Eastern region, higher landfill and transfer station volumes in the Western region, as well as customer growth related to several new municipal contracts; and

•
higher labor costs associated with higher product quality standards from commodity buyers resulting in lower throughput and additional manpower needs in our Recycling line-of-business, and to a lesser extent higher volumes.

Direct operational costs in fiscal year 2017 increased $5.5 million from the prior year as a result of the following:

•
higher leachate disposal costs and landfill operating costs at certain landfills in the Western region due to increased rainfall through early summer and the timing of various landfill construction projects;

•	higher host community fees associated with increased volumes at certain landfills in the Western region;

•
higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of our Subtitle D landfill located in Southbridge, Massachusetts ("Southbridge Landfill"); and

•	higher equipment rental costs in the Eastern region; partially offset by

•	lower landfill operating costs associated with certain landfills in the Eastern region.
Maintenance and repair costs in fiscal year 2017 increased $2.3 million from the prior year as a result of the following:

•	higher fleet maintenance costs in the Western region; and

•	higher facility maintenance costs in the Recycling region.
Fuel costs in fiscal year 2017 increased $0.9 million from the prior year as a result of higher consumption and increased diesel fuel prices.
Fiscal Year 2016 Compared to Fiscal Year 2015
An explanation of the period-to-period change in cost of operations is as follows:
Direct operational costs in fiscal year 2016 increased $2.3 million from the prior year as a result of the following:

•	higher equipment rental costs;

•	higher depletion of landfill operating lease obligations in our Western region primarily due to changes in estimates and assumptions concerning the anticipated waste flow at certain of our landfills;

•	higher gas control and other landfill operating costs in our Eastern region; and

•	higher host royalty fees in our Western region; partially offset by

•	lower leachate disposal costs at certain landfills in our Western region; and

•	lower depletion of landfill operating lease obligations on a lower per ton rate and lower volumes at our Southbridge Landfill in our Eastern region.
Maintenance and repair costs in fiscal year 2016 increased $2.2 million from the prior year as a result of the following:

•	higher maintenance costs in our Recycling line-of-business; and

•	higher facility maintenance costs; partially offset by

•	lower fleet maintenance costs in our Western region.
Labor and related benefit costs in fiscal year 2016 decreased $(0.7) million from the prior year as a result of the following:

•	lower healthcare costs related to plan improvements and lower overall claim activity; and

•	lower labor and related benefit costs on lower volumes in our Western region; partially offset by

•	higher workers compensation costs; and

•	higher labor and related benefit costs on higher collection volumes in our Eastern region.
Third-party direct costs in fiscal year 2016 decreased $(2.1) million from the prior year as a result of the following:

•	lower disposal, hauling and transportation costs associated with decreased collection and transportation volumes in our Western region;

•	lower purchased material costs in our Recycling segment; and

•	lower purchased material costs in our Customer Solutions line-of-business, partially offset by

•	higher disposal costs associated with increased volumes in our Organics line-of-business;

•	higher disposal costs associated with increased volumes in our Recycling segment; and

•	higher disposal, hauling and transportation costs associated with increased volumes in our Customer Solutions line-of-business.
Fuel costs in fiscal year 2016 decreased $(2.3) million from the prior year as a result of the following:

•	lower diesel fuel prices in the marketplace; and

•	the consumption of less diesel fuel.
General and Administration
General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.
Fiscal Year 2017 Compared to Fiscal Year 2016
An explanation of the period-to-period change in general and administration expense is as follows:
Labor and related benefit costs in fiscal year 2017 increased $3.9 million from the prior year as a result of the following:

•	higher equity compensation expense of $3.0 million associated with the timing and assumptions used for market-based performance stock option and market-based performance stock unit grants; and

•	higher benefit costs with increased healthcare costs of $0.8 million.
Other general and administration expenses in fiscal year 2017 increased $1.0 million from the prior year as a result of higher recruiting and software and information technology consulting costs.
Bad debt expense in fiscal year 2017 decreased $(0.8) million due to improved credit processes and collectability issues associated with a disposal customer in the prior year.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Fiscal Year Ended December 31,
	2017		2016		2015

Depreciation expense	$32.1	5.4%	$33.2	5.9%	$33.2	6.1%
Landfill amortization expense	27.9	4.7%	26.5	4.7%	27.0	4.9%
Other amortization expense	2.1	0.3%	2.2	0.3%	2.5	0.5%
	$62.1	10.4%	$61.9	10.9%	$62.7	11.5%
Fiscal Year 2017 Compared to Fiscal Year 2016

An explanation of the period-to-period change in general and administration expense is as follows:

•
landfill amortization expense increased in fiscal year 2017 from the prior year due to the higher landfill volumes in the Western region combined with an increase in our average overall amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills; partially offset by

•
lower depreciation expense due to the asset impairment associated with closure of the Southbridge Landfill, the timing of capital expenditures and acquisitions, and the related make-up of fixed assets.

Fiscal Year 2016 Compared to Fiscal Year 2015
The period-to-period change in depreciation and amortization expense is primarily related to the following:

•
landfill amortization expense in fiscal year 2016 decreased from the prior year as a result of the landfill volume mix at our landfills (with lower volumes at Southbridge Landfill, where we have diverted certain lower priced tons, and at certain landfills in our Western region, including our Subtitle D landfill located in Mount Jewett, Pennsylvania where we have been impacted by lower drill cutting volumes); partially offset by an increase in our overall average amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills.

Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of our Southbridge Landfill. Accordingly, in fiscal year 2017, we recorded charges associated with the closure of our Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Asset impairment charge (1)	$48.0	$—	$—
Project development charge (2)	9.1	—	—
Environmental remediation charge (3)	6.4	—	—
Legal and transaction costs (4)	1.7	—	—
Southbridge Landfill closure charge	$65.2	$—	$—

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
Expense from Divestiture, Acquisition and Financing Costs
In fiscal year 2017, we incurred $0.2 million of expenses primarily associated with legal costs for the acquisition of Complete in January 2018.
See Item 7, "Acquisitions and Divestitures" and Note 4, Business Combinations to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
Other expenses
Interest Expense, net
Our interest expense, net decreased $(13.8) million in fiscal year 2017 and $(1.4) million in fiscal year 2016 from the prior years, respectively, due to lower average debt balances and lower interest rates due to changes to our capital structure. Interest expense, net in fiscal year 2016 was unfavorably impacted by the payment of interest on both the 7.75% senior subordinated notes due February 2019 ("2019 Notes") and our $350.0 million aggregate principal amount term loan B ("Term Loan B Facility") during the thirty-day period between the closing of the Term Loan B Facility and the redemption of the 2019 Notes. Specifically, in order to reduce costs and our exposure to financing and interest rate risk, we have completed the following transactions:

•
we completed the refinancing of our senior revolving credit and letter of credit facility that was due March 2016 ("Refinanced Revolving Credit Facility") with the senior secured asset-based revolving credit and letter of credit facility due February 2020 ("ABL Facility") and the issuance of an additional $60.0 million of 2019 Notes, in the first quarter of fiscal year 2015;

•	we completed the issuance of $15.0 million of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”) in the third quarter of fiscal year 2015;

•	we repurchased or redeemed, as applicable, $385.0 million of our most expensive debt, the 2019 Notes, between September 2015 and October 2016;

•
we completed the issuance of $15.0 million of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) in the second quarter of fiscal year 2016;

•
we completed the refinancing of the ABL Facility with a credit facility that consists of the Term Loan B Facility and a $160.0 million revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan B Facility, the "Credit Facility") and repaid in full our ABL Facility in the third quarter of fiscal year 2016;

•
we remarketed $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”) and $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into one series of $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) in the first quarter of fiscal year 2017; and

•
we entered into the first amendment ("Repricing Amendment") to our Term Loan B Facility and Revolving Credit Facility, which decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings in the second quarter of fiscal year 2017.

Impairment of Investments
As of December 31, 2017, we owned 5.6% of the outstanding common stock of Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In fiscal year 2015, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we performed a valuation analysis in fiscal year 2015, which used an income approach based on discounted cash flows to determine an equity value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on this analysis, it was determined that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $1.1 million in fiscal year 2015.

As of December 31, 2017, we owned 5.2% of the outstanding equity value of GreenerU, Inc. (“GreenerU”), a services company focused on providing energy efficiency, sustainability and renewable energy solutions to colleges and universities. In fiscal year 2015, it was determined based on the operating performance and recent indications of third-party interest in GreenerU that our cost method investment in GreenerU was potentially impaired. A valuation analysis was performed by a third-party valuation specialist using a market approach based on an option pricing methodology to determine an equity value and fair market value per share for GreenerU. Based on this analysis, it was determined that the fair value of our cost method investment in GreenerU was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $0.7 million in fiscal year 2015.
As of December 31, 2017, we owned 17.0% and 16.2% of the outstanding common stock of AGreen Energy LLC (“AGreen”) and BGreen Energy LLC (“BGreen”), respectively. In fiscal year 2015, AGreen and BGreen, both of which we account for as cost method investments, entered into agreements that resulted in the contribution and sale of certain assets and liabilities of AGreen and BGreen to a limited liability company in exchange for partial ownership interests in a parent of that limited liability company. As a result of the transactions, we performed an analysis to determine whether an other-than-temporary impairment in the carrying value of our cost method investments had occurred. Based on the analysis performed, which measured the fair value of our cost method investments using an in-exchange valuation premise under the market approach that utilized the estimated purchase consideration received, we recorded an investment impairment charge of $0.3 million in fiscal year 2015.
Loss on Derivative Instruments
In the fiscal year ended April 30, 2012, we entered into two forward starting interest rate derivative agreements that were initially being used to hedge the interest rate risk associated with the forecasted financing transaction to redeem our Second Lien Notes. The total notional amount of these agreements was $150.0 million and required us to receive interest based on changes in LIBOR and pay interest at a rate of approximately 1.40%. During the fiscal year ended April 20, 2013, we dedesignated both of the $75.0 million forward starting interest rate derivative agreements and discontinued hedge accounting in accordance with FASB ASC 815 because the interest payments associated with the forecasted financing transaction were no longer deemed probable. As a result, we recognized the change in fair value of the interest rate swaps along with any cash settlements through earnings as gain or loss on derivative instruments. We recorded a loss on derivative instruments of $0.2 million in fiscal year 2015 before both forward starting interest rate derivative agreements matured in the first quarter of fiscal year 2016.
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment in fiscal years 2017, 2016 and 2015 of $0.5 million, $13.7 million and $1.0 million, respectively, associated with the following:

•	the write-off of debt issuance costs in connection with the Repricing Amendment in fiscal year 2017;

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in fiscal year 2017;

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from our ABL Facility to the Credit Facility in fiscal year 2016;

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of our 2019 Notes in fiscal years 2016 and 2015; and

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from our Refinanced Revolving Credit Facility to the ABL Facility in fiscal year 2015.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes from continuing operations for fiscal year 2017 decreased $(15.8) million to $(15.3) million from $0.5 million in fiscal year 2016. The provision for income taxes for fiscal year 2016 decreased $(0.9) million to $0.5 million from $1.4 million in fiscal year 2015. The (benefit) provision for income taxes for fiscal years 2017, 2016 and 2015 include a deferred tax (benefit) provision of $(15.6) million, $0.6 million and $0.8 million, respectively.
The change in the provisions for income taxes from 2015 to 2016 and the deferred tax provisions for 2016 and 2015 were primarily related to the deferred tax liability for indefinite lived assets. Since we could not determine when the deferred tax liability related to indefinite lived assets would reverse, this amount could not be used as a future source of taxable income against which to benefit deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, our $101.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities due to these changes, including (a) revaluing our federal net deferred tax assets before valuation allowance using the 21% tax rate, resulting in an increased federal deferred tax provision of $33.7 million; (b) revaluing our federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of $(36.6) million; (c) recognizing a federal deferred tax benefit of $(12.8) million for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives; and (d) recognizing $0.1 million state deferred tax provision unaffected by the changes in the Act.
In connection with New York State’s (“State”) audit of our tax returns for fiscal years ended April 30, 2011 through April 30, 2013, the State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. During the quarter ended March 31, 2015, as a result of discussions with the State, we decided to settle the audit for an amount less than 8.0% of the total cumulative alleged liability in order to minimize the out-of-pocket costs and potential litigation. As a result of these discussions, we recorded a $0.2 million gross increase in uncertain tax positions in the quarter ended March 31, 2015 related to the settlement with the State. This settlement was finalized in August 2015 for $0.2 million. As a result of these discussions, as well as a net unfavorable reversal of a portion of other positions due to the expiration of the statute of limitations, during the quarter ended March 31, 2015 we recorded an increase in the reserve for uncertain tax positions of $0.4 million, which was reduced by $0.2 million due to settlement with the State on this same matter during the quarter ended September 30, 2015. During fiscal year 2016, we recorded a decrease in the reserve for uncertain tax positions of $0.4 million due to the expiration of the statute of limitations on other positions.
Segment Reporting
A summary of revenues by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change	Fiscal Year Ended December 31,		$ Change
	2017	2016		2016	2015

Eastern	$181.2	$176.5	$4.7	$176.5	$167.5	$9.0
Western	250.8	233.2	17.6	233.2	232.0	1.2
Recycling	62.3	52.9	9.4	52.9	46.3	6.6
Other	105.0	102.4	2.6	102.4	100.7	1.7
Total	$599.3	$565.0	$34.3	$565.0	$546.5	$18.5
Eastern Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2017 vs Fiscal Year 2016		Period-to-Period Change for Fiscal Year 2016 vs Fiscal Year 2015
	Amount	% of Growth	Amount	% of Growth
Price	$5.4	3.1%	$5.9	3.5%
Volume	(2.4)	(1.4)%	3.3	2.0%
Fuel surcharge and other fees	—	—%	(0.1)	—%
Commodity price & volume	(0.6)	(0.4)%	(0.1)	(0.1)%
Acquisitions & divestitures	2.3	1.3%	—	—%
Solid waste revenues	$4.7	2.6%	$9.0	5.4%
Price.
The price change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$3.5 million from favorable collection pricing; and

•	$1.9 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$4.0 million from favorable collection pricing, including a floating SRA fee; and

•	$1.9 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•
$(5.3) million from lower disposal volumes (of which $(4.6) million relates to lower landfill volumes, mainly due to the ramp down of tons at our Southbridge Landfill, and $(0.7) million relates to lower transfer station volumes); partially offset by

•	$2.9 million from higher collection volumes.
The volume change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$4.2 million from higher collection volumes; and

•	$(0.9) million from lower disposal volumes (of which $(1.1) million relates to lower landfill volumes and $0.2 million relates to higher transfer station volumes).
Commodity price and volume.
The commodity price and volume change component in fiscal year 2017 total solid waste revenues growth is the result of decreased energy pricing and volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2017 solid waste revenues growth is the result of the acquisition of a solid waste collection business in the quarter ended June 30, 2017.
Western Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2017 vs Fiscal Year 2016		Period-to-Period Change for Fiscal Year 2016 vs Fiscal Year 2015
	Amount	% of Growth	Amount	% of Growth
Price	$6.6	2.8%	$8.0	3.5%
Volume	8.0	3.5%	(7.6)	(3.3)%
Fuel surcharge and other fees	0.5	0.2%	—	—%
Commodity price & volume	1.4	0.6%	(0.4)	(0.2)%
Acquisitions & divestitures	1.1	0.5%	1.2	0.5%
Solid waste revenues	$17.6	7.6%	$1.2	0.5%
Price.
The price change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$4.2 million from favorable collection pricing; and

•	$2.4 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in fiscal year 2016 solid waste revenues growth from the prior year is a result of the following:

•	$6.9 million from favorable collection pricing, including a floating SRA fee; and

•	$1.1 million from favorable disposal pricing related to transfer stations and landfills.
Volume.

The volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•
$7.8 million from higher disposal volumes disposal volumes (of which $5.1 million relates to higher landfill volumes, $1.2 million relates to higher transfer station volumes and $1.5 million relates to higher transportation volumes); and

•	0.3 million from higher processing volumes.
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
Fuel surcharge and other fees.
The fuel surcharge and other fees change component in fiscal year 2017 solid waste revenues growth from the prior year is the result of higher collection revenues generated from volume growth.
Commodity price and volume.
The commodity price and volume change component in fiscal year 2017 solid waste revenues growth from the prior year is the result of favorable commodity pricing and higher volumes within our processing operations, partially offset by lower landfill gas-to-energy volumes.
The commodity price and volume change component in fiscal year 2016 solid waste revenues growth from the prior year is the result of unfavorable energy pricing within our landfill gas-to-energy operations, partially offset by higher volumes within our landfill gas-to-energy and processing operations and favorable commodity pricing within our processing operations.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2017 solid waste revenues growth from the prior year is the result of the acquisition of three collection operations in fiscal year 2017.
The acquisitions and divestitures change component in fiscal year 2016 solid waste revenues growth from the prior year is the result of the acquisition of three transfer stations in the quarter ended June 30, 2016, partially offset by the divestiture of a business in fiscal year 2015.
A summary of operating (loss) income by operating segments (in millions) follows:

	December 31,		$ Change	December 31,		$ Change
	2017	2016		2016	2015

Eastern	$(51.9)	$9.7	$(61.6)	$9.7	$7.4	$2.3
Western	35.0	30.6	4.4	30.6	26.0	4.6
Recycling	2.8	2.5	0.3	2.5	(2.4)	4.9
Other	1.5	2.1	(0.6)	2.1	0.9	1.2
Total	$(12.6)	$44.9	$(57.5)	$44.9	$31.9	$13.0
Eastern Region
Fiscal Year 2017 Compared to Fiscal Year 2016
Eastern region operating income decreased $(61.6) million in fiscal year 2017 from the prior year including the following items:

•	the $(65.2) million Southbridge Landfill closure charge associated with our plan to cease operations of our Southbridge Landfill; and

•	the $(0.2) million expense from divestiture, acquisition and financing costs associated with legal costs for the acquisition of Complete in January 2018.
Our operating performance in fiscal year 2017 improved due to the revenue changes outlined above despite the following cost changes:
Cost of operations: Cost of operations increased $8.0 million in fiscal year 2017 from the prior year as a result of the following:

•	higher hauling and transportation costs associated with higher collection volumes;

•	higher direct labor costs associated with higher collection volumes, customer growth related to several new municipal contracts, and higher healthcare costs of $0.8 million;

•	higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the Southbridge Landfill; and

•	higher equipment rental costs; partially offset by

•	lower landfill operating costs with certain landfills.
General and administration: General and administration expense increased $1.7 million in fiscal year 2017 due to higher shared overhead costs associated with an increase in healthcare costs and higher equity compensation expense, partially offset by lower bad debt expense.
Depreciation and amortization: Depreciation and amortization expense decreased $(3.2) million in fiscal year 2017 due to lower landfill amortization expense associated with lower landfill volumes at the Southbridge Landfill and the North Country Environmental Services landfill ("NCES Landfill") and changes to the asset retirement obligation amortization rate at the NCES Landfill, and lower depreciation expense due to the asset impairment associated with closure of the Southbridge Landfill.
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
Our operating performance in fiscal year 2016 improved due to the revenue changes outlined above despite the following cost changes:
Cost of operations: Cost of operations increased by $7.1 million in fiscal year 2016 from the prior year as a result of the following:

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
General and administration: General and administration expenses increased by $1.5 million in fiscal year 2016 from the prior year as a result of higher shared overhead costs due primarily to an increase in accrued incentive compensation based on improved performance.
Depreciation and amortization: Depreciation and amortization expense increased by $1.1 million in fiscal year 2016 from the prior year as the result of an increase in the average landfill amortization rates in the Eastern region (including Southbridge Landfill), and the change in landfill volume mix (with lower volumes at Southbridge Landfill, where we diverted certain lower priced tons).
Western Region
Fiscal Year 2017 Compared to Fiscal Year 2016
Western region operating income increased $4.4 million in fiscal year 2017 from the prior year including the following item:

•	the $(0.9) million impact of the Potsdam environmental remediation liability charge in fiscal year 2016.

Our operating performance in fiscal year 2017 improved due to the revenue changes outlined above depite the following cost changes:
Cost of operations: Cost of operations increased $12.3 million in fiscal year 2017 from the prior year as a result of the following:

•	higher disposal costs associated with higher transfer station volumes and increased third-party disposal pricing;

•	higher direct labor costs associated with increased labor costs associated with higher landfill and transfer station volumes and increased healthcare costs of $0.7 million;

•
higher direct operational costs associated with increased leachate disposal and higher landfill operating costs due to: increased rainfall through early summer and the timing of various landfill construction projects; and higher host community fees associated with increased volumes at certain of our landfills;

•	higher fuel costs as a result of higher consumption and increased diesel fuel prices; and

•	higher fleet maintenance costs; partially offset by

•	lower hauling and transportation costs associated with decreased transportation services provided.
General and administration: General and administration expense increased $2.0 million in fiscal year 2017 as a result of higher shared overhead costs associated with an increase in healthcare costs and higher equity compensation expense, partially offset by lower wages and personnel costs.
Depreciation and amortization: Depreciation and amortization expense increased $3.3 million in fiscal year 2017 from the prior year due to higher landfill amortization expense (associated with the higher landfill volumes, combined with the volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions associated with our landfills) more than offsetting lower depreciation expense attributed to the timing of capital expenditures and related make-up of fixed assets.
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

This improvement is primarily attributable to revenue growth outlined above and the following cost changes:
Cost of operations: Cost of operations decreased by $(7.6) million in fiscal year 2016 from the prior year as a result of the following:

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
General and administration: General and administration expenses increased by $0.7 million in fiscal year 2016 from the prior year as a result of the following:

•	an increase in accrued incentive compensation based on improved performance; and

•	higher shared overhead costs due primarily to an increase in accrued incentive compensation; partially offset by

•	lower healthcare costs related to plan improvements and lower overall claim activity; and

•	lower bad debt expense associated with an increase in the reserve in the prior year for certain landfill customers.
Depreciation and amortization: Depreciation and amortization expenses decreased $(2.0) million in fiscal year 2016 from the prior year as a result of changes to certain or our landfill amortization rates from prior year and the distribution of landfill tonnage placement across various landfills.
 Recycling
Recycling operating income increased by $0.3 million in fiscal year 2017 from the prior year. Our operating performance in fiscal year 2017 improved due to the revenue changes outlined above and the following cost changes:

•	higher third-party purchased material costs of operations due to higher commodity prices on average year-over-year;

•
higher labor and related benefit costs of operations associated with higher healthcare costs, higher volumes, and higher product quality standards from commodity buyers resulting in lower throughput and additional manpower;

•	higher facility maintenance costs; and

•	higher general and administration expenses associated with higher labor costs and higher shared overhead costs associated with an increase in healthcare costs and higher equity compensation expense.
Recycling operating income increased by $4.9 million in fiscal year 2016 from the prior year. Our operating performance in fiscal year 2016 declined due to the revenue changes outlined above despite the following cost changes:

•	higher disposal costs associated with increased volumes;

•	higher maintenance costs; and

•	higher shared overhead costs due primarily to an increase in accrued incentive compensation based on improved performance; partially offset by

•	lower purchased material costs.
Other
Other operating income decreased by $(0.6) million in fiscal year 2017 from the prior year. Our operating performance in fiscal year 2017 declined based on lower operating performance of our Organics line-of-business, as lower operating costs did not offset the decline in commodity volumes and higher disposal costs due to the use of alternative disposal sites; and improved operating performance of our Customer Solutions line-of-business, as increased volumes outweighed higher cost of operations associated with increased purchased material, hauling and transportation, and healthcare costs.
Other operating income increased by $1.2 million in fiscal year 2016 from the prior year. Our operating performance in fiscal year 2017 improved based on the improved performance of both our Organics and Customer Solutions lines-of-business, partially offset by an increase in accrued incentive compensation based on improved performance, higher hauling and transportation costs associated with volume increases in our Organics line-of-business, and higher hauling, transportation and disposal costs associated with volume increases in our Customer Solutions line-of-business.
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

As part of our decision to cease operations at the Southbridge Landfill as discussed in Note 10, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, we assessed the estimated costs and timing of cash flows associated with remaining capital expenditures, environmental remediation, and final capping, closure and post-closure activities at the Southbridge Landfill. We expect cash outflows in the next five years associated with these activities to be approximately $19.0 million and we do not believe that this will negatively impact our liquidity during this time. In addition, we estimate that over $10.8 million in additional tax deductions related to ceasing operations will be recognized in the next five years. Furthermore, we do not believe that ceasing operations at the Southbridge Landfill will impact our future operational activities in a manner that will have a material impact to our results of operations, our cash flows and our financial condition.
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs, (in millions) follows:

	December 31,
	2017	2016
Cash and cash equivalents	$2.0	$2.5
Restricted assets:
Restricted investments - landfill closure	$1.2	$1.0
Long-term debt:
Current portion	$4.9	$4.7
Long-term portion	492.8	520.9
Total long-term debt	$497.7	$525.6
Summary of Cash Flow Activity
The following table summarizes our cash flows (in millions) for the periods indicated:

	Fiscal Year Ended December 31,
	2017	2016	2015

Net cash provided by operating activities	$107.5	$80.4	$70.5
Net cash used in investing activities	$(76.4)	$(63.0)	$(48.8)
Net cash used in financing activities	$(31.6)	$(17.2)	$(21.6)

Cash flows from operating activities.
The following is a summary of our operating cash flows (in millions) for fiscal years 2017, 2016 and 2015:

	Fiscal Year Ended December 31,
	2017	2016	2015

Net loss	$(21.8)	$(6.9)	$(11.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62.1	61.9	62.7
Gain on sale of property and equipment	—	(0.6)	(0.1)
Depletion of landfill operating lease obligations	9.7	9.3	9.4
Interest accretion on landfill and environmental remediation liabilities	4.5	3.6	3.4
Stock-based compensation	6.4	3.4	3.1
Southbridge landfill non-cash closure charge	63.5	—	—
Divestiture transactions	—	—	(5.5)
Amortization of debt issuance costs and discount on long-term debt	2.7	3.9	4.0
Loss on debt extinguishment	0.5	13.7	1.0
Loss on derivative instruments	—	—	0.2
Impairment of investments	—	—	2.1
Excess tax benefit on the vesting of share based awards	—	—	(0.2)
Deferred income taxes	(15.5)	0.6	0.8
	112.1	88.9	69.1
Changes in assets and liabilities, net	(4.6)	(8.5)	1.4
Net cash provided by operating activities	$107.5	$80.4	$70.5
A summary of the most significant items affecting the changes in our operating cash flows follows:
Improved operational performance in fiscal year 2017 as compared to fiscal year 2016 due to the following:

•
higher revenues of $34.3 million driven by our Recycling line-of-business, our collection line-of-business, our Western region disposal line-of-business and our Customer Solutions line-of-business; partially offset by

•
higher cost of operations of $23.2 million driven by higher third-party direct costs, higher labor and related benefit costs, including significant healthcare cost increases, higher maintenance costs, and higher direct operational costs.

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
The favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in fiscal year 2017 as compared to fiscal year 2016 was the result of the following:

•	lower cash outflows associated with cash interest payments running through accrued expenses and other liabilities;

•	lower cash outflows associated with prepaid expenses, inventories and other assets; and

•	lower cash outflows associated with accounts payable; partially offset by

•	higher cash outflows associated with accrued payroll and incentive compensation; and

•	lower cash inflows associated with accounts receivable.

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

•	the unfavorable cash flow impact associated with prepaid expenses, inventories and other assets; partially offset by

•	the favorable cash flow impacts associated with accounts receivable and accounts payable.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Acquisitions, net of cash acquired	$(5.1)	$(2.8)	$—
Acquisition related additions to property, plant and equipment	(0.5)	—	—
Additions to property, plant and equipment	(64.4)	(54.2)	(50.0)
Payments on landfill operating lease contracts	(7.2)	(7.3)	(5.4)
Proceeds from divestiture transactions	—	—	5.3
Proceeds from sale of property and equipment	0.7	1.3	0.7
Proceeds from property insurance settlement	—	—	0.6
Net cash used in investing activities	$(76.5)	$(63.0)	$(48.8)

A summary of the most significant items affecting the change in our investing cash flows for fiscal year 2017 from the prior year follows:
Acquisitions, net of cash acquired. We acquired one solid waste collection business in our Eastern region and three solid waste collection businesses in our Western region for total consideration of $8.1 million, including $4.8 million in cash.
Capital expenditures. Capital expenditures were $10.7 million higher in fiscal year 2017 as compared to fiscal year 2016 primarily due to timing differences with various landfill development projects and business growth.
Payments on landfill operating lease contracts. Landfill operating lease payments decreased $(0.1) million in fiscal year 2017 as compared to fiscal year 2016 due to the timing of payments at certain of our landfills based on the terms of the operating lease contracts.
Proceeds from the sale of property and equipment. Proceeds from the sale of property and equipment decreased $(0.6) million in fiscal year 2017 as compared to fiscal year 2016 due to the timing and make-up of various asset sales.
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

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Proceeds from long-term borrowings	$185.5	$604.9	$355.2
Principal payments on long-term debt	(217.0)	(608.2)	(371.0)
Change in restricted cash	—	1.3	4.5
Payments of debt issuance costs	(1.5)	(8.1)	(9.0)
Payments of debt extinguishment costs	—	(7.2)	(0.2)
Proceeds from the exercise of share based awards	1.3	0.1	0.2
Excess tax benefit on the vesting of share based awards	—	—	0.2
Distribution to noncontrolling interest holders	—	—	(1.5)
Net cash used in financing activities	$(31.7)	$(17.2)	$(21.6)
A summary of the most significant items affecting the change in our financing cash flows for fiscal year 2017 from the prior year follows:
Debt activity.
Debt payments exceeded debt borrowings in fiscal year 2017, resulting in a reduction of long-term debt by $(31.5) million primarily associated with the repayment of $(30.1) million of long-term debt under the Credit Facility in fiscal year 2017.
Debt payments exceeded debt borrowings in fiscal year 2016, resulting in a reduction of long-term debt by $(3.3) million associated with the following:

•	the repurchase or redemption, as applicable, of $370.3 million our 2019 Notes; partially offset by

•	the refinancing of our ABL Facility with our Credit Facility in fiscal year 2016, which includes the Term Loan B Facility; and

•	the issuance of $15.0 million of New York Bonds 2016 in fiscal year 2016.
Payments of debt issuance costs. We made $1.5 million of debt issuance cost payments in fiscal year 2017 related to the Repricing Amendment and the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 as compared to $8.1 million in fiscal year 2016 related to the refinancing of our ABL Facility with our Credit Facility and the issuance of New York Bonds 2016.
Proceeds from the exercise of share based awards. We received $1.3 million of cash receipts associated with the exercise of stock options in fiscal year 2017 as compared to $0.1 million in fiscal year 2016 due primarily to the appreciation of our stock price and the expiration of certain management grants.
A summary of the most significant items affecting the change in our financing cash flows for fiscal year 2016 from the prior year follows:
Debt activity.
Debt payments exceeded debt borrowings in fiscal year 2016, resulting in a reduction of long-term debt by $(3.3) million associated with the following:

•	the repurchase or redemption, as applicable, of $370.3 million our 2019 Notes; partially offset by

•	the refinancing of our ABL Facility with our Credit Facility in fiscal year 2016, which includes the Term Loan B Facility; and

•	the issuance of $15.0 million of New York Bonds 2016 in fiscal year 2016.
Debt payments exceeded debt borrowings in fiscal year 2015, resulting in a reduction of long-term debt by $(15.8) million associated with the following:

•
the refinancing of our Refinanced Revolving Credit Facility with the ABL Facility and the issuance of an additional $60.0 million of 2019 Notes in fiscal year 2015, which when combined with revolver activity resulted in a reduction of long-term debt by $(13.9) million in fiscal year 2015; and

•	the repurchase of $(14.7) million of our 2019 Notes in fiscal year 2015; partially offset by

•	the issuance of $15.0 million of FAME Bonds 2015 in fiscal year 2015.
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
Outstanding Long-Term Debt
Credit Facility
In fiscal year 2016, we entered into a credit agreement ("Credit Agreement"), which provides for a $350.0 million aggregate principal amount Term Loan B Facility and a $160.0 million Revolving Credit Facility and, together with the Term Loan B Facility. The net proceeds from this transaction were used to repay in full our ABL Facility and to redeem all of our remaining outstanding 2019 Notes at a redemption price equal to 101.938% of the principal amount thereof plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the Credit Agreement.
The Term Loan B Facility has a 7-year term and initially bore interest at a rate of LIBOR plus 3.00% per annum (with a 1.00% LIBOR floor), which would be reduced to a rate of LIBOR plus 2.75% upon us reaching a consolidated net leverage ratio of 3.75x or less. The Revolving Credit Facility has a 5-year term and initially bore interest at a rate of LIBOR plus 3.00% per annum, which is adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. In fiscal year, 2017, we entered into the Repricing Amendment. The Repricing Amendment decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings. The applicable interest rate margin is determined based on our consolidated net leverage ratio, with the interest rate initially set at 2.75% for LIBOR borrowings (with a 1.00% LIBOR floor) and 1.75% for base rate borrowings at December 31, 2017. The applicable interest rate is reduced to 2.50% for LIBOR borrowings (with a 1.00% LIBOR floor) and 1.50% for base rate borrowings upon us reaching a consolidated net leverage ratio of 3.75x or less, which was the case at December 31, 2017.
Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2017, further advances were available under the Revolving Credit Facility in the amount of $101.5 million. The available amount is net of outstanding irrevocable letters of credit totaling $22.5 million, at which date no amount had been drawn.

The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2017, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Fiscal Year Ended December 31, 2017	Covenant Requirements at December 31, 2017
Maximum consolidated net leverage ratio (1)	3.68	5.375
Minimum interest coverage ratio	5.91	2.50

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $497.7 million as of December 31, 2017, or $497.7 million of consolidated funded debt less $0.0 million of cash and cash equivalents in excess of $2.0 million as of December 31, 2017), divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2017. Consolidated funded debt, net unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of minimum consolidated EBITDA to net cash provided by operating activities is as follows (in millions):

Twelve Months Ended December 31, 2017
Net cash provided by operating activities	$107.5
Changes in assets and liabilities, net of effects of acquisitions and divestitures	4.6
Loss on sale of property and equipment	(0.1)
Loss on debt extinguishment	(0.5)
Stock based compensation, net of excess tax benefit	(6.4)
Southbridge landfill non-cash closure charge	(63.5)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	22.5
Provision for income taxes, net of deferred taxes	0.3
Adjustments as allowed by the Credit Agreement	71.0

Minimum consolidated EBITDA	$135.4
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of December 31, 2017, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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

As of December 31, 2017, we had outstanding $40.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds
In fiscal year 2017, we completed the remarketing of $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 and $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 as one series of bonds known as $25.0 aggregate principal amount of FAME Bonds 2005R-3.
As of December 31, 2017, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.
As of December 31, 2017, we had outstanding $15.0 million aggregate principal amount of senior unsecured FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate. During the fixed interest rate period, the FAME Bonds 2015 will not be supported by a letter of credit. Interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15.0 million aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.
Vermont Bonds. As of December 31, 2017, we had outstanding $16.0 million aggregate principal amount of senior unsecured Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate or remarketed for a new fixed interest rate period. During the fixed interest rate period, the Vermont Bonds will not be supported by a letter of credit. Interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of December 31, 2017, we had outstanding $11.0 million aggregate principal amount of senior unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds will not be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2017 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt and capital leases	$4,926	$10,271	$45,052	$437,431	$497,680
Interest obligations (1)	21,627	42,582	39,673	73,789	177,671
Non-cancellable operating leases	10,939	15,012	4,496	1,242	31,689
Landfill operating lease contracts	7,526	9,864	9,114	32,519	59,023
Capping / closure / post-closure	3,106	13,445	13,567	130,935	161,053
Total contractual cash obligations (2)	$48,124	$91,174	$111,902	$675,916	$927,116

(1)	Based on long-term debt and capital lease balances as of December 31, 2017. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2017.

(2)	Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2018.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2017. For a description of our commitments and contingencies, see Note 8, Final Capping, Closure and Post-Closure Costs, Note 10, Commitments and Contingencies and Note 14, Income Taxes, of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
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

For unpermitted airspace to be included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using a process that considers the measured density obtained from annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2017. As of December 31, 2017, the Step 1 testing for goodwill impairment performed for our Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that in each case the fair value of our Eastern, Western, Recycling and Customer Solutions reporting units exceeded its carrying value by in excess of 83.6%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2017, 2016 and 2015. However, there can be no assurance that goodwill will not be impaired at any time in the future.
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
See Note 3, Summary of Significant Accounting Policies and Note 16, Divestiture Transactions to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2017 under the workers’ compensation plan was $1.0 million per individual event. Our maximum exposure in fiscal year 2017 under the automobile plan was $1.2 million per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes United States corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018.
See Note 14, Income Taxes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure, including the effect of the Act on income taxes.
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
See Note 10, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense-in general and administration expense over the employee’s requisite service period. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. Our equity awards granted generally consist of stock options, including market-based performance stock options, restricted stock, restricted stock units and performance stock units, including market-based performance stock units.
The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model. The fair value of restricted stock, restricted stock unit and performance stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model.
See Note 11, Stockholders Deficit to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
Defined Benefit Pension Plan

We currently make contributions to one qualified multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund ("Pension Plan"). The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. However, the benefits accruals of all current plan participants are frozen. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary.
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
We designated the three interest rate derivative agreements as effective cash flow hedges upon inception, and therefore the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We had interest rate risk relating to approximately $322.5 million of long-term debt at December 31, 2017. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.1% at December 31, 2017. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $3.2 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to offtake recycling commodity risks; (2) in-bound material recovery facilities ("MRF") customers receiving a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycling commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2017, we were not party to any commodity hedging agreements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors of and Stockholders of Casella Waste Systems, Inc.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively, the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board ("United States") ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
March 2, 2018

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,995	$2,544
Account receivables - trade, net of allowance for doubtful accounts of $809 and $1,069, respectively	65,953	61,196
Refundable income taxes	522	654
Prepaid expenses	8,299	7,989
Inventory	6,534	4,915
Other current assets	1,077	1,290
Total current assets	84,380	78,588
Property, plant and equipment, net of accumulated depreciation and amortization of $811,474 and $837,122, respectively	361,547	398,466
Goodwill	122,605	119,899
Intangible assets, net	8,149	7,696
Restricted assets	1,220	1,002
Cost method investments	12,333	12,333
Deferred income taxes	11,567	—
Other non-current assets	13,148	13,528
Total assets	$614,949	$631,512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2017	December 31, 2016
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$4,926	$4,686
Accounts payable	47,081	44,997
Accrued payroll and related expenses	12,183	12,505
Accrued interest	2,093	4,654
Current accrued capping, closure and post-closure costs	3,035	668
Other accrued liabilities	19,251	14,916
Total current liabilities	88,569	82,426
Long-term debt and capital leases, less current portion	477,576	503,961
Accrued capping, closure and post-closure costs, less current portion	59,255	43,539
Deferred income taxes	2,305	6,178
Other long-term liabilities	25,106	19,958
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit:
Class A commons stock, 0.01 par value per share; 100,000,000 shares authorized; 41,298,000 and 40,572,000 shares issued and outstanding, respectively	413	406
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	356,638	348,434
Accumulated deficit	(395,107)	(373,308)
Accumulated other comprehensive income (loss), net of tax	184	(68)
Total Casella Waste Systems, Inc. stockholders' deficit	(37,862)	(24,526)
Noncontrolling interests	—	(24)
Total stockholders' deficit	(37,862)	(24,550)
Total liabilities and stockholders' deficit	$614,949	$631,512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended December 31,
	2017	2016	2015
Revenues	$599,309	$565,030	$546,500
Operating expenses:
Cost of operations	405,188	381,973	382,615
General and administration	79,243	75,356	72,892
Depreciation and amortization	62,102	61,856	62,704
Southbridge Landfill closure charge	65,183	—	—
Expense from divestiture, acquisition and financing costs	176	—	—
Environmental remediation charge	—	900	—
Contract settlement charge	—	—	1,940
Divestiture transactions	—	—	(5,517)
	611,892	520,085	514,634
Operating (loss) income	(12,583)	44,945	31,866
Other expense (income):
Interest income	(273)	(290)	(330)
Interest expense	25,160	38,942	40,420
Loss on debt extinguishment	517	13,747	999
Loss on derivative instruments	—	—	227
Impairment of investments	—	—	2,099
Other income	(935)	(1,090)	(1,119)
Other expense, net	24,469	51,309	42,296
Loss before income taxes	(37,052)	(6,364)	(10,430)
(Benefit) provision for income taxes	(15,253)	494	1,351
Net loss	(21,799)	(6,858)	(11,781)
Less: Net (loss) income attributable to noncontrolling interests	—	(9)	1,188
Net loss attributable to common stockholders	$(21,799)	$(6,849)	$(12,969)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for per share data)

	Fiscal Year Ended December 31,
	2017	2016	2015
Net loss attributable to common stockholders:
Net loss attributable to common stockholders	$(21,799)	$(6,849)	$(12,969)
Weighted average common shares outstanding:
Basic and diluted	41,846	41,233	40,642
Basic and diluted earnings per share:
Net loss per common share	$(0.52)	$(0.17)	$(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended December 31,
	2017	2016	2015
Net loss	$(21,799)	$(6,858)	$(11,781)
Other comprehensive income (loss), net of taxes:
Hedging activity:
Interest rate swap settlements	(410)	—	—
Interest rate swap amounts reclassified into interest expense	421	—	—
Unrealized gain resulting from changes in fair value of derivative instruments	155	—	—
Unrealized gain (loss) resulting from changes in fair value of marketable securities	86	(75)	(51)
Other comprehensive income (loss), net of taxes	252	(75)	(51)
Comprehensive loss	(21,547)	(6,933)	(11,832)
Less: Net (loss) income attributable to noncontrolling interests	—	(9)	1,188
Comprehensive loss attributable to common stockholders	$(21,547)	$(6,924)	$(13,020)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT

	Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2014	$(12,020)	39,587	$396	988	$10	$340,773	$(353,490)	$58	$233
Net loss	(11,781)	—	—	—	—	—	(12,969)	—	1,188
Other comprehensive loss	(51)	—	—	—	—	—	—	(51)	—
Issuances of Class A common stock	486	477	5	—	—	481	—	—	—
Stock-based compensation	3,079	—	—	—	—	3,079	—	—	—
Distributions to noncontrolling interest holder	(1,495)	—	—	—	—	—	—	—	(1,495)
Other	185	—	—	—	—	185	—	—	—
Balance, December 31, 2015	$(21,597)	40,064	$401	988	$10	$344,518	$(366,459)	$7	$(74)
Net loss	(6,858)	—	—	—	—	—	(6,849)	—	(9)
Other comprehensive loss	(75)	—	—	—	—	—	—	(75)	—
Issuances of Class A common stock	528	508	5	—	—	523	—	—	—
Stock-based compensation	3,393	—	—	—	—	3,393	—	—	—
Contributions from noncontrolling interest holder	59	—	—	—	—	—	—	—	59
Balance, December 31, 2016	$(24,550)	40,572	$406	988	$10	$348,434	$(373,308)	$(68)	$(24)
Net loss	(21,799)	—	—	—	—	—	(21,799)	—	—
Other comprehensive income	252	—	—	—	—	—	—	252	—
Issuances of Class A common stock	1,779	726	7	—	—	1,772	—	—	—
Stock-based compensation	6,432	—	—	—	—	6,432	—	—	—
Other	24	—	—	—	—	—	—	—	24
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(21,799)	$(6,858)	$(11,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,102	61,856	62,704
Depletion of landfill operating lease obligations	9,646	9,295	9,428
Interest accretion on landfill and environmental remediation liabilities	4,482	3,606	3,449
Amortization of debt issuance costs and discounts on long-term debt	2,692	3,881	3,977
Stock-based compensation	6,432	3,393	3,079
Environmental remediation charge	—	900	—
Loss (gain) on sale of property and equipment	49	(574)	(131)
Southbridge Landfill non-cash closure charge	63,526	—	—
Divestiture transactions	—	—	(5,517)
Loss on debt extinguishment	517	13,747	999
Loss on derivative instruments	—	—	227
Impairment of investments	—	—	2,099
Excess tax benefit on the vesting of share based awards	—	—	(185)
Deferred income taxes	(15,525)	583	795
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(4,664)	(1,029)	(4,419)
Accounts payable	2,084	76	(3,597)
Prepaid expenses, inventories and other assets	(1,404)	(2,256)	5,240
Accrued expenses and other liabilities	(600)	(6,186)	4,140
Net cash provided by operating activities	107,538	80,434	70,507
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(5,056)	(2,839)	—
Acquisition related additions to property, plant and equipment	(469)	(38)	—
Additions to property, plant and equipment	(64,393)	(54,200)	(49,995)
Payments on landfill operating lease contracts	(7,240)	(7,249)	(5,385)
Proceeds from divestiture transactions	—	—	5,335
Proceeds from sale of property and equipment	711	1,362	715
Proceeds from property insurance settlement	—	—	546
Net cash used in investing activities	(76,447)	(62,964)	(48,784)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	185,500	604,850	355,229
Principal payments on long-term debt	(216,966)	(608,198)	(370,996)
Change in restricted cash	—	1,347	4,471
Payments of debt issuance costs	(1,452)	(8,146)	(9,025)
Payments of debt extinguishment costs	—	(7,219)	(146)
Proceeds from the exercise of share based awards	1,278	128	161
Excess tax benefit on the vesting of share based awards	—	—	185
Distribution to noncontrolling interest holders	—	—	(1,495)
Net cash used in financing activities	(31,640)	(17,238)	(21,616)
Net (decrease) increase in cash and cash equivalents	(549)	232	107
Cash and cash equivalents, beginning of period	2,544	2,312	2,205
Cash and cash equivalents, end of period	$1,995	$2,544	$2,312
The accompanying notes are an integral part of these consolidated financial statements.
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$25,029	$42,712	$35,232
Income taxes, net of refunds	$146	$274	$282
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets acquired through long-term obligations	$3,564	$2,299	$3,264
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
2.    Accounting Changes
A table providing a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) deemed to have a potentially material effect on our consolidated financial statements upon adoption follows:
Accounting standards that are pending adoption at December 31, 2017

Standard	Description	Effect on the Financial Statements or Other Significant Matters

ASU 2017-12: Derivatives and Hedging (Topic 815)
Requires that an entity align its risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both financial and commodity risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

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

As of December 31, 2017, we did not record a goodwill impairment charge related to our annual goodwill impairment test because at that time the fair value of each reporting unit exceeded its respective carrying value. Upon adoption, if the carrying value of any of these reporting units exceeds the fair value when we perform a goodwill impairment test, we would record an impairment charge equal to the amount by which the carrying value exceeds its fair value. This guidance is effective January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

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

We are currently assessing the provisions of this guidance and evaluating the impact the guidance will have on our consolidated financial statements and related disclosures. We are also in the process of aggregating lease documentation for review. The adoption of this ASU is expected to impact the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

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

The adoption of this guidance results in a cumulative-effect adjustment to the balance sheet, the recognition of changes in fair value of certain equity investments in net income, and enhanced disclosure. This guidance is effective January 1, 2018 with a cumulative-effect adjustment, and will not have a material impact on our consolidated financial statements.

ASU 2014-09, as amended through November 2017: Revenue from Contracts with Customers (Topic 606)
The core principle of the guidance is that using a five step methodology an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced qualitative and quantitative disclosure regarding revenue recognition from customer contracts.

The adoption of this guidance requires using either a full retrospective approach for all periods presented or a modified retrospective approach with a cumulative effect adjustment to Retained Earnings as of the date of adoption. We adopted the guidance using the modified retrospective approach effective January 1, 2018 with no adjustment to Retained Earnings. We will record revenue when control is transferred to our customer, generally at the time that we provide services. We adopted the standard through the application of the portfolio approach.
We selected a sample of customer contracts to assess under the guidance of the new standard that were characteristically representative of each portfolio. Upon completion of our review, we concluded that we will not have a significant change to the timing of revenue recognition. We have identified certain consideration payable to customers that will be recorded as a reduction of revenues in accordance with Topic 606. These costs are currently recorded as a component of cost of operations. Additionally, we identified certain immaterial sales commissions, which represent costs of obtaining a contract, that should be capitalized as contract acquisition costs under the guidance and amortized to general and administration expense over the expected life of the customer contract. Based on the immateriality of these sales commissions, no adjustment to Retained Earnings or the accounting of these costs was deemed necessary. In assessing the impact of adopting the guidance on disclosures, we anticipate to have additional disclosures regarding the disaggregation of revenues by business segment, the presentation and roll forward of various contract asset and liability balances, changes to our accounting policy, as well as other significant judgments and disclosures regarding performance obligations and the implementation of the amended guidance.

3.     Summary of Significant Accounting Policies
Management’s Estimates and Assumptions
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our consolidated financial statements, the estimates and assumptions that we consider to be significant and that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, accounts receivable valuation allowance, self-insurance reserves, deferred taxes and uncertain tax positions, estimates of the fair values of assets acquired and liabilities assumed in any acquisition, contingent liabilities and stock-based compensation. Each of these items is discussed in more detail elsewhere in these notes to consolidated financial statements, as applicable. Actual results may differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted cash, accounts receivable-trade and derivative instruments. We maintain cash and cash equivalents and restricted cash with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable-trade is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2017, no single customer or customer group represented greater than 5% of total accounts receivable - trade. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable - trade. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
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
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during the fiscal years ended December 31, 2017 ("fiscal year 2017"), December 31, 2016 ("fiscal year 2016") and December 31, 2015 ("fiscal year 2015") was $295, $273 and $62, respectively.
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
For unpermitted airspace to be included in our estimate of remaining permitted and expansion airspace, the expansion effort must meet all of the criteria listed above. These criteria are evaluated annually by our engineers, accountants, lawyers, managers and others to identify potential obstacles to obtaining the permits. Once the remaining permitted and expansion airspace is determined in cubic yards, an airspace utilization factor (“AUF”) is established to calculate the remaining permitted and expansion capacity in tons. The AUF is established using a process that considers the measured density obtained from annual surveys. When we include the expansion airspace in our calculation of remaining permitted and expansion airspace, we include the projected costs for development, as well as the projected asset retirement costs related to final capping, closure and post-closure of the expansion airspace in the amortization basis of the landfill.
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

It is possible that actual results, including the amount of costs incurred, the timing of final capping, closure and post-closure activities, our airspace utilization or the success of our expansion efforts, could ultimately turn out to be significantly different from our estimates and assumptions. To the extent that such estimates or related assumptions prove to be significantly different than actual results, lower profitability may be experienced due to higher amortization rates, higher final capping, closure or post-closure rates, or higher expenses. Higher profitability may result if the opposite occurs. Most significantly, if it is determined that the expansion capacity should no longer be considered in calculating the recoverability of the landfill asset, we may be required to recognize an asset impairment. If it is determined that the likelihood of receiving an expansion permit has become remote, the capitalized costs related to the expansion effort are expensed immediately.
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
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (1.7% as of December 31, 2017). Final capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2017 is between approximately 9.2% and 9.9%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $4,401, $3,606 and $3,370 in fiscal years 2017, 2016 and 2015, respectively.
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
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted cash and investments. Surety bonds securing closure and post-closure obligations at December 31, 2017 and December 31, 2016 totaled $164,893 and $161,095, respectively. Letters of credit securing closure and post-closure obligations as of December 31, 2017 and December 31, 2016 totaled $0 and $0, respectively. See Note 5, Restricted Cash / Restricted Assets for disclosure over restricted cash securing closure and post-closure obligations.

Landfill Operating Lease Contracts
We are party to five landfill operation and management agreements. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure liabilities. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.
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
Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of December 31, 2017 and December 31, 2016, we had no investments accounted for under the equity method of accounting.
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

When we assess the carrying value of our investments for potential impairment, determining the fair value of our investments is reliant upon the availability of market information and/or other information provided by third-parties to be able to develop an estimate of fair value. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or other holders of these investments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair values. The estimates of fair value could differ significantly from the amounts presented. See “Asset Impairments” accounting policy below.
Fair Value of Financial Instruments
Our financial instruments may include cash and cash equivalents, accounts receivable-trade, restricted cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects, interest rate derivatives, trade payables and long-term debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.
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

Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2017 under the workers’ compensation plan was $1,000 per individual event. Our maximum exposure in fiscal year 2017 under the automobile plan was $1,200 per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $14,480 and $13,707 as of December 31, 2017 and December 31, 2016, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes United States corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018.
See Note 14, Income Taxes for disclosure related to income taxes, including the effect of the Act on income taxes.
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
Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We evaluate the hedges and ensure that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance. Designated as effective cash flow hedges, the change in the fair value of these derivatives is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income (loss) until the hedged item is settled and recognized as part of commodity revenue.
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
The fair value of commodity hedges are obtained or derived from our counter-parties using valuation models that take into consideration market price assumptions for commodities based on underlying active markets. We were not party to any commodity hedge contracts as of December 31, 2017.
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be effective cash flow hedges, the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transaction. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.

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
In fiscal year 2017, we entered into three interest rate agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these agreements is $60,000 and requires us to receive interest based on changes in the 1-month LIBOR index with a 1.0% floor and pay interest at a weighted average rate of approximately 1.95%. Two of the agreements, with a total notional amount of $35,000, mature in February 2021, and the final agreement, with a total notional amount of $25,000, matures in February 2022. We have designated these derivative instruments as effective cash flow hedges.
In accordance with the derivatives and hedging guidance in FASB ASC 815 - Derivatives and Hedging, the effective portions of the changes in fair values of interest rate swaps have been recorded in equity as a component of accumulated other comprehensive income (loss), net of tax. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in accumulated other comprehensive income (loss), net of tax. Amounts are reclassified from accumulated other comprehensive income (loss), net of tax into earnings in the same period or periods during which the hedged transaction affects earnings.
As of December 31, 2017, we have recorded a derivative asset with a fair value of $401 in other non-current assets and a derivative liability with a fair value of $123 in other accrued liabilities associated with these cash flow hedges.
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
Effective January 1, 2018, we adopted ASU 2014-09, as amended, Revenue from Contracts with Customers.
See Note 2, Accounting Changes for disclosure over the new guidance.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2017. As of December 31, 2017, the Step 1 testing for goodwill impairment performed for our Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that in each case the fair value of our Eastern, Western, Recycling and Customer Solutions reporting units exceeded its carrying value by in excess of 83.6%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in each of fiscal years 2017, 2016 and 2015. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. As of December 31, 2017, we owned 5.6% of the outstanding common stock of Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In fiscal year 2015, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we performed a valuation analysis in fiscal year 2015, which used an income approach based on discounted cash flows to determine an equity value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on this analysis, it was determined that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $1,090 in fiscal year 2015. As of December 31, 2017, the carrying amount of our cost method investment in Recycle Rewards was $1,069.
As of December 31, 2017, we owned 5.2% of the outstanding equity value of GreenerU, Inc. (“GreenerU”), a services company focused on providing energy efficiency, sustainability and renewable energy solutions to colleges and universities. In fiscal year 2015, it was determined based on the operating performance and recent indications of third-party interest in GreenerU that our cost method investment in GreenerU was potentially impaired. A valuation analysis was performed by a third-party valuation specialist using a market approach based on an option pricing methodology to determine an equity value and fair market value per share for GreenerU. Based on this analysis, it was determined that the fair value of our cost method investment in GreenerU was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $691 in fiscal year 2015. As of December 31, 2017, the carrying amount of our cost method investment in GreenerU was $309.
As of December 31, 2017, we owned 17.0% and 16.2% of the outstanding common stock of AGreen Energy LLC (“AGreen”) and BGreen Energy LLC (“BGreen”), respectively. In fiscal year 2015, AGreen and BGreen, both of which we account for as cost method investments, entered into agreements that resulted in the contribution and sale of certain assets and liabilities of AGreen and BGreen to a limited liability company in exchange for partial ownership interests in a parent of that limited liability company. As a result of the transactions, we performed an analysis to determine whether an other-than-temporary impairment in the carrying value of our cost method investments had occurred. Based on the analysis performed, which measured the fair value of our cost method investments using an in-exchange valuation premise under the market approach that utilized the estimated purchase consideration received, we recorded an other-than-temporary investment impairment charge of $318 in fiscal year 2015. As of December 31, 2017, the carrying amount of our cost method investments in AGreen and BGreen was $297.
Defined Benefit Pension Plan

We make contributions to one qualified multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund ("Pension Plan"). The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. However, the benefits accruals of all current plan participants are frozen. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary.
See Note 13, Employee Benefit Plans for disclosure over the multiemployer defined benefit pension plan.
Stock-Based Compensation
All share-based compensation cost is measured at the grant date based on the estimated fair value of the award, and is recognized as expense-in general and administration expense over the employee’s requisite service period. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. Our equity awards granted generally consist of stock options, including market-based performance stock options, restricted stock, restricted stock units and performance stock units, including market-based performance stock units.
The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model. The fair value of restricted stock, restricted stock unit and performance stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model.
See Note 11, Stockholders Equity for disclosure over stock-based compensation.
Earnings per Share
Basic earnings per share is computed by dividing the net income (loss) from continuing operations attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares. Dilutive shares include the assumed exercise of employee stock options, including market-based performance stock options based on the expected achievement of performance targets, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
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
Subsequent Events
Except as disclosed, no material subsequent events have occurred since December 31, 2017 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.
4.     BUSINESS COMBINATIONS
In January 2018, we acquired Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete") in our Eastern region for total consideration of $16,500, subject to a purchase price adjustment.
Complete provides residential and roll-off collection services, operates a construction and demolition processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities.

In fiscal year 2017, we acquired one solid waste collection business in our Eastern region and three solid waste collection businesses in our Western region, and in fiscal year 2016 we acquired various transfer stations. The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill in fiscal years 2017 and 2016 are expected to be deductible for tax purposes. We did not acquire any businesses during fiscal year 2015.
The purchase price paid for these acquisitions and the allocation of the purchase price is as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Purchase Price:
Cash used in acquisitions, net of cash acquired	$4,823	$2,439	$—
Notes payable	2,400	—	—
Other non-cash considerations	101	—	—
Contingent consideration and holdbacks	736	400	—
Total	8,060	2,839	—
Current assets	93	40	—
Land	—	353	—
Buildings	—	1,360	—
Equipment	2,994	269	—
Other liabilities, net	(49)	(106)	—
Intangible assets	2,334	—	—
Fair value of assets acquired and liabilities assumed	5,372	1,916	—
Excess purchase price to be allocated to goodwill	$2,688	$923	$—

The following unaudited pro forma combined information shows our operational results as though each of the acquisitions completed had occurred as of January 1, 2015.

	Fiscal Year Ended December 31,
	2017	2016	2015
Revenue	$602,754	$572,628	$556,569
Operating (loss) income	$(12,314)	$45,257	$31,940
Net loss attributable to common stockholders	$(21,647)	$(6,685)	$(12,947)
Basic and diluted net loss per common share attributable to common stockholders	$(0.52)	$(0.16)	$(0.32)
Basic and diluted weighted average shares outstanding	41,846	41,233	40,642
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2015 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
5.     RESTRICTED ASSETS
Restricted assets consist of cash and investments held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs.
A summary of restricted assets is as follows:

	December 31,
	2017	2016
Non Current:
Restricted assets - landfill closure	$1,220	$1,002

6.     PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment is as follows:

	December 31,
	2017	2016
Land	$24,224	$24,517
Landfills	513,548	570,464
Landfill operating lease contracts	114,462	133,239
Buildings and improvements	140,155	143,036
Machinery and equipment	139,029	132,748
Rolling stock	138,102	133,840
Containers	103,501	97,744
	1,173,021	1,235,588
Less: accumulated depreciation and amortization	(811,474)	(837,122)
	$361,547	$398,466
Depreciation expense for fiscal years 2017, 2016 and 2015 was $32,131, $33,186 and $33,168, respectively. Landfill amortization expense for fiscal years 2017, 2016 and 2015 was $27,910, $26,529 and $26,969, respectively. Depletion expense on landfill operating lease contracts for fiscal years 2017, 2016 and 2015 was $9,646, $9,295 and $9,428, respectively, and was recorded in cost of operations.
7.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2016	Acquisitions	December 31, 2017
Eastern	$17,429	$1,763	$19,192
Western	88,426	943	89,369
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$119,899	$2,706	$122,605

	December 31, 2015	Acquisitions	December 31, 2016
Eastern	$17,429	$—	$17,429
Western	87,503	923	88,426
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$118,976	$923	$119,899
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2017
Intangible assets	$18,092	$18,087	$36,179
Less accumulated amortization	(16,851)	(11,179)	(28,030)
	$1,241	$6,908	$8,149

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2016
Intangible assets	$17,594	$16,071	$33,665
Less accumulated amortization	(16,402)	(9,567)	(25,969)
	$1,192	$6,504	$7,696
Intangible amortization expense for fiscal years 2017, 2016 and 2015 was $2,061, $2,141 and $2,567, respectively.

The intangible amortization expense estimated for the five fiscal years following fiscal year 2017 and thereafter is as follows:

Estimated Future Amortization Expense as of December 31, 2017
For the fiscal year ending December 31, 2018	$2,021
For the fiscal year ending December 31, 2019	$1,637
For the fiscal year ending December 31, 2020	$1,432
For the fiscal year ending December 31, 2021	$1,128
For the fiscal year ending December 31, 2022	$821
Thereafter	$1,110

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
The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2017	2016
Beginning balance	$44,207	$41,041
Obligations incurred	3,022	2,441
Revisions in estimates (1)	11,498	(2,052)
Accretion expense	4,401	3,606
Obligations settled (2)	(838)	(829)
Ending balance	$62,290	$44,207

(1)
Relates to changes in estimates and assumptions concerning anticipated waste flow, cost and timing of future final capping, closure and post-closure activities at certain landfills, including the Subtitle D landfill in Southbridge, Massachusetts ("Southbridge Landfill"), as well as changes to expansion airspace. See Note 10, Commitments and Contingencies and Note 15, Other Items and Charges for disclosure regarding Southbridge Landfill.

(2)	Includes amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.

9.     LONG TERM DEBT AND CAPITAL LEASES
A summary of long-term debt and capital leases is as follows:

	December 31,
	2017	2016
Senior Secured Credit Facility:
Revolving Credit Facility due October 2021; bearing interest at LIBOR plus 2.75%	$36,000	$62,600
Term Loan B Facility due October 2023; bearing interest at LIBOR plus 2.50%	346,500	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018; bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 due January 2025 - fixed rate interest period through 2017; bore interest at 6.25%	—	21,400
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1; letter of credit backed due January 2025 - bore interest at SIFMA Index	—	3,600
Other:
Capital leases maturing through September 2023; bearing interest at up to 7.70%	5,595	5,534
Notes payable maturing through June 2027; bearing interest at up to 7.00%	2,585	449
Principal amount of long-term debt and capital leases	497,680	525,583
Less—unamortized discount and debt issuance costs (1)	15,178	16,936
Long-term debt and capital leases less unamortized discount and debt issuance costs	482,502	508,647
Less—current maturities of long-term debt	4,926	4,686
	$477,576	$503,961

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	December 31,
	2017	2016
Revolving Credit Facility	$3,938	$4,965
Term Loan B Facility (including unamortized discount of $1,482 and $1,712)	7,392	7,718
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	1,034	1,221
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	511	571
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	603	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015	691	760
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	573	605
Business Finance Authority of the State of NH Solid Waste Disposal Revenue Bonds Series 2013	436	563
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2	—	502
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1	—	31
	$15,178	$16,936

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
The Term Loan B Facility has a 7-year term and initially bore interest at a rate of LIBOR plus 3.00% per annum (with a 1.00% LIBOR floor), which would be reduced to a rate of LIBOR plus 2.75% upon us reaching a consolidated net leverage ratio of 3.75x or less. The Revolving Credit Facility has a 5-year term and initially bore interest at a rate of LIBOR plus 3.00% per annum, which is adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. In fiscal year, 2017, we entered into the first amendment (“Repricing Amendment”) to the Credit Agreement. The Repricing Amendment decreased the applicable interest margin for our Term Loan B Facility by 25 basis points for both LIBOR borrowings and base rate borrowings. The applicable interest rate margin is determined based on our consolidated net leverage ratio, with the interest rate initially set at 2.75% for LIBOR borrowings (with a 1.00% LIBOR floor) and 1.75% for base rate borrowings. The applicable interest rate is reduced to 2.50% for LIBOR borrowings (with a 1.00% LIBOR floor), and 1.50% for base rate borrowings upon us reaching a consolidated net leverage ratio of 3.75x or less, which was the case at December 31, 2017.
The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2017, further advances were available under the Revolving Credit Facility in the amount of $101,457. The available amount is net of outstanding irrevocable letters of credit totaling $22,543, at which date no amount had been drawn. The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2017, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
New York Bonds. In fiscal year 2016, we completed a financing transaction involving the issuance by the New York State Environmental Facilities Corporation of $15,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”).
As of December 31, 2017, we had outstanding $40,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and New York Bonds 2016 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. In fiscal year 2017, we completed the remarketing of $3,600 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 and $21,400 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Serires 2005R-2 as one series of bonds known as $25,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”).

As of December 31, 2017, we had outstanding $25,000 aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.
As of December 31, 2017, we had outstanding $15,000 aggregate principal amount of senior unsecured Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 ("FAME Bonds 2015"). The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate. During the fixed interest rate period, the FAME Bonds 2015 are not be supported by a letter of credit. Interest is payable semiannually in arrears on February 1 and August 1 of each year. An additional $15,000 aggregate principal amount of FAME Bonds 2015 may be offered under the same indenture in the future. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.
Vermont Bonds. As of December 31, 2017, we had outstanding $16,000 aggregate principal amount of senior unsecured Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.75% per annum through April 1, 2018, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the Vermont Bonds are not be supported by a letter of credit. Interest is payable semiannually in arrears on April 1 and October 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of December 31, 2017, we had outstanding $11,000 aggregate principal amount of senior unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds are not be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment in fiscal years 2017, 2016 and 2015 of $517, $13,747 and $999, respectively, associated with the following:

•	the write-off of debt issuance costs in connection with the Repricing Amendment in fiscal year 2017;

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in fiscal year 2017;

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from our ABL Facility to the Credit Facility in fiscal year 2016;

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of our 2019 Notes in fiscal years 2016 and 2015; and

•	the write-off of debt issuance costs in connection with changes to the borrowing capacity from our Refinanced Revolving Credit Facility to the ABL Facility in fiscal year 2015.

Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Interest expense on long-term debt and capital leases	$22,060	$34,741	$35,868
Amortization of debt issuance costs and discount on long-term debt	2,692	3,881	3,977
Letter of credit fees	703	593	637
Less: capitalized interest	(295)	(273)	(62)
Total interest expense	$25,160	$38,942	$40,420
Fair Value of Debt
As of December 31, 2017, the fair value of our fixed rate debt, including the FAME Bonds 2005R-3, FAME Bonds 2015, Vermont Bonds, New York Bonds and New Hampshire Bonds was approximately $106,344 and the carrying value was $107,000. The fair value of the FAME Bonds 2005R-3, FAME Bonds 2015, Vermont Bonds, New York Bonds and New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2017, the fair value of our Term Loan B Facility was approximately $347,799 and the carrying value was $346,500. The fair value of the Term Loan B Facility is considered to be Level 2 within the fair value hierarchy as its fair value is based off of quoted market prices in a principal to principal market with limited public information. As of December 31, 2017, the fair value of our Revolving Credit Facility approximated its carrying value of $36,000 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs.
Although we have determined the estimated fair value amounts of the Term Loan B Facility, FAME Bonds 2005R-3, FAME Bonds 2015, Vermont Bonds, New York Bonds and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.
Future Maturities of Debt
Aggregate principal maturities of long-term debt and capital leases are as follows:

Estimated Future Payments as of December 31, 2017
2018	$4,926
2019	5,002
2020	5,269
2021	40,773
2022	4,279
Thereafter	437,431
$497,680

10.     COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease operating facilities and equipment in the ordinary course of our business under various operating leases with monthly payments varying up to approximately $20. Future minimum rental payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $12,242, $11,437 and $9,392 fiscal years 2017, 2016 and 2015, respectively.

Future minimum rental payments under non-cancellable operating leases, which include landfill operating leases, are as follows:

Estimated Future Minimum Lease Payments as of December 31, 2017
2018	$18,465
2019	14,365
2020	10,511
2021	7,905
2022	5,705
Thereafter	33,760
Total minimum lease payments	$90,711
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
In accordance with FASB ASC 450, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton ("Charlton"), committing us to equally share the costs with MADEP, of up to $10,000 ( $5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond.

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

	Fiscal Year Ended December 31,
	2017	2016
Beginning balance	$—	$—
Accretion expense	82	—
Obligations incurred	6,379	—
Obligations settled (1)	(525)	—
Ending balance	$5,936	$—

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
Charlton has also demanded that we relocate retention ponds incident to the operation of the Southbridge Landfill, and that we pay damages to Charlton for the use of such retention ponds during the operation of the Southbridge Landfill. We disagree with Charlton as to the legality of the location of those retention ponds in Charlton, and are vigorously contesting claims made by Charlton. We cannot currently estimate the potential for loss associated with Charlton’s claim against us, and it is possible that we could incur a material loss in the resolution of such claim.
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
On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than December 31, 2018. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $3,069 and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site.
See Note 15, Other Items and Charges for disclosure over the Southbridge Landfill closure charge.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Fiscal Year Ended December 31,
	2017	2016
Beginning balance	$5,866	$5,221
Payments	(108)	(255)
Obligations incurred	—	900
Ending balance	$5,758	$5,866
The total expected environmental remediation payments, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

Estimated Future Environmental Remediation Payments as of December 31, 2017
2018	$865
2019	4,339
2020	755
2021	403
2022	385
Thereafter	6,621
Total	$13,368
A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liability to the amount recognized in the statement of financial position is as follows:

Undiscounted liability	$13,368
Less discount, net	(1,674)
Liability balance - December 31, 2017	$11,694
Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Employment Contracts
We have entered into employment contracts with five of our executive officers. The contracts are dated June 18, 2001, March 31, 2006, July 6, 2010, September 1, 2012 and March 1, 2016. Each contract had an initial term between one and three years and a covenant not-to-compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,785. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not executive officers.
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
Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2017 and December 31, 2016 we had no shares issued.
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
2016 Incentive Plan. In fiscal year 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Plan immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire or otherwise result in shares not being issued.
As of December 31, 2017, there were 1,930 Class A common stock equivalents available for future grant under the 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
Our equity awards granted consist of stock options, including market-based performance stock options, restricted stock, restricted stock units and performance stock units, including market-based performance stock units.
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

Restricted stock, restricted stock units and performance stock units are granted at a price equal to the fair value of our Class A common stock at the date of grant. The fair value of each market-based performance stock unit is estimated using a Monte Carlo pricing model, which requires extensive use of accounting judgment and financial estimation, including the estimated share price appreciation plus the value of dividends of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.
Restricted stock granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units and market-based performance stock units vest at a future date following the grant date and are based on the attainment of performance targets and market achievements.
Stock Options
A summary of stock option activity is as follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,115	$6.13
Granted	—	$—
Exercised	(361)	$6.20
Forfeited or expired	(27)	$13.17
Outstanding, December 31, 2017	727	$5.82	6.3	$12,495
Exercisable, December 31, 2017	527	$4.81	5.7	$9,590
Unvested, December 31, 2017	240	$9.16	8.3	$3,326

(1)
Market-based performance stock option grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of 40 shares of Class A common stock currently included in unvested.

During fiscal years 2017, 2016 and 2015, stock-based compensation expense for stock options was $644, $605 and $671, respectively.
During fiscal years 2017, 2016 and 2015, the aggregate intrinsic value of stock options exercised was $4,664, $22 and $52, respectively.
As of December 31, 2017, total unrecognized stock-based compensation expense related to all outstanding stock options, assuming the attainment of maximum performance targets, was $474, which will be recognized over a weighted average period of 0.7 years.
Our calculation of stock-based compensation expense associated with stock options granted, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model, was made using the Black-Scholes valuation model. The weighted average fair value of stock options granted, with the exception of market-based performance stock option grants, during fiscal years 2017, 2016 and 2015 were $0.00, $0.00 and $5.35 per option, respectively, which were calculated assuming no expected dividend yield using the following weighted average assumptions:

	Fiscal Year Ended December 31,
	2017 (1)	2016 (1)	2015
Expected life	0.0 years	0.0 years	7.2 years
Risk-free interest rate	—%	—%	2.02%
Expected volatility	—%	—%	81.31%

(1)	In fiscal years 2017 and 2016, we only granted market-based performance stock options, which are discussed separately below.

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
Other Stock Awards
A summary of restricted stock, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	1,099	$7.03
Granted	439	$12.32
Class A common stock vested	(420)	$5.21
Forfeited or canceled	(27)	$6.31
Outstanding, December 31, 2017	1,091	$9.81	1.3	$14,409
Unvested, December 31, 2017	1,453	$10.48	1.3	$18,216

(1)
Market-based performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 362 shares of Class A common stock currently included in unvested.

During fiscal years 2017, 2016 and 2015, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $5,652, $2,673 and $2,314, respectively. Stock-based compensation expense related to restricted stock and restricted stock units during fiscal year 2015 included $270 of incremental compensation expense resulting from the modification of restricted stock associated with the retirement of two members of our Board of Directors.
During fiscal years 2017, 2016 and 2015, the total fair value of other stock awards vested was $5,706, $3,238 and $2,340, respectively.
As of December 31, 2017, total unrecognized stock-based compensation expense related to restricted stock and restricted stock units was $2,945, which will be recognized over a weighted average period of 1.1 years. Total unrecognized stock-based compensation expense related to performance stock units, assuming the attainment of maximum performance targets, was $5,268, which will be recognized over a weighted average period of 1.5 years.
During fiscal years 2017, 2016 and 2015, the weighted-average grant date fair value of restricted stock, restricted stock units and performance stock units granted was $12.32, $8.97 and $4.40, respectively. The weighted average fair value of market-based performance stock units granted during fiscal year 2017 was $12.51 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 1.45% and an expected volatility of 32.80% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $136, $115 and $94 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during fiscal years 2017, 2016 and 2015, respectively.

There was $117 of tax provision in the (benefit) provision for income taxes associated with stock-based compensation during fiscal year 2017. There was $0 and $19 of tax benefit in the (benefit) provision for income taxes associated with stock-based compensation expense in fiscal years 2016 and 2015, respectively. We recorded a tax benefit of $0, $0 and $185 to additional paid-in-capital related to the exercise of various share based awards in fiscal years 2017, 2016 and 2015, respectively. Effective fiscal year 2016, tax savings from stock-based compensation resulting from tax deductions in excess of expense are no longer reflected as a financing cash flow in our consolidated financial statements.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a component of stockholders' deficit included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges and the changes in fair value of our marketable securities.
The changes in the balances of each component of accumulated other comprehensive income (loss) are as follows:

	Marketable Securities	Interest Rate Swaps	Total
Balance as of December 31, 2014	$58	$—	$58
Other comprehensive loss	(51)	—	(51)
Balance as of December 31, 2015	7	—	7
Other comprehensive loss	(75)	—	(75)
Balance as of December 31, 2016	(68)	—	(68)
Other comprehensive income (loss) before reclassifications	86	(255)	(169)
Amounts reclassified from accumulated other comprehensive income (loss)	—	421	421
Other comprehensive income, net	86	166	252
Balance as of December 31, 2017	$18	$166	$184
A summary of reclassifications out of accumulated other comprehensive income (loss) for fiscal years 2017, 2016 and 2015 is as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$421	$—	$—	Interest expense
	421	—	—	Loss before income taxes
	—	—	—	(Benefit) provision for income taxes
	$421	$—	$—	Net loss
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - landfill closure	$1,220	$—	$—
Interest rate swaps	—	401	—
	$1,220	$401	$—
Liabilities:
Interest rate swaps	$—	$123	$—

	Fair Value Measurement at December 31, 2016 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted assets - landfill closure	$1,002	$—	$—

13.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan (“401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide an employer matching contribution equal to fifty cents for every dollar an employee invests in the 401(k) Plan up to our maximum match of one thousand dollars per employee per calendar year, subject to revision. Participants vest in employer contributions ratable over a three year period. Employer contributions for fiscal years 2017, 2016 and 2015 amounted to $1,187, $1,119 and $1,033, respectively.
Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. During fiscal years 2017, 2016 and 2015, 41, 70 and 80 shares, respectively, of Class A common stock were issued under this plan. As of December 31, 2017, 143 shares of Class A common stock were available for distribution under this plan.

Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund, under the terms of a collective bargaining agreement that covers our union represented employees. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The risks of participating in a multiemployer plan are different from a single-employer plan in that: (i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
The following table outlines our participation in the multiemployer defined benefit pension plan:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status	Contributions to Plan			Expiration Date of CBA
					Fiscal Year Ended December 31,
		2017	2016		2017	2016	2015
New England Teamsters and Trucking Industry Pension Fund	04-6372430	Critical and declining	Critical	Implemented	$627	$523	$413	June 30, 2020
The status is based on the latest plan information for the plan year ended September 30, 2017 that we received from the pension plan and is certified by the pension plans’ actuary. Plans with a “critical and declining” status are funded at less than 65% and have a projected funding deficiency in the current or next four plan years and has a projected insolvency date which is less than the 20-year minimum statutory requirement. Our contributions to the multiemployer pension plan represent less than 5% of total contributions to such plan for the plan year ended September 30, 2016 and a rehabilitation plan has been implemented with no surcharge imposed. Under current law regarding multiemployer benefit plans, a plan’s termination, our voluntary withdrawal, or the withdrawal of all contributing employers from any under-funded multiemployer pension plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. We could have adjustments to estimates for these matters in the near term that could have a material effect on its consolidated financial position, results of operations or cash flows. At the date these financial statements were issued, a Form 5500 was not available for the plan year ended September 30, 2017.
14.     INCOME TAXES
A summary of the (benefit) provision for income taxes is as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Federal
Current	$—	$—	$2,899
Current benefit of loss carryforwards	—	—	(2,899)
Deferred	(15,614)	458	395
	(15,614)	458	395
State
Current	301	(90)	1,112
Current benefit of loss carryforwards	(28)	—	(557)
Deferred	88	126	401
	361	36	956
(Benefit) provision for income taxes	$(15,253)	$494	$1,351

On December 22, 2017, the Act was enacted. The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes United States corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are generally available to fully offset taxable income earned in a tax year. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in future tax years. In fiscal year 2017, we revalued our deferred taxes due to these changes, including (a) revaluing our federal net deferred taxes before valuation allowance using the 21% tax rate resulting in an increased net federal deferred tax provision of $33,700; (b) revaluing our federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of ($36,556); and (c) recognizing a federal deferred tax benefit of ($12,758) for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
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
Included in the current state tax provision for fiscal year 2015 is a $180 settlement with New York State, comprised of $168 of tax and $12 of interest. New York State had alleged that we were not permitted to file a single combined corporation franchise tax return with our subsidiaries. We believe that our position related to the filing of our New York State tax returns was correct, and, based on the prior settlement related to 2004 to 2010 tax returns and subsequent favorable litigation related to similar issues, we concluded at December 31, 2014 that no reserve would be required for our New York State filings. During fiscal year 2015, we reached the $180 settlement with the New York State for the tax years ended April 30, 2011 through April 30, 2013 on a basis similar to the prior settlement to minimize out-of-pocket costs. The settlement, which represented less than 8% of the potential cumulative liability for the years settled, was a monetary settlement without any change to our filing combined returns in New York and it closed tax years ending April 30, 2011 through April 30, 2013. Due to a change in law, we have elected to file a single combined corporation franchise tax return with our subsidiaries in New York beginning with 2015. We have not established any reserve under ASC 740 for the tax years ended April 30, 2014 and December 31, 2014, since we believe our position would more likely than not be successful.
The differences in the (benefit) provision for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes are as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35%	35%	35%
Tax at statutory rate	$(12,968)	$(2,228)	$(3,650)
State income taxes, net of federal benefit	(1,959)	(265)	198
Decrease in net federal deferred tax assets before valuation allowance change due to federal rate change	33,700	—	—
Decrease in valuation allowance by 80% of indefinite lived deferred liabilities due to US tax reform	(12,758)	—	—
Other changes in valuation allowance, including due to federal rate change	(18,848)	4,370	5,272
Deductible stock awards	(1,825)	—	—
Tax credits	(1,000)	(1,085)	(671)
Non-deductible expenses	542	100	467
Non-deductible equity income in subsidiaries	—	—	(415)
Other, net	(137)	(398)	150
(Benefit) provision for income taxes	$(15,253)	$494	$1,351

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2017	2016
Deferred tax assets:

Net operating loss carryforwards	$33,228	$46,846
Accrued expenses and reserves	26,572	32,185
Book over tax depreciation of property and equipment	25,615	30,012
General business tax credit carryforwards	5,439	4,433
Alternative minimum tax credit carryforwards	3,804	3,804
Stock awards	1,958	1,720
Other	2,050	2,806
Total deferred tax assets	98,666	121,806
Less: valuation allowance	(68,355)	(97,589)
Total deferred tax assets after valuation allowance	30,311	24,217
Deferred tax liabilities:
Amortization of intangibles	(20,904)	(30,296)
Other	(145)	(99)
Total deferred tax liabilities	(21,049)	(30,395)
Net deferred tax asset (liability)	$9,262	$(6,178)
The net deferred tax asset at December 31, 2017 is reflected on the balance sheet as a long-term deferred federal tax asset of $11,567 and a long-term deferred state tax liability of ($2,305).
As of December 31, 2017, we have, for federal income tax purposes, net operating loss carryforwards of approximately $101,187 that expire in the fiscal years ending December 31, 2031 through 2037 and state net operating loss carryforwards of approximately $114,362 that expire in the fiscal years ending December 31, 2018 through 2037. In addition, we have $3,804 minimum tax credit carryforwards which become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. We also have $5,439 general business credit carryforwards which expire in the fiscal years ending December 31, 2023 through 2037. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. We are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The change in the valuation allowance was a decrease of ($29,234) for fiscal year 2017 and an increase of $4,582 for fiscal year 2016. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, the availability of tax planning strategies, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets.
The net deferred tax asset as of December 31, 2017 and net deferred tax liability as of December 31, 2016 include deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and to generate future taxable income upon reversal. Prior to the Act, federal net operating losses, including potential losses from the reversal of deferred tax assets, could only be carried forward for 20 years. The reversal of the indefinite lived goodwill was not available as a source of future taxable income since it was uncertain whether the income generated would be available in the same tax periods in which losses from the reversal of deferred tax assets could be utilized. As such, prior to the Act we did not treat the reversal of amortizable goodwill as an available source of taxable income in determining the valuation allowance.

Beginning in 2018 under the Act, future federal net operating losses generated may be carried forward indefinitely and generally may offset up to 80% of taxable income earned in a tax year. Because potential losses from the reversal of deferred tax assets in future years may be carried forward indefinitely, we consider it more likely than not that 80% of the reversal of deferred tax liabilities for amortizable goodwill will be available as a source of taxable income.
In the fourth quarter of 2017, we revalued our net federal deferred tax assets using the 21% tax rate as enacted under the Act. The valuation allowance was also adjusted in this quarter due to the federal tax rate change and to recognize a ($12,758) federal deferred tax benefit for 80% of deferred tax liabilities for amortizable goodwill. Due to the Act, we recognized a ($15,614) federal deferred tax benefit in 2017 and decreased our total valuation allowance by ($29,234). We believe we are able to support the deferred tax assets recognized as of the end of the year based on all of the available evidence.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended December 31,
	2017	2016
Unrecognized tax benefits at beginning of period	$3,107	$3,379
Gross increases for tax positions of prior years	1	—
Gross decreases for tax positions of prior years	(1,165)	(2)
Reductions resulting from lapse of statute of limitations	—	(270)
Settlements	(2)	—
Unrecognized tax benefits at end of period	$1,941	$3,107
The gross decreases for tax positions of prior years for fiscal 2017 are due to the reduction in the federal corporate tax rate to 21%. Since the majority of our unrecognized benefits reduce net operating loss carryforwards, the amounts were reduced consistent with the overall rate reduction related to the net operating loss deferred asset.
Included in the balances at December 31, 2017 and December 31, 2016 are $6 and $9, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate $4 of unrecognized tax benefits to reverse within the next 12 months due to the expiration of the applicable statute of limitations.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions during fiscal years 2017, 2016 and 2015, we have accrued interest of $3, $5 and $92 and penalties of $2, $4 and $8, respectively. We accrued ($3), ($91)and ($51) for interest and penalties in income tax expense related to uncertain tax positions during fiscal years 2017, 2016 and 2015, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from years ending in 1998 through 2017 remain open for examination, with limited exceptions.
15.     OTHER ITEMS AND CHARGES
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of our Southbridge Landfill. Accordingly, in fiscal year 2017, we recorded charges associated with the closure of our Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Asset impairment charge (1)	$47,999	$—	$—
Project development charge (2)	9,149	—	—
Environmental remediation charge (3)	6,379	—	—
Legal and transaction costs (4)	1,656	—	—
Southbridge Landfill closure charge	$65,183	$—	$—

(1)
We performed a test of recoverability under FASB ASC 360, which indicated that the carrying value of our asset group that includes the Southbridge Landfill was no longer recoverable and, as a result, the asset group was assessed for impairment with an impairment charge allocated to the long-lived assets of the Southbridge Landfill in accordance with FASB ASC 360.

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the future installation of a municipal waterline. See Note 10, Commitments and Contingencies for additional disclosure.

(4)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 10, Commitments and Contingencies for additional disclosure.
Environmental Remediation Charge
We recorded an environmental remediation charge of $900 in fiscal year 2016 due to changes in cost estimates associated with the Potsdam environmental remediation liability.
See Item 3, “Legal Proceedings” and Note 10, Commitments and Contingencies for further disclosure.
Expense from Divestiture, Acquisition and Financing Costs
In fiscal year 2017, we incurred $176 of expenses primarily associated with legal costs for the acquisition of Complete in January 2018.
See Note 4, Business Combinations for disclosure over the acquisition.
Contract Settlement Charge
In fiscal year 2015, we recorded a contract settlement charge of $1,940 associated with settlement of the Expera Old Town, LLC v. Casella Waste Systems, Inc. legal matter.
16.     DIVESTITURE TRANSACTIONS

Sale of Business. In fiscal year 2015, we divested of a business, which included the sale of certain assets associated with various waste collection routes in our Western region, for total consideration of $872, resulting in a gain of $590.
Maine Energy. In the fiscal year ended April 30, 2013, we executed a purchase and sale agreement with the City of Biddeford, Maine, pursuant to which we agreed to sell the real property of Maine Energy Recovery Company, LP (“Maine Energy”) to the City of Biddeford. We agreed to sell Maine Energy for an undiscounted purchase consideration of $6,650, which was to be paid to us in installments over twenty-one years. The transaction closed in November 2012. In December 2012, we ceased operations of the Maine Energy facility and initiated the decommissioning, demolition and site remediation process in accordance with the provisions of the agreement. We have completed the demolition process and site remediation under the auspices and in accordance with work plans approved by the Maine Department of Environmental Protection and the U.S. Environmental Protection Agency. In consideration of the fact that the project was substantially completed and based on incurred costs to date and estimates at that time regarding the remaining costs to fulfill our obligation under the purchase and sale agreement, we reversed a reserve of $1,149 of excess costs to complete the divestiture in fiscal year 2015. As of December 31, 2017, we had no remaining costs to complete the divestiture accrued as we had fulfilled our obligation under the agreement.

CARES and Related Transaction. Casella-Altela Regional Environmental Services, LLC (“CARES”) is a joint venture that owned and operated a water and leachate treatment facility for the natural gas drilling industry in Pennsylvania. Our joint venture partner in CARES is Altela, Inc. (“Altela”). We held an ownership interest in CARES of 51% and, in accordance with FASB ASC 810-10-15, we consolidated the assets, liabilities and results of operations of CARES into our consolidated financial statements due to our controlling financial interest in the joint venture. In the fiscal year ended April 30, 2014 ("fiscal year 2014"), we determined that assets of the CARES water treatment facility were no longer operational or were not operating within product performance parameters. As a result, we initiated a plan to abandon and shut down the operations of CARES. It was determined that the carrying value of the assets of CARES was no longer recoverable and, as a result, the carrying value of the asset group was assessed for impairment. As a result, we recorded an impairment charge of $7,455 in fiscal year 2014 to the asset group of CARES in our Western region.
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
In fiscal year 2016, we dissolved CARES in accordance with the CARES Limited Liability Company Agreement, and in fiscal year 2017, we dissolved CARES McKean, LLC in accordance with Pennsylvania dissolution proceedings. Upon dissolution we deconsolidated the assets, liabilities and equity components, including the noncontrolling interest.
17.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,
	2017	2016	2015
Numerator:
Loss before income taxes	$(21,799)	$(6,849)	$(12,969)
Denominator:
Class A common stock	41,298	40,572	40,064
Class B common stock	988	988	988
Unvested restricted stock	(38)	(88)	(115)
Effect of weighted average shares outstanding	(402)	(239)	(295)
Weighted average common shares outstanding	41,846	41,233	40,642
Antidilutive potentially issuable shares	2,219	2,442	2,259
18.     RELATED PARTY TRANSACTIONS
Services
During fiscal years 2017, 2016 and 2015, we retained the services of Casella Construction, Inc. ("CCI"), a company wholly owned by sons of John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us. Total purchased services charged to operations or capitalized to landfills for fiscal years 2017, 2016 and 2015 were $3,377, $4,024 and $1,341, respectively, of which $30 and $18 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2017 and December 31, 2016, respectively.
In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal years 2017, 2016 and 2015 were $237, $307 and $415, respectively.
Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The leases have since been extended through April 2018 with a five year option to extend the terms. The terms of the lease agreements require monthly payments of approximately $28. Total expense charged to operations for fiscal years 2017, 2016 and 2015 under these agreements was $360, $371 and $384, respectively.
Landfill Post-closure

We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until the fiscal year ending December 31, 2024. In fiscal years 2017, 2016 and 2015, we paid $27, $10 and $9, respectively, pursuant to this agreement. As of December 31, 2017 and December 31, 2016, we have accrued $60 and $70, respectively, for costs associated with its post-closure obligations.
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
Fiscal Year Ended December 31, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating (loss) income	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$181,170	$50,335	$23,815	$(51,867)	$3	$17,153	$19,192	$157,248
Western	250,771	71,510	30,766	35,035	(220)	42,082	89,369	344,324
Recycling	62,307	246	4,125	2,805	143	2,006	12,315	48,612
Other	105,061	1,881	3,396	1,444	24,961	3,621	1,729	64,765
Eliminations	—	(123,972)	—	—	—	—	—	—
Total	$599,309	$—	$62,102	$(12,583)	$24,887	$64,862	$122,605	$614,949
Fiscal Year Ended December 31, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating (loss) income	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$176,539	$45,728	$27,036	$9,697	$(16)	$18,363	$17,429	$202,420
Western	233,168	67,985	27,511	30,576	(248)	31,637	88,426	327,628
Recycling	52,911	1,003	4,212	2,542	156	2,218	12,315	49,931
Other	102,412	1,615	3,097	2,130	38,760	2,020	1,729	51,533
Eliminations	—	(116,331)	—	—	—	—	—	—
Total	$565,030	$—	$61,856	$44,945	$38,652	$54,238	$119,899	$631,512

Fiscal Year Ended December 31, 2015

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating (loss) income	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$167,467	$43,560	$25,977	$7,338	$(200)	$24,840	$17,429	$212,922
Western	231,951	68,284	29,488	26,035	165	20,282	87,503	318,730
Recycling	46,338	995	4,480	(2,406)	25	1,770	12,315	49,355
Other	100,744	1,014	2,759	899	40,100	3,103	1,729	52,662
Eliminations	—	(113,853)	—	—	—	—	—	—
Total	$546,500	$—	$62,704	$31,866	$40,090	$49,995	$118,976	$633,669
Amount of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended December 31,
	2017		2016		2015
Collection	$263,688	44.0%	$249,640	44.2%	$238,301	43.6%
Disposal	160,073	26.7%	154,211	27.3%	156,536	28.6%
Power generation	5,375	0.9%	5,921	1.0%	6,796	1.2%
Processing	7,994	1.3%	6,282	1.1%	6,061	1.1%
Solid waste operations	437,130	72.9%	416,054	73.6%	407,694	74.5%
Organics	39,815	6.6%	41,587	7.4%	39,134	7.2%
Customer solutions	60,057	10.1%	54,478	9.6%	53,334	9.8%
Recycling	62,307	10.4%	52,911	9.4%	46,338	8.5%
Total revenues	$599,309	100.0%	$565,030	100.0%	$546,500	100.0%

20.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of certain items in the consolidated statements of operations by quarter:

Fiscal Year 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$133,802	$154,016	$160,269	$151,222
Operating income (loss)	$6,564	$(47,279)	$18,277	$9,855
Net (loss) income	$(224)	$(53,675)	$12,080	$20,020
Earnings per common share:				—
Basic weighted average common shares outstanding	41,584	41,811	41,951	42,033
Basic earnings per share	$(0.01)	$(1.28)	$0.29	$0.48
Diluted weighted average common shares outstanding	41,584	41,811	43,295	43,394
Diluted earnings per share	$(0.01)	$(1.28)	$0.28	$0.46

Fiscal Year 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$125,432	$144,670	$151,133	$143,795
Operating income	$1,974	$15,596	$17,378	$9,997
Net (loss) income	$(7,614)	$5,192	$7,537	$(11,973)
Net (loss) income attributable to common stockholders	$(7,608)	$5,195	$7,537	$(11,973)
Earnings per common share:
Basic weighted average common shares outstanding	40,996	41,132	41,377	41,422
Basic earnings per share	$(0.19)	$0.13	$0.18	$(0.29)
Diluted weighted average common shares outstanding	40,996	41,598	42,287	41,422
Diluted earnings per share	$(0.19)	$0.12	$0.18	$(0.29)
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
The independent registered public accounting firm’s related audit report is included in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under the section captioned “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 (the "Proxy Statement"), under the sections captioned "Board of Directors", "Corporate Governance" and "Ownership of Our Common Stock".
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	1,779,383	$5.82	2,073,193
Equity compensation plans not approved by security holders	—	—	—
Total	1,779,383		2,073,193

(1)
Performance stock units, including market-based performance stock units, and market-based performance stock options are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 402 shares of Class A common stock.

(2)	The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.

(3)
Includes 1,929,958 shares of our Class A common stock issuable under our 2016 Incentive Plan and 143,235 shares of our Class A common stock issuable under our Amended and Restated 1997 Employee Stock Purchase Plan.

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
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.
Consolidated Statements of Operations for fiscal years 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Loss for fiscal years 2017, 2016 and 2015.
Consolidated Statement of Stockholders’ Deficit for fiscal years 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for fiscal years 2017, 2016 and 2015.
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

4.17
Second Amendment dated as of February 1, 2017 to Financing Agreement dated as of December 1, 2005, by and among Finance Authority of Maine, U.S. Bank National Association, as Trustee, Bank of America, as Credit Provider, and Casella (incorporated herein by reference to Exhibit 4.2 to the current report on Form 8-K as filed on February 7, 2017 (file no. 000-23211)).

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

10.21*
Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (adopted March 1, 2016) (employee with employment contract) (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

Exhibit No.	Description
10.22*
Form of Restricted Stock Unit Agreement granted under 2006 Stock Incentive Plan (adopted March 1, 2016) (employee with no employment contract) (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.23
Third Amendment to Amended and Restated Credit Agreement, dated as of June 25, 2013, by and among Casella, Bank of America, N.A., as Administrative Agent, Swing Line Lender and LIC Issuer, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8- K of Casella as filed on June 26, 2013 (file no. 000-23211)).

10.24
Loan and Security Agreement, dated as of February 27, 2015, among Casella, the subsidiaries of Casella identified therein and Bank of America, N.A., as agent for the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on March 3, 2015 (file no. 00-23211)).

10.25
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

10.26*
Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

10.27*
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

10.32
Credit Agreement, dated as of October 17, 2016, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein and Bank of America, N.A., as agent for the lender party thereto (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K as filed October 17, 2016 (file no. 000-23211)).

10.33
First Amendment to Credit Agreement, dated as of April 18, 2017, by and among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on April 18, 2017 (file No. 000-23211)).

10.34*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.35*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Casella as filed on November 17, 2016 (file No. 333-214683)).

10.36*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

10.37*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file No. 000-23211)).

Exhibit No.	Description

10.38*
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

10.47*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (non-employee director) (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2017 (file No. 000-23211)).

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
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations for fiscal years 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Loss for fiscal years 2017, 2016, and 2015, (iv) Consolidated Statement of Stockholders’ Deficit) for fiscal years 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for fiscal years 2017, 2016 and 2015, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: March 2, 2018	By: /s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive Officer	March 2, 2018
John W. Casella	(Principal Executive Officer)

/s/ Edmond R. Coletta	Senior Vice President and Chief Financial Officer	March 2, 2018
Edmond R. Coletta	(Principal Financial Officer)

/s/ Christopher B. Heald	Vice President and Chief Accounting Officer	March 2, 2018
Christopher B. Heald	(Principal Accounting Officer)

/s/ Douglas R. Casella	Director	March 2, 2018
Douglas R. Casella

/s/ Joseph G. Doody	Director	March 2, 2018
Joseph G. Doody

/s/ Gregory B. Peters	Director	March 2, 2018
Gregory B. Peters

/s/ James F. Callahan, Jr.	Director	March 2, 2018
James F. Callahan, Jr.

/s/ James E. O’Connor	Director	March 2, 2018
James E. O’Connor

/s/ William P. Hulligan	Director	March 2, 2018
William P. Hulligan

/s/ Michael K. Burke	Director	March 2, 2018
Michael K. Burke

/s/ Emily Nagle Green	Director	March 2, 2018
Emily Nagle Green

FINANCIAL STATEMENT SCHEDULES
Schedule II
Valuation Accounts
Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$1,069	$988	$2,153
Additions—charged to expense	290	1,107	1,344
Deductions—bad debts written off, net of recoveries	(550)	(1,026)	(2,509)
Balance at end of period	$809	$1,069	$988