Form 10-Q
period 2018-03-31
CASELLA WASTE SYSTEMS INC
filed 2018-05-04
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2018:

Class A common stock, $0.01 par value per share:	41,700,119
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,392	$1,995
Accounts receivable - trade, net of allowance for doubtful accounts of $743 and $809, respectively	66,287	65,953
Refundable income taxes	959	522
Prepaid expenses	7,664	8,299
Inventory	6,492	6,534
Other current assets	1,123	1,077
Total current assets	84,917	84,380
Property, plant and equipment, net of accumulated depreciation and amortization of $828,434 and $811,474, respectively	366,817	361,547
Goodwill	130,317	122,605
Intangible assets, net	10,282	8,149
Restricted assets	1,197	1,220
Cost method investments	12,333	12,333
Deferred income taxes	10,977	11,567
Other non-current assets	14,535	13,148
Total assets	$631,375	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$5,037	$4,926
Accounts payable	49,603	47,081
Accrued payroll and related expenses	4,571	12,183
Accrued interest	2,311	2,093
Contract liabilities	2,567	1,823
Current accrued capping, closure and post-closure costs	3,458	3,035
Other accrued liabilities	17,062	17,428
Total current liabilities	84,609	88,569
Long-term debt and capital leases, less current portion	494,934	477,576
Accrued capping, closure and post-closure costs, less current portion	62,208	59,255
Deferred income taxes	2,373	2,305
Other long-term liabilities	26,068	25,106
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,700,000 and 41,298,000 shares issued and outstanding, respectively	417	413
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	359,021	356,638
Accumulated deficit	(398,999)	(395,107)
Accumulated other comprehensive income	734	184
Total stockholders' deficit	(38,817)	(37,862)
Total liabilities and stockholders' deficit	$631,375	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2018	2017
Revenues	$147,455	$133,802
Operating expenses:
Cost of operations	105,610	94,544
General and administration	21,027	18,845
Depreciation and amortization	15,983	13,849
Contract settlement charge	2,100	—
Southbridge Landfill closure charge	1,586	—
Development project charge	311	—
	146,617	127,238
Operating income	838	6,564
Other expense (income):
Interest income	(29)	(69)
Interest expense	6,454	6,450
Loss on debt extinguishment	—	472
Other income	(89)	(81)
Other expense, net	6,336	6,772
Loss before income taxes	(5,498)	(208)
(Benefit) provision for income taxes	(1,588)	16
Net loss	$(3,910)	$(224)
Basic and diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	42,370	41,584
Basic and diluted earnings per common share	$(0.09)	$(0.01)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(3,910)	$(224)
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(61)	(44)
Interest rate swap amounts reclassified into interest expense	53	69
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	785	(66)
Unrealized gain resulting from changes in fair value of marketable securities	—	23
Other comprehensive income (loss), before tax	777	(18)
Income tax expense related to items of other comprehensive income (loss)	209	—
Other comprehensive income (loss), net of tax	568	(18)
Comprehensive loss	$(3,342)	$(242)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184
Net loss	(3,910)	—	—	—	—	—	(3,910)	—
Other comprehensive income	568	—	—	—	—	—	—	568
Issuances of Class A common stock	310	402	4	—	—	306	—	—
Stock-based compensation	2,077	—	—	—	—	2,077	—	—
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)
Balance, March 31, 2018	$(38,817)	41,700	$417	988	$10	$359,021	$(398,999)	$734
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,910)	$(224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,983	13,849
Depletion of landfill operating lease obligations	2,392	1,764
Interest accretion on landfill and environmental remediation liabilities	1,422	965
Amortization of debt issuance costs and discount on long-term debt	689	646
Stock-based compensation	2,077	1,257
Gain on sale of property and equipment	(283)	(84)
Southbridge Landfill non-cash closure charge	1,403	—
Development project charge	311	—
Loss on debt extinguishment	—	472
Deferred income taxes	(1,187)	(74)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,242	5,569
Accounts payable	1,405	(4,485)
Prepaid expenses, inventories and other assets	(504)	(145)
Accrued expenses, contract liabilities and other liabilities	(8,246)	(8,834)
Net cash provided by operating activities	12,794	10,676
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(18,958)	(414)
Acquisition related additions to property, plant and equipment	(998)	(58)
Additions to property, plant and equipment	(7,920)	(8,634)
Payments on landfill operating lease contracts	(509)	(977)
Proceeds from sale of property and equipment	342	84
Net cash used in investing activities	(28,043)	(9,999)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	66,700	71,200
Principal payments on long-term debt	(51,364)	(71,933)
Payments of debt issuance costs	—	(620)
Proceeds from the exercise of share based awards	310	358
Net cash provided by (used in) financing activities	15,646	(995)
Net increase (decrease) in cash and cash equivalents	397	(318)
Cash and cash equivalents, beginning of period	1,995	2,544
Cash and cash equivalents, end of period	$2,392	$2,226
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,547	$8,045
Income taxes, net of refunds	$36	$54
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$1,444	$—
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
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 2, 2018.
For comparative purposes, certain prior period amounts in the consolidated financial statements, including the presentation of contract balances associated with the adoption of Accounting Standards Update ("ASU") 2014-09, as amended, Revenue from Contracts with Customers (Topic 606) have been reclassified. See Note 3, Revenue Recognition for discussion regarding these changes.
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2018 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2018 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING CHANGES
A table providing a brief description of recent ASUs to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) deemed to have a possible material effect on our consolidated financial statements upon adoption based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that are adopted effective January 1, 2018
ASU 2017-09: Compensation - Stock Compensation (Topic 718)
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

ASU 2016-01, as amended through March 2018: Financial Instruments - Overall (Topic 825-10)
Requires the following: (1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset; and (4) the elimination of the disclosure requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost.

The adoption of this guidance resulted in: a cumulative-effect adjustment to Accumulated Deficit; recognition of the change in fair value of certain equity investments in net income; and enhanced disclosure. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The adoption of this guidance requires using either a full retrospective approach for all periods presented or a modified retrospective approach with a cumulative effect adjustment to Accumulated Deficit as of the date of adoption. We adopted the guidance using the modified retrospective approach effective January 1, 2018 with no adjustment to Accumulated Deficit. We adopted the standard through the application of the portfolio approach. We selected a sample of customer contracts to assess under the guidance of the new standard that were characteristically representative of each portfolio. Upon completion of our review, the guidance did not result in a significant change to the timing of revenue recognition. We identified certain immaterial sales commissions, which represent costs of obtaining a contract, that should be capitalized as contract acquisition costs under the guidance and amortized to general and administration expense over the expected life of the customer contract. Based on the immateriality of these sales commissions, no adjustment to Accumulated Deficit nor the accounting of these costs was deemed necessary. See Note 3, Revenue Recognition for additional disclosure.

A table providing a brief description of recent ASUs to the ASC issued by the FASB that may have a material effect on our consolidated financial statements upon adoption based on current account balances and activity follows:

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

ASU 2016-02, as amended through January 2018: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is the obligation of the lessee to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

3.	REVENUE RECOGNITION
We adopted ASU 2014-09, as amended, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. We adopted this guidance using the modified retrospective approach, noting that no cumulative effect adjustment to the beginning balance of Accumulated Deficit was needed. The comparative periods have not been restated and continue to be reported under ASC Topic 605, Revenue Recognition. We applied this guidance to contracts that were not substantially completed contracts at the date of adoption. Additionally, contract modifications that occurred before the adoption date were not separately evaluated, rather the guidance was applied to the current version of the contract only. We disaggregate our revenues by applicable service line: collection, landfill, transfer, customer solutions, recycling, organics, transportation and landfill gas-to-energy.

Under the new revenue recognition guidance revenues are measured based on the consideration specified in a contract with a customer. The circumstances that impact the timing and amount of revenue recognized for each applicable service line may vary based on the nature of the service performed. We generally recognize revenues for services over time as we satisfy the performance obligation by transferring control over the service to the customer as the service is performed and the benefit is received and consumed by the customer. Services are typically delivered in a series as a single bundled performance obligation over either a designated period of time or for specified number of services. Services may also be delivered as a single bundled service, on a period-to-period basis, or in a spot transaction. Consideration may be variable on a per ton basis and/or fixed. Fixed consideration is allocated to each distinct service and variable consideration is allocated to the increment of time that the service is performed and we have the contractual right to the fee. Fees are typically billed weekly, monthly, quarterly or in advance. Generally, the amount of consideration that we have the right to receive that is invoiced to the customer directly corresponds to the value of our performance completed to date. We elected the optional exemption, to not disclose the amount of variable consideration included in the transaction price that is allocated to outstanding performance obligations when the variable consideration is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. Revenues that are not satisfied over time are recognized at a point-in-time. This typically includes the sale of recycled or organic materials, as well as renewable energy credits ("RECs"). Revenues from the sale of organic or recycled materials are recognized at a point-in-time as control of the materials transfers to the customer upon shipment or pick-up by the customer. Revenues from the sale of RECs are recognized at a point-in-time as the trade is executed and control transfers to the customer.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,468 in the three months ended March 31, 2018. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. These payments were previously recorded as a cost of operations. We did not record any revenues in the three months ended March 31, 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable - trade, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable - trade, net includes gross receivables from contracts of $66,429 and $66,227 as of March 31, 2018 and December 31, 2017, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $2,567 and $1,823 as of March 31, 2018 and December 31, 2017, respectively, were reclassified out of Other accrued liabilities and presented separately on the face of the Consolidated Balance Sheets. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2017 was recognized as revenue during the three months ended March 31, 2018, when the services were performed.
Revenues by Service Line
Collection
Collection revenues are principally generated by providing waste collection and disposal services to our customers. Services may be provided as needed or as scheduled. We derive a substantial portion of our collection revenues from commercial and industrial services, which typically have a standard contract duration of three years, along with municipal services that are generally performed pursuant to contracts with municipalities with varying terms. The majority of our residential collection services are performed on a subscription basis with individual households.
Landfill
Landfill disposal services primarily consist of receiving some form of acceptable solid waste materials at one of our landfills and appropriately disposing of it. Landfill customers are typically charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities. In general, these fees are variable in nature.
Transfer Station
Transfer station disposal services primarily consist of receiving some form of acceptable solid waste materials at one of our transfer stations and appropriately disposing of it by transporting it to an appropriate disposal site. Transfer station customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our transfer stations. In general, these fees are variable in nature.
Transportation

Transportation services consist of the transportation of large volumes of waste or recycled materials from a customer designated location to another location or disposal facility. Transportation customers are charged a fee on a per ton basis for transporting and/or disposal of the materials. In general, these fees are variable in nature.
Recycling
Recycling services primarily consist of the collection and/or receipt of recycled materials at one of our materials recovery facilities; the processing or sorting of the recycled materials; and the disposal or sale of the recycled materials. Revenues from recycling services consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. In brokerage arrangements, we act as an agent that facilitates the sale of recyclable materials between an inbound customer and an outbound customer. Revenues from the brokerage of recycled materials are recognized on a net basis at the time of shipment. In general, these fees are variable in nature.
Customer Solutions
Customer solutions services consist of commercial and industrial offerings. Commercial services consist of traditional collection, disposal and recycling services provided to large account multi-site customers. Industrial services consist of overall resource management services provided to large and complex organizations, such as universities, hospitals, manufacturers and municipalities, delivering a wide range of environmental services and zero waste solutions.
Organics
Organics services primarily consist of the collection and/or receipt of organic materials at one of our processing or disposal facilities; the processing of the organic materials; and the disposal or sale of the organic materials.
Landfill Gas-to-Energy
Landfill gas-to-energy services primarily consist of the generation and sale of electricity from landfill gas-to-energy facilities located at certain of our landfills; the reservation of electric generating capacity to be used by a customer on demand; and the sale of RECs.

A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:

Three Months Ended March 31, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$30,523	$36,485	$—	$—	$67,008
Landfill	5,960	14,540	—	—	20,500
Transfer	7,560	5,606	—	—	13,166
Customer solutions	—	—	—	15,169	15,169
Recycling	—	948	10,157	—	11,105
Organics	—	—	—	12,200	12,200
Transportation	—	5,824	—	685	6,509
Landfill gas-to-energy	462	1,336	—	—	1,798
Total revenues	$44,505	$64,739	$10,157	$28,054	$147,455

Transferred at a point-in-time	$191	$367	$7,257	$357	$8,172
Transferred over time	44,314	64,372	2,900	27,697	139,283
Total revenues	$44,505	$64,739	$10,157	$28,054	$147,455

4.	BUSINESS COMBINATIONS
We acquired one solid waste collection, transfer and processing business in our Eastern region, Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), which provides residential and roll-off collection services, operates a construction and demolition processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities during the three months ended March 31, 2018. We also acquired one solid waste collection business in our Western region during the three months ended March 31, 2018. In the three months ended March 31, 2017, we acquired one solid waste collection business in our Western region. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the Complete acquisition, are expected to be deductible for tax purposes.
A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Three Months Ended March 31,
	2018	2017
Purchase Price:
Cash paid for acquisitions	$18,778	$414
Working capital adjustment - preliminary	358	—
Holdbacks	172	46
Total	19,308	460
Allocated as follows:
Current assets	1,587	—
Building	5,578	—
Equipment	4,642	170
Intangible assets	2,700	262
Other liabilities, net	(1,276)	(9)
Deferred tax liability	(1,635)	—
Fair value of assets acquired and liabilities assumed	11,596	423
Excess purchase price allocated to goodwill	$7,712	$37
The purchase price allocations are preliminary and are based on information existing at the acquisition dates. Accordingly, the purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2017 follows:

	Three Months Ended March 31,
	2018	2017
Revenue	$147,854	$140,149
Operating income	$857	$6,873
Net loss	$(3,900)	$(47)
Basic and diluted weighted average common shares outstanding	42,370	41,584
Basic and diluted earnings per share attributable to common stockholders	$(0.09)	$—
The pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2017 or of the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

5.	GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2017	Acquisitions	March 31, 2018
Eastern region (1)	$19,192	$6,008	$25,200
Western region	89,369	1,704	91,073
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$122,605	$7,712	$130,317

(1)	Includes a $1,635 goodwill adjustment for the tax treatment associated with the Complete acquisition. See Note 13, Income Taxes.
A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, March 31, 2018
Intangible assets	$19,192	$19,687	$38,879
Less accumulated amortization	(17,025)	(11,572)	(28,597)
	$2,167	$8,115	$10,282

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2017
Intangible assets	$18,092	$18,087	$36,179
Less accumulated amortization	(16,851)	(11,179)	(28,030)
	$1,241	$6,908	$8,149
Intangible amortization expense was $568 during the three months ended March 31, 2018 as compared to $487 during the three months ended March 31, 2017.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2017 and thereafter follows:

Estimated Future Amortization Expense as of March 31, 2018
Fiscal year ending December 31, 2018	$1,674
Fiscal year ending December 31, 2019	$1,975
Fiscal year ending December 31, 2020	$1,897
Fiscal year ending December 31, 2021	$1,583
Fiscal year ending December 31, 2022	$1,227
Thereafter	$1,926

6.	ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE
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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$62,290	$44,207
Obligations incurred	798	556
Revision in estimates (1)	1,492	—
Accretion expense	1,383	965
Obligations settled (2)	(297)	(126)
Ending balance	$65,666	$45,602

(1)
Relates to changes in estimates and assumptions associated with anticipated costs of future final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts Landfill. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges for disclosure regarding the matter.

(2)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
7.    LONG-TERM DEBT
A summary of long-term debt and capital leases by debt instrument follows:

	March 31, 2018	December 31, 2017
Senior Secured Credit Facility:
Revolving Credit Facility due October 2021; bearing interest at LIBOR plus 2.75%	$52,600	$36,000
Term Loan B Facility due October 2023; bearing interest at LIBOR plus 2.50%	345,625	346,500
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2018; bearing interest at 4.75%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Other:
Capital leases maturing through December 2107; bearing interest at up to 7.70%	6,713	5,595
Notes payable maturing through June 2027; bearing interest at up to 7.00%	2,522	2,585
Principal amount of long-term debt and capital leases	514,460	497,680
Less—unamortized discount and debt issuance costs (1)	14,489	15,178
Long-term debt and capital leases less unamortized discount and debt issuance costs	499,971	482,502
Less—current maturities of long-term debt	5,037	4,926
	$494,934	$477,576

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	March 31, 2018	December 31, 2017
Revolving Credit Facility	$3,682	$3,938
Term Loan B Facility (including unamortized discount of $1,424 and $1,482)	7,101	7,392
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	987	1,034
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	496	511
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	581	603
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1	673	691
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	565	573
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	404	436
	$14,489	$15,178
Financing Activities
Tax-Exempt Financings
In April 2018, we completed the issuance of $15,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”). The FAME Bonds 2015R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate. Interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-2 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-2.
In April 2018, we completed the remarketing of $16,000 aggregate principal amount of 4.75% fixed rate Vermont Economic Development Authority ("Vermont Bonds") Solid Waste Disposal Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
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
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $472 during the three months ended March 31, 2017 associated with the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3.
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

In accordance with the derivatives and hedging guidance in FASB ASC 815 - Derivatives and Hedging, the effective portions of the changes in fair values of interest rate swaps have been recorded in equity as a component of accumulated other comprehensive loss, net of tax. As the critical terms of the interest rate swaps match the underlying debt being hedged, no ineffectiveness is recognized on these swaps and, therefore, all unrealized changes in fair value are recorded in accumulated other comprehensive income, net of tax. Amounts are reclassified from accumulated other comprehensive income, net of tax into earnings in the same period or periods during which the hedged transaction affects earnings.
As of March 31, 2018, we have recorded a derivative asset with a fair value of $103 in other current assets and $953 in other non-current assets associated with these cash flow hedges.
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
Environmental Remediation Liability (including related litigation)
We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our material outstanding claims.

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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond. The Town has recently advised us that it has solicited and received proposals for the construction of the Waterline as contemplated by the ACO.

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

	Three Months Ended March 31,
	2018	2017
Beginning balance	$5,936	$—
Accretion expense	39	—
Obligations settled (1)	(237)	—
Ending balance	$5,738	$—

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two stormwater detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2017, SRD appealed the Charlton Zoning Board of Appeals decision to the Massachusetts Land Court. We believe a loss is probable and have recorded a reserve of $1,216 as of March 31, 2018, which constitutes our best estimate of the potential loss associated with Charlton’s claim against us. This was recorded as part of the Southbridge Landfill closure charge in the three months ended March 31, 2018.
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

On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than December 31, 2018. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $2,199 and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. In this respect, the Town has, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the United States District Court for the District of Massachusetts (the “District Court”) seeking a judgment from the District Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We will vigorously defend the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$5,758	$5,866
Obligations settled	(6)	—
Ending balance	$5,752	$5,866
North Country Environmental Services
On March 8, 2018, we received notice from the Toxic Actions Center and the Conservation Law Foundation of their intent to sue us over alleged violations of the Clean Water Act at the North Country Environmental Services landfill ("NCES Landfill"). The company plans to vigorously defend these allegations if and when an action is filed.

9.	STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2018, there were 1,642 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	727	$5.82
Granted	—	$—
Exercised	(63)	$4.93
Forfeited	—	$—
Outstanding, March 31, 2018	664	$5.91	6.2	$11,595
Exercisable, March 31, 2018	464	$4.79	5.4	$8,619
Unvested, March 31, 2018	240	$9.16	8.0	$3,413

(1)
Market-based performance stock options are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 40 shares of Class A common stock currently included in unvested.

Stock-based compensation expense for stock options was $124 during the three months ended March 31, 2018 as compared to $171 during the three months ended March 31, 2017.
During the three months ended March 31, 2018, the aggregate intrinsic value of stock options exercised was $1,153.
As of March 31, 2018, total unrecognized stock-based compensation expense related to outstanding stock options, including market-based performance stock options assuming the attainment of maximum performance targets, was $349, which will be recognized over a weighted average period of 0.5 years.
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

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,091	$9.81
Granted	201	$24.96
Class A Common Stock Vested	(340)	$6.20
Forfeited	—	$—
Outstanding, March 31, 2018	952	$14.29	1.6	$8,977
Unvested, March 31, 2018	1,402	$14.56	1.6	$12,914

(1)
Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 450 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,930 during the three months ended March 31, 2018 as compared to $1,058 during the three months ended March 31, 2017.
During the three months ended March 31, 2018, the total fair value of other stock awards vested was $8,876.
As of March 31, 2018, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $4,467, which will be recognized over a weighted average period of 1.7 years. As of March 31, 2018, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $8,252 to be recognized over a weighted average period of 1.5 years.
The weighted average fair value of market-based performance stock units granted during the three months ended March 31, 2018 was $26.02 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 2.39% and an expected volatility of 32.70% assuming no expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $23 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2018 as compared to $28 during the three months ended March 31, 2017.
Accumulated Other Comprehensive Income
A summary of the changes in the balances of each component of accumulated other comprehensive income, net of tax follows:

	Marketable Securities	Interest Rate Swaps
Balance, December 31, 2017	$18	$166
Cumulative effect of new accounting principle	(18)	—
Other comprehensive income before reclassifications	—	724
Amounts reclassified from accumulated other comprehensive income	—	53
Income tax expense related to items of other comprehensive income	—	(209)
Net current-period other comprehensive income	—	568
Balance, March 31, 2018	$—	$734

A summary of reclassifications out of accumulated other comprehensive income, net of tax follows:

	Three Months Ended March 31,
	2018	2017
Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$53	$69	Interest expense
	53	69	Loss before income taxes
	209	—	(Benefit) provision for income taxes
	$(156)	$69	Net loss

10.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net loss from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, including market-based performance stock options based on the expected achievement of performance targets, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(3,910)	$(224)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	41,700	40,892
Class B common stock	988	988
Unvested restricted stock	(38)	(88)
Effect of weighted average shares outstanding	(280)	(208)
Basic and diluted weighted average common shares outstanding	42,370	41,584
Anti-dilutive potentially issuable shares	2,105	2,683

11.	Other Items and Charges
Contract Settlement Charge
In the three months ended March 31, 2018, we recorded a contract settlement charge of $2,100 associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill as disclosed in Note 8, Commitments and Contingencies. Accordingly, in the three months ended March 31, 2018, we recorded a charge associated with the closure of the Southbridge Landfill as follows:

	Three Months Ended March 31,
	2018	2017
Charlton settlement charge (1)	$1,216	$—
Legal and transaction costs (2)	370	—
Southbridge Landfill closure charge	$1,586	$—

(1)	We established a reserve associated with the Town of Charlton's claim against us. See Note 8, Commitments and Contingencies for additional disclosure.

(2)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 8, Commitments and Contingencies for additional disclosure.
Development Project Charge
In the three months ended March 31, 2018, we recorded a development project charge of $311 associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to our NCES Landfill.

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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable-trade, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate swaps, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable - trade and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate swaps included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$1,055	$—
Restricted investment securities - landfill closure	1,197	—	—
Total	$1,197	$1,055	$—

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,220	$—	$—
Interest rate swaps	—	401
Total	$1,220	$401	$—
Liabilities:
Interest rate swaps	$—	$123	$—
Fair Value of Debt
As of March 31, 2018, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015”), Vermont Bonds, New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2016”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $108,003 and the carrying value was $107,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2016 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics. The fair value of our fixed rate debt does not include the issuance in April 2018 of $15,000 aggregate principal amount of FAME Bonds 2015R-2.
As of March 31, 2018, the fair value of our term loan B component of our senior credit facility (the "Term Loan B Facility") was approximately $347,353 and the carrying value was $345,625. The fair value of the Term Loan B Facility is considered to be Level 2 within the fair value hierarchy as its fair value is based off of quoted market prices in a principal to principal market with limited public information. As of March 31, 2018, the fair value of our revolving line-of-credit component of our senior credit facility approximated its carrying value of $52,600 based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs.
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

13.	INCOME TAXES
The benefit for income taxes for the three months ended March 31, 2018 includes a ($1,635) deferred tax benefit due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $1,635 deferred tax liability recorded through goodwill related to the Complete acquisition. The $1,635 deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax has been repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $101.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2018 and future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities for changes under the Act including (a) revaluing our federal net deferred taxes assets before valuation allowance using the 21% tax rate; (b) revaluing our federal valuation allowance using the 21% tax rate; and (c) recognizing a federal deferred tax benefit for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
The benefit for income taxes for the three months ended March 31, 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3,804 minimum tax credit carryforwards of which we anticipate $1,902 is refundable in 2018. A current income tax benefit of $475, offset by a $475 deferred tax provision, was recognized in the quarter for a portion of the minimum tax credit carryforward refundable in 2018.

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
Three Months Ended March 31, 2018

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$44,505	$11,306	$5,979	$(1,812)	$174,860
Western	64,739	18,631	8,032	7,194	342,285
Recycling	10,157	1,185	1,054	(5,167)	47,065
Other	28,054	317	918	623	67,165
Eliminations	—	(31,439)	—	—	—
Total	$147,455	$—	$15,983	$838	$631,375
Three Months Ended March 31, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$38,686	$9,522	$5,404	$21	$197,817
Western	54,144	15,781	6,604	4,089	324,262
Recycling	16,635	(244)	1,004	1,583	50,138
Other	24,337	374	837	871	49,032
Eliminations	—	(25,433)	—	—	—
Total	$133,802	$—	$13,849	$6,564	$621,249

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2018	2017
Collection	$66,475	$59,838
Disposal	40,234	31,281
Power generation	1,799	1,352
Processing	1,420	1,660
Solid waste operations	109,928	94,131
Organics	12,200	9,214
Customer solutions	15,170	13,822
Recycling	10,157	16,635
Total revenues	$147,455	$133,802

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018.
This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including:

•	the projected development of additional disposal capacity or expectations regarding permits for existing capacity;

•	the outcome of any legal or regulatory matter;

•	expected liquidity and financing plans;

•	expected future revenues, operations, expenditures and cash needs;

•	fluctuations in or the level of commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;

•	projected future obligations related to final capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;

•	our ability to use our net operating losses and tax positions;

•	our ability to service our debt obligations;

•	the recoverability or impairment of any of our assets or goodwill;

•	estimates of the potential markets for our products and services, including the anticipated drivers for future growth;

•	sales and marketing plans or price and volume assumptions;

•	potential business combinations or divestitures; and

•	projected improvements to our infrastructure and the impact of such improvements on our business and operations.
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
As of April 15, 2018, we owned and/or operated 32 solid waste collection operations, 47 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2018		2017
Collection	$66.5	45.1%	$59.8	44.7%	$6.7
Disposal	40.2	27.3%	31.3	23.4%	8.9
Power	1.8	1.2%	1.4	1.0%	0.4
Processing	1.4	1.0%	1.6	1.3%	(0.2)
Solid waste	109.9	74.6%	94.1	70.4%	15.8
Organics	12.2	8.2%	9.3	6.9%	2.9
Customer solutions	15.2	10.3%	13.8	10.3%	1.4
Recycling	10.2	6.9%	16.6	12.4%	(6.4)
Total revenues	$147.5	100.0%	$133.8	100.0%	$13.7

A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2018 vs. 2017
	Amount	% of Growth
Price	$4.0	3.0%
Volume	6.2	4.7%
Surcharges and other fees	1.2	0.9%
Commodity price and volume	0.3	0.2%
Acquisitions	4.1	3.0%
Solid waste revenues	$15.8	11.8%
Solid waste revenues
Price.
The price change component in solid waste revenues growth is the result of the following:

•	$2.8 million from favorable collection pricing; and

•	$1.2 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in solid waste revenues growth is the result of the following:

•
$6.0 million from higher disposal volumes (of which $3.3 million relates to higher transportation volumes, $2.3 million relates to higher landfill volumes and $0.4 million relates to higher transfer station volumes); and

•	$0.3 million from higher collection volumes; partially offset by

•	$(0.1) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in solid waste revenues growth is the result of the following:

•
$1.2 million associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the implementation of the program and higher diesel fuel pricing. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycling commodity prices.

Commodity price and volume.
The commodity price and volume change component in solid waste revenues growth is the result of the following:

•	$0.5 million from favorable energy pricing; partially offset by

•	$(0.2) million from lower commodity processing volumes and to a lesser extent landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in solid waste revenues growth is primarily the result of the acquisition of a solid waste collection, transfer and processing business in our Eastern region, Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), in the three months ended March 31, 2018. It is also impacted by the acquisition of a tuck-in collection business in the three months ended March 31, 2018 and four solid waste collection businesses from March 2017 through December 2017.

Organics revenues
Organics revenues increased $2.9 million as a result of higher commodity volumes, primarily driven by a new transportation and disposal sludge contract.
Customer Solutions revenues
Customer solutions revenues increased $1.4 million as a result of higher volumes.
Recycling revenues
Recycling revenues decreased as a result of the following:

•	$(7.3) million from unfavorable commodity pricing in the marketplace; and

•	$(1.8) million from lower commodity volumes; partially offset by

•	$2.7 million from higher tipping fees.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2018		2017
Cost of operations	$105.6	71.6%	$94.5	70.7%	$11.1
General and administration	$21.0	14.3%	$18.8	14.1%	$2.2
Depreciation and amortization	$16.0	10.8%	$13.8	10.4%	$2.2
Cost of Operations
Cost of operations includes labor costs, tipping fees paid to third-party disposal facilities, fuel costs, maintenance and repair costs of vehicles and equipment, workers’ compensation and vehicle insurance costs, third-party transportation costs, district and state taxes, host community fees, and royalties. Cost of operations also includes accretion expense related to final capping, closure and post-closure obligations, leachate treatment and disposal costs, and depletion of landfill operating lease obligations.
The period-to-period change in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $4.4 million due to the following:

•
higher hauling and third-party transportation costs primarily associated with: a large contaminated soil project in the Western region where we incurred third-party costs for excavation, screening, and transportation of soils; higher collection volumes in the Eastern region; higher volumes on lower margin commercial work in our Customer Solutions line-of-business; and higher volumes being directed to third-party sites driven by a large new sludge transportation and disposal contract in our Organics line-of-business; and

•
higher disposal costs associated with: higher transfer station and transportation volumes with increased third-party disposal pricing in the Western region; the Complete acquisition in the Eastern region; the reduction of contamination in the Recycling segment; and the use of alternative disposal sites in our Organics line-of-business; partially offset by

•	lower purchased material costs in our Recycling and Customer Solutions lines-of-business.
Labor and related benefit costs increased $2.1 million due to the following:

•	higher labor costs related primarily to acquisitions and higher collection volumes in the Eastern region;

•	higher labor costs related primarily to wage inflation and acquisitions in the Western region;

•	higher labor costs as we slowed processing lines and added labor in an effort to improve product quality and reduce contamination in finished products in our Recycling line-of-business; and

•	higher workers compensation insurance costs based on claims activity.
Direct operational costs increased $2.3 million due to the following:

•	higher landfill operating lease amortization associated primarily with increased landfill volumes in the Western region;

•	higher leachate disposal costs and landfill operating costs at certain landfills in the Western region;

•	higher host community fees associated with increased volumes at certain landfills in the Western region; and

•
higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in the Eastern region.

Fuel costs increased $0.7 million due to the higher diesel fuel pricing in the marketplace. The impact of higher fuel costs in the period was almost completely offset through higher fees associated with the Energy component of the Energy and Environmental fee.
Maintenance and repair costs increased $1.6 million due primarily to higher fleet and facility maintenance costs.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period change in general and administration expense can be primarily attributed to the following:
Labor and related benefit costs increased $1.3 million primarily due to higher equity compensation expense associated with market-based performance stock option and stock unit grants based on estimated future operational performance.
Bad debt expense increased $0.5 million due primarily to a large recovery in the three months ended March 31, 2017.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2018		2017
Depreciation	$8.3	5.7%	$8.1	6.1%	$0.2
Landfill amortization	7.1	4.8%	5.3	4.0%	1.8
Other amortization	0.6	0.4%	0.4	0.3%	0.2
	$16.0	10.9%	$13.8	10.4%	$2.2
The period-to-period change in depreciation and amortization expense can be primarily attributed to higher landfill volumes in the Western region and certain landfills in the Eastern region combined with an increase in our average overall amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills.
Contract Settlement Charge
In the three months ended March 31, 2018, we recorded a contract settlement charge of $2.1 million associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement. The early buy-out of the contract is expected to result in a positive cash internal rate of return.

Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill in the Eastern region as discussed in Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we recorded a charge associated with the closure of the Southbridge Landfill as follows (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Charlton settlement charge (1)	$1.2	$—
Legal and transaction costs (2)	0.4	—
Southbridge Landfill closure charge	$1.6	$—

(1)
We established a reserve associated with the Town of Charlton's claim against us. See Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

(2)
We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

Development Project Charge
In the three months ended March 31, 2018, we recorded a development project charge of $0.3 million associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to our North Country Environmental Services landfill ("NCES Landfill") in the Eastern region.
Other Expenses
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $0.5 million during the three months ended March 31, 2017 associated with the write-off of debt issuance costs in connection with the remarketing of the $3.6 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”) and $21.4 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into one series of $25.0 million aggregate principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”).
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes decreased $1.6 million during the three months ended March 31, 2018, as compared to the same period in the prior year. The benefit for income taxes for the three months ended March 31, 2018 includes a ($1.6) million deferred tax benefit due to a reduction of the valuation allowance. The valuation allowance decreased based upon the recognition of additional reversing temporary differences related to the $1.6 million deferred tax liability recorded through goodwill related to the Complete acquisition. The $1.6 million deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax basis.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax has been repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $101.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2018 and future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities for changes under the Act including (a) revaluing our federal net deferred taxes assets before valuation allowance using the 21% tax rate; (b) revaluing our federal valuation allowance using the 21% tax rate; and (c) recognizing a federal deferred tax benefit for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
The benefit for income taxes for the three months ended March 31, 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3.8 million minimum tax credit carryforwards of which we anticipate $1.9 million is refundable in 2018. A current income tax benefit of $0.5 million, offset by a $0.5 million deferred tax provision, was recognized in the quarter for a portion of the minimum tax credit carryforward refundable in 2018.
The provision for income taxes for the three months ended March 31, 2017 includes $(0.1) million of deferred tax benefit primarily due to an increase in the deferred tax liability for indefinite lived assets, offset by a benefit for additional minimum tax credit carryforward with no expiration and no valuation allowance. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, applying provisions prior to the Act, none of the deferred tax provision related to indefinite lived assets could be used as a future source of taxable income against which to benefit deferred tax assets.
Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
Segment	2018	2017
Eastern	$44.5	$38.7	$5.8
Western	64.7	54.1	10.6
Recycling	10.2	16.6	(6.4)
Other	28.1	24.4	3.7
Total revenues	$147.5	$133.8	$13.7
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2018 vs. 2017
	Amount	% of Growth
Price	$1.7	4.3%
Volume	0.2	0.5%
Surcharges and other fees	0.4	1.2%
Acquisitions	3.5	9.0%
Solid waste revenues	$5.8	15.0%
Price.
The price change component in solid waste revenues growth is the result of the following:

•	$1.2 million from favorable collection pricing; and

•	$0.5 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in solid waste revenues growth is the result of the following:

•	$0.7 million from higher collection volumes; partially offset by

•	$(0.4) million from lower disposal volumes related to landfills and transfer stations.
Surcharges and other fees.
The surcharge and other fees change component in solid waste revenues growth associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the implementation of the program and higher diesel fuel pricing. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycling commodity prices.
Acquisitions.
The acquisitions change component in solid waste revenues growth is primarily the result of the Complete acquisition in the three months ended March 31, 2018. It was also impacted by the acquisition of a solid waste collection businesses in June 2017.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2018 vs. 2017
	Amount	% of Growth
Price	$2.4	4.4%
Volume	6.6	13.6%
Surcharges and other fees	0.7	1.4%
Commodity price and volume	0.3	0.5%
Acquisitions	0.6	1.1%
Solid waste revenues	$10.6	19.6%
Price.
The price change component in solid waste revenues growth is the result of the following:

•	$1.6 million from favorable collection pricing; and

•	$0.7 million from favorable disposal pricing related to landfills.
Volume.
The volume change component in solid waste revenues growth is the result of the following:

•
$7.0 million from higher disposal volumes (of which $2.6 million relates to higher landfill volumes, $3.9 million relates to higher transportation volumes mainly driven by a large soil remediation project and $0.5 million relates to higher transfer station volumes); partially offset by

•	$(0.4) million primarily from lower collection volumes.

Commodity price and volume.
The commodity price and volume change component in solid waste revenues growth of $0.3 million is the result of favorable energy pricing, partially offset by lower landfill gas-to-energy and processing volumes.
Acquisitions.
The acquisitions change component in solid waste revenues growth is the result of the acquisition of a tuck-in collection business in the three months ended March 31, 2018 and three solid waste collection businesses from March 2017 through December 2017.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
Segment	2018	2017
Eastern	$(1.8)	$—	$(1.8)
Western	7.2	4.1	3.1
Recycling	(5.2)	1.6	(6.8)
Other	0.6	0.9	(0.3)
Operating income	$0.8	$6.6	$(5.8)
Eastern Region
Operating results decreased $(1.8) million. Excluding the impact of the Southbridge Landfill closure charge and the development project charge, our operating performance in the three months ended March 31, 2018 remained flat as the revenue growth outlined above was offset by the following cost changes:
Cost of operations: Cost of operations increased $6.7 million due to the following:

•	higher hauling and third-party transportation costs associated with higher collection volumes;

•	higher disposal costs associated with the Complete acquisition;

•	higher labor costs associated with acquisitions and higher collection volumes;

•	higher workers compensation costs based on claims activity;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased fees from the Energy and Environmental fee;

•	higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the Southbridge Landfill; and

•	higher fleet and facility maintenance costs.
General and administration: General and administration expense increased $0.6 million due to higher shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $0.6 million primarily due to higher landfill amortization expense associated the volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Western Region
Operating income increased $3.1 million as our operating performance in the three months ended March 31, 2018 improved due to the revenue growth outlined above and the following cost changes:
Cost of operations: Cost of operations increased $7.7 million due to the following:

•	higher hauling and third-party transportation costs associated with a large contaminated soils project where we incurred third-party costs for excavation, screening, and transportation of soils;

•	higher disposal costs associated with higher transfer station and transportation volumes and increased third-party disposal pricing;

•	higher labor costs related primarily to wage inflation and acquisitions;

•	higher workers compensation costs based on claims activity;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased fees from the Energy and Environmental fee;

•	higher landfill operating lease amortization associated primarily with increased landfill volumes;

•	higher leachate disposal costs and landfill operating costs at certain landfills;

•	higher host community fees associated with increased volumes at certain landfills; and

•	higher fleet maintenance costs.
General and administration: General and administration expense increased $1.3 million due to higher shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $1.4 million due to higher landfill amortization expense attributed to higher landfill volumes and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Recycling
Operating income decreased $(6.8) million. Excluding the impact of the contract settlement charge, our operating performance in the three months ended March 31, 2018 declined due primarily to the revenue changes outlined above and higher operating costs associated with: slower processing speeds and added labor in an effort to meet tighter quality standards and reduce contamination; higher disposal costs as we pulled higher rates of residue out of the stream; and higher third-party transportation costs, which nearly doubled, as we needed to ship commodities to new markets.
Other
Operating income decreased $(0.3) million quarterly based on the following:

•
the impact of intercompany profits in our Organics line-of-business now passing through to landfill disposal sites, combined with operating performance as higher revenues, which were driven by a large new sludge transportation and disposal contract, also resulted in higher third-party transportation and disposal costs as much of these new volumes were directed to third-party sites; partially offset by

•	improved operating performance of our Customer Solutions line-of-business, as increased volumes outweighed higher cost of operations associated with increased hauling and transportation costs.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, landfill site and cell closure, as well as acquisitions. We generally meet our liquidity needs from operating cash flows and borrowings from our revolving line of credit facility ("Revolving Credit Facility").
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs (in millions), follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$2.4	$2.0
Restricted assets:
Restricted investment securities - landfill closure	$1.2	$1.2
Long-term debt:
Current portion	$5.0	$4.9
Long-term portion	509.5	492.8
Total long-term debt	$514.5	$497.7
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2018	2017
Net cash provided by operating activities	$12.8	$10.7	$2.1
Net cash used in investing activities	$(28.0)	$(10.0)	$(18.0)
Net cash provided by (used in) financing activities	$15.6	$(1.0)	$16.6
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2018	2017
Net loss	$(3.9)	$(0.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16.0	13.8
Depletion of landfill operating lease obligations	2.4	1.8
Interest accretion on landfill and environmental remediation liabilities	1.4	1.0
Amortization of debt issuance costs and discount on long-term debt	0.7	0.6
Stock-based compensation	2.1	1.3
Gain on sale of property and equipment	(0.3)	(0.1)
Southbridge Landfill non-cash closure charge	1.4	—
Development project charge	0.3	—
Loss on debt extinguishment	—	0.5
Deferred income taxes	(1.2)	(0.1)
	18.9	18.6
Changes in assets and liabilities, net	(6.1)	(7.9)
Net cash provided by operating activities	$12.8	$10.7
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the following:

•
higher revenues of $13.7 million driven by our collection line-of-business, our Western region disposal line-of-business, our acquisition activity, our Customer Solutions line-of-business, and our organics line-of-business; partially offset by

•	higher cost of operations of $11.1 million driven by higher third-party direct costs, higher labor costs, and higher direct operational costs; and

•	higher general and administration expenses of $2.2 million.
The improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was the result of the following:

•	lower cash outflows associated with accounts payable; and

•	lower cash outflows associated with cash interest payments running through accrued expenses and other liabilities; partially offset by

•	lower cash inflows associated with accounts receivable; and

•	higher cash outflows associated with prepaid expenses, inventories and other assets.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2018	2017
Acquisitions, net of cash acquired	$(19.0)	$(0.4)
Acquisition related additions to property, plant and equipment	(1.0)	(0.1)
Additions to property, plant and equipment	(7.9)	(8.6)
Payments on landfill operating lease contracts	(0.5)	(1.0)
Proceeds from sale of property and equipment	0.4	0.1
Net cash used in investing activities	$(28.0)	$(10.0)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. We acquired Complete and a tuck-in collection operation in the three months ended March 31, 2018 for total consideration of $19.3 million, including $18.8 million in cash, as compared to the three months ended March 31, 2017, when we acquired one tuck-in collection operation for total consideration of $0.5 million, including $0.4 million in cash.
Capital expenditures. Capital expenditures were $0.2 million higher in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to timing differences and acquisition activity.
Payments on landfill operating lease contracts. Landfill operating lease payments decreased $(0.5) million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to the timing of payments related to the landfill located in Chemung, New York ("Chemung County Landfill") based on the terms of the operating lease contract with Chemung County, New York.
Proceeds from the sale of property and equipment. Proceeds from the sale of property and equipment increased $0.2 million in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due to the timing and make-up of various asset sales.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from long-term borrowings	$66.7	$71.2
Principal payments on long-term debt	(51.4)	(72.0)
Payments of debt issuance costs	—	(0.6)
Proceeds from the exercise of share based awards	0.3	0.4
Net cash provided by (used in) financing activities	$15.6	$(1.0)
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings decreased by $(4.5) million and our debt payments decreased by $(20.6) million in the three months ended March 31, 2018. The increase in financing cash flows related to debt activity is associated with increased revolver borrowings related to acquisition activity in the quarter.
Payments of debt issuance costs. We made $0.6 million of debt issuance cost payments in the three months ended March 31, 2017 related to the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3.
Outstanding Long-Term Debt
Financing Activities
Tax-Exempt Financings
In April 2018, we completed the issuance of an additional $15.0 million aggregate principal amount FAME Bonds (“FAME Bonds 2015R-2”). The FAME Bonds 2015R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate. Interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-2 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-2.
In April 2018, we completed the remarketing of $16.0 million aggregate principal amount of 4.75% fixed rate Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
Credit Facility
As of March 31, 2018, we had outstanding $345.6 million aggregate principal amount of borrowings under our term loan B facility ("Term Loan B Facility") and $52.6 million aggregate principal amount of borrowings under our Revolving Credit Facility. The Term Loan B Facility has a 7-year term and bears interest at a rate of LIBOR plus 2.50% per annum (with a 1.00% LIBOR floor) as of March 31, 2018. The Revolving Credit Facility has a 5-year term and bears interest at a rate of LIBOR plus 2.75% per annum as of March 31, 2018, which can be adjusted from an applicable rate of LIBOR plus 2.50% to 3.25% depending on our consolidated net leverage ratio. We are also required to make scheduled quarterly payments of $0.9 million on the Term Loan B Facility in March, June, September and December of each year until maturity in October 2023. Our Term Loan B Facility and Revolving Credit Facility, (together, the "Credit Facility") is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2018, further advances were available under the Revolving Credit Facility in the amount of $84.9 million. This available amount is net of outstanding irrevocable letters of credit totaling $22.5 million as of March 31, 2018, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Senior Credit Facility by an aggregate amount of $100.0 million, subject to the terms and conditions set forth in the Senior Credit Facility agreement.

The Credit Facility agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2018, we were in compliance with all financial covenants contained in the Senior Credit Facility agreement as follows:

	Twelve Months Ended March 31, 2018	Covenant Requirement at March 31, 2018
Maximum consolidated net leverage ratio (1)	3.77	5.00
Minimum interest coverage ratio	5.97	2.50

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $514.1 million as of March 31, 2018, or $514.5 million of consolidated funded debt less $0.4 million of cash and cash equivalents in excess of $2.0 million as of March 31, 2018), divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of March 31, 2018. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2018
Net cash provided by operating activities	$109.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	2.7
Gain on sale of property and equipment	0.2
Developmental project charge	(0.3)
Southbridge landfill non-cash closure charge	(64.9)
Stock based compensation	(7.3)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	22.4
Provision for income taxes, net of deferred taxes	(0.2)
Adjustments as allowed by the Credit Facility agreement	74.2
Minimum consolidated EBITDA	$136.5
In addition to the financial covenants described above, the Senior Credit Facility agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of March 31, 2018, we were in compliance with the covenants contained in the Credit Facility agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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

Tax-Exempt Financings
New York Bonds. As of March 31, 2018, we had outstanding $40.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and $15.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2016") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2016 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
FAME Bonds. As of March 31, 2018, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.
As of March 31, 2018, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015. The FAME Bonds 2015, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2015 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015.
Vermont Bonds. As of March 31, 2018, we had outstanding $16.0 million aggregate principal amount Vermont Bonds. The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, were remarketed in April 2018 and accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
New Hampshire Bonds. As of March 31, 2018, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Senior Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Our Recycling segment experiences increased volumes of fiber in November and December due to increased shipping boxes and retail activity during the holiday season.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new revenue recognition accounting standard discussed in Note 3, Revenue Recognition to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended March 31, 2018 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
New Accounting Pronouncements
For a description of the new accounting standards that may affect us, see Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. For a description of the impact of ASU 2014-09, as amended, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018 see Note 3, Revenue Recognition to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We had interest rate risk relating to approximately $338.2 million of long-term debt at March 31, 2018. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.4% at March 31, 2018. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.8 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Should commodity prices change by $10 per ton on January 1, 2018, we estimate that our annual operating income margin would change by approximately $0.8 million annually, or $0.2 million quarterly. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Environmental Remediation Liability (including related litigation)
We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as a result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials. The following matters represent our material outstanding claims.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond. The Town has recently advised us that it has solicited and received proposals for the construction of the Waterline as contemplated by the ACO.
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

	Three Months Ended March 31,
	2018	2017
Beginning balance	$5.9	$—
Accretion expense	—	—
Obligations settled (1)	(0.2)	—
Ending balance	$5.7	$—

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two stormwater detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2017, SRD appealed the Charlton Zoning Board of Appeals decision to the Massachusetts Land Court. We believe a loss is probable and have recorded an accrual of $1.2 million as of March 31, 2018, which constitutes our best estimate of the potential loss associated with Charlton’s claim against us. This was recorded as part of the Southbridge Landfill closure charge in the three months ended March 31, 2018.
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

On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than December 31, 2018. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $2.2 million and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. In this respect, the Town has, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the United States District Court for the District of Massachusetts (the “Disctrict Court”) seeking a judgment from the District Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We will vigorously defend the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement.
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

A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	$5.8	$5.9
Obligations settled	—	—
Ending balance	$5.8	$5.9

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2018, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of January 12, 1999 and as amended by Amendments No. 1, 2 and 3 thereto, among Casella Waste Systems, Inc. (“Casella”), KTI, Inc. (“KTI”) and Rutland Acquisition Sub, Inc. (incorporated herein by reference to Annex A to the registration statement on Form S-4 of Casella as filed November 12, 1999(file no. 333-90913)).

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

3.1
Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella as filed on December 7, 2007(file no. 000-23211)).

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

10.13*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 10-K of Casella as filed on March 2, 2016 (file no. 000-023211)).

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

10.24
First Amendment to Loan and Security Agreement, dated as of June 26, 2015, by and among Casella, its subsidiaries listed in Schedule 1 to the Loan and Security Agreement, dated as of February 27, 2015, the lenders from time to time party thereto, and Bank of America, N.A., as Agent (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on June 26, 2015 (file no. 00-23211)).

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

10.30
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

10.32
First Amendment to Credit Agreement, dated as of April 18, 2017, by and among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on April 18, 2017 (file No. 000-23211)).

10.33*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.34*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Casella as filed on November 17, 2016 (file No. 333-214683)).

10.35*
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
**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iv) Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2018, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 4, 2018	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 4, 2018	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)