Form 10-Q
period 2018-06-30
CASELLA WASTE SYSTEMS INC
filed 2018-08-03
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2018:

Class A common stock, $0.01 par value per share:	41,764,993
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,092	$1,995
Accounts receivable - trade, net of allowance for doubtful accounts of $865 and $809, respectively	78,920	65,953
Refundable income taxes	1,424	522
Prepaid expenses	6,624	8,299
Inventory	6,461	6,534
Other current assets	1,354	1,077
Total current assets	96,875	84,380
Property, plant and equipment, net of accumulated depreciation and amortization of $845,156 and $811,474, respectively	378,782	361,547
Goodwill	130,317	122,605
Intangible assets, net	9,715	8,149
Restricted assets	1,198	1,220
Cost method investments	12,333	12,333
Deferred income taxes	10,558	11,567
Other non-current assets	12,796	13,148
Total assets	$652,574	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,796	$4,926
Accounts payable	54,623	47,081
Accrued payroll and related expenses	6,005	12,183
Accrued interest	2,302	2,093
Contract liabilities	2,115	1,823
Current accrued capping, closure and post-closure costs	6,406	3,035
Other accrued liabilities	22,496	17,428
Total current liabilities	95,743	88,569
Long-term debt and capital leases, less current portion	502,094	477,576
Accrued capping, closure and post-closure costs, less current portion	61,339	59,255
Deferred income taxes	2,384	2,305
Other long-term liabilities	25,730	25,106
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,765,000 and 41,298,000 shares issued and outstanding, respectively	418	413
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	361,502	356,638
Accumulated deficit	(397,295)	(395,107)
Accumulated other comprehensive income	649	184
Total stockholders' deficit	(34,716)	(37,862)
Total liabilities and stockholders' deficit	$652,574	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$165,649	$154,016	$313,104	$287,818
Operating expenses:
Cost of operations	111,800	102,519	217,409	197,063
General and administration	20,793	18,794	41,820	37,638
Depreciation and amortization	17,386	15,868	33,370	29,717
Contract settlement charge	—	—	2,100	—
Southbridge Landfill closure charge	172	64,114	1,759	64,114
Development project charge	—	—	311	—
Expense from acquisition activities and other items	349	—	349	—
	150,500	201,295	297,118	328,532
Operating income (loss)	15,149	(47,279)	15,986	(40,714)
Other expense (income):
Interest income	(79)	(52)	(108)	(121)
Interest expense	6,469	6,334	12,922	12,784
Loss on debt extinguishment	7,352	46	7,352	517
Other income	(342)	(326)	(431)	(405)
Other expense, net	13,400	6,002	19,735	12,775
Income (loss) before income taxes	1,749	(53,281)	(3,749)	(53,489)
Provision (benefit) for income taxes	45	394	(1,543)	411
Net income (loss)	$1,704	$(53,675)	$(2,206)	$(53,900)
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	42,661	41,811	42,516	41,698
Basic earnings per common share	$0.04	$(1.28)	$(0.05)	$(1.29)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	43,916	41,811	42,516	41,698
Diluted earnings per common share	$0.04	$(1.28)	$(0.05)	$(1.29)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$1,704	$(53,675)	$(2,206)	$(53,900)
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(10)	(149)	(70)	(194)
Interest rate swap amounts reclassified into interest expense	38	138	91	208
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(145)	(212)	640	(278)
Unrealized gain resulting from changes in fair value of marketable securities	—	23	—	46
Other comprehensive (loss) income, before tax	(117)	(200)	661	(218)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(32)	—	178	—
Other comprehensive (loss) income, net of tax	(85)	(200)	483	(218)
Comprehensive income (loss)	$1,619	$(53,875)	$(1,723)	$(54,118)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184
Net loss	(2,206)	—	—	—	—	—	(2,206)	—
Other comprehensive income	483	—	—	—	—	—	—	483
Issuances of Class A common stock	671	467	5	—	—	666	—	—
Stock-based compensation	4,198	—	—	—	—	4,198	—	—
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)
Balance, June 30, 2018	$(34,716)	41,765	$418	988	$10	$361,502	$(397,295)	$649
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,206)	$(53,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,370	29,717
Depletion of landfill operating lease obligations	4,993	4,173
Interest accretion on landfill and environmental remediation liabilities	2,862	1,939
Amortization of debt issuance costs and discount on long-term debt	1,290	1,320
Stock-based compensation	4,198	2,912
Gain on sale of property and equipment	(370)	(97)
Southbridge Landfill non-cash closure charge	1,273	63,526
Development project charge	311	—
Non-cash expense from acquisition activities and other items	211	—
Loss on debt extinguishment	7,352	517
Deferred income taxes	(725)	284
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(11,338)	(4,570)
Accounts payable	6,425	(1,458)
Prepaid expenses, inventories and other assets	2,617	517
Accrued expenses, contract liabilities and other liabilities	(2,184)	(4,871)
Net cash provided by operating activities	48,079	40,009
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(19,369)	(2,694)
Additions to property, plant and equipment	(35,492)	(24,548)
Payments on landfill operating lease contracts	(3,467)	(3,177)
Proceeds from sale of property and equipment	469	382
Net cash used in investing activities	(57,859)	(30,037)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	528,900	117,000
Principal payments on long-term debt	(513,854)	(126,238)
Payments of debt issuance costs	(5,567)	(1,451)
Proceeds from the exercise of share based awards	398	858
Net cash provided by (used in) financing activities	9,877	(9,831)
Net increase in cash and cash equivalents	97	141
Cash and cash equivalents, beginning of period	1,995	2,544
Cash and cash equivalents, end of period	$2,092	$2,685
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,423	$14,079
Income taxes, net of refunds	$84	$189
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$3,267	$2,813
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
For comparative purposes, certain prior period amounts in the consolidated financial statements, including the presentation of contract balances associated with the adoption of Accounting Standards Update ("ASU") 2014-09, as amended, Revenue from Contracts with Customers (Topic 606) have been reclassified. See Note 3, Revenue Recognition for additional disclosure.
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2018 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2018 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

ASU 2017-12: Derivatives and Hedging (Topic 815)
Requires that an entity align its risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This guidance expands and refines hedge accounting for both financial and commodity risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.

The adoption of this guidance affects the designation and measurement guidance for qualifying hedging relationships and the method of presenting hedge results, including the addition of a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and no longer measuring and reporting hedge ineffectiveness. We early adopted this guidance using a modified retrospective approach effective April 1, 2018 with an initial application date of January 1, 2018 with no adjustment to Accumulated Deficit. See Note 7, Long-Term Debt for additional disclosure.

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

ASU 2016-02, as amended through July 2018: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is the obligation of the lessee to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We are currently assessing the provisions of this guidance and evaluating the impact the guidance will have on our consolidated financial statements and related disclosures. We have also engaged outside resources to assist in applying and implementing this guidance. We are currently in the process of identifying and aggregating lease contracts for review and input into a third-party lease accounting software application. The adoption of this ASU is expected to impact the balance sheet through the recognition of a right-of-use asset and a lease liability for all leases with terms in excess of 12 months. This guidance is effective January 1, 2019 using a modified retrospective transition approach with early adoption permitted.

3.	REVENUE RECOGNITION
We adopted ASU 2014-09, as amended, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018. We adopted this guidance using the modified retrospective approach, noting that no cumulative effect adjustment to the beginning balance of Accumulated Deficit was needed. The comparative periods have not been restated and continue to be reported under Revenue Recognition (Topic 605). We applied this guidance to contracts that were not substantially completed contracts at the date of adoption. Additionally, contract modifications that occurred before the adoption date were not separately evaluated, rather the guidance was applied to the current version of the contract only. We disaggregate our revenues by applicable service line: collection, landfill, transfer, customer solutions, recycling, organics, transportation and landfill gas-to-energy.

Under the new revenue recognition guidance, revenues are measured based on the consideration specified in a contract with a customer. The circumstances that impact the timing and amount of revenue recognized for each applicable service line may vary based on the nature of the service performed. We generally recognize revenues for services over time as we satisfy the performance obligation by transferring control over the service to the customer as the service is performed and the benefit is received and consumed by the customer. Services are typically delivered in a series as a single bundled performance obligation over either a designated period of time or for specified number of services. Services may also be delivered as a single bundled service, on a period-to-period basis, or in a spot transaction. Consideration may be variable on a per ton basis and/or fixed. Fixed consideration is allocated to each distinct service and variable consideration is allocated to the increment of time that the service is performed and we have the contractual right to the fee. Fees are typically billed weekly, monthly, quarterly or in advance. Generally, the amount of consideration that we have the right to receive that is invoiced to the customer directly corresponds to the value of our performance completed to date. We elected the optional exemption, to not disclose the amount of variable consideration included in the transaction price that is allocated to outstanding performance obligations when the variable consideration is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. Revenues that are not satisfied over time are recognized at a point-in-time. This typically includes the sale of recycled or organic materials, as well as renewable energy credits ("RECs"). Revenues from the sale of organic or recycled materials are recognized at a point-in-time as control of the materials transfers to the customer upon shipment or pick-up by the customer. Revenues from the sale of RECs are recognized at a point-in-time as the trade is executed and control transfers to the customer.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,616 and $3,084 in the three and six months ended June 30, 2018, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. These payments were previously recorded as a cost of operations. We did not record any revenues in the three and six months ended June 30, 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable - trade, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable - trade, net includes gross receivables from contracts of $77,822 and $66,227 as of June 30, 2018 and December 31, 2017, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $2,115 and $1,823 as of June 30, 2018 and December 31, 2017, respectively, were reclassified out of Other accrued liabilities and presented separately on the face of the Consolidated Balance Sheets. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2017 was recognized as revenue during the three and six months ended June 30, 2018 when the services were performed.
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

A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:
Three Months Ended June 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$34,625	$40,869	$—	$—	$75,494
Landfill	7,883	16,200	—	—	24,083
Transfer	10,745	8,011	—	—	18,756
Customer solutions	—	—	—	15,950	15,950
Recycling	—	1,445	9,600	—	11,045
Organics	—	—	—	14,647	14,647
Transportation	—	3,559	—	820	4,379
Landfill gas-to-energy	336	959	—	—	1,295
Total revenues	$53,589	$71,043	$9,600	$31,417	$165,649

Transferred at a point-in-time	$181	$246	$5,618	$1,725	$7,770
Transferred over time	53,408	70,797	3,982	29,692	157,879
Total revenues	$53,589	$71,043	$9,600	$31,417	$165,649
Six Months Ended June 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$65,149	$77,353	$—	$—	$142,502
Landfill	13,843	30,740	—	—	44,583
Transfer	18,304	13,617	—	—	31,921
Customer solutions	—	—	—	31,119	31,119
Recycling	—	2,394	19,757	—	22,151
Organics	—	—	—	26,847	26,847
Transportation	—	9,383	—	1,504	10,887
Landfill gas-to-energy	798	2,296	—	—	3,094
Total Revenues	$98,094	$135,783	$19,757	$59,470	$313,104

Transferred at a point-in-time	$372	$614	$12,875	$2,082	$15,943
Transferred over time	97,722	135,169	6,882	57,388	297,161
Total revenues	$98,094	$135,783	$19,757	$59,470	$313,104
4.    BUSINESS COMBINATIONS
We acquired one solid waste collection, transfer and processing business in our Eastern region, Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), which provides residential and roll-off collection services, operates a construction and demolition processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities during the six months ended June 30, 2018. We also acquired one solid waste collection business in our Western region during the six months ended June 30, 2018. In the six months ended June 30, 2017, we acquired one solid waste collection business in each of our Eastern and Western regions. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the Complete acquisition, are expected to be deductible for tax purposes.

A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Six Months Ended June 30,
	2018	2017
Purchase Price:
Cash paid for acquisitions	$19,189	$2,664
Notes payable	—	2,400
Other non-cash consideration	—	100
Holdbacks	172	196
Total	19,361	5,360
Allocated as follows:
Current assets	1,640	—
Building	5,578	—
Equipment	4,642	2,291
Intangible assets	2,700	1,317
Other liabilities, net	(1,276)	(49)
Deferred tax liability	(1,635)	—
Fair value of assets acquired and liabilities assumed	11,649	3,559
Excess purchase price allocated to goodwill	$7,712	$1,801
The purchase price allocations are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, the purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$165,649	$159,892	$313,503	$300,041
Operating income (loss)	$15,149	$(46,986)	$16,005	$(40,112)
Net income (loss)	$1,704	$(53,505)	$(2,196)	$(53,553)

Basic weighted average common shares outstanding	42,661	41,811	42,516	41,698
Basic earnings per share attributable to common stockholders	$0.04	$(1.28)	$(0.05)	$(1.28)
Diluted weighted average shares outstanding	43,916	41,811	42,516	41,698
Diluted earnings per share attributable to common stockholders	$0.04	$(1.28)	$(0.05)	$(1.28)
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

5.	GOODWILL AND INTANGIBLE ASSETS

A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2017	Acquisitions	June 30, 2018
Eastern region (1)	$19,192	$6,008	$25,200
Western region	89,369	1,704	91,073
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$122,605	$7,712	$130,317

(1)	The acquisitions amount includes a $1,635 goodwill adjustment for the tax treatment associated with the Complete acquisition. See Note 13, Income Taxes for additional disclosure.
A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, June 30, 2018
Intangible assets	$19,192	$19,687	$38,879
Less accumulated amortization	(17,198)	(11,966)	(29,164)
	$1,994	$7,721	$9,715

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2017
Intangible assets	$18,092	$18,087	$36,179
Less accumulated amortization	(16,851)	(11,179)	(28,030)
	$1,241	$6,908	$8,149
Intangible amortization expense was $567 and $1,134 during the three and six months ended June 30, 2018, respectively, as compared to $505 and $991 during the three and six months ended June 30, 2017, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2017 and thereafter follows:

Estimated Future Amortization Expense as of June 30, 2018
Fiscal year ending December 31, 2018	$1,107
Fiscal year ending December 31, 2019	$1,975
Fiscal year ending December 31, 2020	$1,897
Fiscal year ending December 31, 2021	$1,583
Fiscal year ending December 31, 2022	$1,227
Thereafter	$1,926

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$62,290	$44,207
Obligations incurred	1,793	1,310
Revision in estimates (1)	1,492	9,598
Accretion expense	2,784	1,939
Obligations settled (2)	(614)	(307)
Ending balance	$67,745	$56,747

(1)
Relates to changes in estimates and assumptions associated with anticipated costs of future final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts Landfill. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges for additional disclosure.

(2)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
7.    LONG-TERM DEBT
A summary of long-term debt and capital leases by debt instrument follows:

	June 30, 2018	December 31, 2017
Senior Secured Credit Facility:
Revolving Credit Facility due May 2023; bearing interest at LIBOR plus 2.00%	$33,300	$—
Refinanced Revolving Credit Facility due October 2021; bore interest at LIBOR plus 2.75%	—	36,000
Term Loan Facility due May 2023; bearing interest at LIBOR plus 2.00%	350,000	—
Term Loan B Facility due October 2023; bore interest at LIBOR plus 2.50%	—	346,500
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Other:
Capital leases maturing through December 2107; bearing interest at a weighted average of 5.52%	8,261	5,595
Notes payable maturing through June 2027; bearing interest at a weighted average of 2.90%	2,431	2,585
Principal amount of long-term debt and capital leases	515,992	497,680
Less—unamortized discount and debt issuance costs (1)	12,102	15,178
Long-term debt and capital leases less unamortized discount and debt issuance costs	503,890	482,502
Less—current maturities of long-term debt	1,796	4,926
	$502,094	$477,576

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	June 30, 2018	December 31, 2017
Refinanced Revolving Credit Facility	$—	$3,938
Credit Facility	7,948	—
Term Loan B Facility (including unamortized discount of $0 and $1,482)	—	7,392
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	941	1,034
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	480	511
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	559	603
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1	656	691
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2	518	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	628	573
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	372	436
	$12,102	$15,178
Financing Activities
Credit Facility
In the three months ended June 30, 2018, we entered into a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount term loan A facility ("Term Loan Facility") and a $200,000 revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility"). The net proceeds from this transaction were used to repay in full the amounts outstanding of the $350,000 aggregate principal amount term loan b facility ("Term Loan B Facility") and the $160,000 revolving line of credit facility ("Refinanced Revolving Credit Facility") plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 2.00% per annum, which will be reduced to a rate of LIBOR plus 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2018, further advances were available under the Credit Facility in the amount of $144,179. The available amount is net of outstanding irrevocable letters of credit totaling $22,521, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2018, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
In the three months ended June 30, 2018, we completed the issuance of $15,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”). The FAME Bonds 2015R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate. Interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-2 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-2.

In the three months ended June 30, 2018, we completed the remarketing of $16,000 aggregate principal amount of 4.75% fixed rate Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
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
Loss on Debt Extinguishment
We recorded losses on debt extinguishment of $7,352 and $7,352 during the three and six months ended June 30, 2018, respectively, as compared to $46 and $517 during the three and six months ended June 30, 2017, respectively, associated with the following:

•	the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our Credit Facility in the three months ended June 30, 2018;

•	the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds in the three months ended June 30, 2018;

•	the write-off of debt issuance costs in connection with the amendment and repricing of our Term Loan B Facility in the three months ended June 30, 2017; and

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in the quarter ended March 31, 2017.
Cash Flow Hedges
In the three months ended June 30, 2018, we early adopted ASU 2017-12: Derivatives and Hedging (Topic 815) using a modified retrospective approach effective April 1, 2018 with an initial application date of January 1, 2018 with no adjustment to Accumulated Deficit. Under the new guidance, for highly effective hedging relationships the entire change in fair value of the hedging instruments, both the effective and ineffective portion, is recorded in equity as a component of accumulated other comprehensive income (loss), net of tax until the hedged item effects earnings.
As of April 1, 2018, we had in place three interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. According to the interest rate derivative agreements, we receive interest based on the 1-month LIBOR index with a 1.00% LIBOR floor and pay interest based on fixed rates. The refinancing of the Credit Facility resulted in changes to the critical terms of the hedged item in these hedging relationships. As a result, we dedesignated the original hedging relationship between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan B Facility and then subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment using a regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net gain of $1,383 associated with the interest rate derivative agreements in accumulated other comprehensive income is not reclassified into earnings. Instead, this gain will continue to be reclassified from accumulated other comprehensive income into interest expense as the interest payments affect earnings.
Additionally, in the three months ended June 30, 2018, we entered into four additional interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. Given that the critical terms of these interest rate derivative agreements match those of the underlying long-term debt being hedged, we determined qualitatively that the hedging relationships were highly effective.

The total notional amount of all of our interest rate derivative agreements is $145,000 and according to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.46%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as effective cash flow hedges.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	Other current assets	$228	$—
Interest rate swaps	Other non-current assets	1,123	401
Total		$1,351	$401

Interest rate swaps	Other accrued liabilities	$356	$123
Interest rate swaps	Other long-term liabilities	60	—
Total		$416	$123

Interest rate swaps	Accumulated other comprehensive income	$939	$278
Interest rate swaps - tax provision	Accumulated other comprehensive income	$(290)	$(112)
		$649	$166
A summary of the amount of gain or (loss) on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive income into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statement of Operations Location	(Expense) Income		(Expense) Income
Interest expense	$(38)	$(138)	$(91)	$(208)
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
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 9, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believe the Litigation to be factually inaccurate, and without legal merit, and we and SRD intend to vigorously defend the Litigation. Nevertheless, we believe it is reasonably possible that a loss will occur as a result of the Litigation although an estimate of loss cannot be reasonably provided at this time. We also continue to believe the Town should be responsible for costs or liabilities associated with the Litigation relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities. In December 2017, we filed a Motion to Dismiss the Litigation, and we are awaiting a date to be set by the Massachusetts Court for oral arguments.

We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond. The Town has recently advised us that it has solicited and received proposals for the construction of the Waterline as contemplated by the ACO, and that construction of the Waterline will commence shortly.
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

	Six Months Ended June 30,
	2018	2017
Beginning balance	$5,936	$—
Accretion expense	78	—
Obligations incurred	—	6,379
Obligations settled (1)	(441)	—
Ending balance	$5,573	$6,379

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two storm water detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2018, the Massachusetts Land Court approved a settlement reached between SRD and Charlton resolving all issues associated with the Order. Based on this settlement with Charlton, we will pay a total of $850 in cash, and will provide ancillary services to Charlton over the next five (5) years for a total of cash and services of approximately $1,200. This matter is now resolved. We will make payment of the cash portion of this settlement by the end of August 2018. We have recorded a reserve of $1,216 as of June 30, 2018, which is recorded as part of the Southbridge Landfill closure charge in the six months ended June 30, 2018. See Note 11, Other Items and Charges for additional disclosure.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. Steadfast filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion. On July 17, 2018, we reached an agreement with Steadfast settling this litigation (the “Settlement”). Pursuant to the Settlement, Steadfast agreed to partially reimburse us for direct costs incurred or to be incurred by us under the ACO, as well as for substantial investigative costs associated with our efforts to ascertain the source of contaminants and other costs related to the Charlton 21E Obligations. Additionally, the Settlement payment is intended to reimburse us for all costs and liabilities arising out of the Litigation. Steadfast’s payment to us will be $10,000. The Settlement is subject to the finalization of an agreement detailing the terms of the Settlement, including appropriate releases of Steadfast, and is subject to Court approval.

On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than early 2019. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $2,199 and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. In this respect, the Town had, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the United States District Court for the District of Massachusetts (the “District Court”) seeking a judgment from the District Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We are vigorously defending the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement. On June 26, 2018, the District Court denied the Town’s request for a preliminary injunction without prejudice.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Six Months Ended June 30,
	2018	2017
Beginning balance	$5,758	$5,866
Obligations settled (1)	(11)	(5)
Ending balance	$5,747	$5,861

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above, delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss in the New Hampshire Court. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. We intend to continue to vigorously defend against this litigation, which we believe is without merit.

9.	STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2018, there were 1,620 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	727	$5.82
Granted	—	$—
Exercised	(83)	$4.80
Forfeited	—	$—
Outstanding, June 30, 2018	644	$5.95	6.0	$12,651
Exercisable, June 30, 2018	444	$4.81	5.2	$9,228
Unvested, June 30, 2018	240	$9.16	7.8	$3,948

(1)
Market-based performance stock options are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 40 shares of Class A common stock currently included in unvested.

Stock-based compensation expense for stock options was $126 and $250 during the three and six months ended June 30, 2018, respectively, as compared to $176 and $347 during the three and six months ended June 30, 2017, respectively.
During the three and six months ended June 30, 2018, the aggregate intrinsic value of stock options exercised was $403 and $1,556, respectively.
As of June 30, 2018, total unrecognized stock-based compensation expense related to outstanding stock options, including market-based performance stock options assuming the attainment of maximum performance targets, was $223, which will be recognized over a weighted average period of 0.3 years.
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
Generally, restricted stock awards granted to non-employee directors vest incrementally over a three year period beginning on the first anniversary of the date of grant. Restricted stock units granted to non-employee directors typically vest in full on the first anniversary of the grant date. Restricted stock units granted to employees vest incrementally over an identified service period beginning on the grant date based on continued employment. Performance stock units granted to employees, including market-based performance stock units, vest at a future date following the grant date and are based on the attainment of performance targets and market achievements, as applicable.

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,091	$9.81
Granted	225	$24.85
Class A Common Stock Vested	(370)	$6.91
Forfeited	(3)	$9.11
Outstanding, June 30, 2018	943	$14.53	1.4	$10,492
Unvested, June 30, 2018	1,393	$14.73	1.3	$15,237

(1)
Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 450 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,946 and $3,876 during the three and six months ended June 30, 2018, respectively, as compared to $1,441 and $2,499 during the three and six months ended June 30, 2017, respectively.
During the three and six months ended June 30, 2018, the total fair value of other stock awards vested was $742 and $9,616, respectively.
As of June 30, 2018, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $4,316, which will be recognized over a weighted average period of 1.5 years. As of June 30, 2018, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $7,016 to be recognized over a weighted average period of 1.3 years.
The weighted average fair value of market-based performance stock units granted during the six months ended June 30, 2018 was $26.02 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 2.39% and an expected volatility of 32.70% assuming no expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $48 and $71 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2018, respectively, as compared to $37 and $65 during the three and six months ended June 30, 2017, respectively.
Accumulated Other Comprehensive Income

A summary of the changes in the balances of each component of accumulated other comprehensive income, net of tax follows:

	Marketable Securities	Interest Rate Swaps
Balance, December 31, 2017	$18	$166
Cumulative effect of new accounting principle	(18)	—
Other comprehensive income before reclassifications	—	570
Amounts reclassified from accumulated other comprehensive income	—	91
Income tax expense related to items of other comprehensive income	—	(178)
Net current-period other comprehensive income	—	483
Balance, June 30, 2018	$—	$649
A summary of reclassifications out of accumulated other comprehensive income, net of tax follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$38	$138	$91	$208	Interest expense
	38	138	91	208	Income (loss) before income taxes
	—	—	—	—	Provision (benefit) for income taxes
	$38	$138	$91	$208	Net income (loss)

10.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income (loss) from continuing operations by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, including market-based performance stock options based on the expected achievement of performance targets, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$1,704	$(53,675)	$(2,206)	$(53,900)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	41,765	41,042	41,765	41,042
Class B common stock	988	988	988	988
Unvested restricted stock	(38)	(88)	(38)	(88)
Effect of weighted average shares outstanding	(54)	(131)	(199)	(244)
Basic weighted average common shares outstanding	42,661	41,811	42,516	41,698
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	1,255	—	—	—
Diluted weighted average common shares outstanding	43,916	41,811	42,516	41,698
Anti-dilutive potentially issuable shares	—	2,586	2,105	2,586

11.    Other Items and Charges
Expense from Acquisition Activities and Other Items
In the three and six months ended June 30, 2018, we recorded charges of $211 and $211, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $138 and $138, respectively, associated with potential acquisition activities.
Contract Settlement Charge
In the three and six months ended June 30, 2018, we recorded contract settlement charges of $0 and $2,100, respectively, associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill as disclosed in Note 8, Commitments and Contingencies. Accordingly, in the three and six months ended June 30, 2018, we recorded charges associated with the closure of the Southbridge Landfill as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset impairment charge (1)	$—	$47,999	$—	$47,999
Project development charge (2)	—	9,148	—	9,148
Environmental remediation charge (3)	—	6,379	—	6,379
Charlton settlement charge (4)	—	—	1,216	—
Legal and transaction costs (5)	172	588	543	588
Southbridge Landfill closure charge	$172	$64,114	$1,759	$64,114

(1)
We performed a test of recoverability under FASB ASC 360, which indicated that the carrying value of our asset group that includes the Southbridge Landfill was no longer recoverable and, as a result, the asset group was assessed for impairment with an impairment charge allocated to the long-lived assets of the Southbridge Landfill in accordance with FASB ASC 360.

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the future installation of a municipal waterline.

(4)	We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 8, Commitments and Contingencies for additional disclosure.

(5)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 8, Commitments and Contingencies for additional disclosure.
Development Project Charge
In the three and six months ended June 30, 2018, we recorded development project charges of $0 and $311, respectively, associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the NCES landfill.

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$1,351	$—
Restricted investment securities - landfill closure	1,198	—	—
Total	$1,198	$1,351	$—
Liabilities:
Interest rate swaps	$—	$416	$—

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,220	$—	$—
Interest rate swaps	—	401
Total	$1,220	$401	$—
Liabilities:
Interest rate swaps	$—	$123	$—
Fair Value of Debt
As of June 30, 2018, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1(“FAME Bonds 2015R-1”), FAME Bonds 2015R-2, Vermont Bonds, New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $123,369 and the carrying value was $122,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2014R-2 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.

As of June 30, 2018, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $33,300. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
Although we have determined the estimated fair value amounts of FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014, New York Bonds 2014R-2 and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

13.	INCOME TAXES
During the six months ended June 30, 2018, we recognized a ($1,635) deferred tax benefit due to a reduction of the valuation allowance in the quarter ended March 31, 2018. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $1,635 deferred tax liability recorded through goodwill related to the Complete acquisition. The $1,635 deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax has been repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $101,200 in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2018 and future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities for changes under the Act including (a) revaluing our federal net deferred taxes assets before valuation allowance using the 21% tax rate; (b) revaluing our federal valuation allowance using the 21% tax rate; and (c) recognizing a federal deferred tax benefit for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
The benefit for income taxes for the three and six months ended June 30, 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3,804 minimum tax credit carryforwards of which we anticipate $1,902 is refundable in 2018. Current income tax benefits of $475 and $950 in the three and six months ended June 30, 2018, respectively, offset by $475 and $950 deferred tax provisions in the three and six months ended June 30, 2018, respectively, were recognized for a portion of the minimum tax credit carryforward refundable in 2018.

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

Three Months Ended June 30, 2018

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$53,589	$14,569	$7,030	$4,266	$180,330
Western	71,043	20,689	8,351	11,989	354,284
Recycling	9,600	1,738	1,043	(2,250)	49,477
Other	31,417	602	962	1,144	68,483
Eliminations	—	(37,598)	—	—	—
Total	$165,649	$—	$17,386	$15,149	$652,574
Three Months Ended June 30, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$46,574	$13,202	$6,423	$(60,324)	$158,042
Western	64,372	18,625	7,586	10,770	328,207
Recycling	16,211	(245)	1,019	1,064	50,398
Other	26,859	611	840	1,211	52,230
Eliminations	—	(32,193)	—	—	—
Total	$154,016	$—	$15,868	$(47,279)	$588,877
Six Months Ended June 30, 2018

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$98,094	$25,876	$13,009	$2,454	$180,330
Western	135,783	39,320	16,382	19,182	354,284
Recycling	19,757	2,923	2,097	(7,418)	49,477
Other	59,470	919	1,882	1,768	68,483
Eliminations	—	(69,038)	—	—	—
Total	$313,104	$—	$33,370	$15,986	$652,574
Six Months Ended June 30, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$85,260	$22,724	$11,827	$(60,304)	$158,042
Western	118,515	34,407	14,191	14,859	328,207
Recycling	32,846	(489)	2,022	2,647	50,398
Other	51,197	985	1,677	2,084	52,230
Eliminations	—	(57,627)	—	—	—
Total	$287,818	$—	$29,717	$(40,714)	$588,877

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collection	$74,564	$66,308	$141,039	$126,145
Disposal	47,246	42,172	87,480	73,454
Power generation	1,295	1,554	3,094	2,906
Processing	2,347	2,137	3,768	3,796
Solid waste operations	125,452	112,171	235,381	206,301
Organics	14,647	11,005	26,847	20,219
Customer solutions	15,950	14,629	31,119	28,452
Recycling	9,600	16,211	19,757	32,846
Total revenues	$165,649	$154,016	$313,104	$287,818

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of July 15, 2018, we owned and/or operated 32 solid waste collection operations, 47 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2018		2017			2018		2017
Collection	$74.6	45.0%	$66.3	43.1%	$8.3	$141.0	45.0%	$126.1	43.8%	$14.9
Disposal	47.2	28.5%	42.2	27.4%	5.0	87.5	27.9%	73.5	25.5%	14.0
Power	1.3	0.8%	1.6	1.0%	(0.3)	3.1	1.0%	2.9	1.0%	0.2
Processing	2.4	1.4%	2.1	1.3%	0.3	3.8	1.3%	3.8	1.4%	—
Solid waste	125.5	75.7%	112.2	72.8%	13.3	235.4	75.2%	206.3	71.7%	29.1
Organics	14.6	8.9%	11.0	7.2%	3.6	26.8	8.6%	20.2	7.0%	6.6
Customer solutions	15.9	9.6%	14.6	9.5%	1.3	31.1	9.9%	28.5	9.9%	2.6
Recycling	9.6	5.8%	16.2	10.5%	(6.6)	19.8	6.3%	32.8	11.4%	(13.0)
Total revenues	$165.6	100.0%	$154.0	100.0%	$11.6	$313.1	100.0%	$287.8	100.0%	$25.3

A summary of the period-to-period changes in solid waste revenues (dollars in millions and as a percentage of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2018 vs. 2017		Period-to-Period Change for the Six Months Ended June 30, 2018 vs. 2017
	Amount	% of Growth	Amount	% of Growth
Price	$4.8	4.3%	$8.8	4.3%
Volume	1.7	1.5%	7.9	3.8%
Surcharges and other fees	2.0	1.8%	3.2	1.6%
Commodity price and volume	(0.1)	(0.1)%	0.2	0.1%
Acquisitions	4.9	4.3%	9.0	4.3%
Solid waste revenues	$13.3	11.8%	$29.1	14.1%
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$3.3 million from favorable collection pricing; and

•	$1.5 million from favorable disposal pricing associated with our landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$6.1 million from favorable collection pricing; and

•	$2.7 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$1.1 million from higher disposal volumes (of which $0.9 million relates to higher transportation volumes associated with a large contaminated soil project, $0.5 million relates to higher transfer station volumes and $(0.3) million relates to lower landfill volumes); and

•	$0.6 million from higher collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$7.1 million from higher disposal volumes (of which $4.2 million relates to higher transportation volumes associated with a large contaminated soil project, $2.0 million relates to higher landfill volumes and $0.9 million relates to higher transfer station volumes); and

•	$0.9 million from higher collection volumes; partially offset by

•	$(0.1) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly and year-to-date solid waste revenues growth is the result of the following:

•
$2.0 million and $3.2 million associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the implementation of the program and higher diesel fuel pricing. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.

Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.4) million from lower landfill gas-to-energy volumes and, to a lesser extent, commodity processing volumes; partially offset by

•	$0.3 million from favorable commodity pricing and, to a lesser extent, energy pricing.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$0.8 million from favorable energy and commodity pricing; partially offset by

•	$(0.6) million from lower commodity processing and landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the acquisition of a solid waste collection, transfer and processing business in our Eastern region, Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), in the quarter ended March 31, 2018. It is also impacted by the acquisition of a tuck-in collection business in the quarter ended March 31, 2018 and four solid waste collection businesses from March 2017 through December 2017.
Organics revenues
Quarterly organics revenues increased $3.6 million as a result of higher commodity volumes, primarily driven by a new sludge transportation and disposal contract, and higher commodity pricing.
Year-to-date organics revenues increased $6.6 million as a result of higher commodity volumes, primarily driven by a new sludge transportation and disposal contract, and higher commodity pricing in the three months ended June 30, 2018.
Customer Solutions revenues
Quarterly customer solutions revenues increased $1.3 million as a result of higher volumes.
Year-to-date revenues increased $2.6 million as the result of higher volumes.
Recycling revenues
Quarterly recycling revenues decreased as a result of the following:

•	$(7.2) million from unfavorable commodity pricing in the marketplace; and

•	$(2.4) million from lower commodity volumes; partially offset by

•	$3.0 million from higher tipping fees.
Year-to-date recycling revenues decreased as a result of the following:

•	$(14.5) million from unfavorable commodity pricing in the marketplace;

•	$(4.3) million from lower commodity volumes; partially offset by

•	$5.7 million from higher tipping fees.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2018		2017			2018		2017
Cost of operations	$111.8	67.5%	$102.5	66.6%	$9.3	$217.4	69.4%	$197.1	68.5%	$20.3
General and administration	$20.8	12.6%	$18.8	12.2%	$2.0	$41.8	13.4%	$37.6	13.1%	$4.2
Depreciation and amortization	$17.4	10.5%	$15.9	10.3%	$1.5	$33.4	10.7%	$29.7	10.3%	$3.7
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
The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $4.3 million quarterly and $8.6 million year-to-date due to the following:

•
higher hauling and third-party transportation costs primarily associated with: a large contaminated soil project in the Western region resulting in higher third-party costs for processing and transportation of soils; higher collection volumes in the Eastern region; higher brokerage volumes in our Customer Solutions line-of-business with high pass through direct costs; and higher volumes being directed to third-party sites driven by a large new sludge transportation and disposal contract in our Organics line-of-business; and

•
higher disposal costs associated with: higher transfer station and transportation volumes with increased third-party disposal pricing in the Western region; the Complete acquisition in the Eastern region; the reduction of contamination in the Recycling segment resulting in higher residual waste volumes; and the use of alternative third-party disposal sites in our Organics line-of-business; partially offset by

•	lower purchased material costs in our Recycling and Customer Solutions lines-of-business.
Labor and related benefit costs increased $2.2 million quarterly and $4.4 million year-to-date due to the following:

•	higher labor costs related primarily to acquisitions and higher collection volumes in the Eastern region;

•	higher labor costs related primarily to higher wages and acquisitions in the Western region;

•	higher labor costs as we slowed processing lines and added labor in an effort to improve product quality and reduce contamination in finished products in our Recycling line-of-business; and

•	higher workers compensation insurance costs based on claims activity.
Direct operational costs increased $1.1 million quarterly and $3.4 million year-to-date due to the following:

•	higher host community fees associated with increased volumes at certain landfills in the Eastern and Western regions;

•
higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in the Eastern region;

•	higher landfill operating lease amortization associated primarily with increased landfill volumes at certain landfills in the Eastern and Western regions;

•	higher landfill operating costs at certain landfills in the Eastern and Western regions, partially mitigated by improved leachate disposal costs in the Western region; and

•	higher supplies and consumables cost in our Organics and Recycling lines-of-business.
Fuel costs increased $0.9 million quarterly and $1.5 million year-to-date due to the higher diesel fuel pricing in the marketplace. The impact of higher fuel costs in the periods was almost completely offset through higher revenues from fees associated with the Energy component of the Energy and Environmental fee.

Maintenance and repair costs increased $0.8 million quarterly and $2.4 million year-to-date due primarily to higher fleet and facility maintenance costs.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expense can be primarily attributed to the following:
Labor and related benefit costs increased $1.2 million quarterly and $2.5 million year-to-date primarily due to higher wages, changes in the organizational structure, and higher equity compensation expense associated with stock unit grants that vest based on estimated future operational performance.
Professional fees increased $0.4 million quarterly and $0.7 million year-to-date due to higher consulting, accounting and audit fees associated with the implementation of an enterprise resource planning and accounting software solution and the adoption of new accounting guidance.
Bad debt expense increased $0.4 million quarterly and $0.8 million year-to-date due primarily to the impact of revenue growth, a large recovery in the prior year and several customer bankruptcies that were written off in the quarter on the allowance for doubtful accounts.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2018		2017			2018		2017
Depreciation	$8.4	5.1%	$8.1	5.2%	$0.3	$16.8	5.4%	$16.1	5.6%	$0.7
Landfill amortization	8.4	5.1%	7.3	4.7%	1.1	15.5	5.0%	12.6	4.4%	2.9
Other amortization	0.6	0.4%	0.5	0.3%	0.1	1.1	0.4%	1.0	0.3%	0.1
	$17.4	10.6%	$15.9	10.2%	$1.5	$33.4	10.8%	$29.7	10.3%	$3.7
The period-to-period changes in depreciation and amortization expense can be primarily attributed to higher landfill volumes in the Western region and certain landfills in the Eastern region, combined with an increase in our average overall amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills.
Expense from Acquisition Activities and Other Items
In the three and six months ended June 30, 2018, we recorded charges of $0.2 million and $0.2 million, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $0.1 million and $0.1 million, respectively, associated with potential acquisition activities.
Contract Settlement Charge
In the three and six months ended June 30, 2018, we recorded contract settlement charges of $0.0 million and $2.1 million, respectively, associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.

Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill in the Eastern region as discussed in Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we recorded a charge associated with the closure of the Southbridge Landfill as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Asset impairment charge (1)	$—	$48.0	$—	$48.0
Project development charge (2)	—	9.1	—	9.1
Environmental remediation charge (3)	—	6.4	—	6.4
Charlton settlement charge (4)	—	—	1.2	—
Legal and transaction costs (5)	0.2	0.6	0.5	0.6
Southbridge Landfill closure charge	$0.2	$64.1	$1.8	$64.1

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

(4)
We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

(5)
We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

Development Project Charge
In the three and six months ended June 30, 2018, we recorded a development project charge of $0.0 million and $0.3 million, respectively, associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to our North Country Environmental Services landfill in the Eastern region.
Other Expenses
Loss on Debt Extinguishment
We recorded losses on debt extinguishment of $7.4 million and $7.4 million during the three and six months ended June 30, 2018, respectively, as compared to $0.0 million and $0.5 million during the three and six months ended June 30, 2017, respectively, associated with the following:

•
the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our term loan facility ("Term Loan Facility") and revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility") in the three months ended June 30, 2018;

•
the write-off of debt issuance costs in connection with the remarketing of our Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2013 ("Vermont Bonds") in the three months ended June 30, 2018;

•	the write-off of debt issuance costs in connection with the amendment and repricing of our term loan b facility ("Term Loan B Facility") in the three months ended June 30, 2017; and

•
the write-off of debt issuance costs in connection with the remarketing of the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 ("FAME Bonds 2005R-1") and the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) in the quarter ended March 31, 2017.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes decreased $0.4 million and $1.9 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in the prior year. During the six months ended June 30, 2018, we recognized a ($1.6) million deferred tax benefit due to a reduction of the valuation allowance in the quarter ended March 31, 2018. The valuation allowance decreased based upon the recognition of additional reversing temporary differences related to the $1.6 million deferred tax liability recorded through goodwill related to the Complete acquisition. The $1.6 million deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax basis.
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
The benefit for income taxes for the three and six months ended June 30, 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3.8 million minimum tax credit carryforwards of which we anticipate $1.9 million is refundable in 2018. Current income tax benefits of $0.5 million and $1.0 million in the three and six months ended June 30, 2018, respectively, offset by $0.5 million and $1.0 million deferred tax provisions in the three and six months ended June 30, 2018, respectively, were recognized for a portion of the minimum tax credit carryforward refundable in 2018.
The provision for income taxes for the three and six months ended June 30, 2017 includes $0.3 million of deferred tax provision primarily due to an increase in the deferred tax liability for indefinite lived assets, offset by a benefit for additional minimum tax credit carryforward with no expiration and no valuation allowance. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, applying provisions prior to the Act, none of the deferred tax provision related to indefinite lived assets could be used as a future source of taxable income against which to benefit deferred tax assets.
Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
Segment	2018	2017		2018	2017
Eastern	$53.6	$46.6	$7.0	$98.1	$85.3	$12.8
Western	71.0	64.4	6.6	135.8	118.5	17.3
Recycling	9.6	16.2	(6.6)	19.8	32.8	(13.0)
Other	31.4	26.8	4.6	59.4	51.2	8.2
Total revenues	$165.6	$154.0	$11.6	$313.1	$287.8	$25.3

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2018 vs. 2017		Period-to-Period Change for the Six Months Ended June 30, 2018 vs. 2017
	Amount	% of Growth	Amount	% of Growth
Price	$2.0	4.3%	$3.7	4.3%
Volume	0.1	0.5%	0.3	0.5%
Surcharges and other fees	0.9	1.8%	1.3	1.5%
Commodity price and volume	0.1	0.1%	0.1	0.1%
Acquisitions	3.9	8.4%	7.4	8.7%
Solid waste revenues	$7.0	15.1%	$12.8	15.1%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.4 million from favorable collection pricing; and

•	$0.6 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$2.6 million from favorable collection pricing; and

•	$1.1 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$0.5 million from higher collection volumes; partially offset by

•	$(0.1) million from lower processing volumes; and

•	$(0.3) million from lower disposal volumes related to landfills and transfer stations.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$1.2 million from higher collection volumes; partially offset by

•	$(0.2) million from lower processing volumes; and

•	$(0.7) million from lower disposal volumes related to landfills and transfer stations.
Surcharges and other fees.
The surcharge and other fees change component in quarterly and year-to-date solid waste revenues growth is associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the implementation of the program and higher diesel fuel pricing. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the Complete acquisition in the quarter ended March 31, 2018. It was also impacted by the acquisition of a solid waste collection businesses in June 2017.

Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2018 vs. 2017		Period-to-Period Change for the Six Months Ended June 30, 2018 vs. 2017
	Amount	% of Growth	Amount	% of Growth
Price	$2.7	4.2%	$5.1	4.3%
Volume	1.8	3.0%	8.7	7.3%
Surcharges and other fees	1.2	1.9%	1.9	1.6%
Commodity price and volume	(0.1)	(0.2)%	0.1	0.1%
Acquisitions	1.0	1.5%	1.5	1.3%
Solid waste revenues	$6.6	10.4%	$17.3	14.6%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.8 million from favorable collection pricing; and

•	$0.9 million from favorable disposal pricing related primarily to landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$3.5 million from favorable collection pricing; and

•	$1.6 million from favorable disposal pricing related primarily to landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$1.8 million from higher disposal volumes related to transportation associated with a large contaminated soil project and to a lesser extent transfer stations.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$8.9 million from higher disposal volumes related to transportation, landfills and transfer stations; and

•	$0.1 million from higher processing volumes; partially offset by

•	$(0.3) million from lower collection volumes.
Surcharges and other fees.
The surcharge and other fees change component in quarterly and year-to-date solid waste revenues growth is associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the implementation of the program and higher diesel fuel pricing. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth of $(0.1) million is the result of lower landfill gas-to-energy and processing volumes, partially offset by favorable commodity and energy pricing.
The commodity price and volume change component in year-to-date solid waste revenues growth of $0.1 million is the result of favorable energy pricing, partially offset by lower landfill gas-to-energy and processing volumes.

Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is the result of the acquisition of a tuck-in collection business in the quarter ended March 31, 2018 and three solid waste collection businesses from March 2017 through December 2017.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
Segment	2018	2017		2018	2017
Eastern	$4.3	$(60.3)	$64.6	$2.5	$(60.3)	$62.8
Western	12.0	10.8	1.2	19.2	14.9	4.3
Recycling	(2.2)	1.1	(3.3)	(7.4)	2.6	(10.0)
Other	1.0	1.1	(0.1)	1.7	2.1	(0.4)
Operating income (loss)	$15.1	$(47.3)	$62.4	$16.0	$(40.7)	$56.7
Eastern Region
Operating results increased $64.6 million quarterly and $62.8 million year-to-date. Excluding the impact of the Southbridge Landfill closure charge and the development project charge, our operating performance in the three and six month periods ended June 30, 2018 improved as revenue growth outweighed the following cost changes:
Cost of operations: Cost of operations increased $6.2 million quarterly and $12.9 million year-to-date due to the following:

•	higher hauling and third-party transportation costs associated with higher collection volumes;

•	higher disposal costs associated with the Complete acquisition;

•	higher labor costs associated with acquisitions and higher collection volumes;

•	higher workers compensation costs based on claims activity;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased revenues from fees associated with the Energy and Environmental fee;

•	higher host community fees and landfill operating lease amortization associated with increased landfill volumes at certain landfills;

•	higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the Southbridge Landfill;

•	higher landfill operating costs; and

•	higher fleet and facility maintenance costs.
General and administration: General and administration expense increased $0.7 million quarterly and increased $1.2 million year-to-date due to higher shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $0.6 million quarterly and $1.2 million year-to-date due primarily due to higher landfill amortization expense associated with volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Western Region
Operating income increased $1.2 million quarterly and $4.3 million year-to-date as our operating performance in the three and six months ended June 30, 2018 improved as revenue growth outweighed the following cost changes:
Cost of operations: Cost of operations increased $5.3 million quarterly and $13.0 million year-to-date due to the following:

•	higher hauling and third-party transportation costs associated with a large contaminated soils project resulting in higher third-party costs for processing and transportation of soils;

•	higher disposal costs associated with higher transfer station and transportation volumes and increased third-party disposal pricing;

•	higher labor costs related primarily to higher wages and acquisitions;

•	higher workers compensation costs based on claims activity;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased revenues from fees associated with the Energy and Environmental fee;

•	higher landfill operating lease amortization year-to-date associated primarily with increased landfill volumes;

•	higher landfill operating costs at certain landfills year-to-date, partially mitigated by improved leachate disposal costs;

•	higher host community fees associated with increased volumes at certain landfills; and

•	higher fleet maintenance costs.
General and administration: General and administration expense increased $1.5 million quarterly and $2.7 million year-to-date due to higher bad debt expense and an increase in shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $0.8 million quarterly and $2.2 million year-to-date due to higher landfill amortization expense attributed to higher landfill volumes and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Recycling
Operating results decreased $(3.3) million quarterly and $(10.0) million year-to-date. Excluding the impact of the contract settlement charge, our operating performance in the three and six months ended June 30, 2018 declined due primarily to the decline in revenues and higher operating costs, partially offset by lower purchased material costs, associated with: slower processing speeds and added labor in an effort to meet tighter quality standards and reduce contamination; higher disposal costs as we pulled higher rates of residue out of the stream; and higher third-party transportation costs associated with transporting recycled commodities to new markets.
Other
Operating income decreased $(0.1) million quarterly and $(0.4) million year-to-date based on the following:

•
the impact of intercompany profits in our Organics line-of-business now passing through to landfill disposal sites, combined with declining margins as higher revenues, which were driven by a large new sludge transportation and disposal contract, also resulted in higher third-party transportation and disposal costs as much of these new volumes were directed to third-party sites; partially offset by

•
improved operating performance of our Customer Solutions line-of-business, as increased volumes and lower purchased material costs outweighed higher cost of operations associated with increased hauling and transportation costs.

Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, landfill site and cell closure, as well as acquisitions. We generally meet our liquidity needs from operating cash flows and borrowings from a revolving line of credit facility.
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs (in millions), follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$2.1	$2.0
Restricted assets:
Restricted investment securities - landfill closure	$1.2	$1.2
Long-term debt:
Current portion	$1.8	$4.9
Long-term portion	514.2	492.8
Total long-term debt	$516.0	$497.7
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2018	2017
Net cash provided by operating activities	$48.1	$40.0	$8.1
Net cash used in investing activities	$(57.9)	$(30.0)	$(27.9)
Net cash provided by (used in) financing activities	$9.9	$(9.8)	$19.7
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2018	2017
Net loss	$(2.2)	$(53.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33.4	29.7
Depletion of landfill operating lease obligations	5.0	4.2
Interest accretion on landfill and environmental remediation liabilities	2.9	1.9
Amortization of debt issuance costs and discount on long-term debt	1.3	1.3
Stock-based compensation	4.2	2.9
Gain on sale of property and equipment	(0.4)	(0.1)
Southbridge Landfill non-cash closure charge	1.3	63.5
Non-cash expense from acquisition activities and other items	0.2	—
Development project charge	0.3	—
Loss on debt extinguishment	7.4	0.5
Deferred income taxes	(0.7)	0.3
	52.7	50.3
Changes in assets and liabilities, net	(4.6)	(10.3)
Net cash provided by operating activities	$48.1	$40.0
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due to the following:

•
increased revenues of $25.3 million associated with: higher revenues in our collection line-of-business, our Western region disposal line-of-business, acquisition activity, our Customer Solutions line-of-business, and our Organics line-of-business; and lower commodity revenues in our Recycling line-of-business; partially offset by

•	higher cost of operations of $20.3 million driven by higher third-party direct costs, higher labor costs, and higher direct operational costs; and

•	higher general and administration expense of $4.2 million.
The improved cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was the result of the following:

•	lower cash outflows associated with accounts payable;

•	lower cash outflows associated with prepaid expenses, inventories and other assets; and

•	lower cash outflows associated with cash interest payments running through accrued expenses and other liabilities; partially offset by

•	lower cash inflows associated with accounts receivable.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2018	2017
Acquisitions, net of cash acquired	$(19.4)	$(2.7)
Additions to property, plant and equipment	(35.5)	(24.6)
Payments on landfill operating lease contracts	(3.5)	(3.2)
Proceeds from sale of property and equipment	0.5	0.5
Net cash used in investing activities	$(57.9)	$(30.0)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. We acquired Complete and a tuck-in collection operation in the six months ended June 30, 2018 for total consideration of $19.4 million, including $19.2 million in cash, as compared to the six months ended June 30, 2017, when we acquired two tuck-in collection operations for total consideration of $5.4 million, including $2.7 million in cash.
Capital expenditures. Capital expenditures were $11.0 million higher in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to timing differences and capital expenditures associated with acquisition activities.
Payments on landfill operating lease contracts. Landfill operating lease payments increased $0.3 million in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to the timing of payments related to the landfill located in Chemung, New York.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2018	2017
Proceeds from long-term borrowings	$528.9	$117.0
Principal payments on long-term debt	(513.8)	(126.2)
Payments of debt issuance costs	(5.6)	(1.5)
Proceeds from the exercise of share based awards	0.4	0.9
Net cash provided by (used in) financing activities	$9.9	$(9.8)
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings increased by $411.9 million and our debt payments increased by $387.6 million in the six months ended June 30, 2018. The increase in financing cash flows related to debt activity is associated with increased borrowings related to acquisition activity and to a lesser extent debt issuance costs associated with financing activities.
Payments of debt issuance costs. We made $5.6 million of debt issuance cost payments in the six months ended June 30, 2018 related primarily to the issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) and the refinancing of our Credit Facility as compared to $1.5 million in the six months ended June 30, 2017 related to the repricing of our Term Loan B Facility and the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3.
Outstanding Long-Term Debt
Credit Facility
In the three months ended June 30, 2018, we entered into a credit agreement ("Credit Agreement"), which provides for a $350.0 million aggregate principal amount Term Loan Facility and a $200.0 million Revolving Credit Facility. The net proceeds from this transaction were used to repay in full the amounts outstanding of the $350.0 million aggregate principal amount Term Loan B Facility and the $160.0 million revolving line of credit facility plus accrued and unpaid interest thereon and to pay related transaction expenses.
As of June 30, 2018, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and $33.3 million aggregate principal amount of borrowings under our Revolving Credit Facility. The Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 2.00% per annum, which will be reduced to a rate of LIBOR plus 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2018, further advances were available under the Revolving Credit Facility in the amount of $144.2 million. The available amount is net of outstanding irrevocable letters of credit totaling $22.5 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2018, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended June 30, 2018	Covenant Requirement at June 30, 2018
Maximum consolidated net leverage ratio (1)	3.68	4.75
Minimum interest coverage ratio	6.09	3.00

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $515.9 million as of June 30, 2018, or $516.0 million of consolidated funded debt less $0.1 million of cash and cash equivalents in excess of $2.0 million as of June 30, 2018), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2018. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2018
Net cash provided by operating activities	$115.6
Changes in assets and liabilities, net of effects of acquisitions and divestitures	(1.2)
Gain on sale of property and equipment	0.2
Non-cash expense from acquisition activities and other items	(0.2)
Developmental project charge	(0.3)
Loss on debt extinguishment	(7.4)
Southbridge landfill non-cash closure charge	(1.3)
Stock based compensation	(7.7)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	22.6
Provision for income taxes, net of deferred taxes	(0.7)
Adjustments as allowed by the Credit Agreement	20.5
Consolidated EBITDA	$140.1
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of June 30, 2018, we were in compliance with the covenants contained in the Credit Agreement.
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

Tax-Exempt Financings
New York Bonds. As of June 30, 2018, we had outstanding $25.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and $15.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
FAME Bonds. As of June 30, 2018, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.
As of June 30, 2018, we had outstanding $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”). The FAME Bonds 2015R-1, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2015R-1 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-1 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-1.
In the three months ended June 30, 2018, we completed the issuance of $15.0 million aggregate principal amount of FAME Bonds 2015R-2. As of June 30, 2018, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015R-2. The FAME Bonds 2015R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate. Interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-2 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-2.
Vermont Bonds. In the three months ended June 30, 2018, we completed the remarketing of $16.0 million aggregate principal amount of 4.75% fixed rate Vermont Bonds. As of June 30, 2018, we had outstanding $16.0 million aggregate principal amount Vermont Bonds. The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, were remarketed in April 2018 and accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
New Hampshire Bonds. As of June 30, 2018, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three and six months ended June 30, 2018 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
New Accounting Pronouncements
For a description of the new accounting standards that may affect us, see Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. For a description of the impact of ASU 2014-09, as amended, Revenue from Contracts with Customers (Topic 606), effective January 1, 2018 see Note 3, Revenue Recognition to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. For a description of the impact of ASU 2017-12 Derivatives and Hedging (Topic 815), effective January 1, 2018 see Note 7, Long-Term Debt to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business we are exposed to market risks, including changes in interest rates and certain commodity prices. We have a variety of strategies to mitigate these market risks, including at times using derivative instruments to hedge some portion of these risks.
Interest Rate Volatility
As of June 30, 2018, we are party to seven interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these hedging instruments is $145.0 million and we receive interest based on the 1-month LIBOR index, restricted by a 1.00% floor in certain instances, and pay interest at a weighted average fixed rate of approximately 2.46%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We had interest rate risk relating to approximately $238.3 million of long-term debt at June 30, 2018. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.1% at June 30, 2018. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.6 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Should commodity prices change by $10 per ton, we estimate that our annual operating income margin would change by approximately $1.2 million annually, or $0.3 million quarterly. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 9, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believe the Litigation to be factually inaccurate, and without legal merit, and we and SRD intend to vigorously defend the Litigation. Nevertheless, we believe it is reasonably possible that a loss will occur as a result of the Litigation although an estimate of loss cannot be reasonably provided at this time. We also continue to believe the Town should be responsible for costs or liabilities associated with the Litigation relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities. In December 2017, we filed a Motion to Dismiss the Litigation, and we are awaiting a date to be set by the Massachusetts Court for oral arguments.
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond. The Town has recently advised us that it has solicited and received proposals for the construction of the Waterline as contemplated by the ACO, and that construction of the Waterline will commence shortly.
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

	Six Months Ended June 30,
	2018	2017
Beginning balance	$5.9	$—
Accretion expense	0.1	—
Obligations incurred	—	6.4
Obligations settled (1)	(0.4)	—
Ending balance	$5.6	$6.4

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two storm water detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2018, the Massachusetts Land Court approved a settlement reached between SRD and Charlton resolving all issues associated with the Order. Based on this settlement with Charlton, we will pay a total of $0.9 million in cash, and will provide ancillary services to Charlton over the next five (5) years for a total of cash and services of approximately $1,2 million. This matter is now resolved. We will make payment of the cash portion of this settlement by the end of August 2018. We have recorded a reserve of $1.2 million as of June 30, 2018, which is recorded as part of the Southbridge Landfill closure charge in the six months ended June 30, 2018.

In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. Steadfast filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion. On July 17, 2018, we reached an agreement with Steadfast settling this litigation (the “Settlement”). Pursuant to the Settlement, Steadfast agreed to partially reimburse us for direct costs incurred or to be incurred by us under the ACO, as well as for substantial investigative costs associated with our efforts to ascertain the source of contaminants and other costs related to the Charlton 21E Obligations. Additionally, the Settlement payment is intended to reimburse us for all costs and liabilities arising out of the Litigation. Steadfast’s payment to us will be $10.0 million. The Settlement is subject to the finalization of an agreement detailing the terms of the Settlement, including appropriate releases of Steadfast, and is subject to Court approval.
On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than early 2019. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $2.2 million and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. In this respect, the Town had, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the United States District Court for the District of Massachusetts (the “District Court”) seeking a judgment from the District Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We are vigorously defending the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement. On June 26, 2018, the District Court denied the Town’s request for a preliminary injunction without prejudice.
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

North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above, delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss in the New Hampshire Court. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. We intend to continue to vigorously defend against this litigation, which we believe is without merit.

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2018, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.10
Credit Agreement, dated as of May 14, 2018, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank, N.A., JPMorgan Chase Bank, N.A. and Comerica Bank as joint lead arrangers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella Waste Systems, Inc. as filed on May 15, 2018 (file no. 000-23211)).

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

**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, (iv) Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 3, 2018	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 3, 2018	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)