Form 10-Q
period 2018-09-30
CASELLA WASTE SYSTEMS INC
filed 2018-11-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2018:

Class A common stock, $0.01 par value per share:	41,932,022
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,083	$1,995
Accounts receivable - trade, net of allowance for doubtful accounts of $949 and $809, respectively	81,003	65,953
Refundable income taxes	1,849	522
Prepaid expenses	7,384	8,299
Inventory	6,459	6,534
Other current assets	2,097	1,077
Total current assets	101,875	84,380
Property, plant and equipment, net of accumulated depreciation and amortization of $862,212 and $811,474, respectively	387,246	361,547
Goodwill	151,029	122,605
Intangible assets, net	26,601	8,149
Restricted assets	1,229	1,220
Cost method investments	12,333	12,333
Deferred income taxes	10,024	11,567
Other non-current assets	12,511	13,148
Total assets	$702,848	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$1,980	$4,926
Accounts payable	56,207	47,081
Accrued payroll and related expenses	7,926	12,183
Accrued interest	2,615	2,093
Contract liabilities	2,674	1,823
Current accrued capping, closure and post-closure costs	9,427	3,035
Other accrued liabilities	28,148	17,428
Total current liabilities	108,977	88,569
Long-term debt and capital leases, less current portion	514,707	477,576
Accrued capping, closure and post-closure costs, less current portion	59,094	59,255
Deferred income taxes	2,484	2,305
Other long-term liabilities	22,865	25,106
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 41,932,000 and 41,298,000 shares issued and outstanding, respectively	419	413
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	367,999	356,638
Accumulated deficit	(374,993)	(395,107)
Accumulated other comprehensive income	1,286	184
Total stockholders' deficit	(5,279)	(37,862)
Total liabilities and stockholders' deficit	$702,848	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$172,832	$160,269	$485,936	$448,087
Operating expenses:
Cost of operations	114,118	103,897	331,527	300,961
General and administration	20,545	20,750	62,365	58,388
Depreciation and amortization	18,202	16,591	51,572	46,307
Expense from acquisition activities and other items	581	—	930	—
Southbridge Landfill closure (settlement) charge, net	(9,498)	754	(7,740)	64,868
Contract settlement charge	—	—	2,100	—
Development project charge	—	—	311	—
	143,948	141,992	441,065	470,524
Operating income (loss)	28,884	18,277	44,871	(22,437)
Other expense (income):
Interest income	(53)	(58)	(161)	(180)
Interest expense	6,424	6,268	19,347	19,052
Loss on debt extinguishment	—	—	7,352	517
Other income	(166)	(164)	(597)	(567)
Other expense, net	6,205	6,046	25,941	18,822
Income (loss) before income taxes	22,679	12,231	18,930	(41,259)
Provision (benefit) for income taxes	377	151	(1,166)	561
Net income (loss)	$22,302	$12,080	$20,096	$(41,820)
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	42,779	41,951	42,605	41,783
Basic earnings per common share	$0.52	$0.29	$0.47	$(1.00)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	44,175	43,295	43,938	41,783
Diluted earnings per common share	$0.50	$0.28	$0.46	$(1.00)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$22,302	$12,080	$20,096	$(41,820)
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(147)	(110)	(217)	(304)
Interest rate swap amounts reclassified into interest expense	156	112	247	320
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	863	15	1,503	(263)
Unrealized gain resulting from changes in fair value of marketable securities	—	18	—	64
Other comprehensive income (loss), before tax	872	35	1,533	(183)
Income tax (benefit) provision related to items of other comprehensive income (loss)	235	—	413	—
Other comprehensive income (loss), net of tax	637	35	1,120	(183)
Comprehensive income (loss)	$22,939	$12,115	$21,216	$(42,003)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184
Net income	20,096	—	—	—	—	—	20,096	—
Other comprehensive income	1,120	—	—	—	—	—	—	1,120
Issuances of Class A common stock	743	484	5	—	—	738	—	—
Stock-based compensation	6,366	—	—	—	—	6,366	—	—
Issuance of Class A common stock - acquisition	4,258	150	1	—	—	4,257	—	—
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)
Balance, September 30, 2018	$(5,279)	41,932	$419	988	$10	$367,999	$(374,993)	$1,286
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$20,096	$(41,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,572	46,307
Depletion of landfill operating lease obligations	7,827	6,834
Interest accretion on landfill and environmental remediation liabilities	4,291	3,205
Amortization of debt issuance costs and discount on long-term debt	1,875	2,005
Stock-based compensation	6,366	4,784
Gain on sale of property and equipment	(414)	(43)
Southbridge Landfill non-cash closure charge	1,354	63,526
Southbridge Landfill insurance recovery for investing activities	(3,506)	—
Development project charge	311	—
Non-cash expense from acquisition activities and other items	211	—
Loss on debt extinguishment	7,352	517
Deferred income taxes	79	384
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(12,161)	(3,887)
Accounts payable	8,009	2,046
Prepaid expenses, inventories and other assets	829	(1,722)
Accrued expenses, contract liabilities and other liabilities	(4,174)	(3,036)
Net cash provided by operating activities	89,917	79,100
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(58,176)	(3,563)
Additions to property, plant and equipment	(51,841)	(43,412)
Payments on landfill operating lease contracts	(5,006)	(3,731)
Proceeds from sale of property and equipment	609	657
Proceeds from Southbridge Landfill insurance recovery for investing activities	3,506	—
Proceeds from property insurance settlement	992	—
Net cash used in investing activities	(109,916)	(50,049)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	566,800	146,400
Principal payments on long-term debt	(540,611)	(175,244)
Payments of debt issuance costs	(5,573)	(1,451)
Proceeds from the exercise of share based awards	471	1,003
Net cash provided by (used in) financing activities	21,087	(29,292)
Net increase (decrease) in cash and cash equivalents	1,088	(241)
Cash and cash equivalents, beginning of period	1,995	2,544
Cash and cash equivalents, end of period	$3,083	$2,303
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$16,950	$19,417
Income taxes, net of refunds	$84	$248
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$4,342	$3,564
Contingent consideration from business combinations	$2,924	$—
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2018 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2018 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

The adoption of this guidance resulted in a cumulative-effect adjustment to Accumulated Deficit, recognition of the change in fair value of certain equity investments in net income, and enhanced disclosure. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

We are currently assessing the provisions of this guidance and evaluating the impact the guidance will have on our consolidated financial statements and related disclosures. We have also engaged outside resources to assist in applying and implementing this guidance. We are currently in the process of completing the implementation of a third-party lease accounting software application. The adoption of this ASU is expected to impact the balance sheet through the presentation of a finance lease right-of-use asset and lease liability and the recognition of an operating lease right-of-use asset and lease liability for all operating leases with terms in excess of 12 months. This guidance is effective January 1, 2019 using either a modified retrospective transition approach, or a prospective upon adoption approach, with early adoption permitted. We will adopt this guidance using the prospective upon adoption approach.

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
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,648 and $4,732 in the three and nine months ended September 30, 2018, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. These payments were previously recorded as a cost of operations. We did not record any revenues in the three and nine months ended September 30, 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable - trade, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable - trade, net includes gross receivables from contracts of $79,180 and $66,227 as of September 30, 2018 and December 31, 2017, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $2,674 and $1,823 as of September 30, 2018 and December 31, 2017, respectively, were reclassified out of Other accrued liabilities and presented separately on the face of the Consolidated Balance Sheets. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2017 was recognized as revenue during the three and nine months ended September 30, 2018 when the services were performed.
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

A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:
Three Months Ended September 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$36,392	$44,452	$—	$—	$80,844
Landfill	8,336	18,764	—	—	27,100
Transfer	11,001	7,290	—	—	18,291
Customer solutions	—	—	—	17,195	17,195
Recycling	5	875	10,877	—	11,757
Organics	—	—	—	13,413	13,413
Transportation	—	2,396	—	916	3,312
Landfill gas-to-energy	272	648	—	—	920
Total revenues	$56,006	$74,425	$10,877	$31,524	$172,832

Transferred at a point-in-time	$128	$233	$7,436	$1,138	$8,935
Transferred over time	55,878	74,192	3,441	30,386	163,897
Total revenues	$56,006	$74,425	$10,877	$31,524	$172,832
Nine Months Ended September 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$101,544	$121,804	$—	$—	$223,348
Landfill	22,179	49,504	—	—	71,683
Transfer	29,305	20,907	—	—	50,212
Customer solutions	—	—	—	48,315	48,315
Recycling	—	3,270	30,634	—	33,904
Organics	—	—	—	40,259	40,259
Transportation	—	11,779	—	2,421	14,200
Landfill gas-to-energy	1,071	2,944	—	—	4,015
Total Revenues	$154,099	$210,208	$30,634	$90,995	$485,936

Transferred at a point-in-time	$500	$847	$20,311	$3,219	$24,877
Transferred over time	153,599	209,361	10,323	87,776	461,059
Total revenues	$154,099	$210,208	$30,634	$90,995	$485,936
4.    BUSINESS COMBINATIONS
In the months of October and November 2018, we acquired three solid waste collection businesses in our Western region and one solid waste collection and transfer business in our Eastern region. Total consideration for these acquisitions was approximately $24,000, subject to purchase price adjustments and holdbacks.
We acquired one solid waste collection, transfer and processing business in our Eastern region, Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), which provides residential and roll-off collection services, operates a construction and demolition processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities during the nine months ended September 30, 2018. We also acquired three solid waste collection businesses, including a solid waste transfer station, in our Western region during the nine months ended September 30, 2018. In the nine months ended September 30, 2017, we acquired one solid waste collection business in our Eastern region and two solid waste collection businesses in our Western region. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to the Complete acquisition, are expected to be deductible for tax purposes.
A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Nine Months Ended September 30,
	2018	2017
Purchase Price:
Cash paid for acquisitions	$57,824	$3,383
Notes payable	—	2,400
Common stock	4,258	—
Other non-cash consideration	—	101
Contingent consideration and holdbacks	4,996	376
Total	67,078	6,260
Allocated as follows:
Current assets	2,968	—
Building	7,539	—
Equipment	11,520	2,452
Intangible assets	20,300	1,670
Other liabilities, net	(2,443)	(49)
Deferred tax liability	(1,230)	—
Fair value of assets acquired and liabilities assumed	38,654	4,073
Excess purchase price allocated to goodwill	$28,424	$2,187
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$176,848	$171,390	$502,399	$483,480
Operating income (loss)	$29,182	$19,001	$46,083	$(20,216)
Net income (loss)	$22,464	$12,486	$20,755	$(40,579)

Basic weighted average common shares outstanding	42,779	41,951	42,605	41,783
Basic earnings per share attributable to common stockholders	$0.53	$0.30	$0.49	$(0.97)
Diluted weighted average shares outstanding	44,175	43,295	43,938	41,783
Diluted earnings per share attributable to common stockholders	$0.51	$0.29	$0.47	$(0.97)
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

5.	GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment follows:

	December 31, 2017	Acquisitions	September 30, 2018
Eastern region (1)	$19,192	$5,601	$24,793
Western region	89,369	22,823	112,192
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$122,605	$28,424	$151,029

(1)	The acquisitions amount includes a $1,230 goodwill adjustment for the tax treatment associated with the Complete acquisition. See Note 13, Income Taxes for additional disclosure.
A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, September 30, 2018
Intangible assets	$19,192	$37,287	$56,479
Less accumulated amortization	(17,371)	(12,507)	(29,878)
	$1,821	$24,780	$26,601

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2017
Intangible assets	$18,092	$18,087	$36,179
Less accumulated amortization	(16,851)	(11,179)	(28,030)
	$1,241	$6,908	$8,149
Intangible amortization expense was $714 and $1,848 during the three and nine months ended September 30, 2018, respectively, as compared to $526 and $1,518 during the three and nine months ended September 30, 2017, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2017 and thereafter follows:

Estimated Future Amortization Expense as of September 30, 2018
Fiscal year ending December 31, 2018	$1,280
Fiscal year ending December 31, 2019	$4,492
Fiscal year ending December 31, 2020	$3,849
Fiscal year ending December 31, 2021	$2,875
Fiscal year ending December 31, 2022	$2,366
Thereafter	$11,739

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$62,290	$44,207
Obligations incurred	2,874	2,187
Revision in estimates (1)	1,492	9,598
Accretion expense	4,175	3,164
Obligations settled (2)	(2,310)	(586)
Ending balance	$68,521	$58,570

(1)
Relates to changes in estimates and assumptions associated with anticipated costs of future final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges for additional disclosure.

(2)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
7.    LONG-TERM DEBT
A summary of long-term debt and capital leases by debt instrument follows:

	September 30, 2018	December 31, 2017
Senior Secured Credit Facility:
Revolving Credit Facility due May 2023; bearing interest at LIBOR plus 2.00%	$44,800	$—
Refinanced Revolving Credit Facility due October 2021; bore interest at LIBOR plus 2.75%	—	36,000
Term Loan Facility due May 2023; bearing interest at LIBOR plus 2.00%	350,000	—
Term Loan B Facility due October 2023; bore interest at LIBOR plus 2.50%	—	346,500
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Other:
Capital leases maturing through December 2107; bearing interest at a weighted average of 5.37%	8,934	5,595
Notes payable maturing through June 2027; bearing interest at a weighted average of 2.97%	2,477	2,585
Principal amount of long-term debt and capital leases	528,211	497,680
Less—unamortized discount and debt issuance costs (1)	11,524	15,178
Long-term debt and capital leases less unamortized discount and debt issuance costs	516,687	482,502
Less—current maturities of long-term debt	1,980	4,926
	$514,707	$477,576

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	September 30, 2018	December 31, 2017
Refinanced Revolving Credit Facility	$—	$3,938
Credit Facility	7,528	—
Term Loan B Facility (including unamortized discount of $0 and $1,482)	—	7,392
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014	894	1,034
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	465	511
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	539	603
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1	639	691
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2	511	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	608	573
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013	340	436
	$11,524	$15,178
Financing Activities
Credit Facility
In the quarter ended June 30, 2018, we entered into a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount term loan A facility ("Term Loan Facility") and a $200,000 revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility"). The net proceeds from this transaction were used to repay in full the amounts outstanding of the $350,000 aggregate principal amount term loan B facility ("Term Loan B Facility") and the $160,000 revolving line of credit facility ("Refinanced Revolving Credit Facility") plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 2.00% per annum, which will be reduced to a rate of LIBOR plus 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2018, further advances were available under the Credit Facility in the amount of $132,679. The available amount is net of outstanding irrevocable letters of credit totaling $22,521, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2018, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
In the quarter ended June 30, 2018, we completed the issuance of $15,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”). The FAME Bonds 2015R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate. Interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-2 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-2.

In the quarter ended June 30, 2018, we completed the remarketing of $16,000 aggregate principal amount of 4.75% fixed rate Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
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
Loss on Debt Extinguishment
We recorded losses on debt extinguishment of $0 and $7,352 during the three and nine months ended September 30, 2018, respectively, as compared to $0 and $517 during the three and nine months ended September 30, 2017, respectively, associated with the following:

•	the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our Credit Facility in the quarter ended June 30, 2018;

•	the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds in the quarter ended June 30, 2018;

•	the write-off of debt issuance costs in connection with the amendment and repricing of our Term Loan B Facility in the quarter ended June 30, 2017; and

•	the write-off of debt issuance costs in connection with the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 in the quarter ended March 31, 2017.
Cash Flow Hedges
In the quarter ended June 30, 2018, we early adopted ASU 2017-12: Derivatives and Hedging (Topic 815) using a modified retrospective approach effective April 1, 2018 with an initial application date of January 1, 2018 with no adjustment to Accumulated Deficit. Under the new guidance, for highly effective hedging relationships the entire change in fair value of the hedging instruments, both the effective and ineffective portion, is recorded in equity as a component of accumulated other comprehensive income (loss), net of tax until the hedged item effects earnings.
As of April 1, 2018, we had in place three interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. According to the interest rate derivative agreements, we receive interest based on the 1-month LIBOR index with a 1.00% LIBOR floor and pay interest based on fixed rates. The refinancing of the Credit Facility resulted in changes to the critical terms of the hedged item in these hedging relationships. As a result, we dedesignated the original hedging relationship between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan B Facility and then subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment using a regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net gain of $1,383 associated with the interest rate derivative agreements in accumulated other comprehensive income was not reclassified into earnings. Instead, this gain will continue to be reclassified from accumulated other comprehensive income into interest expense as the interest payments affect earnings.
Additionally, in the nine months ended September 30, 2018, we entered into six additional interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. Given that the critical terms of these interest rate derivative agreements match those of the underlying long-term debt being hedged, we determined qualitatively that the hedging relationships were highly effective.

The total notional amount of all of our interest rate derivative agreements is $190,000 and according to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as effective cash flow hedges.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps	Other current assets	$350	$—
Interest rate swaps	Other non-current assets	1,809	401
Total		$2,159	$401

Interest rate swaps	Other accrued liabilities	$326	$123
Interest rate swaps	Other long-term liabilities	—	—
Total		$326	$123

Interest rate swaps	Accumulated other comprehensive income	$1,811	$278
Interest rate swaps - tax provision	Accumulated other comprehensive income	$(525)	$(112)
		$1,286	$166
A summary of the amount of gain or (loss) on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive income into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statement of Operations Location	(Expense) Income		(Expense) Income
Interest expense	$(156)	$(112)	$(247)	$(320)
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
In December 2017, we filed a Motion to Dismiss the Litigation, and on October 1, 2018, the Massachusetts Court granted our Motion to Dismiss, and accordingly, dismissed the Citizen Groups claims under the Acts. The Massachusetts Court has retained jurisdiction of the Residents claims.

We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond. The Town has recently advised us that it has solicited and received proposals for the construction of the Waterline as contemplated by the ACO, and that construction of the Waterline has commenced.
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

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$5,936	$—
Accretion expense	116	41
Obligations incurred	—	6,379
Obligations settled (1)	(612)	(241)
Ending balance	$5,440	$6,179

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two storm water detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2018, the Massachusetts Land Court approved a settlement reached between SRD and Charlton resolving all issues associated with the Order. Based on this settlement with Charlton, we paid a total of $850 in cash, and will provide ancillary services to Charlton over the next five (5) years for a total of cash and services of approximately $1,200. This matter is now resolved. We have a remaining reserve of $366 as of September 30, 2018. This settlement is recorded as part of the Southbridge Landfill closure (settlement) charge, net in the nine months ended September 30, 2018. See Note 11, Other Items and Charges for additional disclosure.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. Steadfast filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion. On July 17, 2018, we reached an agreement with Steadfast settling this litigation (the “Settlement”). Pursuant to the Settlement, Steadfast agreed to partially reimburse us for direct costs incurred or to be incurred by us under the ACO, as well as for substantial investigative costs associated with our efforts to ascertain the source of contaminants and other costs related to the Charlton 21E Obligations. Additionally, the Settlement payment is intended to reimburse us for all costs and liabilities arising out of the Litigation. Steadfast agreed to pay us $10,000, and we received the Settlement funds in the three months ended September 30, 2018. The recovery of funds is recorded as part of the Southbridge Landfill closure (settlement) charge, net in the nine months ended September 30, 2018. See Note 11, Other Items and Charges for additional disclosure.

On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than early 2019. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $2,199 and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. In this respect, the Town had, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the Massachusetts Court seeking a judgment from the Massachusetts Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We vigorously defended the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement. On June 26, 2018, the Massachusetts Court denied the Town’s request for a preliminary injunction without prejudice. Subsequently, the Town filed a successor litigation to the Town Equity Litigation (the “Current Litigation”), again seeking equitable and legal relief. We are vigorously contesting the Current Litigation. Trial is now scheduled for November 27, 2018.
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

A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$5,758	$5,866
Obligations settled (1)	(98)	(21)
Ending balance	$5,660	$5,845

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above, delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. We intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.

9.	STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2018, there were 1,615 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	727	$5.82
Granted	—	$—
Exercised	(98)	$4.80
Forfeited	—	$—
Outstanding, September 30, 2018	629	$5.98	5.7	$15,765
Exercisable, September 30, 2018	429	$4.81	4.9	$11,253
Unvested, September 30, 2018	240	$9.16	7.5	$5,256

(1)
Market-based performance stock options are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 40 shares of Class A common stock currently included in unvested.

Stock-based compensation expense for stock options was $127 and $377 during the three and nine months ended September 30, 2018, respectively, as compared to $158 and $505 during the three and nine months ended September 30, 2017, respectively.
During the three and nine months ended September 30, 2018, the aggregate intrinsic value of stock options exercised was $361 and $1,916, respectively.
As of September 30, 2018, total unrecognized stock-based compensation expense related to outstanding stock options, including market-based performance stock options assuming the attainment of maximum performance targets, was $96, which will be recognized over a weighted average period of 0.1 years.
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

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,091	$9.81
Granted	228	$24.87
Class A Common Stock Vested	(378)	$6.91
Forfeited	(1)	$19.28
Outstanding, September 30, 2018	940	$14.62	1.1	$15,452
Unvested, September 30, 2018	1,390	$14.79	1.1	$22,614

(1)
Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 450 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $2,007 and $5,883 during the three and nine months ended September 30, 2018, respectively, as compared to $1,684 and $4,183 during the three and nine months ended September 30, 2017, respectively.
During the three and nine months ended September 30, 2018, the total fair value of other stock awards vested was $207 and $9,826, respectively.
As of September 30, 2018, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $3,680, which will be recognized over a weighted average period of 1.3 years. As of September 30, 2018, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $5,766 to be recognized over a weighted average period of 1.0 years.
The weighted average fair value of market-based performance stock units granted during the nine months ended September 30, 2018 was $26.02 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 2.39% and an expected volatility of 32.70% assuming no expected dividend yield. The risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $34 and $106 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2018, respectively, as compared to $31 and $96 during the three and nine months ended September 30, 2017, respectively.

Accumulated Other Comprehensive Income
A summary of the changes in the balances of each component of accumulated other comprehensive income, net of tax follows:

	Marketable Securities	Interest Rate Swaps
Balance, December 31, 2017	$18	$166
Cumulative effect of new accounting principle	(18)	—
Other comprehensive income before reclassifications	—	1,286
Amounts reclassified from accumulated other comprehensive income	—	247
Income tax expense related to items of other comprehensive income	—	(413)
Net current-period other comprehensive income	—	1,120
Balance, September 30, 2018	$—	$1,286
A summary of reclassifications out of accumulated other comprehensive income, net of tax follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$156	$112	$247	$320	Interest expense
	156	112	247	320	Income (loss) before income taxes
	—	—	—	—	Provision (benefit) for income taxes
	$156	$112	$247	$320	Net income (loss)

10.	EARNINGS PER SHARE
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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$22,302	$12,080	$20,096	$(41,820)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	41,932	41,055	41,932	41,055
Class B common stock	988	988	988	988
Unvested restricted stock	(32)	(82)	(32)	(82)
Effect of weighted average shares outstanding	(109)	(10)	(283)	(178)
Basic weighted average common shares outstanding	42,779	41,951	42,605	41,783
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	1,396	1,344	1,333	—
Diluted weighted average common shares outstanding	44,175	43,295	43,938	41,783
Anti-dilutive potentially issuable shares	—	—	2	2,560
11.    Other Items and Charges
Expense from Acquisition Activities and Other Items
In the three and nine months ended September 30, 2018, we recorded charges of $0 and $211, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $581 and $719, respectively, associated with acquisition activities.
Contract Settlement Charge
In the three and nine months ended September 30, 2018, we recorded contract settlement charges of $0 and $2,100, respectively, associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Southbridge Landfill Closure (Settlement) Charge, Net
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill as disclosed in Note 8, Commitments and Contingencies. Accordingly, in the three and nine months ended September 30, 2018 and 2017, we recorded charges associated with the closure of the Southbridge Landfill as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset impairment charge (1)	$—	$—	$—	$47,999
Project development charge (2)	—	—	—	9,149
Environmental remediation charge (3)	—	—	—	6,379
Charlton settlement charge (4)	—	—	1,216	—
Legal and transaction costs (5)	502	754	1,044	1,341
Recovery on insurance settlement (6)	(10,000)	—	(10,000)	—
Southbridge Landfill closure (settlement) charge, net	$(9,498)	$754	$(7,740)	$64,868

(1)
We performed a test of recoverability under FASB ASC 360, which indicated that the carrying value of our asset group that includes the Southbridge Landfill was no longer recoverable and, as a result, the asset group was assessed for impairment with an impairment charge allocated to the long-lived assets of the Southbridge Landfill in accordance with FASB ASC 360.

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the future installation of a municipal waterline.

(4)	We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 8, Commitments and Contingencies for additional disclosure.

(5)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 8, Commitments and Contingencies for additional disclosure.

(6)	We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure. See Note 8, Commitments and Contingencies for additional disclosure.
Development Project Charge
In the three and nine months ended September 30, 2018, we recorded development project charges of $0 and $311, respectively, associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the NCES landfill.

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$2,159	$—
Restricted investment securities - landfill closure	1,229	—	—
Total	$1,229	$2,159	$—
Liabilities:
Interest rate swaps	$—	$326	$—

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,220	$—	$—
Interest rate swaps	—	401
Total	$1,220	$401	$—
Liabilities:
Interest rate swaps	$—	$123	$—
Fair Value of Debt
As of September 30, 2018, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1(“FAME Bonds 2015R-1”), FAME Bonds 2015R-2, Vermont Bonds, New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”), New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) and Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”) was approximately $122,347 and the carrying value was $122,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2014R-2 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2018, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $44,800. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
During the nine months ended September 30, 2018, we recognized a $(1,230) deferred tax benefit due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $1,230 deferred tax liability recorded through goodwill related to the Complete acquisition. The $1,230 deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The valuation allowance was reduced by $(1,635) in the quarter ended March 31, 2018, with the offsetting increase in the Complete goodwill, based on initial estimates of the Complete temporary differences. The valuation allowance was increased by $406 in the three months ended September 30, 2018, with an offsetting decrease in the Complete goodwill, based on the availability of better estimates of the Complete temporary differences upon the filing of the prior year returns by Complete’s sellers in the three months ended September 30, 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax has been repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $101,200 in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2018 and future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ended December 31, 2017, we revalued our deferred tax assets and liabilities for changes under the Act including (a) revaluing our federal net deferred taxes assets before valuation allowance using the 21% tax rate; (b) revaluing our federal valuation allowance using the 21% tax rate; and (c) recognizing a federal deferred tax benefit for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
The benefit for income taxes for the three and nine months ended September 30, 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3,804 minimum tax credit carryforwards of which we anticipate $1,902 is refundable for 2018. Current income tax benefits of $475 and $1,426 in the three and nine months ended September 30, 2018, respectively, offset by $475 and $1,426 deferred tax provisions in the three and nine months ended September 30, 2018, respectively, were recognized for a portion of the minimum tax credit carryforward refundable for 2018.

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
Three Months Ended September 30, 2018

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$56,006	$14,557	$7,267	$15,370	$180,896
Western	74,425	20,578	8,844	14,144	402,931
Recycling	10,877	1,773	1,131	(481)	48,995
Other	31,524	455	960	(149)	70,026
Eliminations	—	(37,363)	—	—	—
Total	$172,832	$—	$18,202	$28,884	$702,848
Three Months Ended September 30, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$49,066	$14,296	$6,122	$5,897	$155,726
Western	67,992	19,183	8,572	11,579	335,373
Recycling	16,360	(292)	1,044	638	49,471
Other	26,851	531	853	163	51,850
Eliminations	—	(33,718)	—	—	—
Total	$160,269	$—	$16,591	$18,277	$592,420

Nine Months Ended September 30, 2018

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$154,099	$40,432	$20,276	$17,824	$180,896
Western	210,208	59,898	25,226	33,325	402,931
Recycling	30,634	4,697	3,228	(7,898)	48,995
Other	90,995	1,374	2,842	1,620	70,026
Eliminations	—	(106,401)	—	—	—
Total	$485,936	$—	$51,572	$44,871	$702,848
Nine Months Ended September 30, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$134,326	$37,020	$17,949	$(54,407)	$155,726
Western	186,507	53,590	22,762	26,438	335,373
Recycling	49,206	(781)	3,066	3,285	49,471
Other	78,048	1,516	2,530	2,247	51,850
Eliminations	—	(91,345)	—	—	—
Total	$448,087	$—	$46,307	$(22,437)	$592,420
A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collection	$79,611	$70,040	$220,650	$196,185
Disposal	48,737	44,881	136,217	118,334
Power generation	920	1,215	4,014	4,121
Processing	2,079	2,499	5,847	6,296
Solid waste operations	131,347	118,635	366,728	324,936
Organics	13,413	9,662	40,259	29,881
Customer solutions	17,195	15,612	48,315	44,064
Recycling	10,877	16,360	30,634	49,206
Total revenues	$172,832	$160,269	$485,936	$448,087

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of October 15, 2018, we owned and/or operated 33 solid waste collection operations, 48 transfer stations, 18 recycling facilities, nine Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2018		2017			2018		2017
Collection	$79.6	46.1%	$70.0	43.7%	$9.6	$220.7	45.4%	$196.2	43.8%	$24.5
Disposal	48.7	28.2%	44.9	28.0%	3.8	136.2	28.0%	118.3	26.4%	17.9
Power	0.9	0.5%	1.2	0.8%	(0.3)	4.0	0.8%	4.1	0.9%	(0.1)
Processing	2.1	1.2%	2.5	1.5%	(0.4)	5.8	1.3%	6.3	1.4%	(0.5)
Solid waste	131.3	76.0%	118.6	74.0%	12.7	366.7	75.5%	324.9	72.5%	41.8
Organics	13.4	7.8%	9.7	6.1%	3.7	40.3	8.3%	29.9	6.7%	10.4
Customer solutions	17.2	9.9%	15.6	9.7%	1.6	48.3	9.9%	44.1	9.8%	4.2
Recycling	10.9	6.3%	16.4	10.2%	(5.5)	30.6	6.3%	49.2	11.0%	(18.6)
Total revenues	$172.8	100.0%	$160.3	100.0%	$12.5	$485.9	100.0%	$448.1	100.0%	$37.8

A summary of the period-to-period changes in solid waste revenues (dollars in millions and as a percentage of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2018 vs. 2017		Period-to-Period Change for the Nine Months Ended September 30, 2018 vs. 2017
	Amount	% of Growth	Amount	% of Growth
Price	$5.6	4.8%	$14.5	4.5%
Volume	(1.2)	(1.0)%	6.6	2.1%
Surcharges and other fees	2.4	2.0%	5.7	1.7%
Commodity price and volume	(0.6)	(0.5)%	(0.4)	(0.1)%
Acquisitions	6.5	5.4%	15.4	4.7%
Solid waste revenues	$12.7	10.7%	$41.8	12.9%
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$4.0 million from favorable collection pricing; and

•	$1.6 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$10.1 million from favorable collection pricing; and

•	$4.4 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$(0.8) million from lower disposal volumes (of which $(0.9) million relates to lower transfer station volumes associated primarily with the temporary interruption of business due to a fire at one of our transfer stations, $(0.8) million relates to lower transportation volumes and $0.9 million relates to higher landfill volumes);

•	$(0.3) million from lower collection volumes; and

•	$(0.1) million from lower processing volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$6.2 million from higher disposal volumes (of which $3.4 million relates to higher transportation volumes associated with a large contaminated soil project in the first and second quarters, $2.9 million relates to higher landfill volumes and $(0.1) million relates to lower transfer station volumes associated primarily with the temporary interruption of business due to a fire at one of our transfer stations in the quarter, which more than offset higher volumes in the first and second quarters); and

•	$0.6 million from higher collection volumes; partially offset by

•	$(0.2) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly and year-to-date solid waste revenues growth is the result of the following:

•
$2.4 million and $5.7 million associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee, respectively, that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to higher diesel fuel pricing. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.7) million from unfavorable energy pricing and, to a lesser extent, unfavorable commodity pricing; partially offset by

•	$0.1 million from higher commodity volumes due to higher landfill gas-to-energy volumes more than offsetting lower commodity processing volumes.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$(0.4) million from lower commodity processing volumes and, to a lesser extent, lower landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the acquisition of a solid waste collection, transfer and processing business in our Eastern region, Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), in the quarter ended March 31, 2018, and the acquisition of two solid waste collection businesses, including a transfer station in our Western region, in the three months ended September 30, 2018. It is also impacted by the acquisition of a tuck-in collection business in the quarter ended March 31, 2018 and four solid waste collection businesses from March 2017 through December 2017.
Organics revenues
Quarterly organics revenues increased $3.7 million as a result of higher commodity volumes, primarily driven by a new sludge transportation and disposal contract.
Year-to-date organics revenues increased $10.4 million as a result of higher commodity volumes, primarily driven by a new sludge transportation and disposal contract, and higher commodity pricing in the quarter ended June 30, 2018.
Customer Solutions revenues
Quarterly and year-to-date customer solutions revenues increased $1.6 million and $4.2 million, respectively, as the result of higher volumes.
Recycling revenues
Quarterly recycling revenues decreased as a result of the following:

•	$(6.7) million from unfavorable commodity pricing in the marketplace; and

•	$(2.3) million from lower commodity volumes; partially offset by

•	$3.5 million from higher tipping fees.
Year-to-date recycling revenues decreased as a result of the following:

•	$(21.2) million from unfavorable commodity pricing in the marketplace;

•	$(6.6) million from lower commodity volumes; partially offset by

•	$9.2 million from higher tipping fees.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2018		2017			2018		2017
Cost of operations	$114.1	66.0%	$103.9	64.8%	$10.2	$331.5	68.2%	$301.0	67.2%	$30.5
General and administration	$20.5	11.9%	$20.8	12.9%	$(0.3)	$62.4	12.8%	$58.4	13.0%	$4.0
Depreciation and amortization	$18.2	10.5%	$16.6	10.4%	$1.6	$51.6	10.6%	$46.3	10.3%	$5.3
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
The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $3.5 million quarterly and $12.2 million year-to-date due to the following:

•
higher hauling and third-party transportation costs associated with: higher quarterly collection volumes related to acquisition activity in the Western region; a large contaminated soil project in the Western region resulting in higher third-party costs for processing and transportation of soils in the first and second quarters; higher collection volumes related to organic growth and acquisition activity in the Eastern region; higher brokerage volumes in our Customer Solutions line-of-business with high pass through direct costs; and higher volumes being directed to third-party sites driven by a large new sludge transportation and disposal contract in our Organics line-of-business; and

•
higher disposal costs associated with: higher year-to-date transportation volumes; increased third-party disposal pricing in the Western region; the Complete acquisition in the Eastern region; the reduction of contamination in the Recycling segment resulting in higher residual waste volumes; and the use of alternative third-party disposal sites in our Organics line-of-business; partially offset by

•	lower purchased material costs in our Recycling and Customer Solutions lines-of-business.
Labor and related benefit costs increased $1.5 million quarterly and $5.9 million year-to-date due to the following:

•	higher labor costs related primarily to acquisition activity and higher collection volumes in the Eastern region;

•	higher labor costs related primarily to acquisition activity and higher wages in the Western region;

•
higher labor costs year-to-date as we slowed processing lines and added labor in an effort to improve product quality and reduce contamination in finished products in our Recycling line-of-business; and

•	higher workers compensation insurance costs year-to-date based on claims activity.
Direct operational costs increased $2.7 million quarterly and $6.1 million year-to-date due to the following:

•	higher host community fees associated with increased volumes at certain landfills in the Eastern and Western regions;

•
higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in the Eastern region;

•	higher landfill operating lease amortization associated primarily with increased landfill volumes at certain landfills in the Eastern and Western regions;

•	higher landfill operating costs at certain landfills in the Eastern and Western regions; and

•	higher supplies and consumables cost in our Organics and Recycling lines-of-business.
Fuel costs increased $0.8 million quarterly and $2.4 million year-to-date due to the higher diesel fuel pricing in the marketplace combined with higher volumes primarily associated with acquisition activity. The impact of higher fuel costs in the periods was almost completely offset through higher revenues from fees associated with the Energy component of the Energy and Environmental fee.
Maintenance and repair costs increased $1.6 million quarterly and $4.1 million year-to-date due primarily to higher fleet and facility maintenance costs due to acquisition activity and new business growth.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expense can be primarily attributed to the following:
Labor and related benefit costs decreased $(0.9) million quarterly and increased $1.5 million year-to-date primarily due to lower accrued incentive compensation, being more than offset on a year-to-date basis by higher wages, increased costs on changes in our organizational structure, and higher equity compensation expense associated with stock unit grants that vest based on estimated future operational performance.
Professional fees increased $0.5 million quarterly due to higher legal fees associated with various legal proceedings, as discussed in Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, and $1.2 million year-to-date due to higher consulting, accounting and audit fees associated with the implementation of an enterprise resource planning and accounting software solution and the adoption of new accounting guidance.
Bad debt expense increased $0.3 million quarterly and $1.1 million year-to-date due primarily to the impact of revenue growth, a large recovery in the prior year and several customer bankruptcies.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2018		2017			2018		2017
Depreciation	$8.6	5.0%	$8.0	5.0%	$0.6	$25.4	5.2%	$24.1	5.4%	$1.3
Landfill amortization	8.9	5.2%	8.1	5.0%	0.8	24.4	5.0%	20.6	4.6%	3.8
Other amortization	0.7	0.4%	0.5	0.3%	0.2	1.8	0.4%	1.6	0.4%	0.2
	$18.2	10.6%	$16.6	10.3%	$1.6	$51.6	10.6%	$46.3	10.4%	$5.3
The period-to-period changes in depreciation and amortization expense can be primarily attributed to acquisition activity and higher landfill volumes at certain landfills in the Eastern and Western regions, combined with an increase in our average overall amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills.
Expense from Acquisition Activities and Other Items
In the three and nine months ended September 30, 2018, we recorded charges of $0.0 million and $0.2 million, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $0.6 million and $0.7 million, respectively, associated with acquisition activities.
Contract Settlement Charge

In the three and nine months ended September 30, 2018, we recorded contract settlement charges of $0.0 million and $2.1 million, respectively, associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill in the Eastern region as discussed in Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, we recorded charges associated with the closure of the Southbridge Landfill as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Asset impairment charge (1)	$—	$—	$—	$48.0
Project development charge (2)	—	—	—	9.2
Environmental remediation charge (3)	—	—	—	6.4
Charlton settlement charge (4)	—	—	1.2	—
Legal and transaction costs (5)	0.5	0.8	1.0	1.3
Recovery on insurance settlement (6)	(10.0)	—	(10.0)	—
Southbridge Landfill closure (settlement) charge, net	$(9.5)	$0.8	$(7.8)	$64.9

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

(6)
We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure. See Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

Development Project Charge
In the three and nine months ended September 30, 2018, we recorded a development project charge of $0.0 million and $0.3 million, respectively, associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to our North Country Environmental Services landfill in the Eastern region.
Other Expenses
Loss on Debt Extinguishment
We recorded losses on debt extinguishment of $0.0 million and $7.4 million during the three and nine months ended September 30, 2018, respectively, as compared to $0.0 million and $0.5 million during the three and nine months ended September 30, 2017, respectively, associated with the following:

•
the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our term loan facility ("Term Loan Facility") and revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility") in the quarter ended June 30, 2018;

•
the write-off of debt issuance costs in connection with the remarketing of our Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2013 ("Vermont Bonds") in the quarter ended June 30, 2018;

•	the write-off of debt issuance costs in connection with the amendment and repricing of our term loan B facility ("Term Loan B Facility") in the quarter ended June 30, 2017; and

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

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes increased $0.2 million and decreased $1.8 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in the prior year. During the nine months ended September 30, 2018, we recognized a $(1.2) million deferred tax benefit due to a reduction of the valuation allowance, including a $(1.6) million deferred tax benefit in the quarter ended March 31, 2018 and a $0.4 million deferred tax expense in the quarter ended September 30, 2018. The valuation allowance decreased based upon the recognition of additional reversing temporary differences related to the $1.2 million deferred tax liability recorded through goodwill related to the Complete acquisition. The $1.2 million deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax basis. The $(1.6) million deferred tax benefit recognized in the quarter ended March 31, 2018 was based on initial estimates of the Complete temporary differences and was adjusted by $0.4 million in the three months ended September 30, 2018 based on the availability of better estimates of the Complete temporary differences upon the filing of the prior year returns by Complete’s sellers in the three months ended September 30, 2018.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax has been repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $101.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2018 and future tax years. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ended December 31, 2017, we revalued our deferred tax assets and liabilities for changes under the Act including (a) revaluing our federal net deferred taxes assets before valuation allowance using the 21% tax rate; (b) revaluing our federal valuation allowance using the 21% tax rate; and (c) recognizing a federal deferred tax benefit for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
The benefit for income taxes for the three and nine months ended September 30, 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3.8 million minimum tax credit carryforwards of which we anticipate $1.9 million is refundable for 2018. Current income tax benefits of $0.5 million and $1.4 million in the three and nine months ended September 30, 2018, respectively, offset by $0.5 million and $1.4 million deferred tax provisions in the three and nine months ended September 30, 2018, respectively, were recognized for a portion of the minimum tax credit carryforward refundable for 2018.
The provision for income taxes for the nine months ended September 30, 2017 includes $0.4 million of deferred tax provision primarily due to an increase in the deferred tax liability for indefinite lived assets, offset by a benefit for additional minimum tax credit carryforward with no expiration and no valuation allowance. Since we cannot determine when the deferred tax liability related to indefinite lived assets will reverse, applying provisions prior to the Act, none of the deferred tax provision related to indefinite lived assets could be used as a future source of taxable income against which to benefit deferred tax assets.

Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2018	2017		2018	2017
Eastern	$56.0	$49.1	$6.9	$154.1	$134.3	$19.8
Western	74.4	68.0	6.4	210.2	186.5	23.7
Recycling	10.9	16.4	(5.5)	30.6	49.2	(18.6)
Other	31.5	26.8	4.7	91.0	78.1	12.9
Total revenues	$172.8	$160.3	$12.5	$485.9	$448.1	$37.8
Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2018 vs. 2017		Period-to-Period Change for the Nine Months Ended September 30, 2018 vs. 2017
	Amount	% of Growth	Amount	% of Growth
Price	$2.3	4.7%	$6.0	4.5%
Volume	(0.1)	(0.2)%	0.3	0.1%
Surcharges and other fees	1.0	2.0%	2.3	1.7%
Commodity price and volume	—	—%	0.1	0.1%
Acquisitions	3.7	7.6%	11.1	8.3%
Solid waste revenues	$6.9	14.1%	$19.8	14.7%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.7 million from favorable collection pricing; and

•	$0.6 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$4.4 million from favorable collection pricing; and

•	$1.6 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.2) million from lower disposal volumes related to transfer stations, partially mitigated by higher volumes related to landfills; and

•	$(0.1) million from lower processing volumes; partially offset by

•	$0.2 million from higher collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$1.5 million from higher collection volumes; partially offset by

•	$(0.3) million from lower processing volumes; and

•	$(0.9) million from lower disposal volumes related to landfills and transfer stations.

Surcharges and other fees.
The surcharge and other fees change component in quarterly and year-to-date solid waste revenues growth of $1.0 million and $2.3 million is associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the Complete acquisition in the quarter ended March 31, 2018. It was also impacted by the acquisition of a solid waste collection business in June 2017.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2018 vs. 2017		Period-to-Period Change for the Nine Months Ended September 30, 2018 vs. 2017
	Amount	% of Growth	Amount	% of Growth
Price	$3.3	4.8%	$8.3	4.5%
Volume	(0.5)	(0.5)%	8.1	4.3%
Surcharges and other fees	1.5	2.1%	3.4	1.8%
Commodity price and volume	(0.6)	(0.9)%	(0.4)	(0.2)%
Acquisitions	2.7	4.0%	4.3	2.3%
Solid waste revenues	$6.4	9.5%	$23.7	12.7%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$2.3 million from favorable collection pricing; and

•	$1.0 million from favorable disposal pricing related to landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$5.7 million from favorable collection pricing; and

•	$2.6 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.6) million from lower collection volumes; partially offset by

•
$0.1 million from higher disposal volumes related to landfills, partially offset by lower transfer station volumes associated with the temporary interruption of business due to a fire at one of our transfer stations.

The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$8.9 million from higher disposal volumes related to transportation, landfills and transfer stations, despite the impact of lower transfer station volumes associated with the temporary interruption of business due to a fire at one of our transfer stations in the quarter; and

•	$0.1 million from higher processing volumes; partially offset by

•	$(0.9) million from lower collection volumes.
Surcharges and other fees.

The surcharge and other fees change component in quarterly and year-to-date solid waste revenues growth of $1.5 million and $3.4 million is associated primarily with the Energy component of the Energy and Environmental fee and the portion of the Sustainability Recycling Adjustment fee that has anniversaried.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth of $(0.6) million is the result of unfavorable energy pricing and, to a lesser extent, unfavorable commodity pricing, and lower commodity processing volumes; partially offset by higher landfill gas-to-energy volumes.
The commodity price and volume change component in year-to-date solid waste revenues growth of $(0.4) million is the result of lower landfill gas-to-energy and commodity processing volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is the result of the acquisition of two solid waste collection businesses, including a transfer station, in the three months ended September 30, 2018. It is also impacted by the acquisition of a tuck-in collection business in the quarter ended March 31, 2018 and three solid waste collection businesses from March 2017 through December 2017.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
Segment	2018	2017		2018	2017
Eastern	$15.4	$5.9	$9.5	$17.8	$(54.4)	$72.2
Western	14.1	11.6	2.5	33.3	26.4	6.9
Recycling	(0.5)	0.6	(1.1)	(7.9)	3.3	(11.2)
Other	(0.1)	0.2	(0.3)	1.7	2.3	(0.6)
Operating income (loss)	$28.9	$18.3	$10.6	$44.9	$(22.4)	$67.3
Eastern Region
Operating results increased $9.5 million quarterly and $72.2 million year-to-date. Excluding the impact of the Southbridge Landfill closure (settlement) charge, net, the development project charge and the expense from acquisition activities and other items, our operating performance in the three and nine month periods ended September 30, 2018 improved year-to-date and declined slightly quarterly as the result of revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $6.6 million quarterly and $19.5 million year-to-date due to the following:

•	higher hauling and third-party transportation costs associated with higher collection volumes related to organic growth and acquisition activity;

•	higher disposal costs associated with the Complete acquisition;

•	higher labor costs associated with acquisitions and higher collection volumes;

•	higher workers compensation costs based on claims activity;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased revenues from fees associated with the Energy and Environmental fee, combined with higher volumes;

•	higher host community fees and landfill operating lease amortization associated with increased landfill volumes at certain landfills;

•	higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the Southbridge Landfill;

•	higher landfill operating costs at the Southbridge Landfill; and

•	higher fleet and facility maintenance costs.
General and administration: General and administration expense decreased $(0.2) million quarterly due to lower shared quarterly overhead costs associated with a decrease in accrued incentive compensation and increased $1.1 million year-to-date due to higher shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $1.1 million quarterly and $2.4 million year-to-date due primarily due to acquisition activity and higher landfill amortization expense associated with volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Western Region
Operating income increased $2.5 million quarterly and $6.9 million year-to-date. Excluding the impact of the expense from acquisition activities and other items, our operating performance in the three and nine months ended September 30, 2018 improved as revenue growth outweighed the following cost changes:
Cost of operations: Cost of operations increased $4.9 million quarterly and $17.8 million year-to-date due to the following:

•
higher hauling and third-party transportation costs associated with higher quarterly collection volumes related to acquisition activity and a large contaminated soils project resulting in higher third-party costs for processing and transportation of soils in the first and second quarters;

•	higher disposal costs associated with higher year-to-date transportation volumes and increased third-party disposal pricing;

•	higher labor costs related primarily to acquisition activity and higher wages;

•	higher year-to-date workers compensation costs based on claims activity;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased revenues from fees associated with the Energy and Environmental fee;

•	higher landfill operating lease amortization associated primarily with increased landfill volumes;

•	higher landfill operating costs at certain landfills;

•	higher host community fees associated with increased volumes at certain landfills; and

•	higher fleet maintenance costs.
General and administration: General and administration expense decreased $(0.1) million quarterly due to lower shared quarterly overhead costs associated with a decrease in accrued incentive compensation and increased $2.6 million year-to-date due to higher bad debt expense and an increase in shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $0.2 million quarterly and $2.4 million year-to-date due to acquisition activity and higher landfill amortization expense attributed to higher landfill volumes and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Recycling
Operating results decreased $(1.1) million quarterly and $(11.2) million year-to-date. Excluding the impact of the contract settlement charge, our operating performance in the three and nine months ended September 30, 2018 declined due primarily to a decline in revenues and higher operating costs, partially offset by lower purchased material costs, associated with: slower processing speeds and added labor in an effort to meet tighter quality standards and reduce contamination; higher disposal costs as we pulled higher rates of residue out of the stream; and higher supplies and consumables cost.
Other
Operating income decreased $(0.3) million quarterly and $(0.6) million year-to-date based on the following:

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
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs (in millions), follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$3.1	$2.0
Restricted assets:
Restricted investment securities - landfill closure	$1.2	$1.2
Long-term debt:
Current portion	$2.0	$4.9
Long-term portion	526.2	492.8
Total long-term debt	$528.2	$497.7
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2018	2017
Net cash provided by operating activities	$89.9	$79.1	$10.8
Net cash used in investing activities	$(109.9)	$(50.0)	$(59.9)
Net cash provided by (used in) financing activities	$21.1	$(29.3)	$50.4

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2018	2017
Net income (loss)	$20.1	$(41.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51.6	46.3
Depletion of landfill operating lease obligations	7.8	6.8
Interest accretion on landfill and environmental remediation liabilities	4.3	3.2
Amortization of debt issuance costs and discount on long-term debt	1.9	2.0
Stock-based compensation	6.4	4.8
Gain on sale of property and equipment	(0.4)	—
Southbridge Landfill non-cash closure charge	1.4	63.5
Southbridge Landfill insurance recovery for investing activities	(3.5)	—
Non-cash expense from acquisition activities and other items	0.2	—
Development project charge	0.3	—
Loss on debt extinguishment	7.4	0.5
Deferred income taxes	0.1	0.4
	97.6	85.7
Changes in assets and liabilities, net	(7.7)	(6.6)
Net cash provided by operating activities	$89.9	$79.1
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due to the following:

•
increased revenues of $37.8 million associated with: acquisition activity and higher revenues in our collection line-of-business, our Western region disposal line-of-business, our Customer Solutions line-of-business, and our Organics line-of-business; partially mitigated by lower commodity revenues in our Recycling line-of-business; partially offset by

•
higher cost of operations of $30.5 million driven by business growth resulting in higher third-party direct costs, higher labor costs, higher direct operational costs, higher fuel costs and higher fleet maintenance costs; and

•	higher general and administration expense of $4.0 million.
The reduced cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was the result of the following:

•	lower cash inflows associated with accounts receivable; partially offset by

•	lower cash outflows associated with accounts payable;

•	lower cash outflows associated with prepaid expenses, inventories and other assets; and

•	lower cash outflows associated with cash interest payments running through accrued expenses and other liabilities.
We recorded a $10.0 million cash settlement for recovery on an environmental insurance settlement associated with the Southbridge Landfill closure, of which $6.5 million related to the recovery of net cash used in operating activities. See Note 8, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2018	2017
Acquisitions, net of cash acquired	$(58.2)	$(3.6)
Additions to property, plant and equipment	(51.8)	(43.4)
Payments on landfill operating lease contracts	(5.0)	(3.7)
Proceeds from sale of property and equipment	0.6	0.7
Proceeds from Southbridge Landfill insurance recovery for investing activities	3.5	—
Proceeds from property insurance settlement	1.0	—
Net cash used in investing activities	$(109.9)	$(50.0)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. We acquired Complete, two collection operations, including a transfer station, and a tuck-in collection operation in the nine months ended September 30, 2018 for total consideration of $67.1 million, including $57.8 million in cash, as compared to the nine months ended September 30, 2017, when we acquired three tuck-in collection operations for total consideration of $6.3 million, including $3.4 million in cash.
Capital expenditures. Capital expenditures were $8.4 million higher in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 primarily due to timing differences, as well as capital expenditures associated with business growth and acquisition activities.
Payments on landfill operating lease contracts. Landfill operating lease payments increased $1.3 million in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to the timing of payments related to the landfill located in Chemung, New York.
Proceeds from Southbridge Landfill insurance recovery for investing activities. We recorded a recovery on environmental insurance settlement associated with the Southbridge Landfill closure, of which $3.5 million related to the recovery of net cash previously used in investing activities.
Proceeds from property insurance settlement. We received insurance proceeds of $1.0 million pertaining to property damage related to a fire at a transfer station in our Western region.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2018	2017
Proceeds from long-term borrowings	$566.8	$146.4
Principal payments on long-term debt	(540.6)	(175.2)
Payments of debt issuance costs	(5.6)	(1.5)
Proceeds from the exercise of share based awards	0.5	1.0
Net cash provided by (used in) financing activities	$21.1	$(29.3)
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings increased by $420.4 million and our debt payments increased by $365.4 million in the nine months ended September 30, 2018. The increase in financing cash flows related to debt activity is associated with increased borrowings related to acquisition activity and to a lesser extent debt issuance costs associated with financing activities.

Payments of debt issuance costs. We made $5.6 million of debt issuance cost payments in the nine months ended September 30, 2018 related primarily to the issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) and the refinancing of our Credit Facility as compared to $1.5 million in the nine months ended September 30, 2017 related to the repricing of our Term Loan B Facility and the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3.
Outstanding Long-Term Debt
Credit Facility
In the quarter ended June 30, 2018, we entered into a credit agreement ("Credit Agreement"), which provides for a $350.0 million aggregate principal amount Term Loan Facility and a $200.0 million Revolving Credit Facility. The net proceeds from this transaction were used to repay in full the amounts outstanding of the $350.0 million aggregate principal amount Term Loan B Facility and the $160.0 million revolving line of credit facility plus accrued and unpaid interest thereon and to pay related transaction expenses.
As of September 30, 2018, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and $44.8 million aggregate principal amount of borrowings under our Revolving Credit Facility. The Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 2.00% per annum, which will be reduced to a rate of LIBOR plus 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2018, further advances were available under the Revolving Credit Facility in the amount of $132.7 million. The available amount is net of outstanding irrevocable letters of credit totaling $22.5 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2018, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended September 30, 2018	Covenant Requirement at September 30, 2018
Maximum consolidated net leverage ratio (1)	3.54	4.75
Minimum interest coverage ratio	6.45	3.00

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $527.1 million as of September 30, 2018, or $528.2 million of consolidated funded debt less $1.1 million of cash and cash equivalents in excess of $2.0 million as of September 30, 2018), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2018. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2018
Net cash provided by operating activities	$118.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	5.6
Gain on sale of property and equipment	0.3
Non-cash expense from acquisition activities and other items	(0.2)
Developmental project charge	(0.3)
Loss on debt extinguishment	(7.4)
Southbridge Landfill non-cash closure charge	(1.4)
Southbridge Landfill insurance recovery for investing activities	3.5
Stock based compensation	(8.0)
Interest expense, less amortization of debt issuance costs and discount on long-term debt	22.9
Provision for income taxes, net of deferred taxes	(1.2)
Adjustments as allowed by the Credit Agreement	16.9
Consolidated EBITDA	$149.1
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of September 30, 2018, we were in compliance with the covenants contained in the Credit Agreement.
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
Tax-Exempt Financings
New York Bonds. As of September 30, 2018, we had outstanding $25.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and $15.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
FAME Bonds. As of September 30, 2018, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3. The FAME Bonds 2005R-3, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025.

As of September 30, 2018, we had outstanding $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”). The FAME Bonds 2015R-1, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year. The FAME Bonds 2015R-1 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-1 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-1.
In the quarter ended June 30, 2018, we completed the issuance of $15.0 million aggregate principal amount of FAME Bonds 2015R-2. As of September 30, 2018, we had outstanding $15.0 million aggregate principal amount of FAME Bonds 2015R-2. The FAME Bonds 2015R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate. Interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. We borrowed the proceeds of the offering of the FAME Bonds 2015R-2 to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds 2015R-2.
Vermont Bonds. In the quarter months ended June 30, 2018, we completed the remarketing of $16.0 million aggregate principal amount of 4.75% fixed rate Vermont Bonds. As of September 30, 2018, we had outstanding $16.0 million aggregate principal amount Vermont Bonds. The Vermont Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, were remarketed in April 2018 and accrue interest at 4.625% per annum through April 2, 2028 after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036.
New Hampshire Bonds. As of September 30, 2018, we had outstanding $11.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate, and interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to repay borrowings under our Credit Facility for qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three and nine months ended September 30, 2018 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Interest Rate Volatility
As of September 30, 2018, we are party to nine interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these hedging instruments is $190.0 million and we receive interest based on the 1-month LIBOR index, restricted by a 1.00% floor in certain instances, and pay interest at a weighted average fixed rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We have $133.4 million of fixed rate debt as of September 30, 2018 in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $204.8 million of long-term debt at September 30, 2018. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.2% at September 30, 2018. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.5 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
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
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In December 2017, we filed a Motion to Dismiss the Litigation, and on October 1, 2018, the Massachusetts Court granted our Motion to Dismiss, and accordingly, dismissed the Citizen Groups claims under the Acts. The Massachusetts Court has retained jurisdiction of the Residents claims.
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond. The Town has recently advised us that it has solicited and received proposals for the construction of the Waterline as contemplated by the ACO, and that construction of the Waterline has commenced.
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

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$5.9	$—
Accretion expense	0.1	—
Obligations incurred	—	6.4
Obligations settled (1)	(0.6)	(0.2)
Ending balance	$5.4	$6.2

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two storm water detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2018, the Massachusetts Land Court approved a settlement reached between SRD and Charlton resolving all issues associated with the Order. Based on this settlement with Charlton, we paid a total of $0.9 million in cash, and will provide ancillary services to Charlton over the next five (5) years for a total of cash and services of approximately $1.2 million. This matter is now resolved. We have a remaining reserve of $0.4 million as of September 30, 2018. This settlement is recorded as part of the Southbridge Landfill closure (settlement) charge, net in the nine months ended September 30, 2018. See Note 11, Other Items and Charges for additional disclosure.

In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. Steadfast filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion. On July 17, 2018, we reached an agreement with Steadfast settling this litigation (the “Settlement”). Pursuant to the Settlement, Steadfast agreed to partially reimburse us for direct costs incurred or to be incurred by us under the ACO, as well as for substantial investigative costs associated with our efforts to ascertain the source of contaminants and other costs related to the Charlton 21E Obligations. Additionally, the Settlement payment is intended to reimburse us for all costs and liabilities arising out of the Litigation. Steadfast agreed to pay us $10.0 million, and we received the Settlement funds in the three months ended September 30, 2018. The recovery of funds is recorded as part of the Southbridge Landfill closure (settlement) charge, net in the nine months ended September 30, 2018. See Note 11, Other Items and Charges for additional disclosure.
On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we expect to cease operations at the Southbridge Landfill when no further capacity is available, expected by no later than early 2019. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our May 29, 2007 Extension Agreement with the Town ("Extension Agreement") and the impacts of such events on further expansion of the Southbridge Landfill. We have advised the Town that we see no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. Following cessation of operations, we will proceed to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under the Extension Agreement, which we account for as an operating lease, there are potential contractual obligations and commitments, including future cash payments of $2.2 million and services that extend beyond the current useful life of the Southbridge Landfill. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. We may incur a loss associated with these potential contractual obligations upon cessation of operations at the Southbridge Landfill when remaining capacity is exhausted by the placement of waste at the site. In this respect, the Town had, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the Massachusetts Court seeking a judgment from the Massachusetts Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We vigorously defended the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement. On June 26, 2018, the Massachusetts Court denied the Town’s request for a preliminary injunction without prejudice. Subsequently, the Town filed a successor litigation to the Town Equity Litigation (the “Current Litigation”), again seeking equitable and legal relief. We are vigorously contesting the Current Litigation. Trial is now scheduled for November 27, 2018.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows (in millions):

	Nine Months Ended September 30,
	2018	2017
Beginning balance	$5.8	$5.9
Obligations settled (1)	(0.1)	—
Ending balance	$5.7	$5.9

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above, delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss in the New Hampshire Court. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. We intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2018, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2018, we issued 150,032 shares of our common stock to Youngblood Disposal Enterprises of Western New York, LLC (“Youngblood”) in connection with our acquisition of the assets of Youngblood and its wholly owned subsidiaries.
Such shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: November 2, 2018	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 2, 2018	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)