Form 10-K
period 2018-12-31
CASELLA WASTE SYSTEMS INC
filed 2019-02-22
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the NASDAQ Stock Market at the close of business on June 29, 2018 was approximately $1,017 million. The registrant does not have any non-voting common stock outstanding.
There were 45,510,572 shares of Class A common stock, $.01 par value per share, of the registrant outstanding at February 14, 2019. There were 988,200 shares of Class B common stock, $.01 par value per share, of the registrant outstanding at February 14, 2019.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

CASELLA WASTE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Casella Waste Systems, Inc.”, “Casella”, the “Company”, “we”, “us” or “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:

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
ITEM 1. BUSINESS
Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, along with major account and industrial services, are included in our Other segment.

As of January 31, 2019, we owned and/or operated 37 solid waste collection operations, 49 transfer stations, 18 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition ("C&D") materials.
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
Our primary objective is to maximize long-term shareholder value through a combination of financial performance and strategic asset positioning. Annually, we complete a comprehensive strategic planning process to assess and refine our strategic objectives in the context of our asset mix and the current market environment. This process helps the management team allocate resources to a range of business opportunities with the goal to maximize long-term financial returns and competitive positioning.
In early August 2017, we announced an updated long-term strategic plan through our fiscal year ending December 31, 2021 (the “2021 Plan”). The 2021 Plan remains focused on enhancing shareholder returns by improving cash flows and reducing debt leverage through the following strategic initiatives:

•	Increasing landfill returns by driving pricing in excess of inflation in the disposal capacity constrained markets in the Northeast and working to maximize capacity utilization.

•	Driving additional profitability in our collection operations through profitable revenue growth and operating efficiencies.

•	Creating incremental value through our resource solutions offerings in our recycling, organics, and customer solutions operations.

•	Using technology to drive profitable growth and efficiencies through our efforts to update key systems to drive back office transformation, operating efficiencies and sales force effectiveness.

•	Allocating capital to balance debt delevering with smart growth through continued capital discipline and selective acquisitions of complementary businesses and assets.
To support our efforts, we continue to invest in our employees through leadership development, our new career paths program, technical training, and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve cash flows and returns on invested capital.
Increasing Landfill Returns
Disposal capacity continues to tighten in the Northeast market as permanent site closures are reducing capacity and stronger economic and construction activity are driving higher volumes. Given this supply-demand imbalance and the positioning of our assets, we were able to advance landfill pricing by 4.1% (or average price per ton by 6.4%) for the fiscal year ended December 31, 2018 ("fiscal year 2018").
We believe that this positive pricing backdrop will continue as additional site closures are expected over the next several years, and as we reset multi-year contracts we expect to advance pricing in excess of Consumer Price Index on a larger percentage of our inbound waste streams.
On the landfill development side, we continue to advance key permitting activities across our landfills to increase annual capacity limits at select sites and expand total permitted capacity across our footprint. We have been successful in advancing permit increases at Subtitle D landfills located in Angelica, New York (“Hyland Landfill”), Seneca, New York ("Ontario County Landfill"), Chemung, New York ("Chemung County Landfill"), West Old Town, Maine ("Juniper Ridge Landfill"), and Schuyler Falls, New York (“Clinton County Landfill”) over the last three years. Cumulatively, these efforts have added 462 thousand tons per year of permitted capacity and approximately 33.3 million cubic yards of permitted airspace.
Driving Additional Profitability in Collection Operations

Collection pricing was up 5.3% for fiscal year 2018, as compared to the fiscal year ended December 31, 2017 ("fiscal year 2017"), with sustained execution against our strategic pricing programs. On the operating side, we continue to advance several key areas, including route optimization, fleet standardization, and maintenance programs to further reduce our operating costs in the collection line-of-business. We are in the fourth year of our comprehensive fleet plan, which is designed to optimize our fleet and target truck replacements to maximize returns, reduce our operating expenses through lower maintenance costs, and improve our service levels through reduced down times.
The combination of these operating advancements and pricing programs are driving improved results in our collection line-of-business, with our cost of operations as a percentage of revenues down approximately 620 basis points from the twelve months ended December 31, 2014 to fiscal year 2018.
Creating Incremental Value Through Resource Solutions
One of the key objectives of our strategy is to differentiate ourselves in the marketplace by offering value-added resource solutions to our customers. These solutions range from our customer solutions business, which provides professional services to large industrial customers, to our organics business, which is a leader in organics processing and disposal in the Northeast, and to our large scale, technology-driven recycling business.
Our customer solutions business has continued to improve margins and returns through December 31, 2018, as we further transformed the business from the legacy brokerage model to a professional services organization focused on providing resource solutions to large industrial and institutional accounts.
Over the last two years, we have worked to reshape our recycling business model to drive higher returns in all market cycles and reduce exposure to recycling commodity volatility. We have accomplished much of this goal by restructuring several third-party processing contracts to limit downside risk through processing fees and with the implementation of our Sustainability Recycling Adjustment Fee (“SRA Fee”) for our collection customers. The SRA Fee floats inversely to changes in recycling commodity prices. Our risk mitigation programs have offset most of the recent commodity price declines driven primarily by China’s National Sword program that banned the import of certain recycled materials and imposed strict new contamination standards for others, and we expect these programs to continue to reduce our commodity risk exposure.
Using Technology to Drive Profitable Growth and Efficiencies
We launched a new 5-year technology plan in August 2017 to drive profitable growth and reduce our general and administration costs by 75 to 100 basis points as a percentage of revenues by 2021. We plan to focus our efforts on improving our overall technology platform, driving salesforce effectiveness, and increasing efficiencies in our back-office and across our operations.
To date as part of our technology plan, we have successfully implemented the Microsoft Dynamics CRM system to help manage and drive higher salesforce effectiveness, and we have successfully implemented the cloud-based NetSuite ERP system as the new financial backbone to our business.
Allocating Capital to Balance Debt Delevering with Smart Growth
Over the last five years we made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by: (1) divesting, or in certain cases, closing underperforming operations that did not enhance or complement our core operations; (2) refinancing debt to lower interest costs and improve financial flexibility; and (3) adhering to strict capital discipline and debt repayment.
Given our progress in each area and as part of the 2021 Plan, we shifted our capital strategy to use our capital in a manner that balances continued delevering with smart acquisition and development growth. As part of this new strategy, we set a goal of adding $20 million to $40 million per year of annualized revenues through acquisition or development activity. We believe that acquisition or development activity should be opportunistic, and we plan to strictly adhere to our disciplined capital return hurdles and rigorous review process.
We have made significant progress ramping up our strategic growth initiative, as we have acquired ten solid waste collection and transfer businesses during fiscal year 2018, with approximately $77 million of annualized revenues. Since September 30, 2018, we have acquired five solid waste collection and transfer businesses with approximately $28 million of annualized revenues. We expect revenue growth of approximately $40 million in 2019 from the impact of including a full year of revenue from acquisitions completed in 2018, but which contributed to our revenues for only part of the year in 2018.
We are focused on acquiring well-run businesses in strategic markets across our footprint that will drive additional internalization to our landfills and operating synergies. We are also focused on more effectively optimizing waste placement around the northeast as the ever-tightening disposal market is creating additional opportunities to source new volumes at higher prices.

Operational Overview
Our solid waste and recycling operations comprise a full range of non-hazardous solid waste services, including collections, transfer stations, material recovery facilities ("MRFs") and disposal facilities.
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
Landfills. We operate eight solid waste Subtitle D landfills and one landfill permitted to accept C&D materials. Revenues are received from municipalities and other customers in the form of tipping fees. The estimated capacity at our landfills is subject to change based on engineering factors, requirements of regulatory authorities, our ability to continue to operate our landfills in compliance with applicable regulations and our ability to successfully renew operating permits and obtain expansion permits at our sites.
The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal years 2018, 2017 and 2016:

	Fiscal Year 2018			Fiscal Year 2017			Fiscal Year 2016
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	36,159	46,301	82,460	31,022	59,089	90,111	23,208	74,443	97,651
Permits granted (3)	—	—	—	9,273	(9,273)	—	11,859	(11,859)	—
Airspace consumed	(4,160)	—	(4,160)	(3,958)	—	(3,958)	(3,899)	—	(3,899)
Changes in engineering estimates (4)	3,811	752	4,563	(178)	(3,515)	(3,693)	(146)	(3,495)	(3,641)
Balance, end of year	35,810	47,053	82,863	36,159	46,301	82,460	31,022	59,089	90,111

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

(3)
The increase in remaining permitted airspace capacity in the fiscal year 2017 was the result of a permit received at the Juniper Ridge Landfill in our Eastern region. The increase in remaining permitted airspace capacity in the fiscal year ended December 31, 2016 ("fiscal year 2016") was a result of the receipt of expansion permits at Ontario County Landfill and the Chemung County Landfill in our Western region.

(4)
The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills, which in fiscal year 2017 includes the impact associated with the decision to close the Southbridge Landfill.

Eastern Region
NCES Landfill. The North Country Environmental Services landfill is a Subtitle D landfill located in Bethlehem, New Hampshire ("NCES Landfill") that we purchased in 1994. NCES Landfill currently consists of approximately 50 acres of permitted or permittable landfill area, is permitted to accept municipal solid waste, C&D material and certain pre-approved special waste and has no annual tonnage limitations. In fiscal year 2017, NCES Landfill entered into an agreement for the construction of a landfill gas-to-energy plant, which will be constructed, owned and operated by a third-party.
Juniper Ridge Landfill. The Juniper Ridge Landfill is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. Juniper Ridge Landfill currently consists of approximately 179 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: up to 0.1 million tons of municipal solid waste per year through March 2020, and C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at Juniper Ridge Landfill.
Closure Projects. In 2005, we started closure operations at the Worcester, Massachusetts landfill ("Worcester Landfill"). These closure operations were completed in April 2014 when Worcester Landfill accepted its final tons of waste. We began final capping and closing of Worcester Landfill in May 2014 and completed final capping and closing in fiscal year 2016.
Western Region
Waste USA Landfill. The Waste USA landfill is a Subtitle D landfill located in Coventry, Vermont ("Waste USA Landfill") that we purchased in 1995, is the only operating permitted Subtitle D landfill in the State of Vermont. Waste USA Landfill consists of approximately 148 acres of permitted or permittable landfill area and is permitted to accept up to 0.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Waste USA Landfill site houses a landfill gas-to-energy plant, which is owned and operated by a third-party, that has the capacity to generate 8.0 MW of energy.
Clinton County Landfill. The Clinton County Landfill is a Subtitle D landfill located in Schuyler Falls, New York. Clinton County Landfill, which currently consists of approximately 197 acres of permitted or permittable landfill area portions of which are leased from Clinton County, is permitted to accept up to approximately 0.2 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Clinton County Landfill site houses a landfill gas-to-energy facility, which is owned by us and operated by a third-party, that has the capacity to generate 6.4 MW of energy.
Hyland Landfill. The Hyland Landfill is a Subtitle D landfill located in Angelica, New York that we own, began accepting waste in 1998. Hyland Landfill currently consists of approximately 121 acres of permitted or permittable landfill area and is permitted to accept up to 0.5 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Hyland Landfill site houses a landfill gas-to-energy facility, which is owned by us and operated by a third-party, that has the capacity to generate 4.8 MW of energy.
Ontario County Landfill. The Ontario County Landfill is a Subtitle D landfill located in Seneca, New York. In 2003, we entered into a 25-year operation, management and lease agreement for the Ontario County Landfill with the Ontario County Board of Supervisors. Ontario County Landfill currently consists of approximately 171 acres of permitted or permittable landfill area and is permitted to accept up to 0.9 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. In January 2016, we received an expansion permit at the Ontario County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. The Ontario County Landfill site houses a Zero-Sort MRF, which is operated by us, and a landfill gas-to-energy facility, which is owned and operated by a third-party, that has the capacity to generate 11.2 MW of energy.

Hakes Landfill. The Hakes landfill is a C&D landfill located in Campbell, New York (“Hakes Landfill”) that we purchased in 1998. Hakes Landfill currently consists of approximately 78 acres of permitted or permittable landfill area and is permitted to accept up to 0.5 million tons of C&D material annually.
Chemung County Landfill. The Chemung County Landfill is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 113 acres of permitted or permittable landfill area strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In June 2016, we received an expansion permit at Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement.
McKean Landfill. The McKean landfill is a Subtitle D landfill located in Mount Jewett, Pennsylvania (“McKean Landfill”) that we purchased in 2011 as part of a bankruptcy reorganization. McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area and is permitted to accept up to approximately 0.3 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The facility permit authorizes the construction of the rail siding at the landfill which if completed, would expand the market reach for the landfill to other rail capable transfer facilities. We have not yet committed to the construction of the rail siding pending a determination of the economic viability. We believe that McKean Landfill is well situated to provide services to the oil and gas industry that explores natural gas resources in the Marcellus Shale region of Pennsylvania in the form of disposal capacity for residual materials.
Closed Landfills
In fiscal year 2017, we initiated a plan to cease operations of Southbridge Landfill and decided to not proceed with expansion efforts and to close Southbridge Landfill once the remaining capacity had been exhausted, which occurred in fiscal year 2018. Closure operations began in November 2018 when Southbridge Landfill reached its final capacity.
In addition to Southbridge Landfill, we own and/or manage five unlined landfills and three lined landfills that are not currently in operation. We are closing, in the case of Southbridge Landfill, or have closed and capped all of these landfills according to applicable environmental regulatory standards.
Operating Segments
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as our Eastern and Western regions. Our third operating segment is Recycling, which comprises our larger-scale recycling operations and our commodity brokerage operations. Organic services, ancillary operations, along with major accounts and industrial services, are included in our “Other” segment. See Note 19, Segment Reporting to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments.
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

The following table provides information about each operating segment (as of January 31, 2019 except revenue information, which is for fiscal year 2018):

	Eastern Region	Western Region	Recycling	Other

Revenues (in millions)	$206.5	$286.3	$42.2	$125.7
Properties:
Solid waste collection facilities	15	22	—	—
Transfer stations	19	30	—	—
Recycling facilities	3	4	9	2
Subtitle D landfills	2	6	—	—
C&D landfills	—	1	—	—
See our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for our financial results for fiscal years 2018, 2017 and 2016, and our financial position as of December 31, 2018 and December 31, 2017.
Eastern region
Our Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire and central and eastern Massachusetts. Our Eastern region is vertically integrated, with transfer, landfill, processing and recycling assets serviced by our collection operations.
We entered the Maine market in 1996 and have grown organically and through acquisitions. We currently operate the Juniper Ridge Landfill under a 30-year agreement with the State of Maine.
We entered the southern New Hampshire market in 1999 and the eastern Massachusetts market in 2000 and since have grown organically and through acquisitions. In this market, we rely to a large extent on third-party disposal capacity, but our landfills and other assets have provided additional opportunities to internalize volumes. In fiscal year 2018, we acquired Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"). Complete provides residential and roll-off collection services, operates a C&D processing facility, and operates a solid waste transfer station with both truck and rail transfer capabilities. In fiscal year 2017, we initiated the plan to cease operations of our Southbridge Landfill and decided to not proceed with expansion efforts and to close the Southbridge Landfill once the remaining capacity had been exhausted, which occurred in fiscal year 2018. Closure operations at the Southbridge Landfill began in November 2018.
 Western region
Our Western region includes wastesheds located in Vermont, southwestern New Hampshire, eastern, western and upstate New York and in Pennsylvania around McKean Landfill. The portion of eastern New York served by our Western region includes Clinton (operation of Clinton County), Franklin, Essex, Warren, Washington, Saratoga, Rennselaer and Albany counties.
Our Western region also consists of wastesheds in western New York, which includes Ithaca, Elmira, Oneonta, Lowville, Potsdam, Geneva, Auburn, Rochester, Dunkirk, Jamestown and Olean markets. We began entering into these wastesheds in 1997 and have expanded primarily through tuck-in acquisitions and organic growth. Our Western region collection operations include leadership positions in nearly every rural market outside of the larger metropolitan markets such as Syracuse, Buffalo and Albany.
We remain focused on increasing our vertical integration in our Western region through extension of our reach into new markets and managing new materials. We believe that maximizing these logistics through the use of rail, if implemented, long haul trucks and trailer tippers at our facilities will increase our reach.
Recycling
Our Recycling segment is one of the largest processors and marketers of recycled materials in the northeastern United States, comprised of eight MRFs that process and market recyclable materials that municipalities and commercial customers deliver under long-term contracts. Two of the eight MRFs are leased, three are owned, and three are operated by us under contracts with municipal third-parties. In fiscal year 2018, our Recycling segment processed and/or marketed over 0.8 million tons of recyclable materials including tons marketed through our commodity brokerage division and our baling facilities located throughout our footprint. Recycling’s facilities are located in Vermont, New York, Maine, and Massachusetts.

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
Our Recycling segment has historically derived a significant portion of its revenues from the sale of recyclable materials. Since purchase and sale prices of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum, can fluctuate based upon market conditions, we use long-term supply contracts with customers to reduce commodity risk. Under such contracts, we obtain a guaranteed minimum price for recyclable materials through the receipt of a tipping fee when commodity prices fall below agreed upon thresholds. Conversely, when prices for recyclable materials rise above agreed upon thresholds, we provide the counterparty with a portion of the related revenues. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process, such as paper, packaging and consumer goods companies. In fiscal year 2018, 39.5% of the revenues from the sale of residential recyclable materials were derived from sales under long-term contracts. At times, we also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of December 31, 2018, no such commodity hedges were in place. Also, we mitigate the impact from commodity price fluctuations through the use of a floating SRA fee charged to collection customers to offtake recycling commodity risk. The global recycling market has experienced negative commodity pricing pressure resulting from China's National Sword program in 2017. Markets continued to decline in 2018, leveling off at historical lows compared to prior years. We expect markets to remain depressed into the foreseeable future.
Other
Our Other segment derives a significant portion of its revenues from our Customer Solutions and Organics businesses. Our resource solutions strategy seeks to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for our customers. Our Customer Solutions business works with larger scale organizations (including multi-location customers, colleges and universities, municipalities, and industrial customers) to develop customized solid waste solutions. The focus of this business is to help these large-scale organizations achieve their economic and environmental objectives related to waste and residual management. We differentiate our services from our competitors by providing customized and comprehensive resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers.
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
Our business strategy generally focuses on operating in secondary or tertiary markets where we have a leading market share. However, in the larger urban markets where we operate, we typically compete against one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., any of which may be able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. In addition, we compete with operators of alternative disposal facilities, including incinerators, and with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues.

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
Employees
As of January 31, 2019, we employed approximately 2,300 people, including approximately 500 professionals or managers, sales, clerical, information systems or other administrative employees and approximately 1,800 employees involved in collection, transfer, disposal, recycling or other operations. Approximately 100 of our employees are covered by collective bargaining agreements. We believe relations with our employees are good.
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
See also Item 3, “Legal Proceedings” and Note 11, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
We self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2018 under the workers’ compensation plan was $1.0 million per individual event. Our maximum exposure in fiscal year 2018 under the automobile plan was $1.2 million per individual event.
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
The EPA is also focusing on the emissions of greenhouse gases, or GHG, including carbon dioxide and methane. In December 2009, the EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for the EPA to regulate GHG emissions. In December 2009 the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit twenty-five thousand metric tons or more per year of GHG emissions to submit annual reports to the EPA.
In June 2010, the EPA issued the so-called “GHG Tailoring Rule”, which described how certain sources that emit GHG would be subject to heightened Clean Air Act PSD / Title V regulation. In June 2014, the U.S. Supreme Court issued a decision partially invalidating EPA’s Tailoring Rule and in 2015, the D.C. Circuit directed the EPA to consider further revisions to its regulations. We do not know whether or when the EPA will finalize regulations following the Supreme Court and D.C. Circuit decisions, or what obligations such regulations will impose on our operations.
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
Executive Officers of the Registrant
Our executive officers and their respective ages are as follows:

Name	Age	Position
John W. Casella	68	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edwin D. Johnson	62	President and Chief Operating Officer
Edmond “Ned” R. Coletta	43	Senior Vice President and Chief Financial Officer
Christopher B. Heald	54	Vice President and Chief Accounting Officer
David L. Schmitt	68	Senior Vice President and General Counsel

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
Availability of Reports and Other Information
Our website is www.casella.com. We make available, free of charge through our website, our Annual and Transition Reports on Form 10-K and 10-KT, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A, and any amendments to those materials filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after we electronically file such materials with or furnish them to the Securities and Exchange Commission (“SEC”). The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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
Our growth strategy focuses on complementing or expanding our business through the acquisition of companies or assets, or the development of new operations. However, we may be unable to complete these transactions and, if executed, these transactions may not improve our business or may pose significant risks and could have a negative effect on our operations.
Our growth strategy includes engaging in acquisitions or developing operations or assets with the goal of complementing or expanding our business. These acquisitions may include “tuck-in” acquisitions within our existing markets, acquisitions of assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates, and if we identify suitable acquisition candidates, we may be unable to successfully negotiate the acquisition at a price or on terms and conditions acceptable to us. Furthermore, we may be unable to obtain the necessary regulatory approval to complete potential acquisitions.

Our ability to achieve the benefits from any potential future acquisitions, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. Any operations, properties or facilities that we acquire may be subject to unknown liabilities, such as undisclosed environmental contamination, or other environmental liability, including off-site disposal liability for which we would have no recourse, or only limited recourse, to the former owners of such operations or properties. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.
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
The waste industry is subject to extensive government regulations, including environmental laws and regulations, and we incur substantial costs to comply with such laws and regulations. Failure to comply with environmental or other laws and regulations, as well as enforcement actions and litigation arising from an actual or perceived breach of such laws and regulations, could subject us to fines, penalties, and judgments, and impose limits on our ability to operate and expand.
We are subject to potential liability and restrictions under environmental laws and regulations, including potential liability and restrictions arising from or relating to the transportation, handling, recycling, generation, treatment, storage and disposal of wastes, the presence, release, discharge or emission of pollutants, and the investigation, remediation and monitoring of impacts to soil, surface water, groundwater and other environmental media including natural resources, as a result of the actual or alleged presence, release, discharge or emission of hazardous substances, pollutants or contaminants on, at, under or migrating from our properties, or in connection with our operations. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate and limit the emission of greenhouse gases. Our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate in violation of the terms and conditions of, or without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and affect our results of operations, cash flows, and available capital. Environmental and land use laws and regulations also affect our ability to expand and, in the case of our solid waste operations, may dictate those geographic areas from which we must, or, from which we may not, accept solid waste. Those laws and regulations may limit the overall size and daily solid waste volume that may be accepted by a solid waste operation. If we are not able to expand or otherwise operate one or more of our facilities because of limits imposed under such laws, we may be required to increase our utilization of disposal facilities owned by third-parties, which could reduce our revenues and/or operating margins.
In addition to complying with environmental laws and regulations, we are required to obtain government permits to operate our facilities, including all of our landfills. There is no guarantee that we will be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws and regulations adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of solid waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure.

We have historically grown through acquisitions, may make additional acquisitions in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws and regulations may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. As of December 31, 2018, we had recorded $5.6 million in environmental remediation liabilities for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense, and $5.2 million in environmental remediation liabilities for the estimated cost of the installation of a municipal waterline associated with Southbridge Recycling & Disposal Park, Inc.discussed in Item 3, "Legal Proceedings" of this Annual Report on Form 10-K, including the recognition of accretion expense in other accrued liabilities and other long-term liabilities. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.
In addition to the costs of complying with environmental laws and regulations, we incur costs in connection with environmental proceedings and litigation brought against us by government agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, including natural resource damage, personal injury, and/or property damage or impairment, or seeking to impose civil penalties, injunctive relief or overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities. For information about the material outstanding claims against us and our subsidiaries, see Item 3. “Legal Proceedings” in this Annual Report on Form 10-K.
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
Our results of operations have been and will continue to be affected by changing purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The commodity markets continue to see ongoing negative pressure on pricing associated with the decline of the fiber market due to less use of paper products such as newspaper and office paper as a result of increased on-line reading. As a result of these market changes, domestic demand for various recycled fibers from mill buyers has steadily declined over the past decade, and as such we have exported more of these materials overseas to China. In 2017, China launched a campaign called National Sword which has imposed significant restrictions on the importation into China of recyclable materials, including a complete ban on the import into China of mixed paper and new quality standards for contaminants in recyclable materials commencing January 1, 2018. Furthermore, China has not issued import licenses for its mills to import recyclable commodities for 2018, resulting in a stoppage of essentially all imports of recyclable commodities into China. These factors have had a significant impact on our business and have required us to seek alternative export markets for recyclable commodities.
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
Cybersecurity incidents could negatively impact our business and our relationships with customers, adversely affecting our financial results and exposing us to litigation risk.
We use computer technology in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our customers and our employees to be able to process transactions and provide information that we feel is necessary to manage our business. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive or detection measures and incident response efforts may not be entirely effective, especially as cyber security attacks continue to evolve and become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time.

If company, personal or otherwise protected information is improperly accessed, tampered with or distributed, we may face significant financial exposure, including incurring significant costs to remediate possible injury to the affected parties. We may also be subject to sanctions and civil or criminal penalties if we are found to be in violation of the privacy or security rules under laws protecting confidential information. If our established network of security controls, policy enforcement mechanisms, educational awareness programs and monitoring systems that we use to address these threats to technology fail, the theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage. While we have purchased insurance coverage for cybersecurity risks, there can be no assurance that any such coverage would be adequate to cover potential liability.
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
We have material financial obligations relating to final capping, closure and post-closure costs of our existing owned or operated landfills and will have material financial obligations with respect to any disposal facilities that we may own or operate in the future. Once the permitted capacity of a particular landfill is reached and additional capacity is not authorized, or a determination is made to cease operations at a landfill due to other considerations, the landfill must be closed and capped, and we must begin post-closure maintenance. We establish accruals for the estimated costs associated with such final capping, closure and post-closure obligations over the anticipated useful life of each landfill on a per ton basis. We have provided and expect that we will in the future provide accruals for financial obligations relating to final capping, closure and post-closure costs of our owned or operated landfills, generally for a term of 30 years after closure of a landfill. Our financial obligations for final capping, closure or post-closure costs could exceed the amounts accrued or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a circumstance could result in significant unanticipated charges that would have an adverse effect on our business.
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
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2018, we used approximately 5.3 million gallons of diesel fuel in our solid waste operations. Although we have a “fuel surcharge” program, based on a fuel index, to help offset increases in the cost of fuel, oil and lubricants arising from price volatility, contractual restrictions and competitive conditions may impact our opportunity to pass this fee on to our customers in all circumstances.
We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third-party financial assurance to secure our contractual obligations.
Public solid waste collection, recycling and disposal contracts, and obligations associated with landfill closure and post-closure typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from Evergreen National Indemnity Company, in which we hold a 19.9% equity interest. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts conditioned upon having adequate insurance coverage.
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
Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2019, approximately 5% of our employees were represented by unions.
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
As of December 31, 2018, we had approximately $555.2 million of outstanding principal indebtedness (excluding approximately $22.5 million of outstanding letters of credit issued under our new term loan A facility ("Term Loan Facility") and revolving line of credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the "Credit Facility"). The Credit Facility consists of the Term Loan Facility with term loans in the outstanding principal amount of $350.0 million and the Revolving Credit Facility with loans thereunder being available up to an aggregate principal amount of $200.0 million, of which $107.9 million of unused commitments remain under the Revolving Credit Facility, subject to customary borrowing conditions. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:

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
Risks Related to Our Common Stock
Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to ten votes per share. The lower voting power of the Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.

We have two classes of common stock: Class A common stock, which is entitled to one vote per share, and Class B common stock, all of which are beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors, and which is entitled to ten votes per share. Except for the election of one of our directors and in certain limited circumstances required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. As of January 31, 2019, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding. Based on the number of shares of common stock outstanding as of January 31, 2019, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represented approximately 19.8% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration and constitute, and are expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders. The difference in the voting power of our Class A common stock and Class B common stock could diminish the market value of our Class A common stock if investors attribute value to the superior voting rights of our Class B common stock and the power those rights confer.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located at 25 Greens Hill Lane, Rutland, Vermont 05701, where we currently lease approximately 12,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, machinery and equipment, rolling stock and containers. At January 31, 2019, we operated eight subtitle D landfills, four of which we own and four of which we lease; one landfill permitted to accept C&D materials that we own; 49 transfer stations, 27 of which we own, seven of which we lease and 15 of which we operate under a contract; 37 solid waste collection facilities, 19 of which we own, 17 of which we lease and one of which we operate under a contract; 18 recycling processing facilities, nine of which we own, five of which we lease and four of which we operate under a contract; four landfill gas-to-energy facilities that we own; and 19 corporate office and other administrative facilities, three of which we own and 16 of which we lease (See Item 1, “Business” of this Annual Report on Form 10-K for property information by operating segment and location). We believe that our property and equipment are adequately maintained and sufficient for our current operations.
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
In December 2017, we filed a Motion to Dismiss the Litigation, and on October 1, 2018, the Massachusetts Court granted our Motion to Dismiss, and accordingly, dismissed the Citizen Groups claims under the Acts. The Massachusetts Court has retained jurisdiction of the Residents claims. The Citizen Groups intend to appeal the Massachusetts Court’s decision to grant our Motion to Dismiss.
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

	Fiscal Year Ended December 31,
	2018	2017
Beginning balance	$5.9	$—
Accretion expense	0.2	0.1
Obligations incurred	—	6.3
Obligations settled (1)	(0.9)	(0.5)
Ending balance	$5.2	$5.9

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we intended to cease operations at the Southbridge Landfill when no further capacity was available. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under our May 29, 2007 Extension Agreement with the Town ("Extension Agreement"), which we accounted for as an operating lease, there are potential contractual obligations and commitments, including future cash payments and services that extend beyond the current useful life of the Southbridge Landfill. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to our Extension Agreement and the impacts of such events on further expansion of the Southbridge Landfill. We advised the Town that we saw no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. In this respect, the Town had, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the Massachusetts Court seeking a judgment from the Massachusetts Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We vigorously defended the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement. On June 26, 2018, the Massachusetts Court denied the Town’s request for a preliminary injunction without prejudice. Subsequently, the Town filed a successor litigation to the Town Equity Litigation (the “Current Litigation”), again seeking equitable and legal relief. We vigorously contested the Current Litigation and on November 8, 2018, the Town approved a Settlement Agreement with us which shortened the period of time we were purportedly obligated to provide the Town with free collection and disposal of the Town’s municipal waste from September, 2027 to March 31, 2024. The Town also agreed that we could close the solid waste and recycling transfer station in the Town at the end of 2018. The current litigation has been dismissed. The Southbridge Landfill was closed in November 2018 (the "Closure"). Following the Closure, we have proceeded to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. As a result of the Closure and in consideration of the Settlement Agreement with the Town, we recorded a charge amounting to $8.7 million as a component of the Southbridge Landfill closure charge, net associated with the remaining future contractual obligations.
See Note 16, Other Items and Charges to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for disclosure over the Southbridge Landfill closure charge.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.
North Country Environmental Services

On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. We intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades on the NASDAQ Global Select Market (“NASDAQ Stock Market”) under the symbol CWST. There is no established trading market for our Class B common stock. As of January 31, 2019 there were approximately 440 holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from April 30, 2013 through December 31, 2018, with the cumulative total return on the Russell 2000 Index and our Industry Peer Group ("Peer Group"). The stock performance graph assumes the investment on April 30, 2013 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index and the Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	April 30, 2013	April 30, 2014	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Casella Waste Systems, Inc.	$100.00	$116.97	$92.66	$137.16	$284.63	$527.98	$653.44
Russell 2000	$100.00	$120.50	$130.04	$124.30	$150.79	$172.87	$153.83
Peer Group (1)	$100.00	$109.03	$129.44	$135.33	$183.10	$230.07	$243.36

(1)	The Peer Group is comprised of Waste Connections Inc., Covanta Holding Corp., Waste Management, Inc. and Republic Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA
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

	Fiscal Year Ended December 31,				Eight Months Ended December31, 2014	Fiscal Year Ended April 30, 2014
	2018	2017	2016	2015
Statement of Operations Data:	(in thousands, except per share data)
Revenues	$660,660	$599,309	$565,030	$546,500	$368,374	$497,633
Cost of operations	453,291	405,188	381,973	382,615	258,650	354,592
General and administration	84,791	79,243	75,356	72,892	45,732	61,865
Depreciation and amortization	70,508	62,102	61,856	62,704	41,485	60,339
Southbridge Landfill closure charge, net	8,054	65,183	—	—	—	—
Contract settlement charge	2,100	—	—	1,940	—	—
Expense from acquisition activities and other items	1,872	176	—	—	—	144
Development project charge	311	—	—	—	—	1,394
Environmental remediation charge	—	—	900	—	950	400
Divestiture transactions	—	—	—	(5,517)	(553)	7,455
Severance and reorganization costs	—	—	—	—	—	586
Gain on settlement of acquisition related contingent consideration	—	—	—	—	—	(1,058)
Operating income (loss)	39,733	(12,583)	44,945	31,866	22,110	11,916
Interest expense, net	26,021	24,887	38,652	40,090	25,392	37,863
Other expense (income), net	7,676	(418)	12,657	2,206	1,825	(436)
Income (loss) from continuing operations before income taxes and discontinued operations	6,036	(37,052)	(6,364)	(10,430)	(5,107)	(25,511)
(Benefit) provision for income taxes	(384)	(15,253)	494	1,351	703	1,799
Income (loss) from continuing operations before discontinued operations	6,420	(21,799)	(6,858)	(11,781)	(5,810)	(27,310)
Income from discontinued operations	—	—	—	—	—	284
Loss on disposal of discontinued operations	—	—	—	—	—	(378)
Net income (loss)	6,420	(21,799)	(6,858)	(11,781)	(5,810)	(27,404)
Less: Net (loss) income attributable to noncontrolling interests	—	—	(9)	1,188	208	(4,309)
Net income (loss) attributable to common stockholders	$6,420	$(21,799)	$(6,849)	$(12,969)	$(6,018)	$(23,095)
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	42,688	41,846	41,233	40,642	40,262	39,820
Basic earnings per common share (1)	$0.15	$(0.52)	$(0.17)	$(0.32)	$(0.15)	$(0.58)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	44,168	41,846	41,233	40,642	40,262	39,820
Basic earnings per common share (1)	$0.15	$(0.52)	$(0.17)	$(0.32)	$(0.15)	$(0.58)

	Fiscal Year Ended December 31,				Eight Months Ended December31, 2014	Fiscal Year Ended April 30, 2014
	2018	2017	2016	2015
Other Data:
Capital expenditures	$73,232	$64,862	$54,238	$49,995	$55,061	$45,959
Cash flows provided by operating activities	$120,834	$107,538	$80,434	$70,507	$38,286	$49,642
Cash flows used in investing activities	$(164,197)	$(76,447)	$(62,964)	$(48,784)	$(59,697)	$(57,910)
Cash flows provided by (used in) financing activities	$45,375	$(31,640)	$(18,585)	$(26,087)	$25,141	$9,008
Balance Sheet Data:
Cash and cash equivalents	$4,007	$1,995	$2,544	$2,312	$2,205	$2,464
Restricted cash	$—	$—	$—	$1,347	$5,819	$—
Working capital, net (2)	$(18,411)	$(6,184)	$(6,382)	$(10,990)	$(9,968)	$(21,405)
Property, plant and equipment, net	$404,577	$361,547	$398,466	$402,252	$414,542	$403,424
Goodwill	$162,734	$122,605	$119,899	$118,976	$119,170	$119,139
Total assets	$732,410	$614,949	$631,512	$633,669	$658,198	$638,285
Long-term debt and capital leases, less current maturities	$542,001	$477,576	$503,961	$505,985	$522,458	$495,522
Total stockholders’ deficit	$(15,832)	$(37,862)	$(24,550)	$(21,597)	$(12,020)	$(8,537)

(1)	Computed as described in Note 3, Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	Working capital, net is defined as current assets, excluding cash and cash equivalents, minus current liabilities.
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
Company Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, along with major account and industrial services, are included in our Other segment.
As of January 31, 2019, we owned and/or operated 37 solid waste collection operations, 49 transfer stations, 18 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.
Acquisitions and Divestitures
Acquisitions
We have a business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.

We have made in the past, and we may make in the future, acquisitions in order to acquire or develop additional disposal capacity. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We face competition for acquisition targets, particularly the larger and more meaningful targets, but we believe that our strong relationships and reputation in New England and the upstate New York area help to offset this factor.
In the fiscal year ended December 31 2018 ("fiscal year 2018"), we acquired six solid waste collection businesses and one transfer business in our Western region and two businesses comprised of solid waste collection and transfer operations in our Eastern region, with approximately $77.0 million of annualized revenues, for total consideration of $99.5 million, including $86.7 million in cash, $4.3 million in Class A common stock, and $8.5 million in contingent consideration and holdbacks to the sellers.
In the fiscal year ended December 31, 2017 ("fiscal year 2017"), we acquired one solid waste collection business in our Eastern region and three solid waste collection businesses in our Western region for total consideration of $8.1 million, including $4.8 million in cash, $2.4 million in notes payable, $0.8 million in holdbacks to the sellers and $0.1 million of other consideration.
In the fiscal year ended December 31, 2016 ("fiscal year 2016"), we acquired three transfer stations in our Western region for total consideration of $2.8 million, including $2.4 million in cash and $0.4 million in holdbacks to the sellers.
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
The table below shows revenue attributable to services provided (in millions) for the following periods:

	Fiscal Year Ended December 31,		$ Change	Fiscal Year Ended December 31,		$ Change
	2018	2017		2017	2016

Collection	$303.4	$263.7	$39.7	$263.7	$249.6	$14.1
Disposal	181.1	160.1	21.0	160.1	154.2	5.9
Power	5.1	5.4	(0.3)	5.4	5.9	(0.5)
Processing	7.2	7.9	(0.7)	7.9	6.4	1.5
Solid waste	496.8	437.1	59.7	437.1	416.1	21.0
Organics	54.2	39.8	14.4	39.8	41.5	(1.7)
Customer solutions	67.5	60.1	7.4	60.1	54.5	5.6
Recycling	42.2	62.3	(20.1)	62.3	52.9	9.4
Total revenues	$660.7	$599.3	$61.4	$599.3	$565.0	$34.3

Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for Fiscal Year 2018 vs Fiscal Year 2017		Period-to-Period Change for Fiscal Year 2017 vs Fiscal Year 2016
	Amount	% of Growth	Amount	% of Growth
Price	$19.5	3.3%	$12.0	2.1%
Volume	6.6	1.1%	4.3	0.8%
Surcharges and other fees	7.3	1.2%	0.5	0.1%
Commodity price and volume	(0.7)	(0.1)%	0.8	0.1%
Acquisitions	28.8	4.8%	3.4	0.6%
Closed landfill	(1.8)	(0.3)%	—	—%
Solid waste revenues	$59.7	10.0%	$21.0	3.7%
Price.
The price change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•	$13.9 million from favorable collection pricing; and

•	$5.6 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
The price change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$7.7 million from favorable collection pricing; and

•	$4.3 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•	$0.5 million from higher collection volumes in our Eastern region; and

•
$6.4 million from higher disposal volumes (of which $3.5 million relates to higher transportation volumes associated with a large contaminated soil project, $3.5 million relates to higher landfill volumes, and $(0.6) million relates to lower transfer station volumes associated with the temporary interruption of business due to a fire at one of our transfer stations); partially offset by

•	$(0.3) million from lower processing volumes.
The volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$2.7 million from higher collection volumes in our Eastern region;

•
$1.3 million from higher disposal volumes (of which $0.5 million relates to higher landfill volumes, $0.3 million relates to higher transportation volumes, and $0.5 million relates to higher transfer station volumes); and

•	$0.3 million from higher processing volumes.
Surcharges and other fees.
The fuel surcharge and other fees change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of $7.3 million from higher recovery of the Energy component of the Energy and Environmental fee and a higher recovery from the Sustainability Recycling Adjustment fee ("SRA fee") that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the further implementation of the program and higher diesel fuel pricing. The SRA fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•	$(0.5) million from unfavorable energy pricing and $(0.5) million from lower volumes in processing; partially offset by

•	$0.3 million from higher landfill gas-to-energy volumes.

The commodity price and volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$1.3 million from favorable commodity pricing and higher volumes in processing; partially offset by

•	$(0.5) million from lower landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in fiscal year 2018 solid waste revenues growth is a result of the acquisition of six solid waste collection businesses and one transfer business in our Western region and two businesses comprised of solid waste collection and transfer operations in our Eastern region in fiscal year 2018, combined to a lesser extent with roll over impact of acquisitions made in fiscal year 2017.
The acquisitions and divestitures change component in fiscal year 2017 solid waste revenues growth is a result of the acquisition of four solid waste collection businesses in fiscal year 2017, combined to a lesser extent with roll over impact of acquisitions made in fiscal year 2016.
Closed landfill.
The closed landfill change component in fiscal year 2018 total solid waste revenues growth from prior year is the result of the closure of the Southbridge Landfill in our Eastern region in the quarter ended December 31, 2018.
Organics revenues
Fiscal year 2018 organics revenues increased $14.4 million from the prior year as a result of higher volumes, primarily related to a large new sludge transportation and disposal contract, and, to a lesser extent, favorable pricing.
Fiscal year 2017 organics revenues decreased $(1.7) million from the prior year as a result of lower volumes.
Customer Solutions revenues
Fiscal year 2018 revenues increased $7.4 million from the prior year as a result of higher volumes.
Fiscal year 2017 revenues increased $5.6 million from the prior year as a result of higher volumes.
Recycling revenues
Fiscal year 2018 recycling revenues decreased from the prior year as a result of the following:

•	$(23.5) million from unfavorable commodity pricing in the marketplace; and

•	$(7.2) million from lower commodity volumes; partially offset by

•	$10.6 million from higher tipping fees, as we increased variable tipping fees at our facilities as commodity prices declined.
Fiscal year 2017 recycling revenues increased from the prior year as a result of the following:

•	$10.4 million from favorable commodity pricing in the marketplace; and

•	$0.2 million from higher commodity volumes; partially offset by

•	$(1.2) million from lower tipping fees, as we reduced variable tipping fees at our facilities as commodity prices increased.

Operating Expenses
A summary of our cost of operations, general and administration expenses and depreciation and amortization expenses is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,
	2018		2017		2016

Cost of operations	$453.3	68.6%	$405.2	67.6%	$382.0	67.6%
General and administration	$84.8	12.8%	$79.2	13.2%	$75.4	13.3%
Depreciation and amortization	$70.5	10.7%	$62.1	10.4%	$61.9	10.9%
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
Fiscal Year 2018 Compared to Fiscal Year 2017
An explanation of the period-to-period change in cost of operations is as follows:
Third-party direct costs in fiscal year 2018 increased $23.5 million from the prior year as a result of the following:

•
higher hauling and third-party transportation costs associated with: higher collection volumes related to acquisition activity; higher collection volumes related to organic business growth in our Eastern region; a large contaminated soil project in our Western region resulting in higher third-party costs for processing and transportation of soils; higher brokerage volumes in our Customer Solutions line-of-business with high pass through direct costs; and higher volumes being directed to third-party sites driven by a large new sludge transportation and disposal contract in our Organics line-of-business; and

•
higher disposal costs associated with: higher transportation volumes in our Western region; increased third-party disposal pricing in our Western region; acquisition activity; and the use of alternative third-party disposal sites in our Organics line-of-business; partially offset by

•	lower purchased material costs in our Recycling and Customer Solutions lines-of-business.
Labor and related benefit costs in fiscal year 2018 increased $9.1 million from the prior year as a result of the following:

•	higher labor costs related to acquisition activity;

•	higher labor costs related to higher collection volumes in our Eastern region;

•	higher labor costs related to higher wages in our Western region; and

•	higher labor costs as we slowed processing lines and added labor in an effort to improve product quality and reduce contamination in finished products in our Recycling line-of-business.
Direct operational costs in fiscal year 2018 increased $6.0 million from the prior year as a result of the following:

•	higher host community fees on higher volumes associated with certain landfills in our Eastern and Western regions;

•
higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of the Subtitle D landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in our Eastern region;

•	higher landfill operating lease amortization associated primarily with increased landfill volumes at certain landfills in our Western region;

•	higher landfill operating costs at certain landfills in our Eastern and Western regions; and

•	higher supplies and consumables cost in our Organics and Recycling lines-of-business.
Maintenance and repair costs in fiscal year 2018 increased $5.9 million from the prior year as a result of higher fleet and facility maintenance costs due to acquisition activity and organic business growth.

Fuel costs in fiscal year 2018 increased $3.5 million from the prior year as a result of higher diesel fuel pricing in the marketplace combined with higher volumes primarily associated with acquisition activity. The impact of higher fuel costs in the periods was almost completely offset through higher revenues from fees associated with the Energy component of the Energy and Environmental fee.
Fiscal Year 2017 Compared to Fiscal Year 2016
An explanation of the period-to-period change in cost of operations is as follows:
Third-party direct costs in fiscal year 2017 increased $9.1 million from the prior year as a result of the following:

•	higher purchased material costs in our Recycling and Customer Solutions lines-of-business;

•	higher disposal costs associated with higher transfer station volumes in our Western region, and additional costs from the use of alternative disposal sites in our Organics line-of-business; and

•
higher hauling and transportation costs associated with higher collection volumes in our Eastern region and increased volumes on lower margin commercial work in our Customer Solutions line-of-business; partially offset by decreased transportation services provided in our Western region; and lower commodity volumes in our Organics line-of-business.

Labor and related benefit costs in fiscal year 2017 increased $5.4 million from the prior year as a result of the following:

•	higher healthcare costs of $1.7 million associated with claims experience;

•
higher labor costs associated with higher collection volumes in our Eastern region, higher landfill and transfer station volumes in our Western region, as well as customer growth related to several new municipal contracts; and

•
higher labor costs associated with higher product quality standards from commodity buyers resulting in lower throughput and additional manpower needs in our Recycling line-of-business, and to a lesser extent higher volumes.

Direct operational costs in fiscal year 2017 increased $5.5 million from the prior year as a result of the following:

•
higher leachate disposal costs and landfill operating costs at certain landfills in our Western region due to increased rainfall through early summer and the timing of various landfill construction projects;

•	higher host community fees associated with increased volumes at certain landfills in our Western region;

•	higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of Southbridge Landfill; and

•	higher equipment rental costs in our Eastern region; partially offset by

•	lower landfill operating costs associated with certain landfills in our Eastern region.
Maintenance and repair costs in fiscal year 2017 increased $2.3 million from the prior year as a result of the following:

•	higher fleet maintenance costs in our Western region; and

•	higher facility maintenance costs in our Recycling region.
Fuel costs in fiscal year 2017 increased $0.9 million from the prior year as a result of higher consumption and increased diesel fuel prices.
General and Administration
General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.
Fiscal Year 2018 Compared to Fiscal Year 2017
An explanation of the period-to-period change in general and administration expense is as follows:
Labor and related benefit costs in fiscal year 2018 increased $2.6 million from the prior year as a result of higher labor costs associated with acquisition activity, and higher equity compensation expense associated with performance stock unit grants that incur expense based on actual and estimated operational performance, partially offset by lower accrued incentive compensation.

Professional fees in fiscal year 2018 increased $1.4 million as a result of higher legal fees associated with various legal proceedings, as discussed in Note 11, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K, and higher consulting, accounting and audit fees associated with the implementation of an enterprise resource planning and accounting software solution and the adoption of new accounting guidance.
Bad debt expense in fiscal year 2018 increased $1.3 million due primarily to the impact of revenue growth, a large recovery in the prior year and several customer bankruptcies.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Fiscal Year Ended December 31,
	2018		2017		2016

Depreciation expense	$35.4	5.4%	$32.1	5.4%	$33.2	5.9%
Landfill amortization expense	31.8	4.8%	27.9	4.7%	26.5	4.7%
Other amortization expense	3.3	0.5%	2.1	0.3%	2.2	0.3%
	$70.5	10.7%	$62.1	10.4%	$61.9	10.9%
Fiscal Year 2018 Compared to Fiscal Year 2017
An explanation of the period-to-period change in depreciation and amortization expense is as follows:

•	depreciation and other amortization expense increased due to acquisition activity; and

•
landfill amortization expense increased due to higher landfill volumes at certain landfills in our Eastern and Western regions, combined with an increase in our average overall amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills.

Fiscal Year 2017 Compared to Fiscal Year 2016

An explanation of the period-to-period change in depreciation and amortization expense is as follows:

•
landfill amortization expense increased in fiscal year 2017 from the prior year due to the higher landfill volumes in our Western region combined with an increase in our average overall amortization rate as a result of changes in cost estimates and other assumptions associated with our landfills; partially offset by

•
lower depreciation expense due to the asset impairment associated with closure of the Southbridge Landfill, the timing of capital expenditures and acquisitions, and the related make-up of fixed assets.

Southbridge Landfill Closure Charge, Net
In June 2017, we initiated the plan to cease operations of our Southbridge Landfill. Accordingly, in fiscal years 2018 and 2017, we recorded charges associated with the closure of our Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2018	2017
Asset impairment charge (1)	$—	$48.0
Project development charge (2)	—	9.1
Environmental remediation charge (3)	—	6.4
Contract settlement charge (4)	8.7	—
Landfill closure project charge (5)	6.0	—
Charlton settlement charge (6)	1.2	—
Legal and transaction costs (7)	2.2	1.7
Recovery on insurance settlement (8)	(10.0)	—
Southbridge Landfill closure charge, net	$8.1	$65.2

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

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the installation of a municipal waterline.

(4)
We recorded a contract settlement charge associated with the closure of Southbridge Landfill and the remaining future obligations due to the Town of Southbridge under the landfill operating agreement with the Town of Southbridge.

(5)	We recorded a landfill closure project charge associated with increased costs under the revised closure plan at our Southbridge Landfill.

(6)	We established a reserve associated with settlement of the Town of Charlton's claim against us.

(7)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure.

(8)	We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure.
See Item 3, "Legal Proceedings" of this Annual Report on Form 10-K and Note 11, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for additional disclosure over the closure of Southbridge Landfill.
Contract Settlement Charge
In fiscal year 2018, we recorded contract settlement charges of $2.1 million associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Expense from Acquisition Activities and Other Items
In fiscal year 2018, we recorded a charge of $1.9 million associated with acquisition activities and the write-off of deferred costs related to the expiration of our shelf registration statement and, in fiscal year 2017, we recorded a charge of $0.2 million related to acquisition activities.
Development Project Charge
In fiscal year 2018, we recorded development project charges of $0.3 million associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the North Country Environmental Services landfill ("NCES Landfill").
Environmental Remediation Charge

We recorded an environmental remediation charge of $0.9 million in fiscal year 2016 due to changes in cost estimates associated with the Potsdam environmental remediation liability as discussed in Note 11, Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
Other expenses
Interest Expense, net
Our interest expense, net increased $1.1 million in fiscal year 2018 and decreased $(13.8) million in fiscal year 2017 from the prior years, respectively. As described below, we successfully lowered our borrowing costs in fiscal year 2017 through the refinancing of our previously outstanding senior secured credit facility and the early redemption, repurchase and retirement of the remaining $370.3 million of our 7.75% senior subordinated notes due February 2019 ("2019 Notes") in fiscal year 2016. We continued to lower our borrowing costs in fiscal year 2017 through the repricing of our previously outstanding senior secured credit facility and the eventual refinancing of our than existing senior secured credit facility in fiscal year 2018. In order to fix our interest rates and reduce our market risk, we completed the issuance or remarketing of various tax-exempt bonds from fiscal year 2016 to fiscal year 2018, and successfully hedged, up to $190.0 million as of December 31, 2018, the variable rate portion of our long-term debt by entering into interest rate derivative agreements. As a result, we have been able to reduce our borrowing costs and our exposure to market risk, while providing ourselves with more financial flexibility to pursue growth opportunities through acquisitions in fiscal year 2018. This acquisition activity resulted in higher average debt balances in fiscal year 2018 and, as a result, higher interest expense despite our lower borrowing costs.
Impairment of Investments
As of December 31, 2018, we owned 6.8% of the outstanding common stock of Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In fiscal year 2018, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we performed a valuation analysis in fiscal year 2018, which used an income approach based on discounted cash flows to determine an equity value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on this analysis, it was determined that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $1.1 million in fiscal year 2018.
Loss on Debt Extinguishment
In order to lower our borrowing costs and reduce our market risk we completed the following transactions that resulted in a loss on debt extinguishment in fiscal years 2018, 2017 and 2016 of $7.4 million, $0.5 million and $13.7 million, respectively, associated with the following:

•
the write-off of debt issuance costs and unamortized discount, in the case of our term loan B facility ("Term Loan B Facility") in fiscal year 2018, associated with the refinancing of our previously outstanding senior secured credit facilities in fiscal year 2018 and fiscal year 2016 and an amendment to our previously outstanding senior secured credit facility in fiscal year 2017:

•
the write-off of debt issuance costs in connection with the remarketing of our Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") in fiscal year 2018 and the remarketing of our Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”) and Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into the Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") in fiscal year 2017; and

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of our then outstanding 2019 Notes in fiscal years 2016.

(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes was $(0.4) million in fiscal year 2018, $(15.3) million in fiscal year 2017 and $0.5 million in fiscal year 2016. The (benefit) provision for income taxes for fiscal years 2018, 2017 and 2016 include a deferred tax provision (benefit) of $1.3 million, $(15.6) million and $0.6 million, respectively.

During fiscal year 2018, we recognized a $(0.9) million deferred tax benefit related to the acquisition of Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete") due to a reduction of the valuation allowance, including a $(1.6) million deferred tax benefit in the quarter ended March 31, 2018, a $0.4 million deferred tax expense in the quarter ended September 30, 2018 and a $0.3 deferred tax expense in the quarter ended December 31, 2018. The valuation allowance decreased based upon the recognition of additional reversing temporary differences related to the $0.9 million deferred tax liability recorded through goodwill on the acquisition. The $0.9 million deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax basis. The $(1.6) million deferred tax benefit recognized in the quarter ended March 31, 2018 was based on initial estimates of the Complete temporary differences and was adjusted by $0.7 million in the subsequent quarters based on the availability of better estimates of the Complete temporary differences upon the filing of the prior year returns by Complete’s sellers and anticipated net operating loss carryforwards.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax has been repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $110.6 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in future tax years. Federal net operating losses generated after 2017 are carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities for changes under the Act including (a) revaluing our federal net deferred taxes assets before valuation allowance using the 21% tax rate; (b) revaluing our federal valuation allowance using the 21% tax rate; and (c) recognizing a federal deferred tax benefit for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.
The benefit for income taxes for fiscal year 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We have $3.8 million minimum tax credit carryforwards of which $1.9 million is refundable for 2018, and recognized in fiscal year 2018 as a current income tax benefit of $1.9 million, offset by $1.9 million in the deferred tax provision.
The deferred tax provision for fiscal year 2016 was primarily related to the deferred tax liability for indefinite lived assets. Since we could not determine when the deferred tax liability related to indefinite lived assets would reverse, this amount could not be used as a future source of taxable income against which to benefit deferred tax assets.
Segment Reporting
A summary of revenues by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change	Fiscal Year Ended December 31,		$ Change
	2018	2017		2017	2016

Eastern	$206.5	$181.2	$25.3	$181.2	$176.5	$4.7
Western	286.3	250.8	35.5	250.8	233.2	17.6
Recycling	42.2	62.3	(20.1)	62.3	52.9	9.4
Other	125.7	105.0	20.7	105.0	102.4	2.6
Total	$660.7	$599.3	$61.4	$599.3	$565.0	$34.3

Eastern Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2018 vs Fiscal Year 2017		Period-to-Period Change for Fiscal Year 2017 vs Fiscal Year 2016
	Amount	% of Growth	Amount	% of Growth
Price	$8.1	4.5%	$5.4	3.1%
Volume	0.3	0.1%	(2.4)	(1.4)%
Surcharges and other fees	2.8	1.6%	—	—%
Commodity price & volume	0.1	0.1%	(0.6)	(0.4)%
Acquisitions	15.8	8.7%	2.3	1.3%
Closed landfill	(1.8)	(1.0)%	—	—%
Solid waste revenues	$25.3	14.0%	$4.7	2.6%
Price.
The price change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•	$6.0 million from favorable collection pricing; and

•	$2.1 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$3.5 million from favorable collection pricing; and

•	$1.9 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•	$1.6 million from higher collection volumes; partially offset by

•	$(0.9) million from lower disposal volumes (of which $(0.2) million relates to lower landfill volumes and $(0.7) million relates to lower transfer station volumes); and

•	$(0.4) million from lower processing volumes.
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
Surcharges and other fees.
The surcharges and other fees change component in in fiscal year 2018 solid waste revenues growth from the prior year is a result of higher recovery from the Energy component of the Energy and Environmental fee and a higher recovery from the SRA fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the further implementation of the program and higher diesel fuel pricing. The SRA fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in fiscal year 2018 total solid waste revenues growth is the result of higher energy volumes.
The commodity price and volume change component in fiscal year 2017 total solid waste revenues growth is the result of decreased energy pricing and volumes.
Acquisitions.

The acquisitions and divestitures change component in fiscal year 2018 solid waste revenues growth is a result of the acquisition of two business comprised of solid waste collection and transfer operations in fiscal year 2018, combined to a lesser extent with roll over impact of acquisitions made in fiscal year 2017.
The acquisitions and divestitures change component in fiscal year 2017 solid waste revenues growth is the result of the acquisition of a solid waste collection business in the quarter ended June 30, 2017.
Closed landfill.
The closed landfill change component in fiscal year 2018 total solid waste revenues growth from prior year is the result of the closure of our Southbridge Landfill in the quarter ended December 31, 2018.
Western Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2018 vs Fiscal Year 2017		Period-to-Period Change for Fiscal Year 2017 vs Fiscal Year 2016
	Amount	% of Growth	Amount	% of Growth
Price	$11.3	4.5%	$6.6	2.8%
Volume	7.6	3.1%	8.0	3.5%
Surcharges and other fees	4.5	1.8%	0.5	0.2%
Commodity price & volume	(0.9)	(0.4)%	1.4	0.6%
Acquisitions	13.0	5.2%	1.1	0.5%
Solid waste revenues	$35.5	14.2%	$17.6	7.6%
Price.
The price change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•	$7.9 million from favorable collection pricing; and

•	$3.4 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•	$4.2 million from favorable collection pricing; and

•	$2.4 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of the following:

•
$8.6 million from higher disposal volumes (of which $3.8 million relates to higher landfill volumes and $4.8 million relates to higher transportation volumes associated with a large contaminated soil project); partially offset by

•	$(1.0) million from lower collection volumes.
The volume change component in fiscal year 2017 solid waste revenues growth from the prior year is a result of the following:

•
$7.8 million from higher disposal volumes disposal volumes (of which $5.1 million relates to higher landfill volumes, $1.2 million relates to higher transfer station volumes and $1.5 million relates to higher transportation volumes); and

•	$0.3 million from higher processing volumes .
Fuel surcharges and other fees.
The surcharges and other fees change component in fiscal year 2018 solid waste revenues growth from the prior year is a result of higher recovery from the Energy component of the Energy and Environmental fee and a higher recovery from the SRA fee that has anniversaried. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Energy component of the fee increased due to both the further implementation of the program and higher diesel fuel pricing. The SRA fee floats on a monthly basis based on recycled commodity prices.

Commodity price and volume.
The commodity price and volume change component in fiscal year 2018 solid waste revenues growth from the prior year is the result of unfavorable energy pricing and lower commodity volumes within our processing operations, partially offset by higher landfill gas-to-energy volumes.
The commodity price and volume change component in fiscal year 2017 solid waste revenues growth from the prior year is the result of favorable commodity pricing and higher volumes within our processing operations, partially offset by lower landfill gas-to-energy volumes.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2018 solid waste revenues growth from the prior year is the acquisition of six solid waste collection businesses and a transfer business in fiscal year 2018, combined to a lesser extent with roll over impact of acquisitions made in fiscal year 2017.
The acquisitions and divestitures change component in fiscal year 2017 solid waste revenues growth from the prior year is the result of the acquisition of three solid waste collection businesses in fiscal year 2017, combined to a lesser extent with roll over impact of acquisitions made in fiscal year 2016.
Operating Income (Loss)
A summary of operating income (loss) by operating segments (in millions) follows:

	December 31,		$ Change	December 31,		$ Change
	2018	2017		2017	2016

Eastern	$4.7	$(51.9)	$56.6	$(51.9)	$9.7	$(61.6)
Western	41.5	35.0	6.5	35.0	30.6	4.4
Recycling	(7.8)	2.8	(10.6)	2.8	2.5	0.3
Other	1.3	1.5	(0.2)	1.5	2.1	(0.6)
Total	$39.7	$(12.6)	$52.3	$(12.6)	$44.9	$(57.5)
Eastern Region
Fiscal Year 2018 Compared to Fiscal Year 2017
Eastern region operating income increased $56.6 million in fiscal year 2018 from the prior year including the following items:

•	the $(8.1) million and $(65.2) million Southbridge Landfill closure charge, net in fiscal year 2018 and fiscal year 2017, respectively, associated with the closure of our Southbridge Landfill;

•	the $(0.6) million of expense from acquisition activities and other items associated with acquisition activities; and

•	the $(0.3) million development project charge associated with the write-off of deferred costs associated with our NCES Landfill.
Our operating performance in fiscal year 2018 improved as a result of the revenue changes outlined above considering the impact of the following cost changes:
Cost of operations: Cost of operations increased $23.3 million in fiscal year 2018 from the prior year as a result of the following:

•	higher hauling and third-party transportation costs associated with higher collection volumes related to organic growth and acquisition activity;

•	higher disposal costs associated with the acquisition activity;

•	higher labor costs associated with acquisitions and higher collection volumes;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased revenues from fees associated with the Energy and Environmental fee, combined with higher volumes;

•	higher host community fees at certain landfills;

•	higher accretion expense associated with the acceleration of asset retirement obligations due to the closure of our Southbridge Landfill;

•	higher landfill operating costs primarily at the Southbridge Landfill and the Subtitle D landfill located in West Old Town, Maine; and

•	higher fleet and facility maintenance costs.
General and administration: General and administration expense increased $1.3 million in fiscal year 2018 due to higher labor and related benefit costs associated with acquisition activity and business growth and higher shared overhead costs associated with equity compensation expense, partially offset by lower accrued incentive compensation.
Depreciation and amortization: Depreciation and amortization expense increased $2.7 million in fiscal year 2018 due primarily to acquisition activity and higher landfill amortization expense associated with volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Fiscal Year 2017 Compared to Fiscal Year 2016
Eastern region operating income decreased $(61.6) million in fiscal year 2017 from the prior year including the following items:

•	the $(65.2) million Southbridge Landfill closure charge, net associated with the closure of our Southbridge Landfill; and

•	the $(0.2) million expense from acquisition activities and other items associated with legal costs for the acquisition of Complete in January 2018.
Our operating performance in fiscal year 2017 improved as a result of the revenue changes outlined above considering the impact of the following cost changes:
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
General and administration: General and administration expenses increased by $1.7 million in fiscal year 2017 due to higher shared overhead costs associated with an increase in healthcare costs and higher equity compensation expense, partially offset by lower bad debt expense.
Depreciation and amortization: Depreciation and amortization expense decreased by $(3.2) million in fiscal year 2017 due to lower landfill amortization expense associated with lower landfill volumes at the Southbridge Landfill and the NCES Landfill and changes to the asset retirement obligation amortization rate at the NCES Landfill, and lower depreciation expense due to the asset impairment associated with closure of the Southbridge Landfill.
Western Region
Fiscal Year 2018 Compared to Fiscal Year 2017
Western region operating income increased $6.5 million in fiscal year 2018 from the prior year including the following item:

•	the $(1.1) million of expense from acquisition activities and other items associated with acquisition activities.
Our operating performance in fiscal year 2018 improved as a result of the revenue changes outlined above considering the impact of the following cost changes:
Cost of operations: Cost of operations increased $28.9 million in fiscal year 2018 from the prior year as a result of the following:

•
higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and a large contaminated soils project resulting in higher third-party costs for processing and transportation of soils;

•	higher disposal costs associated with higher transportation volumes, increased third-party disposal pricing and acquisition activity;

•	higher labor costs related primarily to acquisition activity and higher wages;

•	higher fuel costs driven by higher diesel fuel pricing, which was offset by increased revenues from fees associated with the Energy and Environmental fee;

•	higher landfill operating lease amortization associated primarily with increased landfill volumes at certain landfills;

•	higher landfill operating costs at certain landfills;

•	higher host community fees at certain landfills; and

•	higher fleet maintenance costs.
General and administration: General and administration expense increased $4.4 million in fiscal year 2018 due to higher bad debt expense, higher accrued incentive compensation and an increase in shared overhead costs associated with higher equity compensation expense.
Depreciation and amortization: Depreciation and amortization expense increased $5.0 million in fiscal year 2018 due to acquisition activity and higher landfill amortization expense attributed to higher landfill volumes and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions with certain of our landfills.
Fiscal Year 2017 Compared to Fiscal Year 2016
Western region operating income increased $4.4 million in fiscal year 2017 from the prior year including the following items:

•	the $(0.9) million impact of the Potsdam environmental remediation liability charge in fiscal year 2016;
Our operating performance in fiscal year 2017 improved as a result of the revenue changes outlined above considering the impact of the following cost changes:
Cost of operations: Cost of operations increased by $12.3 million in fiscal year 2017 from the prior year as a result of the following:

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
General and administration: General and administration expenses increased by $2.0 million in fiscal year 2017 as a result of higher shared overhead costs associated with an increase in healthcare costs and higher equity compensation expense, partially offset by lower wages and personnel costs.
Depreciation and amortization: Depreciation and amortization expenses increased $3.3 million in fiscal year 2017 from the prior year due to higher landfill amortization expense (associated with the higher landfill volumes, combined with the volume mix and changes to landfill amortization rates as a result of changes in cost estimates and other assumptions associated with our landfills) more than offsetting lower depreciation expense attributed to the timing of capital expenditures and related make-up of fixed assets.
Recycling
Recycling operating income decreased by $(10.6) million in fiscal year 2018 from the prior year including the following item:

•	the $(2.1) million impact of the contract settlement charge associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Our operating performance in fiscal year 2018 declined due to lower revenues associated with unfavorable commodity pricing in the marketplace, partially offset by lower purchased material costs, and the following cost changes:

•	higher operating costs associated with slower processing speeds and added labor in an effort to meet tighter quality standards and reduce contamination;

•	higher disposal costs as we pulled higher rates of residue out of the recycling processing stream;

•	higher supplies and consumables costs; and

•	higher shared overhead costs associated with equity compensation; partially offset by

•	lower accrued incentive compensation.

Recycling operating income increased by $0.3 million in fiscal year 2017 from the prior year. Our operating performance in fiscal year 2017 improved due to the revenue changes outlined above considering the impact of the following cost changes:

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
Other
Other operating income decreased by $(0.2) million in fiscal year 2018 from the prior year. Our operating performance in fiscal year 2018 declined based on the impact of intercompany profits in our Organics line-of-business now passing through to landfill disposal sites, combined with declining margins as higher revenues, which were driven by a large new sludge transportation and disposal contract, also resulted in higher third-party transportation and disposal costs as much of these new volumes were directed to third-party sites. This was partially offset by the improved operating performance of our Customer Solutions line-of-business, as increased volumes and lower purchased material costs outweighed higher cost of operations associated with increased hauling and transportation costs.
Other operating income decreased by $(0.6) million in fiscal year 2017 from the prior year. Our operating performance in fiscal year 2017 declined based on lower operating performance of our Organics line-of-business, as lower operating costs did not offset the decline in commodity volumes and higher disposal costs due to the use of alternative disposal sites; and the improved operating performance of our Customer Solutions line-of-business, as increased volumes outweighed higher cost of operations associated with increased purchased material, hauling and transportation, and healthcare costs.
Liquidity and Capital Resources
Recent Developments
On January 25, 2019, we completed a public offering of 3.6 million share of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, landfill site and cell closure, as well as acquisitions. We generally meet our liquidity needs from operating cash flows and borrowings from our $200.0 million revolving line of credit facility ("Revolving Credit Facility" ).
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs, (in millions) follows:

	December 31,
	2018	2017
Cash and cash equivalents	$4.0	$2.0
Restricted assets:
Restricted investments securities - landfill closure	$1.2	$1.2
Long-term debt:
Current portion	$2.3	$4.9
Long-term portion	552.9	492.8
Total long-term debt	$555.2	$497.7
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$120.8	$107.5	$80.4
Net cash used in investing activities	$(164.2)	$(76.4)	$(63.0)
Net cash provided by (used in) financing activities	$45.4	$(31.6)	$(18.6)
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Net income (loss)	$6.4	$(21.8)	$(6.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70.5	62.1	61.9
Gain on sale of property and equipment	(0.5)	—	(0.6)
Depletion of landfill operating lease obligations	9.7	9.7	9.3
Interest accretion on landfill and environmental remediation liabilities	5.7	4.5	3.6
Stock-based compensation	8.4	6.4	3.4
Environmental remediation charge	—	—	0.9
Southbridge Landfill non-cash closure charge	16.2	63.5	—
Southbridge Landfill insurance settlement - investing activities	(3.5)	—	—
Non-cash expense from acquisition activities and other items	0.8	—	—
Development project charge	0.3	—	—
Amortization of debt issuance costs and discount on long-term debt	2.4	2.7	3.9
Loss on debt extinguishment	7.4	0.5	13.7
Impairment of investments	1.1	—	—
Deferred income taxes	1.3	(15.5)	0.6
	126.2	112.1	89.8
Changes in assets and liabilities, net	(5.4)	(4.6)	(9.4)
Net cash provided by operating activities	$120.8	$107.5	$80.4
Fiscal Year 2018 Compared to Fiscal Year 2017
A summary of the most significant items affecting the changes in our operating cash flows follows:
Improved operational performance in fiscal year 2018 as compared to fiscal year 2017 due to the following:

•
higher revenues of $61.3 million associated with: acquisition activity and higher revenues in our collection line-of-business, our Western region disposal line-of-business, our Customer Solutions line-of-business, and our Organics line-of-business; partially offset by

•
higher cost of operations of $48.1 million due to business growth resulting in higher third-party direct costs, higher labor costs, higher direct operational costs, higher fuel costs and higher fleet maintenance costs; and

•	higher general and administration expenses of $5.6 million.
The unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in fiscal year 2018 as compared to fiscal year 2017 was the result of the following:

•	an increase in cash outflows associated with the changes in accrued expenses and other liabilities;

•	a decrease in cash inflows associated with the changes in accounts receivable; partially offset by

•	a decrease in cash outflows associated with the changes in accounts payable; and

•	a decrease in cash outflows associated with the changes in prepaid expenses, inventories and other assets.
Fiscal Year 2017 Compared to Fiscal Year 2016
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

•	higher cost of operations of $23.2 million driven by lower third-party direct costs, lower labor and related benefit costs, and lower fuel costs; partially offset by

•
higher general and administration expenses of $3.8 million driven by higher third-party direct costs, higher labor and related benefit costs, including significant healthcare cost increases, higher maintenance costs, and higher direct operational costs.

The favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in fiscal year 2017 as compared to fiscal year 2016 was the result of the following:

•	a decrease in cash outflows associated with cash interest payments running through accrued expenses and other liabilities;

•	a decrease in cash outflows associated with the changes in prepaid expenses, inventories and other assets; and

•	a decrease in cash outflows associated with the changes in accounts payable; partially offset by

•	an increase in cash outflows associated with the changes in accrued payroll and incentive compensation; and

•	a decrease in cash inflows associated with the changes in accounts receivable.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Acquisitions, net of cash acquired	$(88.9)	$(5.1)	$(2.8)
Additions to property, plant and equipment	(73.2)	(64.9)	(54.2)
Payments on landfill operating lease contracts	(7.4)	(7.2)	(7.3)
Proceeds from sale of property and equipment	0.8	0.7	1.3
Proceeds from Southbridge landfill insurance settlement	3.5	—	—
Proceeds from property insurance settlement	1.0	—	—
Net cash used in investing activities	$(164.2)	$(76.5)	$(63.0)
Fiscal Year 2018 Compared to Fiscal Year 2017
A summary of the most significant items affecting the change in our investing cash flows for fiscal year 2018 from the prior year follows:
Acquisitions, net of cash acquired. We acquired six solid waste collection businesses and one transfer business in our Western region and two business comprised of solid waste collection and transfer operations in our Eastern region for total consideration of $99.5 million, including $86.7 million in cash. We also made payment on $2.3 million in holdback amounts in fiscal year 2018.
Capital expenditures. Capital expenditures were $8.3 million higher in fiscal year 2018 as compared to fiscal year 2017 primarily due to business growth and acquisition activity.
Payments on landfill operating lease contracts. Landfill operating lease payments increased $0.2 million in fiscal year 2018 as compared to fiscal year 2017 due to increased payments related to our landfill located in Chemung, New York.

Proceeds from Southbridge Landfill insurance recovery for investing activities. We recorded a recovery on environmental insurance settlement associated with the Southbridge Landfill closure, of which $3.5 million of the $10.0 million recovered related to the recovery of net cash previously used in investing activities.
Proceeds from property insurance settlement. We recovered insurance proceeds of $1.0 million pertaining to property damage related to a fire at a transfer station in our Western region.
Fiscal Year 2017 Compared to Fiscal Year 2016
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
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Proceeds from long-term borrowings	$634.7	$185.5	$604.9
Principal payments on long-term debt	(584.2)	(217.0)	(608.2)
Payments of debt issuance costs	(5.6)	(1.5)	(8.2)
Payments of debt extinguishment costs	—	—	(7.2)
Proceeds from the exercise of share based awards	0.5	1.3	0.1
Net cash provided by (used in) financing activities	$45.4	$(31.7)	$(18.6)
Fiscal Year 2018 Compared to Fiscal Year 2017
A summary of the most significant items affecting the change in our financing cash flows for fiscal year 2018 from the prior year follows:
Debt activity. Debt borrowings increased by $449.2 million and debt payments increased by $367.2 million in fiscal year 2018, resulting in an increase of long-term debt by $50.5 million. The increase in net financing cash flows related to debt activity is associated primarily with increased borrowings related to acquisition activity, and to a lesser extent debt issuance costs associated with financing activities. This is compared to fiscal year 2017 activity that resulted in a reduction of long-term debt by $(31.5) million associated with the repayment of $(30.1) million of long-term debt under the previously outstanding senior secured credit facility in fiscal year 2017.
Payments of debt issuance costs. We made $5.6 million of debt issuance cost payments in fiscal year 2018 related primarily to the issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) and the refinancing of our Credit Facility as compared to $1.5 million in fiscal year 2017 related to the repricing of our $350.0 million aggregate principal amount Term Loan B Facility and the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3.

Fiscal Year 2017 Compared to Fiscal Year 2016
A summary of the most significant items affecting the change in our financing cash flows for fiscal year 2017 from the prior year follows:
Debt activity. Debt borrowings decreased by $419.4 million and debt payments decreased by $391.2 million in fiscal year 2017, resulting in a reduction of long-term debt by $(31.5) million primarily associated with the repayment of $(30.1) million of long-term debt under the previously outstanding senior secured credit facility in fiscal year 2017. This is compared to fiscal year 2016 activity that resulted in a reduction of long-term debt by $(3.3) million associated with the repurchase or redemption, as applicable, of $370.3 million our 2019 Notes; the refinancing of the previously outstanding senior secured asset-based revolving credit and letter of credit facility in fiscal year 2016; and the issuance of $15.0 million of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") in fiscal year 2016.
Payments of debt issuance costs. We made $1.5 million of debt issuance cost payments in fiscal year 2017 related to the repricing and the remarketing of the FAME Bonds 2005R-1 and the FAME Bonds 2005R-2 into the FAME Bonds 2005R-3 as compared to $8.1 million in fiscal year 2016 related to the refinancing of our ABL Facility with our Credit Facility and the issuance of New York Bonds 2014R-2.
Proceeds from the exercise of share based awards. We received $1.3 million of cash receipts associated with the exercise of stock options in fiscal year 2017 as compared to $0.1 million in fiscal year 2016 due primarily to the appreciation of our stock price and the expiration of certain management grants.
Outstanding Long-Term Debt
Credit Facility
In fiscal year 2018, we entered into a credit agreement ("Credit Agreement"), which provides for a $350.0 million aggregate principal amount term loan A facility ("Term Loan Facility") and a $200.0 million revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility"). The net proceeds from this transaction were used to repay in full the amounts outstanding of the Term Loan B Facility and the $160.0 million revolving line of credit facility ("Refinanced Revolving Credit Facility") plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount $125.0 million, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term and will initially bear interest at a rate of LIBOR plus 2.00% per annum, which will be reduced to a rate of LIBOR plus 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2018, further advances were available under the Credit Facility in the amount of $107.9 million. The available amount is net of outstanding irrevocable letters of credit totaling $22.5 million, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2018, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Fiscal Year Ended December 31, 2018	Covenant Requirements at December 31, 2018
Maximum consolidated net leverage ratio (1)	3.62	4.75
Minimum interest coverage ratio	6.35	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $553.2 million as of December 31, 2018, or $555.2 million of consolidated funded debt less $2.0 million of cash and cash equivalents in excess of $2.0 million as of December 31, 2018), divided by minimum consolidated EBITDA. Minimum consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2018. Consolidated funded debt, net unencumbered cash and cash equivalents in excess of $2.0 million, and minimum consolidated EBITDA are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of minimum consolidated EBITDA to net cash provided by operating activities is as follows (in millions):

Twelve Months Ended December 31, 2018
Net cash provided by operating activities	$120.8
Changes in assets and liabilities, net of effects of acquisitions and divestitures	5.4
Gain on sale of property and equipment	0.5
Non-cash expense from acquisition activities and other items	(0.8)
Developmental project charge	(0.3)
Loss on debt extinguishment	(7.4)
Stock based compensation	(8.4)
Impairment of investments	(1.1)
Southbridge landfill non-cash closure charge	(16.2)
Southbridge Landfill insurance recovery for investing activities	3.5
Interest expense, less amortization of debt issuance costs	23.9
Benefit for income taxes, net of deferred income taxes	(1.6)
Adjustments as allowed by the Credit Agreement	34.7

Minimum consolidated EBITDA	$153.0
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of December 31, 2018, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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
Tax-Exempt Financings
New York Bonds. As of December 31, 2018, we had outstanding $25.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") and $15.0 million aggregate principal amount of New York Bonds 2014R-2 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014R-1 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.

Maine Bonds. In fiscal year 2018, we completed the issuance of $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”). As of December 31, 2018, we had outstanding $25.0 million aggregate principal amount of FAME Bonds 2005R-3, $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of FAME Bonds 2015R-2 (collectively, the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. In fiscal year 2018, we completed the remarketing of $16.0 million aggregate principal amount of senior unsecured Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). As of December 31, 2018, we had outstanding $16.0 million aggregate principal amount of Vermont Bonds. The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.63% per annum through April 2, 2028, after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of December 31, 2018, we had outstanding $11.0 million aggregate principal amount of senior unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds are not be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2018 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt and capital leases	$2,298	$4,823	$422,673	$125,455	$555,249
Interest obligations (1)	25,157	49,953	48,432	63,710	187,252
Non-cancellable operating leases	9,871	11,789	3,197	4,616	29,473
Landfill operating lease contracts	5,701	11,006	11,006	60,529	88,242
FInal capping / closure / post-closure	10,340	14,904	16,585	134,401	176,230
Total contractual cash obligations (2)	$53,367	$92,475	$501,893	$388,711	$1,036,446

(1)	Based on long-term debt and capital lease balances as of December 31, 2018. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2018.

(2)	Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2019.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2018. For a description of our commitments and contingencies, see Note 9, Final Capping, Closure and Post-Closure Costs, Note 11, Commitments and Contingencies and Note 15, Income Taxes, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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
See Note 9, Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
See Note 11, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2018. As of December 31, 2018, the Step 1 testing for goodwill impairment performed for our Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that in each case the fair value of our Eastern, Western, Recycling and Customer Solutions reporting units exceeded its carrying value by in excess of 21.5%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2018, 2017 and 2016. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible assets consist primarily of covenants not-to-compete and customer lists. Intangible assets are recorded at fair value and are amortized based on the economic benefit provided or using the straight-line method over their estimated useful lives. Covenants not-to-compete and customer lists are typically amortized over a term of no more than 10 years.
See Note 8, Goodwill and Intangible Assets to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2018 under the workers’ compensation plan was $1.0 million per individual event. Our maximum exposure in fiscal year 2018 under the automobile plan was $1.2 million per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
See Note 15, Income Taxes to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure, including the effect of the Act on income taxes.
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
See Note 11, Commitments and Contingencies to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
See Note 12, Stockholders Equity to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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
See Note 14, Employee Benefit Plans to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for further disclosure.
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

Interest Rate Volatility
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. As of December 31, 2018, we are party to nine interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these hedging instruments is $190.0 million and we receive interest based on the 1-month LIBOR index, restricted by a 1.00% floor in certain instances, and pay interest at a weighted average fixed rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We have $135.6 million of fixed rate debt as of December 31, 2018 in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $229.6 million of long-term debt as of December 31, 2018. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.5% at December 31, 2018. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $2.3 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Through our Recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to offtake recycling commodity risks; (2) in-bound material recovery facilities ("MRF") customers receiving a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycling commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2018, we were not party to any commodity hedging agreements.
Should commodity prices change by $10 per ton, we estimate that our annual operating income margin would change by approximately $1.0 million annually. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors of and Stockholders of Casella Waste Systems, Inc.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
As discussed in Management’s Report on Internal Control Over Financial Reporting, management has excluded Youngblood Disposal Enterprises and its wholly owned subsidiaries (collectively Youngblood), Silvarole Transfer, Inc. and select assets of Silvarole Trucking, Inc. (collectively Silvarole), Boon & Sons, Inc. (Boon), Oceanside Rubbish, Inc. (Oceanside) and Al’s Maintenance (Al’s), because they were acquired by the Company in purchase business combinations during the third and fourth quarters of 2018 and have not yet been fully incorporated into the Company’s internal controls over financial reporting. We have also excluded Youngblood, Silvarole, Boon, Oceanside and Al’s from our report of internal controls over financial reporting. Collectively, Youngblood, Silvarole, Boon, Oceanside, and Al’s represent total assets and revenues of approximately 11% and 1.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Boston, Massachusetts
February 22, 2019

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,007	$1,995
Account receivables - trade, net of allowance for doubtful accounts of $931 and $809, respectively	74,937	65,953
Refundable income taxes	2,254	522
Prepaid expenses	7,345	8,299
Inventory	6,542	6,534
Other current assets	2,008	1,077
Total current assets	97,093	84,380
Property, plant and equipment, net of accumulated depreciation and amortization of $878,701 and $811,474, respectively	404,577	361,547
Goodwill	162,734	122,605
Intangible assets, net	34,767	8,149
Restricted assets	1,248	1,220
Cost method investments	11,264	12,333
Deferred income taxes	9,594	11,567
Other non-current assets	11,133	13,148
Total assets	$732,410	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2018	December 31, 2017
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and capital leases	$2,298	$4,926
Accounts payable	57,289	47,081
Accrued payroll and related expenses	10,969	12,183
Accrued interest	2,415	2,093
Contract liabilities	3,074	1,823
Current accrued capping, closure and post-closure costs	11,633	3,035
Other accrued liabilities	23,819	17,428
Total current liabilities	111,497	88,569
Long-term debt and capital leases, less current portion	542,001	477,576
Accrued capping, closure and post-closure costs, less current portion	61,442	59,255
Deferred income taxes	2,519	2,305
Other long-term liabilities	30,783	25,106
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Casella Waste Systems, Inc. stockholders' deficit:
Class A commons stock, 0.01 par value per share; 100,000,000 shares authorized; 41,944,000 and 41,298,000 shares issued and outstanding, respectively	419	413
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	373,716	356,638
Accumulated deficit	(388,669)	(395,107)
Accumulated other comprehensive (loss) income, net of tax	(1,308)	184
Total stockholders' deficit	(15,832)	(37,862)
Total liabilities and stockholders' deficit	$732,410	$614,949
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended December 31,
	2018	2017	2016
Revenues	$660,660	$599,309	$565,030
Operating expenses:
Cost of operations	453,291	405,188	381,973
General and administration	84,791	79,243	75,356
Depreciation and amortization	70,508	62,102	61,856
Southbridge Landfill closure charge, net	8,054	65,183	—
Expense from acquisition activities and other items	1,872	176	—
Environmental remediation charge	—	—	900
Contract settlement charge	2,100	—	—
Development project charge	311	—	—
	620,927	611,892	520,085
Operating income (loss)	39,733	(12,583)	44,945
Other expense (income):
Interest income	(273)	(273)	(290)
Interest expense	26,294	25,160	38,942
Loss on debt extinguishment	7,352	517	13,747
Impairment of investments	1,069	—	—
Other income	(745)	(935)	(1,090)
Other expense, net	33,697	24,469	51,309
Income (loss) before income taxes	6,036	(37,052)	(6,364)
(Benefit) provision for income taxes	(384)	(15,253)	494
Net income (loss)	6,420	(21,799)	(6,858)
Less: Net loss attributable to noncontrolling interests	—	—	(9)
Net income (loss) attributable to common stockholders	$6,420	$(21,799)	$(6,849)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for per share data)

	Fiscal Year Ended December 31,
	2018	2017	2016
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	42,688	41,846	41,233
Basic earnings per common share	$0.15	$(0.52)	$(0.17)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	44,168	41,846	41,233
Diluted earnings per common share	$0.15	$(0.52)	$(0.17)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended December 31,
	2018	2017	2016
Net income (loss)	$6,420	$(21,799)	$(6,858)
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	(361)	(410)	—
Interest rate swap amounts reclassified into interest expense	363	421	—
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(1,476)	267	—
Unrealized gain (loss) resulting from changes in fair value of marketable securities	—	59	(75)
Other comprehensive (loss) income	(1,474)	337	(75)
Tax effect related to items of other comprehensive (loss) income	—	85	—
Other comprehensive (loss) income, net of tax	(1,474)	252	(75)
Comprehensive income (loss)	4,946	(21,547)	(6,933)
Less: Net loss attributable to noncontrolling interests	—	—	(9)
Comprehensive income (loss) attributable to common stockholders	$4,946	$(21,547)	$(6,924)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' DEFICIT

	Casella Waste Systems, Inc. Stockholders' Deficit
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2015	$(21,597)	40,064	$401	988	$10	$344,518	$(366,459)	$7	$(74)
Net loss	(6,858)	—	—	—	—	—	(6,849)	—	(9)
Other comprehensive loss	(75)	—	—	—	—	—	—	(75)	—
Issuances of Class A common stock	528	508	5	—	—	523	—	—	—
Stock-based compensation	3,393	—	—	—	—	3,393	—	—	—
Contributions from noncontrolling interest holder	59	—	—	—	—	—	—	—	59
Balance, December 31, 2016	$(24,550)	40,572	$406	988	$10	$348,434	$(373,308)	$(68)	$(24)
Net loss	(21,799)	—	—	—	—	—	(21,799)	—	—
Other comprehensive income	252	—	—	—	—	—	—	252	—
Issuances of Class A common stock	1,779	726	7	—	—	1,772	—	—	—
Stock-based compensation	6,432	—	—	—	—	6,432	—	—	—
Other	24	—	—	—	—	—	—	—	24
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184	$—
Net income	6,420	—	—	—	—	—	6,420	—	—
Other comprehensive loss	(1,474)	—	—	—	—	—	—	(1,474)	—
Issuances of Class A common stock	1,017	496	5	—	—	1,012	—	—	—
Stock-based compensation	8,445	—	—	—	—	8,445	—	—	—
Issuance of Class A common stock - acquisition	7,622	150	1	—	—	7,621	—	—	—
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)	—
Balance, December 31, 2018	$(15,832)	41,944	$419	988	$10	$373,716	$(388,669)	$(1,308)	$—

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$6,420	$(21,799)	$(6,858)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,508	62,102	61,856
Depletion of landfill operating lease obligations	9,724	9,646	9,295
Interest accretion on landfill and environmental remediation liabilities	5,708	4,482	3,606
Amortization of debt issuance costs and discounts on long-term debt	2,449	2,692	3,881
Stock-based compensation	8,445	6,432	3,393
Environmental remediation charge	—	—	900
(Gain) loss on sale of property and equipment	(492)	49	(574)
Southbridge Landfill non-cash closure charge	16,179	63,526	—
Southbridge Landfill insurance recovery for investing activities	(3,506)	—	—
Non-cash expense from acquisition activities and other items	757	—	—
Development project charge	311	—	—
Loss on debt extinguishment	7,352	517	13,747
Impairment of investments	1,069	—	—
Deferred income taxes	1,250	(15,525)	583
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(5,833)	(4,664)	(1,029)
Accounts payable	9,091	2,084	76
Prepaid expenses, inventories and other assets	535	(1,404)	(2,256)
Accrued expenses and other liabilities	(9,133)	(600)	(6,186)
Net cash provided by operating activities	120,834	107,538	80,434
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(88,918)	(5,056)	(2,839)
Additions to property, plant and equipment	(73,232)	(64,862)	(54,238)
Payments on landfill operating lease contracts	(7,415)	(7,240)	(7,249)
Proceeds from Southbridge Landfill insurance recovery for investing activities	3,506	—	—
Proceeds from sale of property and equipment	870	711	1,362
Proceeds from property insurance settlement	992	—	—
Net cash used in investing activities	(164,197)	(76,447)	(62,964)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	634,700	185,500	604,850
Principal payments on long-term debt	(584,223)	(216,966)	(608,198)
Payments of debt issuance costs	(5,573)	(1,452)	(8,146)
Payments of debt extinguishment costs	—	—	(7,219)
Proceeds from the exercise of share based awards	471	1,278	128
Net cash provided by (used in) financing activities	45,375	(31,640)	(18,585)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,012	(549)	(1,115)
Cash, cash equivalents and restricted cash, beginning of period	1,995	2,544	3,659
Cash, cash equivalents and restricted cash, end of period	$4,007	$1,995	$2,544
The accompanying notes are an integral part of these consolidated financial statements.
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$23,523	$25,029	$42,712
Income taxes, net of refunds	$105	$146	$274
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets acquired through long-term obligations	$7,092	$3,564	$2,299
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share data)

1.     BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), its consolidated subsidiaries and any partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, our Eastern and Western regions, each of which provides a full range of solid waste services, and our larger-scale recycling and commodity brokerage operations through our Recycling segment. Organics services, ancillary operations, along with major account and industrial services are included in our Other segment.
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
Accounting standards updates ("ASU") that were adopted effective January 1, 2018
ASU 2017-12: Derivatives and Hedging (Topic 815)
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

The adoption of this guidance affects the designation and measurement guidance for qualifying hedging relationships and the method of presenting hedge results, including the addition of a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and no longer measuring and reporting hedge ineffectiveness. We early adopted this guidance using a modified retrospective approach effective April 1, 2018 with an initial application date of January 1, 2018 with no adjustment to Accumulated Deficit. See Note 10, Long-Term Debt and Capital Leases for additional disclosure.

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

ASU 2016-18: Statement of Cash Flows (Topic 230)
Requires that an entity should explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

The adoption of this guidance is retrospective to each period presented. As a result of this adoption, we reclassified $1,347 of restricted cash from net cash used in investing activities in fiscal year 2016.

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

We adopted the guidance using the modified retrospective approach effective January 1, 2018 with no adjustment to Accumulated Deficit. We adopted the standard through the application of the portfolio approach. We selected a sample of customer contracts to assess under the guidance of the new standard that were characteristically representative of each portfolio. Upon completion of our review, the guidance did not result in a significant change to the timing of revenue recognition. We identified certain immaterial sales commissions, which represent costs of obtaining a contract, that should be capitalized as contract acquisition costs under the guidance and amortized to general and administration expense over the expected life of the customer contract. Based on the immateriality of these sales commissions, no adjustment to Accumulated Deficit nor the accounting of these costs was deemed necessary. See Note 4, Revenue Recognition for additional disclosure.

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards that are pending adoption at December 31, 2018

ASU 2018-16: Derivatives and Hedging (Topic 815)	Allows an entity to use the overnight index swap ("OIS") rate as a benchmark interest rate for hedge accounting purposes in conjunction with ASU 2017-12: Derivatives and Hedging.
The adoption of this guidance is not expected to have a material impact on our consolidated financial statements as we do not have any hedges that use the OIS as a benchmark interest rate. This guidance is effective January 1, 2019 because we early adopted ASU 2017-12: Derivatives and Hedging, with an initial application date of January 1, 2018.

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

As of December 31, 2018, we did not record a goodwill impairment charge related to our annual goodwill impairment test because at that time the fair value of each reporting unit exceeded its respective carrying value. Upon adoption, if the carrying value of any of these reporting units exceeds the fair value when we perform a goodwill impairment test, we would record an impairment charge equal to the amount by which the carrying value exceeds its fair value. This guidance is effective January 1, 2020 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017.

ASU 2016-02, as amended through December 2018: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is the obligation of the lessee to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We adopted the guidance using the prospective optional transition method effective January 1, 2019, which allows us to elect not to restate comparative periods and recognize the effects of applying this guidance as a cumulative-effect adjustment to retained earnings as of January 1, 2019. Upon adopting this guidance, we will recognize a right-of-use asset and a lease liability for leases classified as operating leases with a term in excess of 12 months in our consolidated balance sheet. As a part of the implementation, we have applied the practical expedient package. The practical expedient package allowed us to: 1) not reassess lease classification for existing leases; 2) not reassess whether a contract contains a lease for existing contracts; and 3) not reassess initial direct costs for existing leases. With the assistance of third-party resources, we designed internal controls over the adoption of this guidance and implemented a third-party enterprise lease management software solution. In conjunction with this, we have modified our lease policy and internal business process to effectively manage and account for leases as well as support recognition and disclosure under the new standard. As of January 1, 2019, we expect to recognize a right-of-use asset for operating leases of between approximately $106,000 and $121,000 and a corresponding lease liability of between approximately $76,000 and $91,000 with the difference primarily associated with prepaid amounts for certain landfill operating leases that will be reclassified from property, plant and equipment. We do not expect to recognize a material cumulative effect adjustment to retained earnings and we do not expect the adoption of this guidance to have a material impact on our consolidated statements of operations or our consolidated statements of cash flows. We also do not expect that the adoption of this guidance will have a material impact on the accounting for our finance leases. This guidance will require additional disclosures over leases in order to comply with the standard.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted investment securities, accounts receivable-trade and derivative instruments. We maintain cash and cash equivalents and restricted investment securities with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable-trade is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2018, no single customer or customer group represented greater than 5% of total accounts receivable - trade. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable - trade. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
Accounts Receivable – Trade, Net of Allowance for Doubtful Accounts
Accounts receivable – trade represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable – trade are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable – trade, net of allowance for doubtful accounts represents its estimated net realizable value. Estimates are used in determining our allowance for doubtful accounts based on our historical collection experience, current trends, credit policy and a review of our accounts receivable – trade by aging category. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable - trade are written off when deemed to be uncollectible.
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
See the “Landfill Accounting” accounting policy below for additional disclosure over the amortization of landfill development costs and Note 7, Property, Plant and Equipment for disclosure over property, plant and equipment.

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
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during the fiscal years ended December 31, 2018 ("fiscal year 2018"), December 31, 2017 ("fiscal year 2017") and December 31, 2016 ("fiscal year 2016") was $140, $295 and $273, respectively.
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
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (1.5% as of December 31, 2018). Final capping, closure and post-closure liabilities are discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2018 is between approximately 8.7% and 9.8%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $5,556, $4,401 and $3,606 in fiscal years 2018, 2017 and 2016, respectively.
We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized and the costs are amortized based on the airspace related to the specific final capping event.
See Note 9, Final Capping, Closure and Post-Closure Costs for disclosure over asset retirement obligations related to final capping, closure and post-closure costs.
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted investment securities. Surety bonds securing closure and post-closure obligations at December 31, 2018 and December 31, 2017 totaled $201,177 and $164,893, respectively. Letters of credit securing closure and post-closure obligations as of December 31, 2018 and December 31, 2017 totaled $0 and $0, respectively. See Note 6, Restricted Assets for disclosure over restricted investment securities securing closure and post-closure obligations.
Landfill Operating Lease Contracts
We are party to four landfill operation and management agreements. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure obligations. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values.

In addition to up-front or one-time payments, the landfill operating agreements may require us to make future minimum rental payments, including success/expansion fees, other direct costs and final capping, closure and post-closure costs. The value of all future minimum rental payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of any land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement. See Note 7, Property, Plant and Equipment for disclosure over depletion of landfill operating lease contracts.
Leases
In addition to landfill operating leases, we lease property and equipment in the ordinary course of our business. Our leases have varying terms and may include renewal or purchase options, escalation clauses, restrictions, lease concessions, capital project funding, penalties or other obligations that we consider in determining minimum rental payments. Leases are either classified as operating leases or capital leases, as appropriate.
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
See Note 11, Commitments and Contingencies for disclosure over future minimum lease payments related to our operating leases.
Capital Leases. We capitalize assets acquired under capital leases at the inception of each lease and amortize them to depreciation expense over the useful life of the asset or the lease term, as appropriate. The present value of the related lease payments is recorded as a debt obligation.
See Note 10, Long-Term Debt and Capital Leases for disclosure over our future maturities of debt, which includes capital lease payments.
Effective January 1, 2019, we adopted ASU 2016-02, as amended through December 2018: Leases (Topic 842). See Note 2, Accounting Changes for additional disclosure over our adoptions of this guidance.
Goodwill and Intangible Assets
Goodwill. Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the “Asset Impairments” accounting policy below, we assess our goodwill for impairment at least annually.
See Note 8, Goodwill and Intangible Assets for disclosure over goodwill.
Intangible Assets. Intangible assets consist primarily of covenants not-to-compete and customer lists. Intangible assets are recorded at fair value and are amortized based on the economic benefit provided or using the straight-line method over their estimated useful lives. Covenants not-to-compete and customer lists are typically amortized over a term of no more than 10 years.
See Note 8, Goodwill and Intangible Assets for disclosure over intangible assets.
Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of December 31, 2018 and December 31, 2017, we had no investments accounted for under the equity method of accounting.
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
Fair Value of Financial Instruments
Our financial instruments may include cash and cash equivalents, accounts receivable-trade, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs and restricted cash reserved to finance certain capital projects, interest rate derivatives, trade payables and long-term debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.
See Note 10, Long-Term Debt and Capital Leases and Note 13, Fair Value of Financial Instruments for fair value disclosure over long-term debt and financial instruments, respectively. See the “Derivatives and Hedging” accounting policy below for the fair value disclosure over interest rate derivatives.
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
See Note 5, Business Combinations for disclosure over business acquisitions.
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
See Note 11, Commitments and Contingencies for disclosure over environmental remediation liabilities.

Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2018 under the workers’ compensation plan was $1,000 per individual event. Our maximum exposure in fiscal year 2018 under the automobile plan was $1,200 per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarially determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $15,040 and $14,480 as of December 31, 2018 and December 31, 2017, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
See Note 15, Income Taxes for disclosure related to income taxes, including the effect of the Act on income taxes.
Derivatives and Hedging
We account for derivatives and hedging activities in accordance with derivatives and hedging accounting guidance that establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The guidance requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Our objective for utilizing derivative instruments is to reduce our exposure to fluctuations in cash flows due to changes in the commodity prices of recycled paper and adverse movements in interest rates.
Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We evaluate the hedges and ensure that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance. Designated as highly effective cash flow hedges, both the effective and ineffective portion of the change in the fair value of these derivatives is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income (loss) until the hedged item is settled and recognized as part of commodity revenue. If the price per short ton of the underlying commodity, as reported on the Official Board Market, is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional tons) from the respective counter-party. If the price per short ton of the underlying commodity exceeds the contract price per short ton, we pay the calculated difference to the counter-party. The fair value of commodity hedges are obtained or derived from our counter-parties using valuation models that take into consideration market price assumptions for commodities based on underlying active markets. We were not party to any commodity hedge contracts as of December 31, 2018.
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be highly effective cash flow hedges, both the effective and ineffective portion of the change in fair value of these derivatives is recorded in our stockholders’ deficit as a component of accumulated other comprehensive income (loss) and reclassified into earnings through interest expense in the same period or periods during which the hedged transaction affects earnings.

See Note 13, Fair Value of Financial Instruments for fair value disclosure over derivative instruments and Note 10, Long Term Debt and Capital Leases for further disclosure over interest rate derivatives. We also early adopted ASU 2017-12: Derivatives and Hedging (Topic815) with an initial application date of January 1, 2018. See Note 2, Accounting Changes for further disclosure.
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
See Note 11, Commitments and Contingencies for disclosure over loss contingencies, as applicable. Contingent liabilities accounted for under purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business.
See Note 5, Business Combinations for disclosure over a contingent liability assumed as part of the acquisition of a business.
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
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $6,279 in fiscal year 2018. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. These payments were previously recorded as a cost of operations. We did not record any revenues in fiscal year 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable - trade, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable - trade, net includes gross receivables from contracts of $73,500 and $66,227 as of December 31, 2018 and December 31, 2017, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $3,074 and $1,823 as of

December 31, 2018 and December 31, 2017, respectively, were reclassified out of Other accrued liabilities and presented separately on the face of the Consolidated Balance Sheets. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2017 was recognized as revenue during fiscal year 2018 when the services were performed.
See Note 2, Accounting Changes and Note 4, Revenue Recognition for disclosure over the new guidance.
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
See Note 16, Other Items and Charges for disclosure related to long-lived asset impairments recognized during the reporting periods.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2018. As of December 31, 2018, the Step 1 testing for goodwill impairment performed for our Eastern, Western, Recycling and Customer Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, the Step 1 test indicated that in each case the fair value of our Eastern, Western, Recycling and Customer Solutions reporting units exceeded its carrying value by in excess of 21.5%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in each of fiscal years 2018, 2017 and 2016. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. As of December 31, 2018, we owned 6.8% of the outstanding common stock of Recycle Rewards, Inc. (“Recycle Rewards”), a company that markets an incentive based recycling service. In fiscal year 2018, it was determined based on the operating performance of Recycle Rewards that our cost method investment in Recycle Rewards was potentially impaired. As a result, we performed a valuation analysis in fiscal year 2018, which used an income approach based on discounted cash flows to determine an equity value for Recycle Rewards in order to properly value our cost method investment in Recycle Rewards. Based on this analysis, it was determined that the fair value of our cost method investment in Recycle Rewards was less than the carrying amount and, therefore, we recorded an other-than-temporary investment impairment charge of $1,069 in fiscal year 2018. As of December 31, 2018, the carrying amount of our cost method investment in Recycle Rewards was $0.
As of December 31, 2018, we owned 5.2% of the outstanding equity value of GreenerU, Inc. (“GreenerU”), a services company focused on providing energy efficiency, sustainability and renewable energy solutions to colleges and universities. As of December 31, 2018, the carrying amount of our cost method investment in GreenerU was $309.

As of December 31, 2018, we owned 17.0% and 16.2% of the outstanding common stock of AGreen Energy LLC (“AGreen”) and BGreen Energy LLC (“BGreen”), respectively. Through AGreen and BGreen, we partner with other capital investors to build farm-based anaerobic digester's in the Northeast to generate electricity from farm and food waste streams. As of December 31, 2018, the carrying amount of our cost method investments in AGreen and BGreen was $297.
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
See Note 14, Employee Benefit Plans for disclosure over the multiemployer defined benefit pension plan.
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
See Note 12, Stockholders' Equity for disclosure over stock-based compensation.
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
Subsequent Events
Except as disclosed, no material subsequent events have occurred since December 31, 2018 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

4.	REVENUE RECOGNITION
We disaggregate our revenues by applicable service line as follows: collection, landfill, transfer, customer solutions, recycling, organics, transportation and landfill gas-to-energy.
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

A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:
Fiscal Year Ended December 31, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$136,661	$170,278	$—	$—	$306,939
Landfill	28,419	66,567	—	—	94,986
Transfer	39,991	27,592	—	—	67,583
Customer solutions	—	—	—	67,464	67,464
Recycling	5	3,823	42,191	—	46,019
Organics	—	—	—	54,174	54,174
Transportation	—	14,270	—	4,096	18,366
Landfill gas-to-energy	1,397	3,732	—	—	5,129
Total Revenues	$206,473	$286,262	$42,191	$125,734	$660,660

Transferred at a point-in-time	$648	$1,145	$27,260	$3,921	$32,974
Transferred over time	205,825	285,117	14,931	121,813	627,686
Total revenues	$206,473	$286,262	$42,191	$125,734	$660,660

5.     BUSINESS COMBINATIONS
In fiscal year 2018, we acquired six solid waste collection and one transfer business in our Western region and two businesses comprised of solid waste collection and transfer operations in our Eastern region. In fiscal year 2017, we acquired one solid waste collection business in our Eastern region and three solid waste collection businesses in our Western region, and in fiscal year 2016 we acquired three transfer operations. The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill in fiscal years 2018 and 2017, except goodwill related to the acquisition of Complete Disposal Company, Inc. and its subsidiary United Material Management of Holyoke, Inc. (collectively, "Complete"), are expected to be deductible for tax purposes.
The purchase price paid for these acquisitions and the allocation of the purchase price is as follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Purchase Price:
Cash used in acquisitions, net of cash acquired	$86,686	$4,823	$2,439
Notes payable	—	2,400	—
Class A common stock issued	4,258	—	—
Other non-cash considerations	—	101	—
Contingent consideration and holdbacks	8,521	736	400
Total	99,465	8,060	2,839
Current assets	3,276	93	40
Land	—	—	353
Buildings	7,889	—	1,360
Equipment	23,882	2,994	269
Other liabilities, net	(4,708)	(49)	(106)
Deferred tax liability	(937)	—	—
Intangible assets	29,934	2,334	—
Fair value of assets acquired and liabilities assumed	59,336	5,372	1,916
Excess purchase price to be allocated to goodwill	$40,129	$2,688	$923

The following unaudited pro forma combined information shows our operational results as though each of the acquisitions completed had occurred as of January 1, 2016.

	Fiscal Year Ended December 31,
	2018	2017	2016
Revenues	$699,659	$672,898	$642,773
Operating income (loss)	$43,561	$(6,601)	$50,970
Net income (loss) attributable to common stockholders	$8,579	$(18,408)	$(3,446)
Basic earnings per common share attributable to common stockholders	$0.20	$(0.44)	$(0.08)
Basic weighted average shares outstanding	42,688	41,846	41,233
Diluted earnings per common share attributable to common stockholders	$0.19	$(0.44)	$(0.08)
Diluted weighted average shares outstanding	44,168	41,846	41,233
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2016 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
6.     RESTRICTED ASSETS

Restricted assets consist of investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs.
A summary of restricted assets is as follows:

	December 31,
Non Current:	2018	2017
Restricted investment securities - landfill closure	$1,248	$1,220

7.     PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment is as follows:

	December 31,
	2018	2017
Land	$25,490	$24,224
Landfills	544,663	513,548
Landfill operating lease contracts	121,877	114,462
Buildings and improvements	150,885	140,155
Machinery and equipment	153,222	139,029
Rolling stock	163,758	138,102
Containers	123,383	103,501
	1,283,278	1,173,021
Less: accumulated depreciation and amortization	(878,701)	(811,474)
	$404,577	$361,547
Depreciation expense for fiscal years 2018, 2017 and 2016 was $35,351, $32,131 and $33,186, respectively. Landfill amortization expense for fiscal years 2018, 2017 and 2016 was $31,841, $27,910 and $26,529, respectively. Depletion expense on landfill operating lease contracts for fiscal years 2018, 2017 and 2016 was $9,724, $9,646 and $9,295, respectively, and was recorded in cost of operations.
8.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2017	Acquisitions	December 31, 2018
Eastern	$19,192	$8,962	$28,154
Western	89,369	31,167	120,536
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$122,605	$40,129	$162,734

	December 31, 2016	Acquisitions	December 31, 2017
Eastern	$17,429	$1,763	$19,192
Western	88,426	943	89,369
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$119,899	$2,706	$122,605
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2018
Intangible assets	$21,750	$44,363	$66,113
Less accumulated amortization	(17,584)	(13,762)	(31,346)
	$4,166	$30,601	$34,767

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2017
Intangible assets	$18,092	$18,087	$36,179
Less accumulated amortization	(16,851)	(11,179)	(28,030)
	$1,241	$6,908	$8,149
Intangible amortization expense for fiscal years 2018, 2017 and 2016 was $3,316, $2,061 and $2,141, respectively.
The intangible amortization expense estimated for the five fiscal years following fiscal year 2018 and thereafter is as follows:

Estimated Future Amortization Expense as of December 31, 2018
For the fiscal year ending December 31, 2019	$5,601
For the fiscal year ending December 31, 2020	$4,997
For the fiscal year ending December 31, 2021	$4,094
For the fiscal year ending December 31, 2022	$3,534
For the fiscal year ending December 31, 2023	$3,231
Thereafter	$13,310

9.     FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS
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
The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2018	2017
Beginning balance	$62,290	$44,207
Obligations incurred	3,713	3,022
Revisions in estimates (1)	5,095	11,498
Accretion expense	5,556	4,401
Obligations settled (2)	(3,579)	(838)
Ending balance	$73,075	$62,290

(1)
Relates to changes in estimates and assumptions concerning anticipated waste flow, cost and timing of future final capping, closure and post-closure activities at certain landfills, including the Subtitle D landfill in Southbridge, Massachusetts ("Southbridge Landfill"), as well as changes to expansion airspace. See Note 11, Commitments and Contingencies and Note 16, Other Items and Charges for disclosure regarding Southbridge Landfill.

(2)	Includes amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.

10.     LONG TERM DEBT AND CAPITAL LEASES
A summary of long-term debt and capital leases is as follows:

	December 31,
	2018	2017
Senior Secured Credit Facility:
Revolving Credit Facility due May 2023; bearing interest at LIBOR plus 2.00%	$69,600	$—
Refinanced Revolving Credit Facility due October 2021; bore interest at LIBOR plus 2.75%	—	36,000
Term Loan Facility due May 2023; bearing interest at LIBOR plus 2.00%	350,000	—
Term Loan B Facility due October 2023; bore interest at LIBOR plus 2.50%	—	346,500
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-1 due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Other:
Capital leases maturing through December 2107; bearing interest at a weighted average of 5.37%	11,248	5,595
Notes payable maturing through June 2027; bearing interest at a weighted average of 2.97%	2,401	2,585
Principal amount of long-term debt and capital leases	555,249	497,680
Less—unamortized discount and debt issuance costs (1)	10,950	15,178
Long-term debt and capital leases less unamortized discount and debt issuance costs	544,299	482,502
Less—current maturities of long-term debt	2,298	4,926
	$542,001	$477,576

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	December 31,
	2018	2017
Credit Facility	$7,118	$—
Refinanced Revolving Credit Facility	—	3,938
Term Loan B Facility (including unamortized discount of $0 and $1,482)	—	7,392
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-1	847	1,034
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2	450	511
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3	517	603
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1	622	691
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2	493	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013	595	573
Business Finance Authority of the State of NH Solid Waste Disposal Revenue Bonds Series 2013	308	436
	$10,950	$15,178

Credit Facility
In fiscal year 2018, we entered into a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount term loan A facility ("Term Loan Facility") and a $200,000 revolving line of credit facility ("Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facility"). The net proceeds from this transaction were used to repay in full the amounts outstanding of the $350,000 aggregate principal amount term loan B facility ("Term Loan B Facility") and the $160,000 revolving line of credit facility ("Refinanced Revolving Credit Facility") plus accrued and unpaid interest thereon and to pay related transaction expenses. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term and will bears interest at a rate of LIBOR plus 2.00% per annum, which will be reduced to a rate of LIBOR plus 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2018, further advances were available under the Credit Facility in the amount of $107,879. The available amount is net of outstanding irrevocable letters of credit totaling $22,521, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2018, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
New York Bonds. As of December 31, 2018, we had outstanding $25,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") and $15,000 aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014R-1 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. In fiscal year 2018, we completed the issuance of $15,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”). As of December 31, 2018, we had outstanding $25,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”), $15,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15,000 aggregate principal amount of FAME Bonds 2015R-2 (collectively, the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.

Vermont Bonds. In fiscal year 2018, we completed the remarketing of $16,000 aggregate principal amount of 4.75% fixed rate senior unsecured Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). As of December 31, 2018, we had outstanding $16,000 aggregate principal amount of Vermont Bonds. The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028, after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of December 31, 2018, we had outstanding $11,000 aggregate principal amount of senior unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds are not be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
Loss on Debt Extinguishment
In order to lower our borrowing costs and reduce our market risk we completed the following transactions that resulted in a loss on debt extinguishment in fiscal years 2018, 2017 and 2016 of $7,352, $517 and $13,747, respectively:

•
the write-off of debt issuance costs and unamortized discount, in the case of our Term Loan B Facility in fiscal year 2018, associated with the refinancing of our previously outstanding senior secured credit facilities in fiscal year 2018 and fiscal year 2016 and an amendment to our previously outstanding senior secured credit facility in fiscal year 2017:

•
the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds in fiscal year 2018 and the remarketing of our Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-1 (“FAME Bonds 2005R-1”) and Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-2 (“FAME Bonds 2005R-2”) into the FAME Bonds 2005R-3 in fiscal year 2017; and

•
the repurchase price premium and write-off of debt issuance costs and unamortized original issue discount associated with the early redemption, repurchase and retirement of our then outstanding 7.75% senior subordinated notes due February 2019 in fiscal years 2016.

Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Interest expense on long-term debt and capital leases	$23,816	$22,060	$34,741
Amortization of debt issuance costs and discount on long-term debt	2,449	2,692	3,881
Letter of credit fees	169	703	593
Less: capitalized interest	(140)	(295)	(273)
Total interest expense	$26,294	$25,160	$38,942
Cash Flow Hedges
The refinancing of our Credit Facility in fiscal year 2018 resulted in us dedesignating the original hedging relationship between three interest rate derivative agreements and the variable rate interest payments related to the Term Loan B Facility. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net gain of $1,383 associated with the interest rate derivative agreements in accumulated other comprehensive income was not reclassified into earnings. Instead, this gain will continue to be reclassified from accumulated other comprehensive income into interest expense as the interest payments affect earnings.

In fiscal year 2018, we also entered into six additional interest rate derivative agreements to further hedge interest rate risk associated with the variable rate portion of our long-term debt. The hedging relationships between these interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility were considered highly effective based on a quantitative assessment using regression analysis and, therefore, are accounted for as highly effective cash flow hedges.
The total notional amount of all of our interest rate derivative agreements is $190,000 and according to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as effective cash flow hedges.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate swaps	Other current assets	$338	$—
Interest rate swaps	Other non-current assets	482	401
Total		$820	$401

Interest rate swaps	Other accrued liabilities	$387	$123
Interest rate swaps	Other long-term liabilities	1,555	—
Total		$1,942	$123

Interest rate swaps	Accumulated other comprehensive (loss) income, net	$(1,196)	$278
Interest rate swaps - tax provision	Accumulated other comprehensive (loss) income, net	$(112)	$(112)
		$(1,308)	$166
A summary of the amount of gain or (loss) on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive (loss) income into earnings follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Statement of Operations Location	(Expense) Income
Interest expense	$(363)	$(421)	$—
Fair Value of Debt
As of December 31, 2018, the fair value of our fixed rate debt, including the FAME Bonds, Vermont Bonds, New York Bonds and New Hampshire Bonds was approximately $121,722 and the carrying value was $122,000. The fair value of the FAME Bonds, Vermont Bonds, New York Bonds and New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2018, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $69,600. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
Although we have determined the estimated fair value amounts of the FAME Bonds, Vermont Bonds, New York Bonds and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

Future Maturities of Debt
Aggregate principal maturities of long-term debt and capital leases are as follows:

Estimated Future Payments as of December 31, 2018
2019	$2,298
2020	2,648
2021	2,175
2022	1,652
2023	421,021
Thereafter	125,455
$555,249

11.     COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease operating facilities and equipment in the ordinary course of our business under various operating leases with monthly payments varying up to approximately $23. Future minimum rental payments are recognized on a straight-line basis over the minimum lease term. Total rent expense under operating leases charged to operations was $10,571, $12,242 and $11,437 in fiscal years 2018, 2017 and 2016, respectively.
Future minimum rental payments under non-cancellable operating leases, which include landfill operating leases, are as follows:

Estimated Future Minimum Lease Payments as of December 31, 2018
2019	$15,572
2020	12,678
2021	10,117
2022	7,953
2023	6,250
Thereafter	65,145
Total minimum lease payments	$117,715
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
In December 2017, we filed a Motion to Dismiss the Litigation, and on October 1, 2018, the Massachusetts Court granted our Motion to Dismiss, and accordingly, dismissed the Citizen Groups claims under the Acts. The Massachusetts Court has retained jurisdiction of the Residents claims. The Citizen Groups intend to appeal the Massachusetts Court’s decision to grant our Motion to Dismiss.
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

	Fiscal Year Ended December 31,
	2018	2017
Beginning balance	$5,936	$—
Accretion expense	152	82
Obligations incurred	—	6,379
Obligations settled (1)	(915)	(525)
Ending balance	$5,173	$5,936

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
In November 2016, SRD received a cease and desist order (“Order”) from the Charlton alternate zoning enforcement officer, alleging that two storm water detention basins on SRD’s property in Charlton existed in violation of Charlton zoning requirements. SRD appealed the Order to the Charlton Zoning Board of Appeals, which upheld the Order. In June 2018, the Massachusetts Land Court approved a settlement reached between SRD and Charlton resolving all issues associated with the Order. Based on this settlement with Charlton, we paid a total of $850 in cash, and will provide ancillary services to Charlton over the next five (5) years for a total of cash and services of approximately $1,200. This matter is now resolved. We have a remaining reserve of $226 as of December 31, 2018. This settlement is recorded as part of the Southbridge Landfill closure charge, net in the fiscal year ended December 31, 2018. See Note 16, Other Items and Charges for additional disclosure.
In August 2016, we filed a complaint against Steadfast Insurance Company (“Steadfast”) in the Superior Court of Suffolk County, Massachusetts (the "Court"), alleging among other things, that Steadfast breached its Pollution Liability Policy (“Policy”) purchased by us in April 2015, by refusing to acknowledge coverage under the Policy, and refusing to cover any of the costs and liabilities incurred by us as described above as well as costs and liabilities that we may incur in the future. Steadfast filed an answer and counterclaim in September 2016, denying that it has any obligations to us under the Policy, and seeking a declaratory judgment of Steadfast’s obligations under the Policy. Steadfast filed a Motion to Dismiss (the "Motion") our litigation against it, and we filed our response on July 11, 2017. On September 7, 2017, the Court denied the Motion. On July 17, 2018, we reached an agreement with Steadfast settling this litigation (the “Settlement”). Pursuant to the Settlement, Steadfast agreed to partially reimburse us for direct costs incurred or to be incurred by us under the ACO, as well as for substantial investigative costs associated with our efforts to ascertain the source of contaminants and other costs related to the Charlton 21E Obligations. Additionally, the Settlement payment is intended to reimburse us for all costs and liabilities arising out of the Litigation. Steadfast agreed to pay us $10,000, and we received the Settlement funds in the quarter ended September 30, 2018. The recovery of funds is recorded as part of the Southbridge Landfill closure charge, net in the nine months ended December 31, 2018. See Note 16, Other Items and Charges for additional disclosure.
On June 13, 2017, Town voters rejected a non-binding ballot initiative intended to provide guidance to Town officials with respect to our pursuit of other landfill development opportunities at the Southbridge Landfill. Following such rejection by the Town voters, our board of directors and senior management determined after due consideration of all facts and circumstances that it is no longer likely that further development at the existing landfill site will generate an adequate risk adjusted return at the Southbridge Landfill, and accordingly we intended to cease operations at the Southbridge Landfill when no further capacity was available. We reached this conclusion after carefully evaluating the estimated future costs associated with the permitting, engineering and construction activities for the planned expansion of the Southbridge Landfill against the possible outcomes of the permitting process and the anticipated future benefits of successful expansions. Under our May 29, 2017 Extension Agreement with the Town ("Extension Agreement"), which we accounted for as an operating lease, there are potential contractual obligations and commitments, including future cash payments and services that extend beyond the current useful life of the Southbridge Landfill, at that time expected by no later than early 2019. We delivered correspondence to the Town to this effect on August 3, 2017, citing events of Change in Law and Force Majeure pursuant to the Extension Agreement and the impacts of such events on further expansion of the Southbridge Landfill. We advised the Town that we saw no economically feasible way to operate the Southbridge Landfill beyond its current permitted life and we have filed a closure plan with MADEP. In this respect, the Town had, on or about April 11, 2018, filed a motion for a declaratory judgment and injunctive relief in the Massachusetts Court seeking a judgment from the Massachusetts Court as to the rights of the parties pursuant to the Extension Agreement, and injunctive relief to prevent us from discontinuing free collection and disposal of the Town’s municipal waste when the Southbridge Landfill ceases to accept waste (the “Town Equity Litigation”). We vigorously defended the Town Equity Litigation on its merits, and further, on the grounds that the Town Equity Litigation is not in compliance with the procedures for dispute resolution as set forth in the Extension Agreement. On June 26, 2018, the Massachusetts Court denied the Town’s request for a preliminary injunction without prejudice. Subsequently, the Town filed a successor litigation to the Town Equity Litigation (the “Current Litigation”), again seeking equitable and legal relief. We vigorously contested the Current Litigation and on November 8, 2018, the Town approved a Settlement Agreement with us which shortened the period of time we were purportedly obligated to provide the Town with free collection and disposal of the Town’s municipal waste from September, 2027 to March 31, 2024. The Town also agreed that we could close the solid waste and recycling transfer station in the Town at the end of 2018. The current litigation has been dismissed. The Southbridge Landfill was closed in November 2018 (the "Closure"). Following the Closure, we have proceeded to conduct proper closure and other activities at the Southbridge Landfill in accordance with the Extension Agreement with the Town, and Federal, state and local law. In accordance with FASB ASC 420 - Exit or Disposal Cost Obligations, a liability for costs to be incurred under a contract for its remaining term without economic benefit shall be recognized when we cease using the right conveyed by the contract. As a result of the Closure and in consideration of the Settlement Agreement with the Town, we recorded a charge amounting to $8,724 as a component of the Southbridge Landfill closure charge, net associated with the remaining future contractual obligations. See Note 16, Other Items and Charges for disclosure over the Southbridge Landfill closure charge, net.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. It is likely that significant expenditures relating to onsite remediation will be incurred in fiscal year ending December 31, 2019. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Fiscal Year Ended December 31,
	2018	2017
Beginning balance	$5,758	$5,866
Payments	(171)	(108)
Obligations incurred	27	—
Ending balance	$5,614	$5,758

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
The total expected environmental remediation payments, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

Estimated Future Environmental Remediation Payments as of December 31, 2018
2019	$3,974
2020	1,289
2021	398
2022	372
2023	383
Thereafter	5,250
Total	$11,666
A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liability to the amount recognized in the statement of financial position is as follows:

Undiscounted liability	$11,666
Less discount, net	(879)
Liability balance - December 31, 2018	$10,787
Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.
Employment Contracts
We have entered into employment contracts with five of our executive officers. The contracts are dated June 18, 2001, March 31, 2006, July 6, 2010, September 1, 2012 and March 1, 2016. Each contract had an initial term between one and three years and a covenant not-to-compete ranging from one to two years from the date of termination. These contracts automatically extend for a one year period at the end of the initial term and any renewal period. Total annual commitments for salaries under these contracts are $1,821. In the event of a change in control of us, or in the event of involuntary termination without cause, the employment contracts provide for a payment ranging from one to three years of salary and bonuses. We also have other employment contracts or arrangements with employees who are not executive officers.
12.     STOCKHOLDERS' EQUITY
Recent Developments
On January 25, 2019, we completed a public offering of 3,565 share of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100,943, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
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
Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2018 and December 31, 2017, we had no shares issued.
Stock Based Compensation
Stock Incentive Plans
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
As of December 31, 2018, there were 1,615 Class A common stock equivalents available for future grant under the 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
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
Stock Options

A summary of stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	727	$5.82
Granted	—	$—
Exercised	(98)	$4.80
Forfeited or expired	—	$—
Market-based stock options vested (1)	40	$12.48	7.9
Outstanding, December 31, 2018	669	$6.37	5.6	$14,788
Exercisable, December 31, 2018	669	$6.37	5.6	$14,788

(1)
Market-based performance stock option grants were included at 100% until they vested on December 31, 2018, at which point the actual number of options vested was adjusted based on the actual attainment of performance targets and market achievements.

During fiscal years 2018, 2017 and 2016, stock-based compensation expense for stock options was $473, $644 and $605, respectively.
During fiscal years 2018, 2017 and 2016, the aggregate intrinsic value of stock options exercised was $1,916, $4,664 and $22, respectively.
As of December 31, 2018, there was no remaining unrecognized stock-based compensation expense related to outstanding stock options.
Our calculation of stock-based compensation expense associated with stock options granted, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model, was made using the Black-Scholes valuation model. With the exception of market-based performance stock options granted in fiscal year 2016 discussed below, we did not grant any new stock options in fiscal years 2018, 2017 and 2016.
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
Other Stock Awards
A summary of restricted stock, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	1,091	$9.81
Granted	230	$24.92
Class A common stock vested	(632)	$9.04
Forfeited or canceled	(3)	$13.73
Outstanding, December 31, 2018	686	$15.56	1.2	$8,877
Unvested, December 31, 2018	951	$15.95	1.3	$11,929

(1)
Market-based performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 265 shares of Class A common stock currently included in unvested. The market-based performance stock unit grants that vested in fiscal year 2018 resulted in the issuance of 185 additional shares of Class A common stock.

During fiscal years 2018, 2017 and 2016, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $7,821, $5,652 and $2,673, respectively.
During fiscal years 2018, 2017 and 2016, the total fair value of other stock awards vested was $10,529, $5,706 and $3,238, respectively.
As of December 31, 2018, total unrecognized stock-based compensation expense related to restricted stock and restricted stock units was $3,024, which will be recognized over a weighted average period of 1.1 years. Total unrecognized stock-based compensation expense related to performance stock units, assuming the attainment of maximum performance targets, was $4,516, which will be recognized over a weighted average period of 1.3 years.
The weighted average fair value of market-based performance stock units granted during fiscal year 2018 was $26.02 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 2.39% and an expected volatility of 32.70% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $150, $136 and $115 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during fiscal years 2018, 2017 and 2016, respectively.
There was $(23) of tax benefit in the (benefit) provision for income taxes associated with stock-based compensation during fiscal year 2018. There was $117 and $0 of tax provision in the (benefit) provision for income taxes associated with stock-based compensation expense in fiscal years 2017 and 2016, respectively.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income is a component of stockholders' deficit included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges and the changes in fair value of our marketable securities.
The changes in the balances of each component of accumulated other comprehensive (loss) income are as follows:

	Marketable Securities	Interest Rate Swaps	Total
Balance as of December 31, 2015	$7	$—	$7
Other comprehensive loss	(75)	—	(75)
Balance as of December 31, 2016	(68)	—	(68)
Other comprehensive income (loss) before reclassifications	59	(143)	(84)
Amounts reclassified from accumulated other comprehensive income (loss)	—	421	421
Income tax expense related to items in other comprehensive income (loss)	27	(112)	(85)
Other comprehensive income, net	86	166	252
Balance as of December 31, 2017	18	166	184
Cumulative effect of new accounting principle	(18)	—	(18)
Other comprehensive loss before reclassifications	—	(1,837)	(1,837)
Amounts reclassified from accumulated other comprehensive loss	—	363	363
Income tax expense related to items in other comprehensive income	—	—	—
Other comprehensive loss, net	—	(1,474)	(1,474)
Balance as of December 31, 2018	$—	$(1,308)	$(1,308)
A summary of reclassifications out of accumulated other comprehensive (loss) income for fiscal years 2018, 2017 and 2016 is as follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$363	$421	$—	Interest expense
	363	421	—	Income (loss) before income taxes
	—	—	—	(Benefit) provision for income taxes
	$363	$421	$—	Net income (loss)
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
See Note 10, Long Term Debt and Capital Leases for disclosure over the fair value of debt.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,248	$—	$—
Interest rate swaps	—	820	—
	$1,248	$820	$—
Liabilities:
Interest rate swaps	$—	$1,942	$—

	Fair Value Measurement at December 31, 2017 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,220	$—	$—
Interest rate swaps	—	401	—
	$1,220	$401	$—
Liabilities:
Interest rate swaps	$—	$123	$—
14.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan (“401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. We provide an employer matching contribution equal to fifty cents for every dollar an employee invests in the 401(k) Plan up to our maximum match of one thousand dollars per employee per calendar year, subject to revision. Participants vest in employer contributions ratable over a three year period. Employer contributions for fiscal years 2018, 2017 and 2016 amounted to $1,319, $1,187 and $1,119, respectively.
Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. During fiscal years 2018, 2017 and 2016, 26, 41 and 70 shares, respectively, of Class A common stock were issued under this plan. As of December 31, 2018, 117 shares of Class A common stock were available for distribution under this plan.
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
The following table outlines our participation in the multiemployer defined benefit pension plan:

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		Funding Improvement or Rehabilitation Plan Status	Contributions to Plan			Expiration Date of CBA
					Fiscal Year Ended December 31,
		2018	2017		2018	2017	2016
New England Teamsters and Trucking Industry Pension Fund	04-6372430	Critical and declining	Critical and declining	Implemented	$726	$627	$523	June 30, 2020

The status is based on the latest plan information for the plan year ended September 30, 2018 that we received from the pension plan and is certified by the pension plans’ actuary. Plans with a “critical and declining” status are funded at less than 65%, have a projected funding deficiency in the current or next four plan years and have a projected insolvency date which is less than the 20-year minimum statutory requirement. Our contributions to the multiemployer pension plan represent less than 5% of total contributions to such plan for the plan year ended September 30, 2017 and a rehabilitation plan has been implemented with no surcharge imposed. Under current law regarding multiemployer benefit plans, a plan’s termination, our voluntary withdrawal, or the withdrawal of all contributing employers from any under-funded multiemployer pension plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. We could have adjustments to estimates for these matters in the near term that could have a material effect on its consolidated financial position, results of operations or cash flows. At the date these financial statements were issued, a Form 5500 was not available for the plan year ended September 30, 2018.
15.     INCOME TAXES
A summary of the (benefit) provision for income taxes is as follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Federal
Current	$(1,902)	$—	$—
Deferred	1,255	(15,614)	458
	(647)	(15,614)	458
State
Current	2,575	301	(90)
Current benefit of loss carryforwards	(2,307)	(28)	—
Deferred	(5)	88	126
	263	361	36
(Benefit) provision for income taxes	$(384)	$(15,253)	$494
During fiscal year 2018, we recognized a $(937) deferred tax benefit related to the Complete acquisition due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $937 deferred tax liability recorded through goodwill on the acquisition. The $937 deferred tax liability related to the Complete acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The valuation allowance was reduced by $(1,635) in the quarter ended March 31, 2018, with the offsetting increase in the Complete goodwill, based on initial estimates of the Complete temporary differences. The valuation allowance was increased by $406 in quarter ended September 30, 2018 and $292 in quarter ended December 31, 2018, with an offsetting decrease in the Complete goodwill, based on the availability of better estimates of the Complete temporary differences upon the filing of the prior year returns by Complete’s sellers in the quarter and anticipated net operating loss carryforwards.
On December 22, 2017, the Act was enacted. The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes United States corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are generally available to fully offset taxable income earned in a tax year. Federal net operating losses generated after 2017 will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in future tax years. In fiscal year 2017, we revalued our deferred taxes due to these changes, including (a) revaluing our federal net deferred taxes before valuation allowance using the 21% tax rate resulting in an increased net federal deferred tax provision of $33,700; (b) revaluing our federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of $(36,556); and (c) recognizing a federal deferred tax benefit of $(12,758) for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives.

In fiscal year 2016, we elected early adoption of ASU 2016-09 using the prospective transition method related to stock compensation which contains several amendments that simplify the accounting for employee share-based payment transactions. Related to the accounting for income taxes, the new standard eliminates the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. Under the new standard, all excess tax benefits and tax deficiencies are recorded in the income tax provision. We recognized no net tax impact upon adoption due to the valuation allowance position and prior periods were not adjusted.
The differences in the (benefit) provision for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes are as follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21%	35%	35%
Tax at statutory rate	$1,268	$(12,968)	$(2,228)
State income taxes, net of federal benefit	(89)	(1,959)	(265)
Decrease in net federal deferred tax assets before valuation allowance change due to federal rate change	—	33,700	—
Decrease in valuation allowance by 80% of indefinite lived deferred liabilities due to US tax reform	—	(12,758)	—
Other changes in valuation allowance, including the federal rate change in fiscal year 2017	(1,613)	(18,848)	4,370
Non-deductible officer compensation	2,214	—	—
Deductible stock awards	(2,048)	(1,825)	—
Tax credits	(686)	(1,000)	(1,085)
Non-deductible expenses	633	542	100
Other, net	(63)	(137)	(398)
(Benefit) provision for income taxes	$(384)	$(15,253)	$494
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses and reserves	$34,647	$26,572
Net operating loss carryforwards	31,241	33,228
Book over tax depreciation of property and equipment	19,048	25,615
General business tax credit carryforwards	6,192	5,439
Stock awards	2,310	1,958
Alternative minimum tax credit carryforwards	1,902	3,804
Other	3,023	2,050
Total deferred tax assets	98,363	98,666
Less: valuation allowance	(69,189)	(68,355)
Total deferred tax assets after valuation allowance	29,174	30,311
Deferred tax liabilities:
Amortization of intangibles	(22,026)	(20,904)
Other	(73)	(145)
Total deferred tax liabilities	(22,099)	(21,049)
Net deferred tax asset	$7,075	$9,262
The net deferred tax asset at December 31, 2018 is reflected on the balance sheet as a long-term deferred federal tax asset of $9,594 and a long-term deferred state tax liability of $(2,519).

As of December 31, 2018, we have, for federal income tax purposes, net operating loss carryforwards of approximately $110,586 that expire in the fiscal years ending December 31, 2031 through 2037 and $3,209, which do not expire. We have state net operating loss carryforwards of approximately $86,312 that expire in the fiscal years ending December 31, 2019 through 2038. In addition, we have $1,902 minimum tax credit carryforwards which are fully refundable for tax years 2019 through 2021, if not otherwise used to offset tax liabilities. We also have $6,192 general business credit carryforwards which expire in the fiscal years ending December 31, 2022 through 2038. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. With the exception of $1,320 federal net operating losses we acquired with the Complete acquisition, we are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The change in the valuation allowance was an increase of $834 for fiscal year 2018 and a decrease of $(29,234) for fiscal year 2017. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets.
The net deferred tax assets include deferred tax liabilities related to amortizable goodwill, which are anticipated to reverse in an indefinite future period and to generate future taxable income upon reversal. Prior to the Act, federal net operating losses, including potential losses from the reversal of deferred tax assets, could only be carried forward for 20 years. The reversal of the indefinite lived goodwill was not available as a source of future taxable income since it was uncertain whether the income generated would be available in the same tax periods in which losses from the reversal of deferred tax assets could be utilized. As such, prior to the Act we did not treat the reversal of amortizable goodwill as an available source of taxable income in determining the valuation allowance.
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
In the fourth quarter of 2017, we revalued our net federal deferred tax assets using the 21% tax rate as enacted under the Act. The valuation allowance was also adjusted in this quarter due to the federal tax rate change and to recognize a $(12,758) federal deferred tax benefit for 80% of deferred tax liabilities for amortizable goodwill. Due to the Act, we recognized a $(15,614) federal deferred tax benefit in 2017 and decreased our total valuation allowance by $(29,234). We believe we are able to support the deferred tax assets recognized as of the end of fiscal years 2018 and 2017 based on all of the available evidence.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended December 31,
	2018	2017
Unrecognized tax benefits at beginning of period	$1,941	$3,107
Gross increases for tax positions of prior years	—	1
Gross decreases for tax positions of prior years	—	(1,165)
Reductions resulting from lapse of statute of limitations	(1,939)	—
Settlements	—	(2)
Unrecognized tax benefits at end of period	$2	$1,941

The fiscal year 2018 reductions resulting from a lapse of the statute of limitations primarily related to unrecognized benefits which had reduced net operating loss carryforwards. The tax positions primarily related to fiscal years 2007 and prior and based on administrative practice of the tax authorities, we have reduced the unrecognized tax benefits. The gross decreases for tax positions of prior years for fiscal year 2017 are due to the reduction in the federal corporate tax rate to 21%. Since the majority of our unrecognized benefits reduce net operating loss carryforwards, the amounts were reduced consistent with the overall rate reduction related to the net operating loss deferred asset.
Included in the balances at December 31, 2018 and December 31, 2017 are $2 and $6, respectively, of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods. We anticipate $2 of unrecognized tax benefits to reverse within the next 12 months due to the expiration of the applicable statute of limitations.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions during fiscal years 2018, 2017 and 2016, we have accrued interest of $2, $3 and $5 and penalties of $1, $2 and $4, respectively. We accrued $(2), $(3)and $(91) for interest and penalties in income tax expense related to uncertain tax positions during fiscal years 2018, 2017 and 2016, respectively.
To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from years ending in 1998 through 2018 remain open for examination, with limited exceptions.
16.     OTHER ITEMS AND CHARGES
Southbridge Landfill Closure Charge, Net
In June 2017, we initiated the plan to cease operations of our Southbridge Landfill as disclosed in Note 11, Commitments and Contingencies. Accordingly, in fiscal years 2018 and 2017, we recorded charges associated with the closure of our Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2018	2017
Asset impairment charge (1)	$—	$47,999
Project development charge (2)	—	9,149
Environmental remediation charge (3)	—	6,379
Contract settlement charge (4)	8,724	—
Landfill closure project charge (5)	6,012	—
Charlton settlement charge (6)	1,216	—
Legal and transaction costs (7)	2,102	1,656
Recovery on insurance settlement (8)	(10,000)	—
Southbridge Landfill closure charge, net	$8,054	$65,183

(1)
We performed a test of recoverability under FASB ASC 360, which indicated that the carrying value of our asset group that includes the Southbridge Landfill was no longer recoverable and, as a result, the asset group was assessed for impairment with an impairment charge allocated to the long-lived assets of the Southbridge Landfill in accordance with FASB ASC 360.

(2)	We wrote-off deferred costs associated with Southbridge Landfill permitting activities no longer deemed viable.

(3)	We recorded an environmental remediation charge associated with the installation of a municipal waterline. See Note 11, Commitments and Contingencies for additional disclosure.

(4)
We recorded a contract settlement charge associated with the closure of Southbridge Landfill and the remaining future obligations due to the Town of Southbridge under the landfill operating agreement with the Town of Southbridge. See Note 11, Commitments and Contingencies for additional disclosure.

(5)	We recorded a landfill closure project charge associated with increased costs under the revised closure plan at our Southbridge Landfill.

(6)	We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 11, Commitments and Contingencies for additional disclosure.

(7)	We incurred legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure. See Note 11, Commitments and Contingencies for additional disclosure.

(8)	We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure. See Note 11, Commitments and Contingencies for additional disclosure.
Contract Settlement Charge
In fiscal year 2018, we recorded contract settlement charges of $2,100 associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Expense from Acquisition Activities and Other Items
In fiscal year 2018, we recorded a charge of $1,872 associated with acquisition activities and the write-off of deferred costs related to the expiration of our shelf registration statement, and in fiscal year 2017, we recorded a charge of $176 related to acquisition activities. See Note 5, Business Combinations for disclosure over acquisition activity.
Development Project Charge
In fiscal year 2018, we recorded development project charges of $311 associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the NCES Landfill.
Environmental Remediation Charge
We recorded an environmental remediation charge of $900 in fiscal year 2016 due to changes in cost estimates associated with the Potsdam environmental remediation liability. See Note 11, Commitments and Contingencies for further disclosure.
17.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$6,420	$(21,799)	$(6,849)
Denominator:
Class A common stock	41,944	41,298	40,572
Class B common stock	988	988	988
Shares to be issued - acquisition	103	—	—
Unvested restricted stock	(9)	(38)	(88)
Effect of weighted average shares outstanding	(338)	(402)	(239)
Basic weighted average common shares outstanding	42,688	41,846	41,233
Impact of potentially dilutive securities:
Dilutive effect of stock options and stock awards	1,480	—	—
Diluted weighted average common shares outstanding	44,168	41,846	41,233
Antidilutive potentially issuable shares	2	2,219	2,442
18.     RELATED PARTY TRANSACTIONS
Services
During fiscal years 2018, 2017 and 2016, we retained the services of Casella Construction, Inc. ("CCI"), a company substantially owned by sons of John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us as well as providing transportation services. Total purchased services charged to operations or capitalized to landfills for fiscal years 2018, 2017 and 2016 were $3,421, $3,377 and $4,024, respectively, of which $32 and $30 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2018 and December 31, 2017, respectively.

In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal years 2018, 2017 and 2016 were $156, $237 and $307, respectively.
Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The leases have since been extended through August 2023. The terms of the lease agreements require monthly payments of approximately $28. Total expense charged to operations for fiscal years 2018, 2017 and 2016 under these agreements was $349, $360 and $371, respectively.
Landfill Post-closure
We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until the fiscal year ending December 31, 2024. In fiscal years 2018, 2017 and 2016, we paid $14, $27 and $10, respectively, pursuant to this agreement. As of December 31, 2018 and December 31, 2017, we have accrued $48 and $60, respectively, for costs associated with its post-closure obligations.
19.     SEGMENT REPORTING
We report selected information about operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. Our revenues in the Recycling segment are derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. Organics services, ancillary operations, along with major account and industrial services, are included in our Other segment.
Fiscal Year Ended December 31, 2018

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$206,473	$52,866	$26,538	$4,684	$12	$23,393	$28,154	$184,679
Western	286,262	81,515	35,843	41,529	(148)	41,850	120,536	428,934
Recycling	42,191	6,426	4,345	(7,805)	140	4,476	12,315	48,629
Other	125,734	1,982	3,782	1,325	26,017	3,513	1,729	70,168
Eliminations	—	(142,789)	—	—	—	—	—	—
Total	$660,660	$—	$70,508	$39,733	$26,021	$73,232	$162,734	$732,410
Fiscal Year Ended December 31, 2017

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$181,170	$50,335	$23,815	$(51,867)	$3	$17,153	$19,192	$157,248
Western	250,771	71,510	30,766	35,035	(220)	42,082	89,369	344,324
Recycling	62,307	246	4,125	2,805	143	2,006	12,315	48,612
Other	105,061	1,881	3,396	1,444	24,961	3,621	1,729	64,765
Eliminations	—	(123,972)	—	—	—	—	—	—
Total	$599,309	$—	$62,102	$(12,583)	$24,887	$64,862	$122,605	$614,949

Fiscal Year Ended December 31, 2016

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$176,539	$45,728	$27,036	$9,697	$(16)	$18,363	$17,429	$202,420
Western	233,168	67,985	27,511	30,576	(248)	31,637	88,426	327,628
Recycling	52,911	1,003	4,212	2,542	156	2,218	12,315	49,931
Other	102,412	1,615	3,097	2,130	38,760	2,020	1,729	51,533
Eliminations	—	(116,331)	—	—	—	—	—	—
Total	$565,030	$—	$61,856	$44,945	$38,652	$54,238	$119,899	$631,512
Amount of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended December 31,
	2018		2017		2016
Collection	$303,418	45.9%	$263,688	44.0%	$249,640	44.2%
Disposal	181,110	27.4%	160,073	26.7%	154,211	27.3%
Power generation	5,129	0.8%	5,375	0.9%	5,921	1.0%
Processing	7,174	1.1%	7,994	1.3%	6,282	1.1%
Solid waste operations	496,831	75.2%	437,130	72.9%	416,054	73.6%
Organics	54,174	8.2%	39,815	6.6%	41,587	7.4%
Customer solutions	67,464	10.2%	60,057	10.1%	54,478	9.6%
Recycling	42,191	6.4%	62,307	10.4%	52,911	9.4%
Total revenues	$660,660	100.0%	$599,309	100.0%	$565,030	100.0%

20.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of certain items in the consolidated statements of operations by quarter:

Fiscal Year 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$147,455	$165,649	$172,832	$174,724
Operating income (loss)	$838	$15,149	$28,884	$(5,138)
Net (loss) income	$(3,910)	$1,704	$22,302	$(13,676)
Earnings per common share:				—
Basic weighted average common shares outstanding	42,370	42,661	42,779	42,936
Basic earnings per share	$(0.09)	$0.04	$0.52	$(0.32)
Diluted weighted average common shares outstanding	42,370	43,916	44,175	42,936
Diluted earnings per share	$(0.09)	$0.04	$0.50	$(0.32)

Fiscal Year 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$133,802	$154,016	$160,269	$151,222
Operating income (loss)	$6,564	$(47,279)	$18,277	$9,855
Net (loss) income	$(224)	$(53,675)	$12,080	$20,020
Earnings per common share:
Basic weighted average common shares outstanding	41,584	41,811	41,951	42,033
Basic earnings per share	$(0.01)	$(1.28)	$0.29	$0.48
Diluted weighted average common shares outstanding	41,584	41,811	43,295	43,394
Diluted earnings per share	$(0.01)	$(1.28)	$0.28	$0.46
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

We completed the acquisitions of Youngblood Disposal Enterprises of Western New York, LLC and its wholly owned subsidiaries (collectively “Youngblood”) on August 31, 2018, Silvarole Transfer, Inc. and select assets of  Silvarole Trucking, Inc. (collectively “Silvarole”) on August 31, 2018, Boon & Sons, Inc. (“Boon”) on November 1, 2018, Oceanside Rubbish, Inc. (“Oceanside”) on November 1, 2018 and Al’s Maintenance (“Al’s”) on December 1, 2018. Since we have not yet fully incorporated the internal controls and procedures of Youngblood, Silvarole, Boon, Oceanside or Al’s into our internal control over financial reporting, management excluded Youngblood, Silvarole, Boon, Oceanside and Al’s from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Collectively, Youngblood, Silvarole, Boon, Oceanside or Al’s constituted less than 11% of our total assets as of December 31, 2018 and less than 1.5% of the our total revenues for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Executive Officers of the Registrant” in Item 1 of Part I of this Annual Report on Form 10-K and with respect to equity compensation plan information which is set forth under the section captioned “Equity Compensation Plan Information” below) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2019 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2018 (the "Proxy Statement"), under the sections captioned "Board of Directors", "Corporate Governance" and "Ownership of Our Common Stock".
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	1,345,146	$6.37	1,732,278
Equity compensation plans not approved by security holders	—	—	—
Total	1,345,146	$6.37	1,732,278

(1)
Performance stock units, including market-based performance stock units are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 264,721 shares of Class A common stock.

(2)	The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.

(3)
Includes 1,615,423 shares of our Class A common stock issuable under our 2016 Incentive Plan and 116,855 shares of our Class A common stock issuable under our Amended and Restated 1997 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the Proxy Statement under the section captioned "Corporate Governance".
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the Proxy Statement under the section captioned "Proposal 3 - Ratification of the Appointment of Independent Auditors".

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.
Consolidated Statements of Operations for fiscal years 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2018, 2017 and 2016.
Consolidated Statement of Stockholders’ Deficit for fiscal years 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for fiscal years 2018, 2017 and 2016.
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

10.23*
Employment Agreement between Casella and Edwin D. Johnson dated as of July 6, 2010 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on September 3, 2010 (file no. 000-23211)).

10.24*
Letter Agreement between Casella and Edwin D. Johnson dated as of February 12, 2013 (incorporated herein by reference to Exhibit 10.26 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.25*
Employment Agreement between Casella and David L. Schmitt dated as of May 31, 2006, as amended (incorporated herein by reference to Exhibit 10.27 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.26*
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

10.28
Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella, amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.29 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.30
Credit Agreement, dated as of October 17, 2016, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein and Bank of America, N.A., as agent for the lender party thereto (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K as filed October 17, 2016 (file no. 000-23211)).

10.31
First Amendment to Credit Agreement, dated as of April 18, 2017, by and among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, the lenders party thereto and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on April 18, 2017 (file No. 000-23211)).

10.32*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.33*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Casella as filed on November 17, 2016 (file No. 333-214683)).

10.34*
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

10.40*
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

10.46
Credit Agreement, dated as of May 14, 2018, among Casella, the subsidiaries of Casella identified therein, Bank of America, N.A., as administrative agent, Merrill Lynch,Pierce Fenner & Smith Incorporated, Citizens Bank, N.A., JPMorgan Chase BAnk, N.A. and Comerica Bank as joint lead arrangers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 9-K of Casella as filed on May 15, 2018 (file No. 000-23211).

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
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for fiscal years 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for fiscal years 2018, 2017, and 2016, (iv) Consolidated Statement of Stockholders’ Deficit for fiscal years 2018, 2017 and 2016, (v) Consolidated Statements of Cash Flows for fiscal years 2018, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: February 22, 2019	By: /s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive Officer	February 22, 2019
John W. Casella	(Principal Executive Officer)

/s/ Edmond R. Coletta	Senior Vice President and Chief Financial Officer	February 22, 2019
Edmond R. Coletta	(Principal Financial Officer)

/s/ Christopher B. Heald	Vice President and Chief Accounting Officer	February 22, 2019
Christopher B. Heald	(Principal Accounting Officer)

/s/ Douglas R. Casella	Director	February 22, 2019
Douglas R. Casella

/s/ Joseph G. Doody	Director	February 22, 2019
Joseph G. Doody

/s/ Gregory B. Peters	Director	February 22, 2019
Gregory B. Peters

/s/ James F. Callahan, Jr.	Director	February 22, 2019
James F. Callahan, Jr.

/s/ James E. O’Connor	Director	February 22, 2019
James E. O’Connor

/s/ William P. Hulligan	Director	February 22, 2019
William P. Hulligan

/s/ Michael K. Burke	Director	February 22, 2019
Michael K. Burke

/s/ Emily Nagle Green	Director	February 22, 2019
Emily Nagle Green

FINANCIAL STATEMENT SCHEDULES
Schedule II
Valuation Accounts
Allowance for Doubtful Accounts
(in thousands)

	Fiscal Year Ended December 31,
	2018	2017	2016
Balance at beginning of period	$809	$1,069	$988
Additions—charged to expense	1,620	290	1,107
Deductions—bad debts written off, net of recoveries	(1,498)	(550)	(1,026)
Balance at end of period	$931	$809	$1,069