Form 10-Q
period 2019-06-30
CASELLA WASTE SYSTEMS INC
filed 2019-08-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-23211

CASELLA WASTE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	03-0338873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25 Greens Hill Lane,
Rutland,	Vermont	05701
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (802) 775-0325

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.01 par value per share	CWST	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2019:

Class A common stock, $0.01 par value per share:	46,598,767
Class B common stock, $0.01 par value per share:	988,200

PART I.

ITEM 1.	FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,157	$4,007
Accounts receivable - trade, net of allowance for doubtful accounts of $1,275 and $931, respectively	85,441	74,937
Refundable income taxes	2,602	2,254
Prepaid expenses	6,433	7,345
Inventory	7,054	6,542
Other current assets	699	2,008
Total current assets	105,386	97,093
Property, plant and equipment, net of accumulated depreciation and amortization of $817,367 and $878,701, respectively	406,636	404,577
Operating lease right-of-use assets	103,769	—
Goodwill	169,866	162,734
Intangible assets, net	43,347	34,767
Restricted assets	1,395	1,248
Cost method investments	11,264	11,264
Deferred income taxes	9,160	9,594
Other non-current assets	15,137	11,133
Total assets	$865,960	$732,410
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt and finance leases	$3,048	$2,298
Accounts payable	61,731	57,289
Accrued payroll and related expenses	7,129	10,969
Accrued interest	2,209	2,415
Contract liabilities	2,644	3,074
Current accrued capping, closure and post-closure costs	9,159	11,633
Current operating lease liabilities	8,901	—
Other accrued liabilities	25,186	23,819
Total current liabilities	120,007	111,497
Long-term debt and finance leases, less current portion	483,892	542,001
Accrued capping, closure and post-closure costs, less current portion	65,380	61,442
Operating lease liabilities, less current portion	65,735	—
Deferred income taxes	2,657	2,519
Other long-term liabilities	32,092	30,783
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Casella Waste Systems, Inc. stockholders' equity (deficit)
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 46,599,000 and 41,944,000 shares issued and outstanding, respectively	466	419
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	480,013	373,716
Accumulated deficit	(378,468)	(388,669)
Accumulated other comprehensive loss	(5,824)	(1,308)
Total stockholders' equity (deficit)	96,197	(15,832)
Total liabilities and stockholders' equity (deficit)	$865,960	$732,410
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$187,459	$165,649	$351,123	$313,104
Operating expenses:
Cost of operations	128,674	111,800	246,434	217,409
General and administration	22,145	20,793	44,887	41,820
Depreciation and amortization	19,715	17,386	37,204	33,370
Expense from acquisition activities and other items	464	349	1,140	349
Southbridge Landfill closure charge, net	917	172	1,472	1,759
Contract settlement charge	—	—	—	2,100
Development project charge	—	—	—	311
	171,915	150,500	331,137	297,118
Operating income	15,544	15,149	19,986	15,986
Other expense (income):
Interest income	(105)	(79)	(222)	(108)
Interest expense	6,155	6,469	12,615	12,922
Loss on debt extinguishment	—	7,352	—	7,352
Other income	(496)	(342)	(711)	(431)
Other expense, net	5,554	13,400	11,682	19,735
Income (loss) before income taxes	9,990	1,749	8,304	(3,749)
(Benefit) provision for income taxes	(1,925)	45	(1,897)	(1,543)
Net income (loss)	$11,915	$1,704	$10,201	$(2,206)
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	47,464	42,661	46,693	42,516
Basic earnings per common share	$0.25	$0.04	$0.22	$(0.05)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,221	43,916	47,424	42,516
Diluted earnings per common share	$0.25	$0.04	$0.22	$(0.05)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$11,915	$1,704	$10,201	$(2,206)
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	(38)	(10)	(66)	(70)
Interest rate swap amounts reclassified into interest expense	44	38	69	91
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(2,965)	(145)	(4,519)	640
Other comprehensive (loss) income, before tax	(2,959)	(117)	(4,516)	661
Income tax (benefit) provision related to items of other comprehensive (loss) income	—	(32)	—	178
Other comprehensive (loss) income, net of tax	(2,959)	(85)	(4,516)	483
Comprehensive income (loss)	$8,956	$1,619	$5,685	$(1,723)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$(15,832)	41,944	$419	988	$10	$373,716	$(388,669)	$(1,308)
Issuance of Class A common stock - equity offering	100,446	3,565	36	—	—	100,410	—	—
Issuance of Class A common stock - acquisition	—	67	1	—	—	(1)	—	—
Issuances of Class A common stock	260	676	7	—	—	253	—	—
Stock-based compensation	1,431	—	—	—	—	1,431	—	—
Comprehensive loss:
Net loss	(1,714)	—	—	—	—	—	(1,714)	—
Other comprehensive loss:
Hedging activity	(1,557)	—	—	—	—	—	—	(1,557)
Balance, March 31, 2019	83,034	46,252	463	988	10	475,809	(390,383)	(2,865)
Issuances of Class A common stock	2,318	347	3	—	—	2,315	—	—
Stock-based compensation	1,889	—	—	—	—	1,889	—	—
Comprehensive income:
Net income	11,915	—	—	—	—	—	11,915	—
Other comprehensive loss:
Hedging activity	(2,959)	—	—	—	—	—	—	(2,959)
Balance, June 30, 2019	$96,197	46,599	$466	988	$10	$480,013	$(378,468)	$(5,824)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)
Issuances of Class A common stock	310	402	4	—	—	306	—	—
Stock-based compensation	2,077	—	—	—	—	2,077	—	—
Comprehensive loss:
Net loss	(3,910)	—	—	—	—	—	(3,910)	—
Other comprehensive income:
Hedging activity	568	—	—	—	—	—	—	568
Balance, March 31, 2018	(38,817)	41,700	417	988	10	359,021	(398,999)	734
Issuances of Class A common stock	361	65	1	—	—	360	—	—
Stock-based compensation	2,121	—	—	—	—	2,121	—	—
Comprehensive income:
Net income	1,704	—	—	—	—	—	1,704	—
Other comprehensive loss:
Hedging activity	(85)	—	—	—	—	—	—	(85)
Balance, June 30, 2018	$(34,716)	41,765	$418	988	$10	$361,502	$(397,295)	$649
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$10,201	$(2,206)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,204	33,370
Depletion of landfill operating lease obligations	3,623	4,993
Interest accretion on landfill and environmental remediation liabilities	3,579	2,862
Amortization of debt issuance costs and discount on long-term debt	1,149	1,290
Stock-based compensation	3,320	4,198
Gain on sale of property and equipment	(327)	(370)
Southbridge Landfill non-cash closure charge	179	1,273
Development project charge	—	311
Non-cash expense from acquisition activities and other items	(68)	211
Loss on debt extinguishment	—	7,352
Operating lease right-of-use assets expense	4,921	—
Deferred income taxes	(1,565)	(725)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(10,057)	(11,338)
Accounts payable	3,995	6,425
Prepaid expenses, inventories and other assets	(2,975)	2,617
Accrued expenses, contract liabilities and other liabilities	(14,928)	(2,184)
Net cash provided by operating activities	38,251	48,079
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(27,687)	(19,369)
Additions to property, plant and equipment	(46,659)	(35,492)
Payments on landfill operating lease contracts	—	(3,467)
Proceeds from sale of property and equipment	363	469
Net cash used in investing activities	(73,983)	(57,859)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	41,400	528,900
Principal payments on long-term debt	(109,241)	(513,854)
Payments of debt issuance costs	—	(5,567)
Proceeds from the exercise of share based awards	2,277	398
Proceeds from the issuance of Class A Common Stock	100,446	—
Net cash provided by financing activities	34,882	9,877
Net (decrease) increase in cash and cash equivalents	(850)	97
Cash and cash equivalents, beginning of period	4,007	1,995
Cash and cash equivalents, end of period	$3,157	$2,092
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,672	$11,423
Income taxes, net of refunds	$16	$84
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$9,333	$3,267
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2019 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2019 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.	ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates ("ASUs") to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that we adopted and deemed to have a material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards adopted effective January 1, 2019
ASU No. 2016-02, as amended through March 2019: Leases (Topic 842)
Requires that a lessee recognize at the commencement date: a lease liability, which is the obligation of the lessee to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We adopted the guidance using the prospective optional transition method effective January 1, 2019, which allowed us to elect not to restate comparative periods and, if applicable, to recognize the effects of applying this guidance as a cumulative-effect adjustment to retained earnings as of January 1, 2019. We did not recognize a cumulative effect adjustment to retained earnings upon implementation. Upon adopting this guidance, we recognized a right-of-use asset and lease liability for leases classified as operating leases with a term in excess of 12 months in our consolidated balance sheet. We also prospectively reclassified landfill operating lease payments, along with related accumulated depreciation, that were previously capitalized as property, plant and equipment to operating lease right-of-use assets. Accordingly, the related cash outlays, which were historically considered cash flows from investing activities, were prospectively reclassified as cash flows from operating activities in accordance with Topic 842. With the assistance of third-party resources, we designed internal controls over the adoption of this guidance and implemented a third-party enterprise lease management software solution. In conjunction with the implementation, we modified our lease policy and internal business processes to effectively manage and account for leases, and to support recognition and disclosure requirements under the new standard. The adoption of this guidance did not have a material impact on the accounting for our finance leases. This guidance required additional disclosure over leases in order to comply with the new lease standard. See Note 5, Leases for additional disclosure.

A table providing a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption
ASU No. 2017-04: Intangibles - Goodwill and Other (Topic 350)
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
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2019 and 2018 follows:
Three Months Ended June 30, 2019

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$38,955	$54,151	$—	$—	$93,106
Landfill	5,427	18,855	—	—	24,282
Transfer	11,923	8,597	—	—	20,520
Customer solutions	—	—	—	19,216	19,216
Recycling	577	341	10,514	—	11,432
Organics	—	—	—	14,905	14,905
Transportation	—	2,895	—	392	3,287
Landfill gas-to-energy	194	517	—	—	711
Total revenues	$57,076	$85,356	$10,514	$34,513	$187,459

Transferred at a point-in-time	$52	$178	$5,051	$1,454	$6,735
Transferred over time	57,024	85,178	5,463	33,059	180,724
Total revenues	$57,076	$85,356	$10,514	$34,513	$187,459

Three Months Ended June 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$34,625	$40,869	$—	$—	$75,494
Landfill	7,883	16,200	—	—	24,083
Transfer	10,745	8,011	—	—	18,756
Customer solutions	—	—	—	15,950	15,950
Recycling	—	1,445	9,600	—	11,045
Organics	—	—	—	14,647	14,647
Transportation	—	3,559	—	820	4,379
Landfill gas-to-energy	336	959	—	—	1,295
Total revenues	$53,589	$71,043	$9,600	$31,417	$165,649

Transferred at a point-in-time	$181	$246	$5,618	$1,725	$7,770
Transferred over time	53,408	70,797	3,982	29,692	157,879
Total revenues	$53,589	$71,043	$9,600	$31,417	$165,649
Six Months Ended June 30, 2019

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$72,919	$103,746	$—	$—	$176,665
Landfill	9,144	34,323	—	—	43,467
Transfer	20,909	13,872	—	—	34,781
Customer solutions	—	—	—	37,370	37,370
Recycling	578	782	21,280	—	22,640
Organics	—	—	—	28,501	28,501
Transportation	—	4,942	—	910	5,852
Landfill gas-to-energy	523	1,324	—	—	1,847
Total revenues	$104,073	$158,989	$21,280	$66,781	$351,123

Transferred at a point-in-time	$88	$487	$11,175	$1,721	$13,471
Transferred over time	103,985	158,502	10,105	65,060	337,652
Total revenues	$104,073	$158,989	$21,280	$66,781	$351,123

Six Months Ended June 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$65,149	$77,353	$—	$—	$142,502
Landfill	13,843	30,740	—	—	44,583
Transfer	18,304	13,617	—	—	31,921
Customer solutions	—	—	—	31,119	31,119
Recycling	—	2,394	19,757	—	22,151
Organics	—	—	—	26,847	26,847
Transportation	—	9,383	—	1,504	10,887
Landfill gas-to-energy	798	2,296	—	—	3,094
Total revenues	$98,094	$135,783	$19,757	$59,470	$313,104

Transferred at a point-in-time	$372	$614	$12,875	$2,082	$15,943
Transferred over time	97,722	135,169	6,882	57,388	297,161
Total revenues	$98,094	$135,783	$19,757	$59,470	$313,104
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,109 and $2,447 in the three and six months ended June 30, 2019, respectively, and $1,616 and $3,084 in the three and six months ended June 30, 2018, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. These payments were previously recorded as a cost of operations. We did not record any revenues in the three and six months ended June 30, 2019 and June 30, 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable - trade, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable - trade, net includes gross receivables from contracts of $83,942 and $73,500 as of June 30, 2019 and December 31, 2018, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $2,644 and $3,074 as of June 30, 2019 and December 31, 2018, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2018 and December 31, 2017 were recognized as revenue during the three and six months ended June 30, 2019 and June 30, 2018, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the six months ended June 30, 2019, we acquired three tuck-in solid waste collection businesses in our Eastern region and a business comprised of solid waste collection, transfer and recycling operations in our Western region. In the six months ended June 30, 2018, we acquired one solid waste collection, transfer and processing business in our Eastern region and one solid waste collection business in our Western region. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to certain acquisitions, are expected to be deductible for tax purposes.

A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Six Months Ended June 30,
	2019	2018
Purchase Price:
Cash used in acquisitions, net of cash acquired	$25,546	$19,189
Notes payable	2,250	—
Contingent consideration and holdbacks	1,120	172
Total	28,916	19,361
Allocated as follows:
Current assets	1,865	1,640
Land	726	—
Buildings	2,602	5,578
Equipment	8,655	4,642
Intangible assets	11,619	2,700
Other liabilities, net	(1,546)	(1,276)
Deferred tax liability	(2,137)	(1,635)
Fair value of assets acquired and liabilities assumed	21,784	11,649
Excess purchase price allocated to goodwill	$7,132	$7,712

Certain purchase price allocations are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, these purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$189,970	$183,084	$358,243	$348,373
Operating income	$15,638	$16,606	$20,326	$18,919
Net income (loss)	$11,954	$2,504	$10,357	$(597)

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	47,464	42,661	46,693	42,516
Basic earnings per common share	$0.25	$0.06	$0.22	$(0.01)
Diluted earnings per share attributable to common stockholders:
Weighted average shares outstanding	48,221	43,916	47,424	42,516
Diluted earnings per common share	$0.25	$0.06	$0.22	$(0.01)

The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2018 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

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
As a part of the implementation of Topic 842, we elected to adopt the practical expedient package and to not elect the hindsight practical expedient in determining lease term. The practical expedient package allowed us to: 1) not reassess lease classification for existing leases; 2) not reassess whether a contract contains a lease for existing contracts; and 3) not reassess initial direct costs for existing leases. Accordingly, we retained the operating lease and finance lease classifications in all periods presented and did not alter Topic 840 accounting over operating leases in place at transition allowing us to use historical minimum rental payments when determining the right-of-use asset and lease liability for existing operating leases. Upon adopting this guidance, we recognized a right-of-use asset and a lease liability for core leases classified as operating leases with a term in excess of 12 months in our consolidated balance sheet. For other non-core operating leases, which is comprised of small-dollar-value items such as office equipment, we continued to expense these costs in the period incurred rather than capitalizing such expenditures on our consolidated balance sheet. Accounting for finance leases was not impacted by the adoption of this guidance.
Under Topic 842, we identify lease and nonlease components in a contract to which consideration in the contract will be allocated. As an election, we may elect by class of underlying asset to choose not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components in a contract as part of the single lease component. We have elected to not separate lease components from nonlease components for property leases and are, therefore, not allocating consideration between lease and nonlease components for this asset class. Lease payments include: fixed payments, including in-substance fixed payments, less any lease incentives paid or payable to the lessee; variable lease payments that depend on an index or a rate; exercise price of a purchase option reasonably certain to be exercised; penalties for terminating a lease; and amounts where it is probable that we will owe under a residual value guarantee. Refundable deposits are not considered to be a fixed payment. Variable lease costs that are not based on an index or a rate are recorded to expense in the period incurred. Lease term is determined at lease commencement, and includes any noncancellable period for which we have the right to use the underlying asset together with any periods covered by an option to extend or terminate the lease if we are reasonably certain to exercise the option to extend or not to exercise the option to terminate. The initial determination of a lease liability is calculated as the net present value of the lease payments not yet paid. The discount rate used to determine present value is the rate implicit in the lease, if present, or, if not present, our incremental borrowing rate, which is a rate that reflects interest that we would have to pay to borrow funds on a collateralized basis over a similar term to the lease and in a similar economic environment. For shorter term leases, such as vehicle and equipment leases, we calculate our incremental borrowing rate using the interest rate from our existing secured line of credit, adjusted based on term. For longer term leases, such as our landfill operating leases, we calculate our incremental borrowing rate based on an industry yield curve with a similar credit rating, adjusted by a company specific spread as determined by a third-party.

A schedule of lease costs and other lease information follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost:
Amortization of right-of-use assets	$503	$912
Interest expense	186	342
Fixed lease cost	4,317	8,544
Short-term lease cost	1,092	1,750
Variable lease cost	35	42
Total lease cost	$6,133	$11,590

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$733	$1,204
Operating cash flows for operating leases	$4,831	$6,874
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,384	$6,857
Right-of-use assets obtained in exchange for new operating lease liabilities	$173	$588

		June 30, 2019
Weighted-average remaining lease term - finance leases (years)		6.8
Weighted-average remaining lease term - operating leases (years)		11.3
Weighted-average discount rate - finance leases		5.2%
Weighted-average discount rate - operating leases		6.5%

Estimated minimum future lease obligations are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2019	$7,429	$1,670
Fiscal year ending December 31, 2020	12,878	3,872
Fiscal year ending December 31, 2021	10,470	3,336
Fiscal year ending December 31, 2022	8,324	2,740
Fiscal year ending December 31, 2023	6,558	2,572
Thereafter	65,739	6,924
Total lease payments	111,398	21,114
Less: interest expense	(36,762)	(3,946)
Lease liability balance	$74,636	$17,168

6.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2018	Acquisitions	June 30, 2019
Eastern region	$28,154	$2,566	$30,720
Western region	120,536	4,566	125,102
Recycling	12,315	—	12,315
Other	1,729	—	1,729
Total	$162,734	$7,132	$169,866

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, June 30, 2019
Intangible assets	$25,669	$52,063	$77,732
Less accumulated amortization	(18,195)	(16,190)	(34,385)
	$7,474	$35,873	$43,347

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2018
Intangible assets	$21,750	$44,363	$66,113
Less accumulated amortization	(17,584)	(13,762)	(31,346)
	$4,166	$30,601	$34,767

Intangible amortization expense was $1,639 and $3,039 during the three and six months ended June 30, 2019, respectively, as compared to $567 and $1,134 during the three and six months ended June 30, 2018, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2018 and thereafter follows:

Estimated Future Amortization Expense as of June 30, 2019
Fiscal year ending December 31, 2019	$3,443
Fiscal year ending December 31, 2020	$6,340
Fiscal year ending December 31, 2021	$5,417
Fiscal year ending December 31, 2022	$4,853
Fiscal year ending December 31, 2023	$4,565
Thereafter	$18,729

7.    ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE
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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$73,075	$62,290
Obligations incurred	1,217	1,793
Revision in estimates (1)	—	1,492
Accretion expense	3,194	2,784
Obligations settled (2)	(2,947)	(614)
Ending balance	$74,539	$67,745

(1)
Relates to changes in estimates and assumptions associated with anticipated costs of future final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill. See Note 9, Commitments and Contingencies and Note 12, Other Items and Charges for additional disclosure regarding the matter.

(2)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
8.    LONG-TERM DEBT
A summary of long-term debt and finance leases by debt instrument follows:

	June 30, 2019	December 31, 2018
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.75%	$3,100	$69,600
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.75%	350,000	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2019; bearing interest at 4.00%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 5.2%	17,168	11,248
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.4%	4,473	2,401
Principal amount of long-term debt and finance leases	496,741	555,249
Less—unamortized discount and debt issuance costs (1)	9,801	10,950
Long-term debt and finance leases less unamortized discount and debt issuance costs	486,940	544,299
Less—current maturities of long-term debt and finance leases	3,048	2,298
	$483,892	$542,001

(1)	A summary of unamortized discount and debt issuance costs by debt instrument follows:

	June 30, 2019	December 31, 2018
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$6,298	$7,118
New York Bonds 2014	754	847
New York Bonds 2014R-2	420	450
FAME Bonds 2005R-3	475	517
FAME Bonds 2015R-1	587	622
FAME Bonds 2015R-2	455	493
Vermont Bonds	568	595
New Hampshire Bonds	244	308
	$9,801	$10,950

Credit Facility
As of June 30, 2019, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus, as low as, 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2019, further advances were available under the Credit Facility in the amount of $172,279. The available amount is net of outstanding irrevocable letters of credit totaling $24,621, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2019, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $7,352 in the three and six months ended June 30, 2018 associated with the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our term loan B facility ("Term Loan B Facility") with our existing Credit Facility, and the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds.
Cash Flow Hedges
As of June 30, 2019, we had in place nine interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The hedging relationships between these interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility were originally considered highly effective based on quantitative assessments using regression analysis and, subsequently, based on a qualitative assessment performed as of June 30, 2019. Therefore, we have designated these derivative instruments as effective cash flow hedges.
The total notional amount of all of our interest rate derivative agreements is $190,000 and according to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps	Other current assets	$6	$338
Interest rate swaps	Other non-current assets	—	482
		$6	$820

Interest rate swaps	Other accrued liabilities	$1,308	$387
Interest rate swaps	Other long-term liabilities	4,152	1,555
		$5,460	$1,942

Interest rate swaps	Accumulated other comprehensive loss	$(5,712)	$(1,196)
Interest rate swaps - tax provision	Accumulated other comprehensive loss	(112)	(112)
		$(5,824)	$(1,308)

A summary of the amount of loss on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive income into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statement of Operations Location	(Expense) Income		(Expense) Income
Interest expense	$(44)	$(38)	$(69)	$(91)

9.    COMMITMENTS AND CONTINGENCIES
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

We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond. Construction of the waterline is near completion and expected to be completed in the fiscal year ending December 31, 2019.
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

	Six Months Ended June 30,
	2019	2018
Beginning balance	$5,173	$5,936
Accretion expense	65	78
Obligations settled (1)	(392)	(441)
Ending balance	$4,846	$5,573

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The remediation work has commenced and it is expected that the majority of the remediation work will be completed in the fiscal year ending December 31, 2019. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Six Months Ended June 30,
	2019	2018
Beginning balance	$5,614	$5,758
Obligations settled	(1,764)	(11)
Ending balance	$3,850	$5,747

North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuits were heard by the Supreme Court of the United States (“SCOTUS”). SCOTUS has granted certiorari to hear such cases. Our motion for a stay was granted in the New Hampshire Litigation. We intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.

10.	STOCKHOLDERS' EQUITY
Recent Developments
In the six months ended June 30, 2019, we completed a public offering of 3,565 shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100,446, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2019, there were 1,398 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	669	$6.37
Granted	—	$—
Exercised	(378)	$6.03
Forfeited	—	$—
Outstanding, June 30, 2019	291	$6.80	5.4	$9,557
Exercisable, June 30, 2019	291	$6.80	5.4	$9,557
Stock-based compensation expense for stock options was $0 and $0 during the three and six months ended June 30, 2019, respectively, as compared to $126 and $250 during the three and six months ended June 30, 2018, respectively.
During the three and six months ended June 30, 2019, the aggregate intrinsic value of stock options exercised was $9,717 and $11,734, respectively.
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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	686	$15.56
Granted	161	$37.02
Class A Common Stock Vested	(216)	$12.13
Forfeited	(4)	$17.75
Outstanding, June 30, 2019	627	$18.68	1.0	$10,854
Unvested, June 30, 2019	952	$19.48	1.1	$16,909

(1)
Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 325 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,835 and $3,225 during the three and six months ended June 30, 2019, respectively, as compared to $1,946 and $3,876 during the three and six months ended June 30, 2018, respectively.

During the three and six months ended June 30, 2019, the total fair value of other stock awards vested was $831 and $7,721, respectively.
As of June 30, 2019, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $4,600, which will be recognized over a weighted average period of 1.6 years. As of June 30, 2019, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $7,096 to be recognized over a weighted average period of 1.1 years.
We also recorded $54 and $95 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2019, respectively, as compared to $48 and $71 during the three and six months ended June 30, 2018, respectively.
Accumulated Other Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2018	$(1,308)
Other comprehensive loss before reclassifications	(4,585)
Amounts reclassified from accumulated other comprehensive loss	69
Income tax benefit (provision) related to items of other comprehensive loss	—
Net current-period other comprehensive loss	(4,516)
Balance, June 30, 2019	$(5,824)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$44	$38	$69	$91	Interest expense
	44	38	69	91	Income (loss) before income taxes
	—	—	—	—	(Benefit) provision for income taxes
	$44	$38	$69	$91	Net income (loss)

11.	EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$11,915	$1,704	$10,201	$(2,206)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	46,599	41,765	46,599	41,765
Class B common stock	988	988	988	988
Shares to be issued - acquisition	36	—	36	—
Unvested restricted stock	(9)	(38)	(9)	(38)
Effect of weighted average shares outstanding	(150)	(54)	(921)	(199)
Basic weighted average common shares outstanding	47,464	42,661	46,693	42,516
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	757	1,255	731	—
Diluted weighted average common shares outstanding	48,221	43,916	47,424	42,516
Anti-dilutive potentially issuable shares	—	—	154	2,105

12.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities and Other Items
In the three and six months ended June 30, 2019, we recorded charges of $464 and $1,140, respectively, associated with acquisition activities. In the three and six months ended June 30, 2018, we recorded charges of $211 and $211, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $138 and $138, respectively, associated with acquisition activities.
Southbridge Landfill Closure Charge, Net
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill as disclosed in Note 9, Commitments and Contingencies. Accordingly, in the three and six months ended June 30, 2019 and 2018, we recorded charges associated with the closure of the Southbridge Landfill as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Charlton settlement charge (1)	$—	$—	$—	$1,216
Legal and other costs (2)	917	172	1,472	543
Southbridge Landfill closure charge, net	$917	$172	$1,472	$1,759

(1)	We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 9, Commitments and Contingencies for additional disclosure.

(2)	We incurred legal costs as well as other costs associated with various matters as part of the Southbridge Landfill closure. See Note 9, Commitments and Contingencies for additional disclosure.

Contract Settlement Charge
In the six months ended June 30, 2018, we recorded a contract settlement charge of $2,100 associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Development Project Charge
In the six months ended June 30, 2018, we recorded a development project charge of $311 associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the NCES landfill.

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,395	$—	$—
Interest rate swaps	—	6	—
	$1,395	$6	$—
Liabilities:
Interest rate swaps	$—	$5,460	$—

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,248	$—	$—
Interest rate swaps	—	820	—
	$1,248	$820	$—
Liabilities:
Interest rate swaps	$—	$1,942	$—

Fair Value of Debt
As of June 30, 2019, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014, New York Bonds 2014R-2 and New Hampshire Bonds was approximately $128,734 and the carrying value was $122,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2014R-2 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2019, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $3,100. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

14.	INCOME TAXES
During the three months ended June 30, 2019, we recognized a $(2,137) deferred tax benefit due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $2,137 deferred tax liability recorded through goodwill related to an acquisition of a company in May 2019. The $2,137 deferred tax liability related to the acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.

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

Three Months Ended June 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$57,076	$14,678	$6,368	$4,227	$211,891
Western	85,356	24,213	11,419	10,338	530,756
Recycling	10,514	2,363	978	(214)	54,964
Other	34,513	660	950	1,193	68,349
Eliminations	—	(41,914)	—	—	—
	$187,459	$—	$19,715	$15,544	$865,960
Three Months Ended June 30, 2018

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$53,589	$14,569	$7,030	$4,266	$180,330
Western	71,043	20,689	8,351	11,989	354,284
Recycling	9,600	1,738	1,043	(2,250)	49,477
Other	31,417	602	962	1,144	68,483
Eliminations	—	(37,598)	—	—	—
	$165,649	$—	$17,386	$15,149	$652,574

Six Months Ended June 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$104,073	$25,449	$11,629	$3,600	$211,891
Western	158,989	44,314	21,659	15,696	530,756
Recycling	21,280	4,334	1,947	(1,155)	54,964
Other	66,781	1,193	1,969	1,845	68,349
Eliminations	—	(75,290)	—	—	—
Total	$351,123	$—	$37,204	$19,986	$865,960

Six Months Ended June 30, 2018

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$98,094	$25,876	$13,009	$2,454	$180,330
Western	135,783	39,320	16,382	19,182	354,284
Recycling	19,757	2,923	2,097	(7,418)	49,477
Other	59,470	919	1,882	1,768	68,483
Eliminations	—	(69,038)	—	—	—
Total	$313,104	$—	$33,370	$15,986	$652,574

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collection	$92,066	$74,564	$175,145	$141,039
Disposal	48,139	47,246	84,194	87,480
Power generation	711	1,295	1,847	3,094
Processing	1,908	2,347	2,786	3,768
Solid waste operations	142,824	125,452	263,972	235,381
Organics	14,905	14,647	28,501	26,847
Customer solutions	19,216	15,950	37,370	31,119
Recycling	10,514	9,600	21,280	19,757
Total revenues	$187,459	$165,649	$351,123	$313,104

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As of July 15, 2019, we owned and/or operated 40 solid waste collection operations, 55 transfer stations, 19 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2019		2018			2019		2018
Collection	$92.1	49.1%	$74.6	45.0%	$17.5	$175.1	49.9%	$141.0	45.0%	$34.1
Disposal	48.1	25.7%	47.2	28.5%	0.9	84.2	24.0%	87.5	27.9%	(3.3)
Power	0.7	0.4%	1.3	0.8%	(0.6)	1.8	0.5%	3.1	1.0%	(1.3)
Processing	1.9	1.0%	2.4	1.4%	(0.5)	2.9	0.8%	3.8	1.3%	(0.9)
Solid waste	142.8	76.2%	125.5	75.7%	17.3	264.0	75.2%	235.4	75.2%	28.6
Organics	15.0	7.9%	14.6	8.9%	0.4	28.4	8.1%	26.8	8.6%	1.6
Customer solutions	19.2	10.3%	15.9	9.6%	3.3	37.4	10.6%	31.1	9.9%	6.3
Recycling	10.5	5.6%	9.6	5.8%	0.9	21.3	6.1%	19.8	6.3%	1.5
Total revenues	$187.5	100.0%	$165.6	100.0%	$21.9	$351.1	100.0%	$313.1	100.0%	$38.0

A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2019 vs. 2018		Period-to-Period Change for the Six Months Ended June 30, 2019 vs. 2018
	Amount	% of Growth	Amount	% of Growth
Price	$6.4	5.1%	$11.9	5.0%
Volume	0.4	0.4%	(3.8)	(1.6)%
Surcharges and other fees	1.1	0.8%	2.6	1.1%
Commodity price and volume	(1.7)	(1.3)%	(2.9)	(1.2)%
Acquisitions	14.8	11.8%	26.7	11.3%
Closed operations	(3.7)	(3.0)%	(5.9)	(2.5)%
Solid waste revenues	$17.3	13.8%	$28.6	12.1%
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$4.1 million from favorable collection pricing; and

•	$2.3 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$8.1 million from favorable collection pricing; and

•	$3.8 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$1.3 million from higher disposal volumes (of which $1.9 million relates to higher landfill volumes, $0.4 million relates to higher transfer station volumes and $(1.0) million relates to lower transportation volumes primarily associated with a large contaminated soils project that occurred in the prior year); partially offset by

•	$(0.7) million from lower collection volumes; and

•	$(0.2) million from lower processing volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$(2.8) million from lower disposal volumes (of which $(5.0) million relates to lower transportation volumes primarily associated with a large contaminated soils project that occurred in the prior year, $0.4 million relates to higher transfer station volumes and $1.8 million relates to higher landfill volumes); and

•	$(1.0) million from lower collection volumes.
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
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(1.4) million from lower commodity volumes due to lower commodity processing volumes and landfill gas-to-energy volumes; and

•	$(0.3) million from unfavorable energy pricing and, to a lesser extent, unfavorable commodity pricing.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$(2.1) million from lower commodity volumes due to lower commodity processing volumes and landfill gas-to-energy volumes; and

•	$(0.8) million from unfavorable energy pricing and, to a lesser extent, unfavorable commodity pricing.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is associated with the following:

•
the acquisition of three solid waste collection businesses in our Eastern region and a business comprised of solid waste collection, transfer and recycling operations in our Western region in the three months ended June 30, 2019; and

•
the acquisition of six solid waste collection businesses and one transfer business in our Western region and two businesses comprised of solid waste collection and transfer operations in our Eastern region throughout the prior year.

Closed operations.
The closed operations change component in quarterly and year-to-date solid waste revenues growth is the result of the closure of the landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in our Eastern region in the quarter ended December 31, 2018 and the closure of a transfer station in our Western region in the quarter ended March 31, 2019.
Organics revenues
Organics revenues increased $0.4 million quarterly and $1.6 million year-to-date as a result of higher volumes associated with two large transportation and disposal contracts.
Customer Solutions revenues
Customer solutions revenues increased $3.3 million quarterly and $6.3 million year-to-date as the result of higher volumes mainly due to multi-site retail and industrial services organic growth.
Recycling revenues
Quarterly recycling revenues increased as a result of the following:

•	$1.6 million from higher tipping fees; and

•	$0.6 million from higher commodity volumes; partially offset by

•	$(1.3) million from unfavorable commodity pricing in the marketplace.
Year-to-date recycling revenues increased as a result of the following:

•	$3.6 million from higher tipping fees; and

•	$1.1 million from higher commodity volumes; partially offset by

•	$(3.2) million from unfavorable commodity pricing in the marketplace.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2019		2018			2019		2018
Cost of operations	$128.7	68.6%	$111.8	67.5%	$16.9	$246.4	70.2%	$217.4	69.4%	$29.0
General and administration	$22.1	11.8%	$20.8	12.6%	$1.3	$44.9	12.8%	$41.8	13.4%	$3.1
Depreciation and amortization	$19.7	10.5%	$17.4	10.5%	$2.3	$37.2	10.6%	$33.4	10.7%	$3.8
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
The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $8.2 million quarterly and $13.7 million year-to-date due to the following:

•
higher disposal costs associated with: additional volumes related to acquisition activity; increased disposal pricing in the northeastern United States; and an increased reliance on third-party disposal sites in our Organics line-of-business; and

•
higher hauling and third-party transportation costs associated with: higher collection volumes related to acquisition activity; higher transportation rates; higher brokerage volumes in our Customer Solutions line-of-business with high pass through direct costs; partially offset by lower hauling and third-party transportation costs year-to-date associated with lower transportation volumes related to a large contaminated soils project in the Western region completed in the prior year.

Labor and related benefit costs increased $3.6 million quarterly and $7.6 million year-to-date due to higher labor costs related primarily to acquisition activity and wage increases due to tight labor markets.
Direct operational costs increased $0.9 million quarterly and decreased $(0.1) million year-to-date as higher auto insurance costs, associated primarily with claims activity in the quarter, and higher landfill operating costs were more than offset year-to-date by lower landfill operating lease amortization due to the closure of the Southbridge Landfill in the Eastern region.
Fuel costs increased $1.0 million and $1.6 million year-to-date due primarily to higher volumes associated with acquisition activity.
Maintenance and repair costs increased $3.3 million and $6.2 million year-to-date due primarily to higher fleet and facility maintenance costs associated with acquisition activity and related business growth.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expense can be primarily attributed to higher labor and related benefit costs associated with acquisition activity, partially offset by lower equity compensation costs and lower professional service fees related to reduced legal costs and consulting fees.

Depreciation and Amortization
Depreciation and amortization expense includes: (i) depreciation of property and equipment (including assets recorded for finance leases) on a straight-line basis over the estimated useful lives of the assets; (ii) amortization of landfill costs (including those costs incurred and all estimated future costs for landfill development and construction, along with asset retirement costs arising from closure and post-closure obligations) on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets certain criteria for amortization purposes; (iii) amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iv) amortization of intangible assets with a definite life, using either an economic benefit provided approach or on a straight-line basis over the definitive terms of the related agreements.
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2019		2018			2019		2018
Depreciation	$11.0	5.8%	$8.4	5.1%	$2.6	$21.2	6.0%	$16.8	5.4%	$4.4
Landfill amortization	7.1	3.8%	8.4	5.1%	(1.3)	12.9	3.7%	15.5	5.0%	(2.6)
Other amortization	1.6	0.9%	0.6	0.4%	1.0	3.1	0.9%	1.1	0.4%	2.0
	$19.7	10.5%	$17.4	10.6%	$2.3	$37.2	10.6%	$33.4	10.8%	$3.8
The period-to-period changes in depreciation and amortization expense can be primarily attributed to acquisition activity, partially offset by lower landfill amortization expense associated with lower landfill volumes in our Eastern Region due to the closure of the Southbridge Landfill.
Expense from Acquisition Activities and Other Items
In the three and six months ended June 30, 2019, we recorded charges of $0.5 million and $1.1 million, respectively associated with acquisition activities. In the three and six months ended June 30, 2018, we recorded a charge of $0.2 million associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $0.1 million associated with potential acquisition activities.
Southbridge Landfill Closure Charge, Net
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill as disclosed in Note 9, Commitments and Contingencies to our consolidated financial statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q. Accordingly, in the three and six months ended June 30, 2019 and 2018, we recorded charges associated with the closure of the Southbridge Landfill as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Charlton settlement charge (1)	$—	$—	$—	$1.2
Legal and other costs (2)	0.9	0.2	1.5	0.6
Southbridge Landfill closure charge, net	$0.9	$0.2	$1.5	$1.8

(1)
We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

(2)
We incurred legal costs as well as other costs associated with various matters as part of the Southbridge Landfill closure. See Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

Contract Settlement Charge
In the six months ended June 30, 2018, we recorded contract settlement charges of $2.1 million associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Development Project Charge
In the six months ended June 30, 2018, we recorded a development project charge of $0.3 million associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the North Country Environmental Services landfill in the Eastern region.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.3) million quarterly and $(0.4) million year-to-date despite a slightly higher average interest rate year-to-date due primarily to lower average debt balances and the the refinancing of our term loan B facility ("Term Loan B Facility") with our existing revolving line of credit facility ("Revolving Credit Facility") and our term loan A facility ("Term Loan Facility", together with the Revolving Credit Facility , the "Credit Facility"), and the remarketing of our Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds").
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $7.4 million in the three and six months ended June 30, 2018 associated with the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our Term Loan B Facility with our existing Credit Facility, and the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes decreased $1.9 million and $0.4 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in the prior year. During the three months ended June 30, 2019 and the quarter ended March 31, 2018, we recognized $2.1 million and $1.6 million deferred tax benefits, respectively, due to a reduction of the valuation allowance. The valuation allowance decreased in the periods based upon the recognition of additional reversing temporary differences related to the $2.1 million deferred tax liability recorded through goodwill for the acquisition of a company in May 2019 and $1.6 million deferred tax liability recorded through goodwill for the acquisition of two companies in January 2018. The deferred tax liabilities related to the acquisitions were based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax bases.
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
The benefit for income taxes for the six months ended June 30, 2019 and 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We had $3.8 million minimum tax credit carryforwards of which we anticipate $1.0 million and $1.9 million to be refundable for 2019 and 2018, respectively. Current income tax benefits of $0.5 million, offset by a $0.5 million deferred tax provision in the six months ended June 30, 2019, were recognized for a portion of the minimum tax credit carryforward refundable for 2019.

Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2019	2018		2019	2018
Eastern	$57.1	$53.6	$3.5	$104.1	$98.1	$6.0
Western	85.4	71.0	14.4	159.0	135.8	23.2
Recycling	10.5	9.6	0.9	21.3	19.8	1.5
Other	34.5	31.4	3.1	66.7	59.4	7.3
Total revenues	$187.5	$165.6	$21.9	$351.1	$313.1	$38.0
Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2019 vs. 2018		Period-to-Period Change for the Six Months Ended June 30, 2019 vs. 2018
	Amount	% of Growth	Amount	% of Growth
Price	$3.1	5.7%	$5.7	5.8%
Volume	(0.2)	(0.2)%	(0.1)	(0.1)%
Surcharges and other fees	0.5	0.9%	1.2	1.2%
Commodity price and volume	(0.1)	(0.3)%	(0.3)	(0.3)%
Acquisitions	3.4	6.3%	4.7	4.8%
Closed landfill	(3.2)	(5.9)%	(5.2)	(5.3)%
Solid waste revenues	$3.5	6.5%	$6.0	6.1%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$2.1 million from favorable collection pricing; and

•	$1.0 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$4.2 million from favorable collection pricing; and

•	$1.5 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•	$(0.6) million from lower collection volumes; partially offset by

•	$0.4 million from higher disposal volumes related to landfills.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•	$(0.8) million from lower collection volumes; partially offset by

•	$0.7 million from higher disposal volumes related to transfer stations.

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
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth is the result of $(0.1) million and $(0.3) million, respectively, from lower landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the acquisition of three tuck-in solid waste collection businesses in the three months ended June 30, 2019 and two businesses comprised of solid waste collection and transfer operations in throughout the prior year.
Closed landfill.
The closed landfill change component in quarterly and year-to-date solid waste revenues growth is the result of the closure of the Southbridge Landfill in the quarter ended December 31, 2018.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2019 vs. 2018		Period-to-Period Change for the Six Months Ended June 30, 2019 vs. 2018
	Amount	% of Growth	Amount	% of Growth
Price	$3.3	4.7%	$6.1	4.5%
Volume	1.1	1.5%	(3.1)	(2.3)%
Surcharges and other fees	0.6	0.8%	1.5	1.1%
Commodity price and volume	(1.5)	(2.1)%	(2.6)	(1.9)%
Acquisitions	11.4	16.0%	22.0	16.2%
Closed operations	(0.5)	(0.8)%	(0.7)	(0.5)%
Solid waste revenues	$14.4	20.1%	$23.2	17.1%
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:

•	$1.9 million from favorable collection pricing; and

•	$1.4 million from favorable disposal pricing related to landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:

•	$3.8 million from favorable collection pricing; and

•	$2.3 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:

•
$1.3 million from higher disposal volumes related to higher landfill and transfer station volumes, the impact of which was lessened by lower transportation volumes associated with a large contaminated soils project that occurred in the prior year; partially offset by

•	$(0.2) million from lower collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•
$(2.9) million from lower transportation volumes associated with a large contaminated soils project that occurred in the prior year and lower transfer station volumes, the impact of which was lessened by higher landfill volumes; and

•	$(0.2) million from lower collection volumes.
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
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth of $(1.5) million and $(2.6) million, respectively, is the result of lower commodity processing volumes, unfavorable energy pricing and, to a lesser extent, unfavorable commodity pricing.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the acquisition of a business comprised of solid waste collection, transfer and recycling operations in the three months ended June 30, 2019 and six solid waste collection businesses and one transfer business throughout the prior year.
Closed operations.
The closed operations change component in quarterly and year-to-date solid waste revenues growth is the result of the closure of a transfer station.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2019	2018		2019	2018
Eastern	$4.2	$4.3	$(0.1)	$3.6	$2.5	$1.1
Western	10.4	12.0	(1.6)	15.7	19.2	(3.5)
Recycling	(0.2)	(2.2)	2.0	(1.2)	(7.4)	6.2
Other	1.1	1.0	0.1	1.9	1.7	0.2
Operating income	$15.5	$15.1	$0.4	$20.0	$16.0	$4.0
Eastern Region
Operating results declined $(0.1) million quarterly and improved $1.1 million year-to-date. Excluding the impact of the Southbridge Landfill closure charge, net, the development project charge and the expense from acquisition activities and other items, our operating performance in the three and six months ended June 30, 2019 improved year-over-year as the result of revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $3.8 million quarterly and $6.0 million year-to-date due to the following:

•	higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates;

•	higher disposal costs associated with acquisition activity and increased disposal pricing in the northeastern United States;

•	higher labor costs associated with acquisition activity and wage increases due to tight labor markets;

•	higher fuel costs associated with higher volumes on acquisition activity;

•	higher quarterly auto insurance costs associated primarily with claims activity; and

•	higher maintenance and repair costs associated with higher fleet and facility maintenance costs due to acquisition activity and related business growth.
General and administration: General and administration expense decreased $(0.5) million quarterly and $(0.4) million year-to-date due to lower shared overhead costs and lower professional service fees related to reduced legal and consulting costs.
Depreciation and amortization: Depreciation and amortization expense decreased $(0.7) million quarterly and $(1.4) million year-to-date due primarily to lower landfill amortization expense associated with the closure of the Southbridge Landfill, partially offset by higher depreciation and amortization expense associated with acquisition activity.
Western Region
Operating income decreased $(1.6) million quarterly and $(3.5) million year-to-date. Excluding the impact of the expense from acquisition activities and other items, our operating performance in the three and six months ended June 30, 2019 declined as revenue growth was more than offset by the following cost changes:
Cost of operations: Cost of operations increased $14.8 million quarterly and $22.5 million year-to date due to the following:

•	higher disposal costs associated with additional volumes related to acquisition activity and increased disposal pricing in the northeastern United States;

•
higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates, partially offset by a reduction of hauling and third-party transportation costs year-to-date from lower transportation volumes associated with a large contaminated soils project that occurred in prior year;

•	higher labor costs related to acquisition activity and wage increases due to tight labor markets;

•	higher direct operational costs related to higher landfill operating costs and higher auto insurance costs associated primarily with claims activity;

•	higher fuel costs due to higher volumes associated with acquisition activity; and

•	higher fleet and facility maintenance costs due to acquisition activity and related business growth.
General and administration: General and administration expense increased $1.3 million quarterly and $3.2 million year-to-date due to higher labor and related benefit costs associated with acquisition activity and an increased allocation of shared overhead costs based on business growth.
Depreciation and amortization: Depreciation and amortization expense increased $3.0 million quarterly and $5.3 million year-to-date due to acquisition activity.
Recycling
Operating results increased $2.0 million quarterly and $6.2 million year-to-date. Excluding the impact of the contract settlement charge, our operating performance in the three and six months ended June 30, 2019 improved primarily due to revenue growth on higher commodity volumes and tipping fees, combined with lower operating costs, including lower purchased material costs year-to-date on reduced commodity pricing in the marketplace.
Other
Operating income increased $0.1 million quarterly and $0.2 million year-to-date based on the following:

•
improved operating performance of our Customer Solutions line-of-business, as revenue growth associated with increased volumes outpaced higher cost of operations associated with the corresponding increase in hauling, transportation and disposal costs; partially offset by

•
the impact of intercompany profits in our Organics line-of-business now passing through to landfill disposal sites, combined with declining margins as higher revenues, which were driven by two large transportation and disposal contracts, also resulted in higher third-party transportation and disposal costs as much of these new volumes were directed to third-party sites.

Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our cash needs based on the capital intensive nature of our business. Our capital requirements include fixed asset purchases (including capital expenditures for vehicles), debt servicing, landfill development and cell construction, landfill site and cell closure, as well as acquisitions. We generally meet our liquidity needs from operating cash flows and borrowings from our $200.0 million Revolving Credit Facility.
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs (in millions), follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$3.2	$4.0
Restricted assets:
Restricted investment securities - landfill closure	$1.4	$1.2
Long-term debt:
Current portion	$3.0	$2.3
Long-term portion	493.7	552.9
Total long-term debt	$496.7	$555.2
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2019	2018
Net cash provided by operating activities	$38.3	$48.1	$(9.8)
Net cash used in investing activities	$(74.0)	$(57.9)	$(16.1)
Net cash provided by financing activities	$34.9	$9.9	$25.0

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2019	2018
Net income (loss)	$10.2	$(2.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37.2	33.4
Depletion of landfill operating lease obligations	3.6	5.0
Interest accretion on landfill and environmental remediation liabilities	3.6	2.9
Amortization of debt issuance costs and discount on long-term debt	1.2	1.3
Stock-based compensation	3.3	4.2
Gain on sale of property and equipment	(0.3)	(0.4)
Southbridge Landfill non-cash closure charge	0.2	1.3
Non-cash expense from acquisition activities and other items	(0.1)	0.2
Development project charge	—	0.3
Loss on debt extinguishment	—	7.4
Right-of-use asset - operating lease expense	4.9	—
Deferred income taxes	(1.6)	(0.7)
	62.2	52.7
Changes in assets and liabilities, net	(23.9)	(4.6)
Net cash provided by operating activities	$38.3	$48.1
A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was due to the following:

•
increased revenues of $38.0 million associated with higher collection and transfer station revenues on higher pricing and acquisition activity, higher landfill revenues on higher pricing and volumes, and higher revenues on volumes in our Customer Solutions, Organics and Recycling lines-of-business; partially mitigated by lower disposal revenues on lower transportation volumes and the closure of our Southbridge Landfill and lower landfill gas-to-energy and processing commodity revenues on lower volumes and pricing; partially offset by

•
higher cost of operations of $29.0 million driven by business growth resulting in higher third-party direct costs, higher labor costs, higher fuel costs and higher fleet maintenance and facility costs; and

•	higher general and administration expense of $3.1 million attributed to higher labor and related benefit costs associated with acquisition activity.
The cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was due to the following:

•
an unfavorable impact to operating cash flows associated with the change in accrued expenses and other liabilities associated with higher final capping, closure and post-closure payments, higher payroll and related costs, and changes to the accounting for operating leases and classification of landfill operating lease contract payments from investing activities to operating activities within our consolidated statements of cash flows as a result of the implementation of Topic 842 effective January 1, 2019;

•	an unfavorable impact to operating cash flows associated with cash outflows associated with prepaid expenses, inventories and other assets; and

•	an unfavorable impact to operating cash flows associated with the change in accounts payable; partially offset by

•	a favorable impact to operating cash flows associated with the change in accounts receivable.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2019	2018
Acquisitions, net of cash acquired	$(27.7)	$(19.4)
Additions to property, plant and equipment	(46.7)	(35.5)
Payments on landfill operating lease contracts	—	(3.5)
Proceeds from sale of property and equipment	0.4	0.5
Net cash used in investing activities	$(74.0)	$(57.9)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired.
In the six months ended June 30, 2019, we acquired three tuck-in solid waste collection businesses and a business comprised of solid waste collection, transfer and recycling operations for total consideration of $28.9 million, including $25.5 million in cash, and paid $2.2 million in holdback payments on businesses previously acquired, as compared to the six months ended June 30, 2018, during which we acquired one solid waste collection, transfer and processing business and a tuck-in collection operation for total consideration of $19.4 million, including $19.2 million in cash and $0.2 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $11.2 million higher in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to capital expenditures associated with timing differences, business growth and acquisition activities.
Payments on landfill operating lease contracts.
As a result of the implementation of Accounting Standards Update No. 2016-02, as amended through March 2019: Leases (Topic 842), payments on landfill operating lease contracts are classified as operating cash outflows in the six months ended June 30, 2019 as compared to investing cash outflows in the six months ended June 30, 2018.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2019	2018
Proceeds from long-term borrowings	$41.4	$528.9
Principal payments on long-term debt	(109.2)	(513.8)
Payments of debt issuance costs	—	(5.6)
Proceeds from the exercise of share based awards	2.3	0.4
Proceeds from the issuance of Class A Common Stock	100.4	—
Net cash provided by financing activities	$34.9	$9.9
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings decreased by $(487.5) million and our debt payments decreased by $(404.6) million in the six months ended June 30, 2019. The decrease in financing cash flows related to debt activity is associated with the paydown of our Revolving Credit Facility in the six months ended June 30, 2019 combined with the changes in our capital structure in the six months ended June 30, 2018, including the refinancing of our Term Loan B Facility with our existing Credit Facility, the remarketing of our Vermont Bonds and the issuance of $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”).

Payments of debt issuance costs. We made $5.6 million of debt issuance cost payments in the six months ended June 30, 2018 related primarily to the issuance of FAME Bonds 2015R-2 and the refinancing of our Credit Facility.
Proceeds from the exercise of share based awards. We received $2.3 million of cash receipts associated with the exercise of stock options in the six months ended June 30, 2019 as compared to $0.4 million in the three months ended June 30, 2018 due primarily to the appreciation of our stock price.
Proceeds from the issuance of Class A Common Stock. In the six months ended June 30, 2019, we completed a public offering of 3.6 million shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100.4 million, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2019, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and $3.1 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus, as low as, 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2019, further advances were available under the Revolving Credit Facility in the amount of $172.3 million. The available amount is net of outstanding irrevocable letters of credit totaling $24.6 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2019, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended June 30, 2019	Covenant Requirement at June 30, 2019
Maximum consolidated net leverage ratio (1)	3.18	4.50
Minimum interest coverage ratio	6.48	3.00

(1)
The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $495.6 million as of June 30, 2019, or $496.7 million of consolidated funded debt less $1.1 million of cash and cash equivalents in excess of $2.0 million as of June 30, 2019), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2019. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2019
Net cash provided by operating activities	$111.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures	24.9
Gain on sale of property and equipment	0.4
Non-cash expense from acquisition activities and other items	(0.5)
Southbridge Landfill non-cash closure charge	(15.1)
Impairment of investment	(1.1)
Southbridge Landfill insurance recovery for investing activities	3.5
Stock based compensation	(12.5)
Interest expense, less amortization of debt issuance costs	23.7
Benefit for income taxes, net of deferred income taxes	(1.1)
Adjustments as allowed by the Credit Agreement	22.8
Consolidated EBITDA	$156.0
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of June 30, 2019, we were in compliance with the covenants contained in the Credit Agreement.
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
Tax-Exempt Financings
New York Bonds. As of June 30, 2019, we had outstanding $25.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and $15.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. As of June 30, 2019, we had outstanding $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2005R-3”), $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) (collectively, the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. As of June 30, 2019, we had outstanding $16.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.63% per annum through April 2, 2028, after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of June 30, 2019, we had outstanding $11.0 million aggregate principal amount of unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.00% per annum through October 1, 2019, at which time they may be converted from a fixed rate to a variable rate. During the fixed interest rate period, the New Hampshire Bonds are not to be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended June 30, 2019 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
New Accounting Pronouncements
For a description of the new accounting standards that may affect us, see Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q. For a description of the impact of Accounting Standards Update No. 2016-02, as amended through March 2019: Leases (Topic 842), effective January 1, 2019 see Note 5, Leases to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business we are exposed to market risks, including changes in interest rates and certain commodity prices. We have a variety of strategies to mitigate these market risks, including at times using derivative instruments to hedge some portion of these risks.
Interest Rate Volatility
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. As of June 30, 2019, we are party to nine interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these hedging instruments is $190.0 million and we receive interest based on the 1-month LIBOR index, restricted by a 1.00% floor in certain instances, and pay interest at a weighted average fixed rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity (deficit) as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We have $143.6 million of fixed rate debt as of June 30, 2019 in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $163.1 million of long-term debt at June 30, 2019. The weighted average interest rate on the variable rate portion of long-term debt was approximately 4.2% at June 30, 2019. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.4 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Should commodity prices change by $10 per ton, we estimate that our annual operating income would change by approximately $0.7 million annually, or $0.2 million quarterly. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond. Construction of the waterline is near completion and expected to be completed in the fiscal year ending December 31, 2019.
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

	Six Months Ended June 30,
	2019	2018
Beginning balance	$5.2	$5.9
Accretion expense	0.1	0.1
Obligations settled (1)	(0.4)	(0.4)
Ending balance	$4.9	$5.6

(1)	Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The remediation work has commenced and it is expected that the majority of the remediation work will be completed in the fiscal year ending December 31, 2019. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows (in millions):

	Six Months Ended June 30,
	2019	2018
Beginning balance	$5.6	$5.8
Obligations settled	(1.8)	—
Ending balance	$3.8	$5.8

North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuits were heard by the Supreme Court of the United States (“SCOTUS”). SCOTUS has granted certiorari to hear such cases. Our motion for a stay was granted in the New Hampshire Litigation. We intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.

ITEM 1A.	RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2019, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because it XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**
Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018, (iv) Consolidated Statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 2, 2019	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 2, 2019	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)