Form 10-Q
period 2019-09-30
CASELLA WASTE SYSTEMS INC
filed 2019-11-01
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2019:

Class A common stock, $0.01 par value per share:	46,792,758
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1. FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,028	$4,007
Accounts receivable, net of allowance for doubtful accounts of $1,478 and $931, respectively	89,882	74,937
Refundable income taxes	2,789	2,254
Prepaid expenses	8,423	7,345
Inventory	6,976	6,542
Other current assets	693	2,008
Total current assets	113,791	97,093
Property, plant and equipment, net of accumulated depreciation and amortization of $831,950 and $878,701, respectively	434,081	404,577
Operating lease right-of-use assets	109,604	—
Goodwill	184,295	162,734
Intangible assets, net	60,983	34,767
Restricted assets	1,410	1,248
Cost method investments	11,264	11,264
Deferred income taxes	8,840	9,594
Other non-current assets	11,512	11,133
Total assets	$935,780	$732,410
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term debt and finance leases	$3,571	$2,298
Current operating lease liabilities	9,582	—
Accounts payable	59,370	57,289
Accrued payroll and related expenses	10,116	10,969
Accrued interest	2,340	2,415
Contract liabilities	2,812	3,074
Current accrued capping, closure and post-closure costs	8,527	11,633
Other accrued liabilities	30,641	23,819
Total current liabilities	126,959	111,497
Long-term debt and finance leases, less current portion	523,975	542,001
Operating lease liabilities, less current portion	71,910	—
Accrued capping, closure and post-closure costs, less current portion	64,092	61,442
Deferred income taxes	2,637	2,519
Other long-term liabilities	35,395	30,783
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Casella Waste Systems, Inc. stockholders' equity (deficit)
Class A common stock, 0.01 par value per share; 100,000,000 shares authorized; 46,792,000 and 41,944,000 shares issued and outstanding, respectively	468	419
Class B common stock, 0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	482,987	373,716
Accumulated deficit	(366,082)	(388,669)
Accumulated other comprehensive loss	(6,571)	(1,308)
Total stockholders' equity (deficit)	110,812	(15,832)
Total liabilities and stockholders' equity (deficit)	$935,780	$732,410
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$198,547	$172,832	$549,670	$485,936
Operating expenses:
Cost of operations	131,273	114,118	377,707	331,527
General and administration	22,536	20,545	67,423	62,365
Depreciation and amortization	20,940	18,202	58,144	51,572
Withdrawal costs - multiemployer pension plan	3,591	—	3,591	—
Expense from acquisition activities and other items	1,097	581	2,237	930
Southbridge landfill closure charge (settlement), net	625	(9,498)	2,097	(7,740)
Contract settlement charge	—	—	—	2,100
Development project charge	—	—	—	311
	180,062	143,948	511,199	441,065
Operating income	18,485	28,884	38,471	44,871
Other expense (income):
Interest income	(66)	(53)	(287)	(161)
Interest expense	6,235	6,424	18,849	19,347
Loss on debt extinguishment	—	—	—	7,352
Other income	(248)	(166)	(960)	(597)
Other expense, net	5,921	6,205	17,602	25,941
Income before income taxes	12,564	22,679	20,869	18,930
Provision (benefit) for income taxes	178	377	(1,718)	(1,166)
Net income	$12,386	$22,302	$22,587	$20,096
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	47,690	42,779	47,029	42,605
Basic earnings per common share	$0.26	$0.52	$0.48	$0.47
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,361	44,175	47,660	43,938
Diluted earnings per common share	$0.26	$0.50	$0.47	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$12,386	$22,302	$22,587	$20,096
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	(120)	(147)	(187)	(217)
Interest rate swap amounts reclassified into interest expense	147	156	216	247
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(774)	863	(5,292)	1,503
Other comprehensive (loss) income, before tax	(747)	872	(5,263)	1,533
Income tax provision related to items of other comprehensive (loss) income	—	235	—	413
Other comprehensive (loss) income, net of tax	(747)	637	(5,263)	1,120
Comprehensive income	$11,639	$22,939	$17,324	$21,216
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$(15,832)	41,944	$419	988	$10	$373,716	$(388,669)	$(1,308)
Issuance of Class A common stock - equity offering	100,446	3,565	36	—	—	100,410	—	—
Issuance of Class A common stock - acquisition	—	67	1	—	—	(1)	—	—
Issuances of Class A common stock	260	676	7	—	—	253	—	—
Stock-based compensation	1,431	—	—	—	—	1,431	—	—
Comprehensive loss:
Net loss	(1,714)	—	—	—	—	—	(1,714)	—
Other comprehensive loss:
Hedging activity	(1,557)	—	—	—	—	—	—	(1,557)
Balance, March 31, 2019	83,034	46,252	463	988	10	475,809	(390,383)	(2,865)
Issuances of Class A common stock	2,318	347	3	—	—	2,315	—	—
Stock-based compensation	1,889	—	—	—	—	1,889	—	—
Comprehensive income:
Net income	11,915	—	—	—	—	—	11,915	—
Other comprehensive loss:
Hedging activity	(2,959)	—	—	—	—	—	—	(2,959)
Balance, June 30, 2019	96,197	46,599	466	988	10	480,013	(378,468)	(5,824)
Issuances of Class A common stock	1,078	193	2	—	—	1,076	—	—
Stock-based compensation	1,898	—	—	—	—	1,898	—	—
Comprehensive income:
Net income	12,386	—	—	—	—	—	12,386	—
Other comprehensive loss:
Hedging activity	(747)	—	—	—	—	—	—	(747)
Balance, September 30, 2019	$110,812	46,792	$468	988	$10	$482,987	$(366,082)	$(6,571)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)
Issuances of Class A common stock	310	402	4	—	—	306	—	—
Stock-based compensation	2,077	—	—	—	—	2,077	—	—
Comprehensive loss:
Net loss	(3,910)	—	—	—	—	—	(3,910)	—
Other comprehensive income:
Hedging activity	568	—	—	—	—	—	—	568
Balance, March 31, 2018	(38,817)	41,700	417	988	10	359,021	(398,999)	734
Issuances of Class A common stock	361	65	1	—	—	360	—	—
Stock-based compensation	2,121	—	—	—	—	2,121	—	—
Comprehensive income:
Net income	1,704	—	—	—	—	—	1,704	—
Other comprehensive loss:
Hedging activity	(85)	—	—	—	—	—	—	(85)
Balance, June 30, 2018	(34,716)	41,765	418	988	10	361,502	(397,295)	649
Issuance of Class A common stock - acquisition	4,258	150	1	—	—	4,257	—	—
Issuances of Class A common stock	72	17	—	—	—	72	—	—
Stock-based compensation	2,168	—	—	—	—	2,168	—	—
Comprehensive income:
Net income	22,302	—	—	—	—	—	22,302	—
Other comprehensive income:
Hedging activity	637	—	—	—	—	—	—	637
Balance, September 30, 2018	$(5,279)	41,932	$419	988	$10	$367,999	$(374,993)	$1,286
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$22,587	$20,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,144	51,572
Depletion of landfill operating lease obligations	5,580	7,827
Interest accretion on landfill and environmental remediation liabilities	5,310	4,291
Amortization of debt issuance costs and discount on long-term debt	1,724	1,875
Stock-based compensation	5,218	6,366
Operating lease right-of-use assets expense	7,272	—
Gain on sale of property and equipment	(806)	(414)
Southbridge Landfill non-cash closure charge	58	1,354
Southbridge Landfill insurance recovery for investing activities	—	(3,506)
Development project charge	—	311
Non-cash expense from acquisition activities and other items	71	211
Loss on debt extinguishment	—	7,352
Withdrawal costs - multiemployer pension plan	3,591	—
Deferred income taxes	(1,267)	79
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(15,141)	(12,161)
Landfill operating lease contract expenditures	(3,197)	—
Accounts payable	1,634	8,009
Prepaid expenses, inventories and other assets	(1,297)	829
Accrued expenses, contract liabilities and other liabilities	(17,986)	(4,174)
Net cash provided by operating activities	71,495	89,917
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(73,496)	(58,176)
Additions to property, plant and equipment	(75,998)	(51,841)
Payments on landfill operating lease contracts	—	(5,006)
Proceeds from sale of property and equipment	542	609
Proceeds from Southbridge Landfill insurance recovery for investing activities	—	3,506
Proceeds from property insurance settlement	332	992
Net cash used in investing activities	(148,620)	(109,916)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	121,500	566,800
Principal payments on long-term debt	(149,774)	(540,611)
Payments of debt issuance costs	—	(5,573)
Proceeds from the exercise of share based awards	3,355	471
Proceeds from the public issuance of Class A Common Stock	100,446	—
Proceeds from unregistered sale of Class A Common Stock	2,619	—
Net cash provided by financing activities	78,146	21,087
Net increase in cash and cash equivalents	1,021	1,088
Cash and cash equivalents, beginning of period	4,007	1,995
Cash and cash equivalents, end of period	$5,028	$3,083
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$17,200	$16,950
Income taxes, net of refunds	$84	$84
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$9,797	$4,342
Contingent consideration from business combinations	$—	$2,924
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2019 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2019 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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

3. REVENUE RECOGNITION
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and nine months ended September 30, 2019 and 2018 follows:
Three Months Ended September 30, 2019

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$41,868	$59,323	$—	$—	$101,191
Landfill	5,414	20,018	—	—	25,432
Transfer	12,247	9,694	—	—	21,941
Customer solutions	—	—	—	20,689	20,689
Recycling	4	461	10,726	—	11,191
Organics	—	—	—	14,166	14,166
Transportation	—	2,709	—	420	3,129
Landfill gas-to-energy	142	666	—	—	808
Total revenues	$59,675	$92,871	$10,726	$35,275	$198,547

Transferred at a point-in-time	$36	$186	$4,592	$1,156	$5,970
Transferred over time	59,639	92,685	6,134	34,119	192,577
Total revenues	$59,675	$92,871	$10,726	$35,275	$198,547

Three Months Ended September 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$36,392	$44,452	$—	$—	$80,844
Landfill	8,336	18,764	—	—	27,100
Transfer	11,001	7,290	—	—	18,291
Customer solutions	—	—	—	17,195	17,195
Recycling	5	875	10,877	—	11,757
Organics	—	—	—	13,413	13,413
Transportation	—	2,396	—	916	3,312
Landfill gas-to-energy	272	648	—	—	920
Total revenues	$56,006	$74,425	$10,877	$31,524	$172,832

Transferred at a point-in-time	$128	$233	$7,436	$1,138	$8,935
Transferred over time	55,878	74,192	3,441	30,386	163,897
Total revenues	$56,006	$74,425	$10,877	$31,524	$172,832

Nine Months Ended September 30, 2019

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$115,363	$163,070	$—	$—	$278,433
Landfill	14,558	54,341	—	—	68,899
Transfer	33,157	23,566	—	—	56,723
Customer solutions	—	—	—	58,058	58,058
Recycling	5	1,243	32,006	—	33,254
Organics	—	—	—	42,668	42,668
Transportation	—	7,650	—	1,330	8,980
Landfill gas-to-energy	665	1,990	—	—	2,655
Total revenues	$163,748	$251,860	$32,006	$102,056	$549,670

Transferred at a point-in-time	$123	$673	$15,768	$2,877	$19,441
Transferred over time	163,625	251,187	16,238	99,179	530,229
Total revenues	$163,748	$251,860	$32,006	$102,056	$549,670

Nine Months Ended September 30, 2018

	Eastern	Western	Recycling	Other	Total Revenues
Collection	$101,544	$121,804	$—	$—	$223,348
Landfill	22,179	49,504	—	—	71,683
Transfer	29,305	20,907	—	—	50,212
Customer solutions	—	—	—	48,315	48,315
Recycling	—	3,271	30,634	—	33,905
Organics	—	—	—	40,259	40,259
Transportation	—	11,779	—	2,421	14,200
Landfill gas-to-energy	1,071	2,943	—	—	4,014
Total revenues	$154,099	$210,208	$30,634	$90,995	$485,936

Transferred at a point-in-time	$500	$847	$20,311	$3,219	$24,877
Transferred over time	153,599	209,361	10,323	87,776	461,059
Total revenues	$154,099	$210,208	$30,634	$90,995	$485,936

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,027 and $3,474 in the three and nine months ended September 30, 2019, respectively, and $1,648 and $4,732 in the three and nine months ended September 30, 2018, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. These payments were previously recorded as a cost of operations. We did not record any revenues in the three and nine months ended September 30, 2019 and September 30, 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $90,291 and $73,500 as of September 30, 2019 and December 31, 2018, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $2,812 and $3,074 as of September 30, 2019 and December 31, 2018, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2018 and December 31, 2017 were recognized as revenue during the three and nine months ended September 30, 2019 and September 30, 2018, respectively, when the services were performed.
4. BUSINESS COMBINATIONS
In the nine months ended September 30, 2019, we acquired eight businesses: three tuck-in solid waste collection businesses in our Eastern region and three tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets in our Western region. In the nine months ended September 30, 2018, we acquired one solid waste collection, transfer and processing business in our Eastern region and three solid waste collection businesses, including a transfer station, in our Western region. The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill, except amounts related to certain acquisitions, are expected to be deductible for tax purposes.

A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Nine Months Ended September 30,
	2019	2018
Purchase Price:
Cash used in acquisitions, net of cash acquired	$71,038	$57,824
Notes payable	2,714	—
Common stock	—	4,258
Other non-cash consideration	5,470	—
Contingent consideration and holdbacks	1,755	4,996
Total	80,977	67,078
Allocated as follows:
Current assets	1,935	2,968
Other non-current assets	367	—
Land	2,487	—
Buildings	5,422	7,539
Equipment	20,592	11,520
Intangible assets	31,171	20,300
Other liabilities, net	(3,040)	(2,443)
Deferred tax liability	(2,137)	(1,230)
Fair value of assets acquired and liabilities assumed	56,797	38,654
Excess purchase price allocated to goodwill	$24,180	$28,424

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$204,293	$196,686	$579,390	$561,912
Operating income	$19,369	$31,505	$42,321	$53,051
Net income	$12,905	$23,794	$24,810	$24,745

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	47,690	42,779	47,029	42,605
Basic earnings per common share	$0.27	$0.56	$0.53	$0.58
Diluted earnings per share attributable to common stockholders:
Weighted average shares outstanding	48,361	44,175	47,660	43,938
Diluted earnings per common share	$0.27	$0.54	$0.52	$0.56

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
We are also party to landfill operation and management agreements. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure obligations. The government body retains ownership of the landfill. There is no bargain purchase option and title to the property does not pass to us at the end of the lease term. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values. In addition to up-front or one-time payments, the landfill operating agreements may require us to make future minimum rental payments, including success/expansion fees, other direct costs and final capping, closure and post-closure costs. The value of all future minimum rental payments is amortized and charged to cost of operations over the life of the contract on a units-of-consumption basis as airspace is utilized (e.g., as tons are placed into the landfill). The underlying value of any land lease is amortized to cost of operations on a straight-line basis over the estimated life of the operating agreement.
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

A schedule of lease costs and other lease information follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost:
Amortization of right-of-use assets	$593	$1,505
Interest expense	213	555
Fixed lease cost - vehicles, equipment and property	2,351	7,271
Fixed lease cost - landfill operating leases	1,957	5,580
Fixed lease cost	4,308	12,851
Short-term lease cost	853	2,261
Variable lease cost	329	712
Total lease cost	$6,296	$17,884

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$666	$1,870
Operating cash flows for operating leases	$2,963	$9,837
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6,857
Right-of-use assets obtained in exchange for new operating lease liabilities	$831	$1,419

		September 30, 2019
Weighted-average remaining lease term - finance leases (years)		6.7
Weighted-average remaining lease term - operating leases (years)		12.0
Weighted-average discount rate - finance leases		5.2%
Weighted-average discount rate - operating leases		5.2%

Estimated minimum future lease obligations are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2019	$3,792	$799
Fiscal year ending December 31, 2020	13,218	3,872
Fiscal year ending December 31, 2021	10,870	3,336
Fiscal year ending December 31, 2022	8,494	2,740
Fiscal year ending December 31, 2023	6,652	2,572
Thereafter	69,323	6,924
Total lease payments	112,349	20,243
Less: interest expense	(30,857)	(3,733)
Lease liability balance	$81,492	$16,510

6. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2018	Acquisitions	Other (1)	September 30, 2019
Eastern region	$28,154	$2,566	$—	$30,720
Western region	120,536	21,614	(2,619)	139,531
Recycling	12,315	—	—	12,315
Other	1,729	—	—	1,729
Total	$162,734	$24,180	$(2,619)	$184,295
(1)Relates to the unregistered sale of Class A common stock that was previously held in escrow and released to us for liquidation . See Note 10, Stockholders' Equity for additional disclosure.

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, September 30, 2019
Intangible assets	$26,162	$71,122	$97,284
Less accumulated amortization	(18,575)	(17,726)	(36,301)
	$7,587	$53,396	$60,983

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2018
Intangible assets	$21,750	$44,363	$66,113
Less accumulated amortization	(17,584)	(13,762)	(31,346)
	$4,166	$30,601	$34,767

Intangible amortization expense was 1,916 and 4,956 during the three and nine months ended September 30, 2019, respectively, as compared to $714 and $1,848 during the three and nine months ended September 30, 2018, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2018 and thereafter follows:

Estimated Future Amortization Expense as of September 30, 2019
Fiscal year ending December 31, 2019	$2,264
Fiscal year ending December 31, 2020	$8,222
Fiscal year ending December 31, 2021	$6,826
Fiscal year ending December 31, 2022	$6,188
Fiscal year ending December 31, 2023	$5,993
Thereafter	$31,490

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$73,075	$62,290
Obligations incurred	1,901	2,874
Revision in estimates (1)	—	1,492
Accretion expense	4,742	4,175
Obligations settled (2)	(7,099)	(2,310)
Ending balance	$72,619	$68,521
(1)Relates to changes in estimates and assumptions associated with anticipated costs of future final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill. See Note 9, Commitments and Contingencies and Note 12, Other Items and Charges for additional disclosure regarding the matter.
(2)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

8. LONG-TERM DEBT
A summary of long-term debt and finance leases by debt instrument follows:

	September 30, 2019	December 31, 2018
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.75%	$43,400	$69,600
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.75%	350,000	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") due December 2044 - fixed rate interest period through 2019; bearing interest at 3.75%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through September 2019; bore interest at 4.00%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 5.2%	16,510	11,248
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.5%	4,862	2,401
Principal amount of long-term debt and finance leases	536,772	555,249
Less—unamortized debt issuance costs (1)	9,226	10,950
Long-term debt and finance leases less unamortized debt issuance costs	527,546	544,299
Less—current maturities of long-term debt and finance leases	3,571	2,298
	$523,975	$542,001

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	September 30, 2019	December 31, 2018
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$5,889	$7,118
New York Bonds 2014	707	847
New York Bonds 2014R-2	405	450
FAME Bonds 2005R-3	453	517
FAME Bonds 2015R-1	569	622
FAME Bonds 2015R-2	436	493
Vermont Bonds	554	595
New Hampshire Bonds	213	308
	$9,226	$10,950

Financing Activities
In October 2019, we completed the remarketing of $11,000 aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.95% per annum from October 1, 2019 through final maturity on April 1, 2029.
Credit Facility
As of September 30, 2019, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus, as low as, 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2019, further advances were available under the Credit Facility in the amount of $131,979. The available amount is net of outstanding irrevocable letters of credit totaling $24,621, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2019, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $7,352 in the nine months ended September 30, 2018 associated with the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our term loan B facility with our existing Credit Facility, and the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds.
Cash Flow Hedges
As of September 30, 2019, we had in place nine interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The hedging relationships between these interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility were originally considered highly effective based on quantitative assessments using regression analysis and, subsequently, based on a qualitative assessment performed as of September 30, 2019. Therefore, we have designated these derivative instruments as effective cash flow hedges.
The total notional amount of all of our interest rate derivative agreements is $190,000 and according to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps	Other current assets	$—	$338
Interest rate swaps	Other non-current assets	—	482
		$—	$820

Interest rate swaps	Other accrued liabilities	$1,686	$387
Interest rate swaps	Other long-term liabilities	4,398	1,555
		$6,084	$1,942

Interest rate swaps	Accumulated other comprehensive loss	$(6,459)	$(1,196)
Interest rate swaps - tax provision	Accumulated other comprehensive loss	(112)	(112)
		$(6,571)	$(1,308)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive income (loss) into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Operations Location	(Expense) Income		(Expense) Income
Interest expense	$(147)	$(156)	$(216)	$(247)

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.

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

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$5,173	$5,936
Accretion expense	94	116
Obligations settled (1)	(556)	(612)
Ending balance	$4,711	$5,440
(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows:

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$5,614	$5,758
Obligations settled (1)	(1,764)	(98)
Ending balance	$3,850	$5,660
(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuits were heard by the Supreme Court of the United States (“SCOTUS”). SCOTUS has granted certiorari determining that the circumstances described are sufficient for SCOTUS to hear such cases. Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS is expected to hear and rule on such cases this calendar year. In any event, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.

Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel filed a class action complaint against us on behalf of similarly situated citizens in Ontario County, New York. The lawsuit has been filed in Ontario County (the “New York Litigation”). It alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Ontario County Landfill, which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019. We are reviewing the New York Litigation and intend to present a vigorous defense.
10. STOCKHOLDERS' EQUITY
Recent Developments
In the nine months ended September 30, 2019, we completed a public issuance of 3,565 shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100,446, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
In the three and nine months ended September 30, 2019, we completed the unregistered sale of 59 shares of our Class A common stock at a price of $44.15 per share. The sale resulted in net proceeds to us of $2,618. The shares were previously held in escrow according to the terms of our acquisition of WSI and released to us for liquidation to offset costs associated with the environmental remediation of the WSI's Potsdam, New York site. We recorded a $2,618 reduction of goodwill in line with business combination standards in place at the time the shares held in escrow were issued. See Note 9, Commitments and Contingencies for additional disclosure.
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2019, there were 1,399 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	669	$6.37
Granted	—	$—
Exercised	(571)	$5.88
Forfeited	—	$—
Outstanding, September 30, 2019	98	$9.20	6.1	$3,311
Exercisable, September 30, 2019	98	$9.20	6.1	$3,311

Stock-based compensation expense for stock options was $0 and $0 during the three and nine months ended September 30, 2019, respectively, as compared to $127 and $377 during the three and nine months ended September 30, 2018, respectively.
During the three and nine months ended September 30, 2019, the aggregate intrinsic value of stock options exercised was $7,741 and $19,475, respectively.
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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	686	$15.56
Granted	163	$37.14
Class A Common Stock Vested	(217)	$12.19
Forfeited	(7)	$20.48
Outstanding, September 30, 2019	625	$22.36	1.1	$12,866
Unvested, September 30, 2019	950	$21.90	1.0	$19,998
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 325 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,858 and $5,084 during the three and nine months ended September 30, 2019, respectively, as compared to $2,007 and $5,883 during the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2019, the total fair value of other stock awards vested was $43 and $7,764, respectively.
As of September 30, 2019, total unrecognized stock-based compensation expense related to outstanding restricted stock and restricted stock units was $3,852, which will be recognized over a weighted average period of 1.4 years. As of September 30, 2019, maximum unrecognized stock-based compensation expense related to outstanding performance stock units, assuming the attainment of maximum performance targets, was $6,009 to be recognized over a weighted average period of 0.9 years.
We also recorded $40 and $134 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2019, respectively, as compared to $34 and $106 during the three and nine months ended September 30, 2018, respectively.
Accumulated Other Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2018	$(1,308)
Other comprehensive loss before reclassifications	(5,479)
Amounts reclassified from accumulated other comprehensive loss	216
Income tax provision related to items of other comprehensive loss	—
Net current-period other comprehensive loss	(5,263)
Balance, September 30, 2019	$(6,571)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$147	$156	$216	$247	Interest expense
	147	156	216	247	Income before income taxes
	—	—	—	—	Provision (benefit) for income taxes
	$147	$156	$216	$247	Net income

11. EARNINGS PER SHARE
Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$12,386	$22,302	$22,587	$20,096
Denominators:
Number of shares outstanding, end of period:
Class A common stock	46,792	41,932	46,792	41,932
Class B common stock	988	988	988	988
Shares to be issued - acquisition	36	—	36	—
Unvested restricted stock	(9)	(32)	(9)	(32)
Effect of weighted average shares outstanding	(117)	(109)	(778)	(283)
Basic weighted average common shares outstanding	47,690	42,779	47,029	42,605
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	671	1,396	631	1,333
Diluted weighted average common shares outstanding	48,361	44,175	47,660	43,938
Anti-dilutive potentially issuable shares	2	—	2	2

12. OTHER ITEMS AND CHARGES
Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund (the “Pension Plan”), under the terms of a collective bargaining agreement (“CBA”) that covers certain of our union represented employees. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer the Pension Plan. The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in that: (i) assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer Pension Plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
In October 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. In accordance with FASB ASC 450 - Contingencies, because of our withdrawal from the Pension Plan, we recorded an obligation of $3,194 as of September 30, 2019 and a charge of $3,591 as pension withdrawal expense, offset by a $397 retroactive contribution credit recorded as cost of operations, in the three and nine months ended September 30, 2019. While the withdrawal generates a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, it caps our gross payments at $4,224 significantly reducing our cash exposure from the potential $18,511 withdrawal liability as determined based on a complete withdrawal. As per the Re-entry Agreements and upon withdrawal, we will re-enter the Pension Plan with certainty from a liability perspective. We have not, however, changed the terms of our CBA with Local 170, which remains in effect until June 30, 2020.
Expense from Acquisition Activities and Other Items
In the three and nine months ended September 30, 2019, we recorded charges of $1,097 and $2,237, respectively, associated primarily with acquisition activities. In the three and nine months ended September 30, 2018, we recorded charges of $0 and $211, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $581 and $719, respectively, associated with acquisition activities.

Southbridge Landfill Closure Charge (Settlement), Net
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and nine months ended September 30, 2019 and 2018, we recorded charges (settlement) associated with the closure of the Southbridge Landfill as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Charlton settlement charge (1)	$—	$—	$—	$1,216
Legal and other costs (2)	625	502	2,097	1,044
Recovery on insurance settlement (3)	—	(10,000)	—	(10,000)
Southbridge Landfill closure charge (settlement), net	$625	$(9,498)	$2,097	$(7,740)
(1)We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 9, Commitments and Contingencies for additional disclosure.
(2)We incurred legal costs as well as other costs associated with various matters as part of the Southbridge Landfill closure. See Note 9, Commitments and Contingencies for additional disclosure.
(3)We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure. See Note 9, Commitments and Contingencies for additional disclosure.

Contract Settlement Charge
In the nine months ended September 30, 2018, we recorded a contract settlement charge of $2,100 associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Development Project Charge
In the nine months ended September 30, 2018, we recorded a development project charge of $311 associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the NCES landfill.
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate swaps, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate swaps included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps.

Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,410	$—	$—
Liabilities:
Interest rate swaps	$—	$6,084	$—

	Fair Value Measurement at December 31, 2018 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,248	$—	$—
Interest rate swaps	—	820	—
	$1,248	$820	$—
Liabilities:
Interest rate swaps	$—	$1,942	$—

Fair Value of Debt
As of September 30, 2019, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014, New York Bonds 2014R-2 and New Hampshire Bonds was approximately $131,557 and the carrying value was $122,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2014R-2 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2019, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $43,400. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
14. INCOME TAXES
During the nine months ended September 30, 2019, we recognized a $(2,137) deferred tax benefit due to a reduction of the valuation allowance. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $2,137 deferred tax liability recorded through goodwill related to an acquisition of a company in May 2019. The $2,137 deferred tax liability related to the acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes.
During the three months ended September 30, 2019, we recognized a $(297) deferred tax benefit due to a reduction of the deferred tax liability related to indefinite lived assets. During the quarter, the financial statement value of indefinite lived goodwill was reduced as a result of a settlement of an acquisition contingency that pre-dated the effective date of ASC 805, which resulted in a reduction of the related deferred tax liability.
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
Three Months Ended September 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$59,675	$15,156	$6,386	$2,121	$209,123
Western	92,871	26,645	12,620	15,148	596,765
Recycling	10,726	2,486	1,028	145	57,216
Other	35,275	718	906	1,071	72,676
Eliminations	—	(45,005)	—	—	—
	$198,547	$—	$20,940	$18,485	$935,780

Three Months Ended September 30, 2018

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$56,006	$14,557	$7,267	$15,222	$180,896
Western	74,425	20,578	8,844	13,927	402,931
Recycling	10,877	1,773	1,131	(516)	48,995
Other	31,524	455	960	251	70,026
Eliminations	—	(37,363)	—	—	—
	$172,832	$—	$18,202	$28,884	$702,848

Nine Months Ended September 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$163,748	$40,606	$18,014	$5,722	$209,123
Western	251,860	70,960	34,279	30,849	596,765
Recycling	32,006	6,820	2,975	(1,010)	57,216
Other	102,056	1,911	2,876	2,910	72,676
Eliminations	—	(120,297)	—	—	—
Total	$549,670	$—	$58,144	$38,471	$935,780

Nine Months Ended September 30, 2018

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$154,099	$40,432	$20,276	$17,675	$180,896
Western	210,208	59,898	25,226	33,104	402,931
Recycling	30,634	4,697	3,228	(7,933)	48,995
Other	90,995	1,374	2,842	2,025	70,026
Eliminations	—	(106,401)	—	—	—
Total	$485,936	$—	$51,572	$44,871	$702,848

A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collection	$98,966	$79,611	$274,111	$220,650
Disposal	50,552	48,737	134,746	136,217
Power generation	808	920	2,655	4,014
Processing	2,640	2,079	5,426	5,847
Solid waste operations	152,966	131,347	416,938	366,728
Organics	14,166	13,413	42,668	40,259
Customer solutions	20,689	17,195	58,058	48,315
Recycling	10,726	10,877	32,006	30,634
Total revenues	$198,547	$172,832	$549,670	$485,936

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
This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
•expected liquidity and financing plans;
•expected future revenues, operations, expenditures and cash needs;
•fluctuations in commodity pricing of our recyclables, increases in landfill tipping fees and fuel costs and general economic and weather conditions;
•projected future obligations related to final capping, closure and post-closure costs of our existing landfills and any disposal facilities which we may own or operate in the future;
•our ability to use our net operating losses and tax positions;
•our ability to service our debt obligations;
•the projected development of additional disposal capacity or expectations regarding permits for existing capacity;
•the recoverability or impairment of any of our assets or goodwill;
•estimates of the potential markets for our products and services, including the anticipated drivers for future growth;
•sales and marketing plans or price and volume assumptions;
•the outcome of any legal or regulatory matter;
•potential business combinations or divestitures; and
•projected improvements to our infrastructure and the impact of such improvements on our business and operations.
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
As of October 15, 2019, we owned and/or operated 43 solid waste collection operations, 55 transfer stations, 18 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2019		2018			2019		2018
Collection	$99.0	49.8%	$79.6	46.1%	$19.4	$274.1	49.9%	$220.7	45.4%	$53.4
Disposal	50.6	25.5%	48.7	28.2%	1.9	134.7	24.5%	136.2	28.0%	(1.5)
Power	0.8	0.4%	0.9	0.5%	(0.1)	2.7	0.5%	4.0	0.8%	(1.3)
Processing	2.6	1.3%	2.1	1.2%	0.5	5.4	1.0%	5.8	1.3%	(0.4)
Solid waste	153.0	77.0%	131.3	76.0%	21.7	416.9	75.9%	366.7	75.5%	50.2
Organics	14.1	7.2%	13.4	7.8%	0.7	42.7	7.7%	40.3	8.3%	2.4
Customer solutions	20.7	10.4%	17.2	9.9%	3.5	58.1	10.6%	48.3	9.9%	9.8
Recycling	10.7	5.4%	10.9	6.3%	(0.2)	32.0	5.8%	30.6	6.3%	1.4
Total revenues	$198.5	100.0%	$172.8	100.0%	$25.7	$549.7	100.0%	$485.9	100.0%	$63.8

A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2019 vs. 2018		Period-to-Period Change for the Nine Months Ended September 30, 2019 vs. 2018
	Amount	% Growth	Amount	% Growth
Price	$7.0	5.3%	$18.8	5.1%
Volume (1)	(0.1)	(0.1)%	(3.9)	(1.1)%
Surcharges and other fees	0.6	0.5%	3.2	0.9%
Commodity price and volume	(0.5)	(0.4)%	(3.4)	(0.9)%
Acquisitions	18.3	14.0%	45.0	12.3%
Closed operations	(3.4)	(2.6)%	(9.2)	(2.5)%
Solid waste revenues	$21.9	16.7%	$50.5	13.8%
(1)Adjusted for $0.3 million of inter-company movements between solid waste collection volume and Customer Solutions associated with the acquisition of a business.
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$4.2 million from favorable collection pricing; and
•$2.8 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:
•$12.2 million from favorable collection pricing; and
•$6.6 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$(0.8) million from lower collection volumes; and
•$(0.1) million from lower processing volumes; partially offset by
•$0.8 million from higher disposal volumes (of which $1.2 million relates to higher transfer station volumes, $(0.3) million relates to lower landfill volumes and $(0.1) million relates to lower transportation volumes).
The volume change component in year-to-date solid waste revenues growth is the result of the following:
•$(2.0) million from lower disposal volumes (of which $(5.2) million relates to lower transportation volumes primarily associated with a large contaminated soils project that occurred in the prior year, $1.7 million relates to higher transfer station volumes and $1.5 million relates to higher landfill volumes);
•$(1.7) million from lower collection volumes; and
•$(0.2) million from lower processing volumes.
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
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:
•$(0.4) million from lower commodity volumes due to lower commodity processing volumes and landfill gas-to-energy volumes; and
•$(0.1) million from primarily unfavorable commodity pricing.
The commodity price and volume change component in year-to-date solid waste revenues growth is the result of the following:
•$(2.6) million from lower commodity volumes due to lower commodity processing volumes and landfill gas-to-energy volumes; and
•$(0.8) million from unfavorable energy pricing and, to a lesser extent, unfavorable commodity pricing.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is associated with the following acquisition activity:
•the acquisition of eight businesses: six tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets, in the nine months ended September 30, 2019; and
•the acquisition of nine businesses: six solid waste collection businesses, one transfer business and two businesses comprised of solid waste collection and transfer operations, throughout the prior year.
Closed operations.
The closed operations change component in quarterly and year-to-date solid waste revenues growth is the result of the closure of the landfill located in Southbridge, Massachusetts ("Southbridge Landfill") in our Eastern region in the quarter ended December 31, 2018 and the closure of a transfer station in our Western region in the quarter ended March 31, 2019.
Organics revenues
Organics revenues increased $0.7 million quarterly and $2.4 million year-to-date as a result of higher volumes associated with two large transportation and disposal contracts.
Customer Solutions revenues
Customer solutions revenues increased $3.5 million quarterly and $9.8 million year-to-date as the result of higher volumes mainly due to multi-site retail and industrial services organic growth.
Recycling revenues
Quarterly recycling revenues decreased as a result of the following:
•$(2.7) million from unfavorable commodity pricing in the marketplace; partially offset by
•$2.3 million from higher recycling processing fees; and
•$0.2 million from higher commodity volumes.
Year-to-date recycling revenues increased as a result of the following:
•$5.8 million from higher recycling processing fees; and
•$1.4 million from higher commodity volumes; partially offset by
•$(5.8) million from unfavorable commodity pricing in the marketplace.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2019		2018			2019		2018
Cost of operations	$131.3	66.1%	$114.1	66.0%	$17.2	$377.7	68.7%	$331.5	68.2%	$46.2
General and administration	$22.5	11.4%	$20.5	11.9%	$2.0	$67.4	12.3%	$62.4	12.8%	$5.0
Depreciation and amortization	$20.9	10.5%	$18.2	10.5%	$2.7	$58.1	10.6%	$51.6	10.6%	$6.5

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
The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $9.5 million quarterly and $23.2 million year-to-date due to the following:
•higher disposal costs associated with: additional volumes related to acquisition activity; additional volumes related to multi-site retail and industrial services organic growth in our Customer Solutions line-of-business; increased disposal pricing in the northeastern United States; and an increased reliance on third-party disposal sites in our Organics line-of-business during the first half of the fiscal year.
•higher hauling and third-party transportation costs associated with: higher collection volumes related to acquisition activity; higher transportation rates; and higher brokerage volumes in our Customer Solutions line-of-business with high pass through direct costs; partially offset by lower hauling and third-party transportation costs year-to-date in the Western region associated with lower transportation volumes related to a large contaminated soils project completed in the prior year.
Labor and related benefit costs increased $4.9 million quarterly and $12.5 million year-to-date due to higher labor costs related primarily to acquisition activity and wage increases due to tight labor markets.
Maintenance and repair costs increased $4.2 million quarterly and $10.4 million year-to-date due primarily to higher fleet and facility maintenance costs associated with acquisition activity and related business growth.
Fuel costs increased $0.9 million quarterly and $2.4 million year-to-date due primarily to higher volumes associated with acquisition activity.
Direct operational costs decreased $(2.3) million quarterly and $(2.4) million year-to-date due to lower landfill operating lease amortization and lower host royalty fees driven primarily by the closure of the Southbridge Landfill in the Eastern region; lower rent expense associated with operating leases; and lower quarterly landfill operating costs; partially offset by higher auto insurance costs, associated primarily with claims activity, and higher landfill operating costs in the first half of the fiscal year.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expense can be primarily attributed to higher labor and related benefit costs associated with acquisition activity and higher accrued incentive compensation, partially offset by lower equity compensation costs and lower professional service fees related to reduced legal costs and consulting fees.

Depreciation and Amortization
Depreciation and amortization expense includes: (i) depreciation of property and equipment (including assets recorded for finance leases) on a straight-line basis over the estimated useful lives of the assets; (ii) amortization of landfill costs (including those costs incurred and all estimated future costs for landfill development and construction, along with asset retirement costs arising from closure and post-closure obligations) on a units-of-consumption method as landfill airspace is consumed over the total estimated remaining capacity of a site, which includes both permitted capacity and unpermitted expansion capacity that meets certain criteria for amortization purposes, and amortization of landfill asset retirement costs arising from final capping obligations on a units-of-consumption method as airspace is consumed over the estimated capacity associated with each final capping event; and (iii) amortization of intangible assets with a definite life, using either an economic benefit provided approach or on a straight-line basis over the definitive terms of the related agreements.
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2019		2018			2019		2018
Depreciation	$11.6	5.8%	$8.6	5.0%	$3.0	$32.8	6.0%	$25.4	5.2%	$7.4
Landfill amortization	7.4	3.7%	8.9	5.2%	(1.5)	20.4	3.7%	24.4	5.0%	(4.0)
Other amortization	1.9	1.0%	0.7	0.4%	1.2	4.9	0.9%	1.8	0.4%	3.1
	$20.9	10.5%	$18.2	10.6%	$2.7	$58.1	10.6%	$51.6	10.6%	$6.5

The period-to-period changes in depreciation and amortization expense can be primarily attributed to acquisition activity, partially offset by lower landfill amortization expense associated with lower landfill volumes in our Eastern Region due to the closure of the Southbridge Landfill.
Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund (the “Pension Plan”), under the terms of a collective bargaining agreement (“CBA”) that covers certain of our union represented employees. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer the Pension Plan. The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in that: (i) assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer Pension Plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
In October 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. In accordance with Financial Accounting Standards Board Accounting Standards Codification 450 - Contingencies, because of our withdrawal from the Pension Plan, we recorded an obligation of $3.2 million as of September 30, 2019 and a charge of $3.6 million as pension withdrawal expense, offset by a $0.4 million retroactive contribution credit recorded to cost of operations, in the three and nine months ended September 30, 2019. While withdrawal generates a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, it caps our gross payments at $4.2 million significantly reducing our cash exposure from the potential $18.5 million withdrawal liability as determined based on a complete withdrawal. As per the Re-entry Agreements and upon withdrawal, we will re-enter the Pension Plan with certainty from a liability perspective. We have not, however, changed the terms of our CBA with Local 170, which remains in effect until June 30, 2020.

Expense from Acquisition Activities and Other Items
In the three and nine months ended September 30, 2019, we recorded charges of $1.1 million and $2.2 million, respectively, associated primarily with acquisition activities. In the three and nine months ended September 30, 2018, we recorded charges of $0.0 million and $0.2 million, respectively, associated with the write-off of deferred costs related to the expiration of our shelf registration statement and $0.6 million and $0.7 million, respectively, associated with acquisition activities.
Southbridge Landfill Closure Charge (Settlement), Net
In June 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and nine months ended September 30, 2019 and 2018, we recorded charges (settlement) associated with the closure of the Southbridge Landfill as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Charlton settlement charge (1)	$—	$—	$—	$1.2
Legal and other costs (2)	0.6	0.5	2.1	1.1
Recovery on insurance settlement (3)	—	(10.0)	—	(10.0)
Southbridge Landfill closure charge (settlement), net	$0.6	$(9.5)	$2.1	$(7.7)
(1)We established a reserve associated with settlement of the Town of Charlton's claim against us. See Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.
(2)We incurred legal costs as well as other costs associated with various matters as part of the Southbridge Landfill closure. See Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.
(3)We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure. See Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.

Contract Settlement Charge
In the nine months ended September 30, 2018, we recorded a contract settlement charge of $2.1 million associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Development Project Charge
In the nine months ended September 30, 2018, we recorded a development project charge of $0.3 million associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the North Country Environmental Services landfill.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.2) million quarterly and $(0.6) million year-to-date due primarily to lower average debt balances and the refinancing of our term loan B facility ("Term Loan B Facility") with our existing revolving line of credit facility ("Revolving Credit Facility") and our term loan A facility ("Term Loan Facility", together with the Revolving Credit Facility , the "Credit Facility"), and the remarketing of our Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds").
Loss on Debt Extinguishment
We recorded a loss on debt extinguishment of $7.4 million in the nine months ended September 30, 2018 associated with the write-off of debt issuance costs and unamortized discount in connection with the refinancing of our Term Loan B Facility with our existing Credit Facility, and the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds.

Provision (Benefit) for Income Taxes
Our provision (benefit) for income taxes decreased $(0.2) million and $(0.6) million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in the prior year. During the three months ended September 30, 2019, we recognized a $(0.3) million deferred tax benefit due to a reduction of the deferred tax liability related to indefinite lived assets. During the three months ended September 30, 2019, the financial statement value of indefinite lived goodwill was reduced as a result of a settlement of an acquisition contingency that pre-dated the effective date of ASC 805, which resulted in a reduction of the related deferred tax liability.
During the nine months ended September 30, 2019 and 2018, we recognized $2.1 million and $1.2 million deferred tax benefits, respectively, due to a reduction of the valuation allowance. The valuation allowance decreased in the periods based upon the recognition of additional reversing temporary differences related to the $2.1 million deferred tax liability recorded through goodwill for the acquisition of a company in May 2019 and $1.2 million deferred tax liability recorded through goodwill for the acquisition of two companies in January 2018. The deferred tax liabilities related to the acquisitions were based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax bases. A $(1.6) million deferred tax benefit was recognized in the quarter ended March 31, 2018 based on initial estimates of the acquired temporary differences and was adjusted by $0.4 million in the quarter ended September 30, 2018 based on the availability of better estimates upon the filing of the prior year returns by the sellers in that quarter.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Act, which is also commonly referred to as “US tax reform,” significantly changed US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. Under the Act, the alternative minimum tax was repealed and minimum tax credit carryforwards become refundable beginning in 2018 and will be fully refunded, if not otherwise used to offset tax liabilities, in tax year 2021. Further, our $110.6 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2019 and future tax years. Federal net operating losses generated after 2017, including $2.4 million generated in 2018, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
The benefit for income taxes for the nine months ended September 30, 2019 and 2018 incorporates the changes under the Act, including use of the 21% US corporate income tax rate and applying the new federal net operating loss carryforward rules. We had $3.8 million minimum tax credit carryforwards of which we anticipate $1.0 million and $1.9 million to be refundable for 2019 and 2018, respectively. Current income tax benefits of $0.7 million, offset by a $0.7 million deferred tax provision in the nine months ended September 30, 2019, were recognized for a portion of the minimum tax credit carryforward refundable for 2019.
Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2019	2018		2019	2018
Eastern	$59.7	$56.0	$3.7	$163.7	$154.1	$9.6
Western	92.9	74.4	18.5	251.9	210.2	41.7
Recycling	10.7	10.9	(0.2)	32.0	30.6	1.4
Other	35.2	31.5	3.7	102.1	91.0	11.1
Total revenues	$198.5	$172.8	$25.7	$549.7	$485.9	$63.8

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2019 vs. 2018		Period-to-Period Change for the Nine Months Ended September 30, 2019 vs. 2018
	Amount	% Growth	Amount	% Growth
Price	$3.1	5.5%	$8.8	5.7%
Volume	(0.8)	(1.4)%	(0.9)	(0.4)%
Surcharges and other fees	0.3	0.5%	1.4	0.9%
Commodity price and volume	(0.1)	(0.2)%	(0.4)	(0.3)%
Acquisitions	4.4	7.9%	9.1	5.9%
Closed landfill	(3.2)	(5.7)%	(8.4)	(5.5)%
Solid waste revenues	$3.7	6.6%	$9.6	6.3%

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$2.1 million from favorable collection pricing; and
•$1.0 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth is the result of the following:
•$6.3 million from favorable collection pricing; and
•$2.5 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$(0.7) million from lower collection volumes; and
•$(0.1) million from lower disposal volumes related to landfills.
The volume change component in year-to-date solid waste revenues growth is the result of the following:
•$(1.4) million from lower collection volumes; and
•$(0.2) million from lower processing volumes; partially offset by
•$0.7 million from higher disposal volumes related to transfer stations.
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
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth is the result of $(0.1) million and $(0.4) million, respectively, from lower landfill gas-to-energy volumes.

Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the acquisition of three tuck-in solid waste collection businesses in the quarter ended June 30, 2019 and two businesses comprised of solid waste collection and transfer operations throughout the prior year.
Closed landfill.
The closed landfill change component in quarterly and year-to-date solid waste revenues growth is the result of the closure of the Southbridge Landfill in the quarter ended December 31, 2018.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2019 vs. 2018		Period-to-Period Change for the Nine Months Ended September 30, 2019 vs. 2018
	Amount	% Growth	Amount	% Growth
Price	$3.9	5.2%	$10.0	4.8%
Volume (1)	1.2	1.5%	(2.0)	(1.0)%
Surcharges and other fees	0.3	0.4%	1.8	0.8%
Commodity price and volume	(0.4)	(0.5)%	(3.0)	(1.4)%
Acquisitions	13.9	18.7%	35.9	17.1%
Closed operations	(0.2)	(0.2)%	(0.8)	(0.4)%
Solid waste revenues	$18.7	25.1%	$41.9	19.9%
(1)Adjusted for $0.3 million of inter-company movements between solid waste collection volume and Customer Solutions associated with the acquisition of a business.

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$2.1 million from favorable collection pricing; and
•$1.8 million from favorable disposal pricing related to landfills and transfer stations.
The price change component in year-to-date solid waste revenues growth is the result of the following:
•$5.9 million from favorable collection pricing; and
•$4.1 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$1.3 million from higher disposal volumes related to higher transfer station and transportation volumes; partially offset by
•$(0.1) million from lower collection volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:
•$(1.6) million from lower transportation volumes associated with a large contaminated soils project that occurred in the prior year; partially offset by higher transfer station and landfill volumes; and
•$(0.4) million from lower collection volumes.

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
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth of $(0.4) million and $(3.0) million, respectively, is the result of lower commodity processing volumes, lower landfill gas-to-energy volumes year-to-date, unfavorable energy pricing and unfavorable commodity pricing.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth is primarily the result of the acquisition of a business comprised of solid waste collection, transfer and recycling operations in the quarter ended June 30, 2019; the acquisition of three tuck-in solid waste collection businesses and a business comprised of solid waste hauling and transfer assets in the three months ended September 30, 2019; and six solid waste collection businesses and one transfer business throughout the prior year.
Closed operations.
The closed operations change component in quarterly and year-to-date solid waste revenues growth is the result of the closure of a transfer station.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2019	2018		2019	2018
Eastern	$2.1	$15.2	$(13.1)	$5.7	$17.7	$(12.0)
Western	15.1	13.9	1.2	30.8	33.1	(2.3)
Recycling	0.1	(0.5)	0.6	(1.0)	(7.9)	6.9
Other	1.2	0.3	0.9	3.0	2.0	1.0
Operating income	$18.5	$28.9	$(10.4)	$38.5	$44.9	$(6.4)

Eastern Region
Operating results declined $(13.1) million quarterly and $(12.0) million year-to-date. Excluding the impact of the Southbridge Landfill closure charge (settlement), net, which included a $(10.0) million insurance recovery in prior year, the multiemployer pension plan withdrawal costs, the development project charge and the expense from acquisition activities and other items, our operating performance in the three and nine months ended September 30, 2019 improved year-over-year as a result of revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $4.1 million quarterly and $10.2 million year-to-date due to the following:
•higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates;
•higher disposal costs associated with acquisition activity and increased disposal pricing in the northeastern United States;
•higher labor costs associated with acquisition activity and wage increases due to tight labor markets;
•higher fuel costs associated with higher volumes on acquisition activity; and
•higher maintenance and repair costs associated with higher fleet and facility maintenance costs due to acquisition activity and related business growth; partially offset by

•lower direct operational costs associated with: lower landfill operating landfill lease amortization, lower host royalty fees and lower landfill operating costs driven primarily by the closure of the Southbridge Landfill, and lower rent expense associated with operating leases.
General and administration: General and administration expense increased $0.4 million quarterly, but remained flat year-to-date as higher labor and related benefit costs associated with acquisition activity was offset year-to-date by lower shared overhead costs and lower professional service fees related to reduced legal and consulting costs.
Depreciation and amortization: Depreciation and amortization expense decreased $(0.9) million quarterly and $(2.3) million year-to-date due to lower landfill amortization expense associated primarily with the closure of Southbridge Landfill, partially offset by higher depreciation and amortization expense associated with acquisition activity.
Western Region
Operating results improved $1.2 million quarterly and declined $(2.3) million year-to-date. Excluding the impact of the expense from acquisition activities and other items, our operating performance in the three and nine months ended September 30, 2019 was driven by revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $17.7 million quarterly and $40.3 million year-to date due to the following:
•higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates, partially offset by a reduction of hauling and third-party transportation costs year-to-date associated with lower transportation volumes related to a large contaminated soils project that occurred in prior year;
•higher disposal costs associated with additional volumes related to acquisition activity and increased disposal pricing in the northeastern United States;
•higher labor costs related to acquisition activity and wage increases due to tight labor markets;
•higher direct operational costs related to higher landfill operating costs and higher auto insurance costs associated primarily with claims activity;
•higher fuel costs due to higher volumes associated with acquisition activity; and
•higher fleet and facility maintenance costs due to acquisition activity and related business growth.
General and administration: General and administration expense increased $1.6 million quarterly and $4.9 million year-to-date due to higher labor and related benefit costs associated with acquisition activity and an increased allocation of shared overhead costs based on business growth.
Depreciation and amortization: Depreciation and amortization expense increased $3.8 million quarterly and $9.1 million year-to-date due primarily to acquisition activity.
Recycling
Operating results improved $0.6 million quarterly and $6.9 million year-to-date. Excluding the impact of the contract settlement charge, our operating performance in the three and nine months ended September 30, 2019 improved primarily due to revenue growth year-to-date on higher commodity volumes and recycling processing fees, offset quarterly by unfavorable commodity pricing, combined with lower operating costs, including lower third-party disposal costs and lower purchased material costs year-to-date on reduced commodity pricing in the marketplace.
Other
Operating results improved $0.9 million quarterly and $1.0 million year-to-date based on the following:
•improved operating performance of our Customer Solutions line-of-business, as revenue growth associated with increased volumes outpaced higher cost of operations associated with the corresponding increase in hauling, transportation and disposal costs; and

•improved operating performance of our Organics line-of-business, specifically in the quarter, as new disposal volumes that were previously directed to third-party sites for the first half of the year were internalized in the three months ended September 30, 2019, therefore, reducing third-party transportation and disposal costs in the quarter. This offset.the impact of intercompany profits in our Organics line-of-business passing through to landfill disposal sites, declining margins as higher revenues, which were driven by two large transportation and disposal contracts, also resulted in higher third-party transportation and disposal costs year-to-date.
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
A summary of cash and cash equivalents, restricted assets and long-term debt balances, excluding any unamortized debt discount and debt issuance costs (in millions), follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$5.0	$4.0
Restricted assets:
Restricted investment securities - landfill closure	$1.4	$1.2
Long-term debt:
Current portion	$3.6	$2.3
Long-term portion	533.2	552.9
Total long-term debt	$536.8	$555.2

Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2019	2018
Net cash provided by operating activities	$71.5	$89.9	$(18.4)
Net cash used in investing activities	$(148.6)	$(109.9)	$(38.7)
Net cash provided by financing activities	$78.1	$21.1	$57.0

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2019	2018
Net income	$22.6	$20.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.1	51.6
Depletion of landfill operating lease obligations	5.6	7.8
Interest accretion on landfill and environmental remediation liabilities	5.3	4.3
Amortization of debt issuance costs and discount on long-term debt	1.7	1.9
Stock-based compensation	5.2	6.4
Right-of-use asset - operating lease expense	7.3	—
Gain on sale of property and equipment	(0.8)	(0.4)
Southbridge Landfill non-cash closure charge	0.1	1.4
Southbridge Landfill insurance recovery for investing activities	—	(3.5)
Development project charge	—	0.3
Non-cash expense from acquisition activities and other items	0.1	0.2
Withdrawal cost - multiemployer pension plan	3.6	—
Loss on debt extinguishment	—	7.4
Deferred income taxes	(1.3)	0.1
	107.5	97.6
Changes in assets and liabilities, net	(36.0)	(7.7)
Net cash provided by operating activities	$71.5	$89.9

A summary of the most significant items affecting the change in our operating cash flows follows:
Improved operational performance in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was due to the following:
•increased revenues of $63.8 million associated with higher collection and transfer station revenues on higher pricing and acquisition activity, higher landfill revenues on higher pricing and volumes, and higher revenues on volumes in our Customer Solutions, Organics and Recycling lines-of-business; partially mitigated by lower disposal revenues on lower transportation volumes and the closure of our Southbridge Landfill and lower landfill gas-to-energy and processing commodity revenues on lower volumes and pricing; partially offset by
•higher cost of operations of $46.2 million driven by business growth resulting in higher third-party direct costs, higher labor costs, higher fuel costs and higher fleet maintenance and facility costs; and
•higher general and administration expense of $5.0 million attributed primarily to higher labor and related benefit costs associated with acquisition activity.

The cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was due to the following:
•an unfavorable impact to operating cash flows associated with the change in accrued expenses and other liabilities associated with higher final capping, closure and post-closure payments, higher payments associated with the environmental remediation of our Potsdam site, and higher payroll and related costs. The cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures was also impacted by changes to the accounting for operating leases as a result of the implementation of Accounting Standards Update No. 2016-02, as amended through March 2019: Leases (Topic 842) effective January 1, 2019, which are now accounted for as operating lease liabilities on our consolidated balance sheets;
•an unfavorable impact to operating cash flows associated with landfill operating lease contract expenditures being reclassified from investing activities to operating activities within our consolidated statements of cash flows as a result of the implementation of Accounting Standards Update No. 2016-02, as amended through March 2019: Leases (Topic 842) effective January 1, 2019;
•an unfavorable impact to operating cash flows associated with cash outflows associated with prepaid expenses, inventories and other assets;
•an unfavorable impact to operating cash flows associated with the change in accounts payable; and
•an unfavorable impact to operating cash flows associated with the change in accounts receivable.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2019	2018
Acquisitions, net of cash acquired	$(73.5)	$(58.2)
Additions to property, plant and equipment	(76.0)	(51.8)
Payments on landfill operating lease contracts	—	(5.0)
Proceeds from sale of property and equipment	0.6	0.6
Proceeds from Southbridge Landfill insurance recovery for investing activities	—	3.5
Proceeds from property insurance settlement	0.3	1.0
Net cash used in investing activities	$(148.6)	$(109.9)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the nine months ended September 30, 2019, we acquired six tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets for total consideration of $81.0 million, including $71.0 million in cash, and paid $2.5 million in holdback payments on businesses previously acquired, as compared to the nine months ended September 30, 2018, during which we acquired one solid waste collection, transfer and processing business and three solid waste collection businesses, including a transfer station, for total consideration of $67.1 million, including $57.8 million in cash and $0.4 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $24.2 million higher in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 primarily due to capital expenditures associated with timing differences, business growth and acquisition activities.
Payments on landfill operating lease contracts. As a result of the implementation of Topic 842, payments on landfill operating lease contracts are classified as operating cash outflows in the nine months ended September 30, 2019 as compared to investing cash outflows in the nine months ended September 30, 2018.

Proceeds from Southbridge Landfill insurance recovery for investing activities. In the nine months ended September 30, 2018, we recorded a recovery on environmental insurance settlement associated with the Southbridge Landfill closure, of which $3.5 million related to the recovery of net cash previously used in investing activities.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2019	2018
Proceeds from long-term borrowings	$121.5	$566.8
Principal payments on long-term debt	(149.8)	(540.6)
Payments of debt issuance costs	—	(5.6)
Proceeds from the exercise of share based awards	3.4	0.5
Proceeds from the public issuance of Class A Common Stock	100.4	—
Proceeds from the unregistered sale of Class A Common Stock	2.6	—
Net cash provided by financing activities	$78.1	$21.1

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings decreased by $(445.3) million and our debt payments decreased by $(390.8) million in the nine months ended September 30, 2019. The decrease in financing cash flows related to debt activity is associated with our efforts to paydown our Revolving Credit Facility in the nine months ended September 30, 2019 combined with the changes in our capital structure in the nine months ended September 30, 2018, including the refinancing of our Term Loan B Facility with our existing Credit Facility, the remarketing of our Vermont Bonds and the issuance of $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”).
Payments of debt issuance costs. We made $5.6 million of debt issuance cost payments in the nine months ended September 30, 2018 related primarily to the issuance of FAME Bonds 2015R-2 and the refinancing of our Credit Facility.
Proceeds from the exercise of share based awards. We received $3.4 million of cash receipts associated with the exercise of stock options in the nine months ended September 30, 2019 as compared to $0.5 million in the nine months ended September 30, 2018 due primarily to the appreciation of our stock price.
Proceeds from the public issuance of Class A Common Stock. In the nine months ended September 30, 2019, we completed a public issuance of 3.6 million shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100.4 million, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
Proceeds from the unregistered sale of Class A Common Stock. In the nine months ended September 30, 2019, we completed the unregistered sale of 59,307 shares of our Class A common stock at a price of $44.15 per share. The sale resulted in net proceeds to us of $2.6 million. The shares were previously held in escrow according to the terms of our acquisition of Waste-Stream Inc. ("WSI") and released to us for liquidation to offset costs associated with the environmental remediation of WSI's Potsdam, New York site. See Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional disclosure.
Outstanding Long-Term Debt
Credit Facility
As of September 30, 2019, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and 43.4 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus, as low as, 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x.

Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2019, further advances were available under the Revolving Credit Facility in the amount of $132.0 million. The available amount is net of outstanding irrevocable letters of credit totaling $24.6 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2019, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended September 30, 2019	Covenant Requirement at September 30, 2019
Maximum consolidated net leverage ratio (1)	3.24	4.50
Minimum interest coverage ratio	6.87	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $533.7 million as of September 30, 2019, or $536.8 million of consolidated funded debt less $2.9 million of cash and cash equivalents in excess of $2.0 million as of September 30, 2019), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2019. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2019
Net cash provided by operating activities	$102.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	33.9
Gain on sale of property and equipment	0.9
Non-cash expense from acquisition activities and other items	(0.6)
Withdrawal costs - multiemployer pension plan	(3.6)
Southbridge Landfill non-cash closure charge	(14.9)
Impairment of investment	(1.1)
Operating lease right-of-use assets expense	(7.3)
Stock based compensation	(7.3)
Interest expense, less amortization of debt issuance costs	23.5
Benefit for income taxes, net of deferred income taxes	(0.8)
Adjustments as allowed by the Credit Agreement	39.6
Consolidated EBITDA	$164.7

In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of September 30, 2019, we were in compliance with the covenants contained in the Credit Agreement.
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
Tax-Exempt Financings
New York Bonds. As of September 30, 2019, we had outstanding $25.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") and $15.0 million aggregate principal amount of Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 3.75% per annum through December 1, 2019, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. As of September 30, 2019, we had outstanding $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2005R-3”), $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) (collectively, the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually in arrears on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually in arrears on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually each year on May 1 and November 1 until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. As of September 30, 2019, we had outstanding $16.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds”). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.63% per annum through April 2, 2028, after which time there is a mandatory tender. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of September 30, 2019, we had outstanding $11.0 million aggregate principal amount of unsecured Solid Waste Disposal Revenue Bonds Series 2013 issued by the Business Finance Authority of the State of New Hampshire (“New Hampshire Bonds”). The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrued interest at 4.00% per annum through October 1, 2019. During the fixed interest rate period, the New Hampshire Bonds are not to be supported by a letter of credit. Interest is payable in arrears on April 1 and October 1 of each year. The New Hampshire Bonds mature on April 1, 2029. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
In October 2019, we completed the remarketing of $11.0 million aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds accrue interest at 2.95% per annum from October 1, 2019 through final maturity on April 1, 2029.
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
Seasonality and Severe Weather
Our transfer and disposal revenues historically have been higher in the late spring, summer and early fall months. This seasonality reflects lower volumes of waste in the late fall, winter and early spring months because:
•the volume of waste relating to C&D activities decreases substantially during the winter months in the northeastern United States; and
•decreased tourism in Vermont, New Hampshire, Maine and eastern New York during the winter months tends to lower the volume of waste generated by commercial and restaurant customers, which is partially offset by increased volume from the ski industry.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended September 30, 2019 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Interest Rate Volatility
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. As of September 30, 2019, we are party to nine interest rate derivative agreements to hedge interest rate risk associated with the variable rate portion of our long-term debt. The total notional amount of these hedging instruments is $190.0 million and we receive interest based on the 1-month LIBOR index, restricted by a 1.00% floor in certain instances, and pay interest at a weighted average fixed rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity (deficit) as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt.
We have $143.4 million of fixed rate debt as of September 30, 2019 in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $203.4 million of long-term debt at September 30, 2019. The weighted average interest rate on the variable rate portion of long-term debt was approximately 3.8% at September 30, 2019. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our quarterly interest expense would change by up to approximately $0.5 million. The remainder of our long-term debt is at fixed rates and not subject to interest rate risk.
Commodity Price Volatility
Should commodity prices change by $10 per ton, we estimate that our annual operating income would change by approximately $0.3 million annually, or less than $0.1 million quarterly. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we are carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
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

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$5.2	$5.9
Accretion expense	0.1	0.1
Obligations settled (1)	(0.6)	(0.6)
Ending balance	$4.7	$5.4
(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

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
A summary of the changes to the environmental remediation liability associated with the Potsdam environmental remediation liability follows (in millions):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$5.6	$5.8
Obligations settled (1)	(1.8)	(0.1)
Ending balance	$3.8	$5.7
(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire. On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuits were heard by the Supreme Court of the United States (“SCOTUS”). SCOTUS has granted certiorari determining that the circumstances described are sufficient for SCOTUS to hear such cases. Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS is expected to hear and rule on such cases this calendar year. In any event, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.

Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel filed a class action complaint against us on behalf of similarly situated citizens in Ontario County, New York. The lawsuit has been filed in Ontario County (the “New York Litigation”). It alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Ontario County Landfill, which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019. We are reviewing the New York Litigation and intend to present a vigorous defense.

ITEM 1A. RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2019, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 5, 2019, we sold 59,307 shares of our Class A common stock to Raymond James & Associates, Inc. for an aggregate purchase price of $2.6 million. The shares were previously held in escrow according to the terms of our acquisition of Waste-Stream, Inc. (“WSI”) and released to us for liquidation to offset costs associated with the environmental remediation of WSI’s Potsdam, New York site. Such shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 5. OTHER INFORMATION
On June 13, 2019, Casella Waste Management, Inc., our wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Agreement”) with Allied Waste Services of North America, LLC, Browning-Ferris Industries of New York, Inc., Allied Waste Services of Massachusetts, LLC and Menands Environmental Solutions, LLC (collectively, the “Subsidiaries”), all of which are subsidiaries of Republic Services, Inc. Pursuant to the terms of the Agreement, on September 3, 2019, we completed the acquisition of solid waste hauling and transfer assets in Albany, New York and Cheshire, Massachusetts from the Subsidiaries for total consideration of approximately $46.6 million, which included $41.8 million in cash consideration and $4.8 million in non-cash consideration. We paid the purchase price for such assets with a combination of available cash on hand and borrowings under our existing revolving credit facility with Bank of America, N.A., as administrative agent, and the other lenders party thereto.
We obtained from the SEC, pursuant to its authority under Rule 3-13 under Regulation S-X, a waiver from the requirements of Rule 3-05 and Article 11 of Regulation S-X to provide certain financial statements and pro forma financial information in connection with the acquisition. As a result, we will not provide such financial statements and information required under Item 9.01(a) and (b) of Form 8-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: November 1, 2019	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 1, 2019	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)