Form 10-Q
period 2020-03-31
CASELLA WASTE SYSTEMS INC
filed 2020-05-08
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 30, 2020:

Class A common stock, $0.01 par value per share:	47,321,483
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1. FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,221	$3,471
Accounts receivable, net of allowance for credit losses of $2,092 and $1,468, respectively	73,509	80,205
Refundable income taxes	2,193	1,251
Prepaid expenses	8,728	8,994
Inventory	7,815	7,679
Other current assets	1,088	1,213
Total current assets	119,554	102,813
Property, plant and equipment, net of accumulated depreciation and amortization of $862,783 and $844,874, respectively	454,800	443,825
Operating lease right-of-use assets	107,133	108,025
Goodwill	186,626	185,819
Intangible assets, net	57,943	58,721
Restricted assets	1,410	1,586
Cost method investments	11,264	11,264
Deferred income taxes	7,259	8,577
Other non-current assets	11,651	11,552
Total assets	$957,640	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$5,392	$4,301
Current operating lease liabilities	8,829	9,356
Accounts payable	53,822	64,396
Accrued payroll and related expenses	5,288	14,375
Accrued interest	2,094	2,041
Contract liabilities	2,860	2,299
Current accrued capping, closure and post-closure costs	9,689	10,223
Other accrued liabilities	27,179	23,598
Total current liabilities	115,153	130,589
Debt, less current portion	547,729	509,021
Operating lease liabilities, less current portion	71,729	70,709
Accrued capping, closure and post-closure costs, less current portion	63,661	61,704
Deferred income taxes	2,180	2,643
Other long-term liabilities	39,192	34,763
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Casella Waste Systems, Inc. stockholders' equity
Class A common stock, 0.01 par value per share; 100,000,000 shares authorized; 47,320,000 and 46,803,000 shares issued and outstanding, respectively	473	468
Class B common stock, 0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	486,989	485,332
Accumulated deficit	(356,246)	(357,016)
Accumulated other comprehensive loss	(13,230)	(6,041)
Total stockholders' equity	117,996	122,753
Total liabilities and stockholders' equity	$957,640	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2020	2019
Revenues	$182,910	$163,664
Operating expenses:
Cost of operations	128,518	117,759
General and administration	24,352	22,742
Depreciation and amortization	21,406	17,489
Expense from acquisition activities and other items	1,009	677
Southbridge landfill closure charge	613	555
	175,898	159,222
Operating income	7,012	4,442
Other expense (income):
Interest income	(51)	(117)
Interest expense	5,952	6,460
Other expense (income), net	43	(216)
Other expense, net	5,944	6,127
Income (loss) before income taxes	1,068	(1,685)
Provision for income taxes	109	29
Net income (loss)	$959	$(1,714)
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,005	45,913
Basic earnings per common share	$0.02	$(0.04)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,262	45,913
Diluted earnings per common share	$0.02	$(0.04)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$959	$(1,714)
Other comprehensive loss, before tax:
Hedging activity:
Interest rate swap settlements	(411)	(28)
Interest rate swap amounts reclassified into interest expense	489	25
Unrealized loss resulting from changes in fair value of derivative instruments	(7,379)	(1,554)
Other comprehensive loss, before tax	(7,301)	(1,557)
Income tax benefit related to items of other comprehensive loss	(112)	—
Other comprehensive loss, net of tax	(7,189)	(1,557)
Comprehensive loss	$(6,230)	$(3,271)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2019	$122,753	46,803	$468	988	$10	$485,332	$(357,016)	$(6,041)
Cumulative effect of new accounting principle	(189)	—	—	—	—	—	(189)	—
Issuances of Class A common stock	100	517	5	—	—	95	—	—
Stock-based compensation	1,562	—	—	—	—	1,562	—	—
Comprehensive loss:
Net income	959	—	—	—	—	—	959	—
Other comprehensive loss:
Hedging activity	(7,189)	—	—	—	—	—	—	(7,189)
Balance, March 31, 2020	$117,996	47,320	$473	988	$10	$486,989	$(356,246)	$(13,230)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$(15,832)	41,944	$419	988	$10	$373,716	$(388,669)	$(1,308)
Issuance of Class A common stock - equity offering	100,446	3,565	36	—	—	100,410	—	—
Issuance of Class A common stock - acquisition	—	67	1	—	—	(1)	—	—
Issuances of Class A common stock	260	676	7	—	—	253	—	—
Stock-based compensation	1,431	—	—	—	—	1,431	—	—
Comprehensive loss:
Net loss	(1,714)	—	—	—	—	—	(1,714)	—
Other comprehensive loss:
Hedging activity	(1,557)	—	—	—	—	—	—	(1,557)
Balance, March 31, 2019	$83,034	46,252	$463	988	$10	$475,809	$(390,383)	$(2,865)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$959	$(1,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,406	17,489
Depletion of landfill operating lease obligations	1,673	1,648
Interest accretion on landfill and environmental remediation liabilities	1,794	1,804
Amortization of debt issuance costs	527	575
Stock-based compensation	1,562	1,431
Operating lease right-of-use assets expense	2,417	2,579
Loss (gain) on sale of property and equipment	137	(57)
Southbridge Landfill non-cash closure charge	51	—
Non-cash expense from acquisition activities and other items	532	14
Deferred income taxes	967	188
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	6,507	2,694
Landfill operating lease contract expenditures	(50)	(50)
Accounts payable	(10,588)	(7,904)
Prepaid expenses, inventories and other assets	(171)	(3,430)
Accrued expenses, contract liabilities and other liabilities	(12,932)	(10,490)
Net cash provided by operating activities	14,791	4,777
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(5,144)	(1,222)
Additions to property, plant and equipment	(19,851)	(18,243)
Proceeds from sale of property and equipment	51	57
Net cash used in investing activities	(24,944)	(19,408)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	73,500	10,600
Principal payments on debt	(40,686)	(80,746)
Payments of debt issuance costs	(11)	—
Proceeds from the exercise of share based awards	100	260
Proceeds from the public issuance of Class A Common Stock	—	100,446
Net cash provided by financing activities	32,903	30,560
Net increase in cash and cash equivalents	22,750	15,929
Cash and cash equivalents, beginning of period	3,471	4,007
Cash and cash equivalents, end of period	$26,221	$19,936
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$5,372	$5,718
Income taxes, net of refunds	$84	$51
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$6,469	$2,473
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data)
1. BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), and its consolidated subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper, and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. Effective January 1, 2020, we reorganized our operations to consist of a single resource-renewal focused operation by combining our larger-scale recycling and commodity brokerage operations along with our organics services and major account and industrial services into our Resource Solutions segment. We continue to manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment. Segment information reported in the three months ended March 31, 2019 and as of December 31, 2019 has been reclassified to conform with the three months ended March 31, 2020 and as of March 31, 2020 presentation.
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 21, 2020.
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2020 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recent Events
With the global outbreak of the novel coronavirus ("COVID-19") and the declaration of a pandemic by the World Health Organization in March 2020, the U.S. Government and all of the states in which we operate have declared the waste services industry as an essential services provider and as a result we are committed to continue to operate and provide our full breadth of services. We have prioritized the safety and well-being of our employees by strictly adhering to recommendations of the Centers for Disease Control and Prevention as well as executive orders of the states in which we operate.
The COVID-19 outbreak has caused, and is likely to continue to cause, significant economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. COVID-19 negatively impacted our revenues at the end of the quarter ended March 31, 2020 as many collection customers required service level changes and volumes into our landfills declined. We have experienced an increase in certain costs associated with the protection of our employees including costs for additional safety equipment, hygiene products and enhanced facility cleaning. These costs are expected to continue throughout the remainder of the year. We have also taken immediate measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that COVID-19 will have on our business, results of operations, liquidity and capital resources.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2020 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2. ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates ("ASUs") to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that we adopted and deemed to have a material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards adopted effective January 1, 2020
ASU No. 2016-13, as amended through March 2020: Financial Instrument Credit Losses (Topic 326)	Requires that an entity measures all of its expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts.
We adopted this guidance effective January 1, 2020 using the required modified-retrospective approach. We recognized a cumulative effect adjustment of $(189) to retained earnings upon implementation. This guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as current expected credit loss ("CECL") methodology. CECL requires consideration of past events, current conditions, and reasonable and supportable forecasts about the future to assess credit loss estimates and will generally result in the earlier recognition of an allowance for credit losses. We have updated our business processes and systems and controls to support recognition and disclosure under the new guidance. See Note 5, Accounts Receivable, Net of Allowance for Credit Losses for additional disclosure.

A table providing a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption

ASU No. 2020-04: Reference Rate Reform (Topic 848)	Provides temporary optional guidance to ease the potential burden in applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.	We are currently assessing the provisions of this guidance and do not expect that its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance will be in effect from March 12, 2020 through December 31, 2022.

ASU No. 2019-12: Income Taxes (Topic 740)	Reduces the complexity over accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes.	We are currently assessing the provisions of this guidance to determine whether or not its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance is effective January 1, 2021 with early adoption permitted.

3. REVENUE RECOGNITION
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three months ended March 31, 2020 and 2019 follows:
Three Months Ended March 31, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$36,829	$58,639	$—	$95,468
Landfill	3,544	16,310	—	19,854
Transfer	9,383	6,706	—	16,089
Customer solutions	—	—	21,663	21,663
Recycling	2	239	10,966	11,207
Organics	—	—	14,932	14,932
Transportation	—	2,671	—	2,671
Landfill gas-to-energy	385	641	—	1,026
Total revenues	$50,143	$85,206	$47,561	$182,910

Transferred at a point-in-time	$56	$235	$4,462	$4,753
Transferred over time	50,087	84,971	43,099	178,157
Total revenues	$50,143	$85,206	$47,561	$182,910

Three Months Ended March 31, 2019

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$33,965	$49,597	$—	$83,562
Landfill	3,717	15,468	—	19,185
Transfer	8,986	5,275	—	14,261
Customer solutions	—	—	18,154	18,154
Recycling	—	441	10,766	11,207
Organics	—	—	13,596	13,596
Transportation	—	2,563	—	2,563
Landfill gas-to-energy	329	807	—	1,136
Total revenues	$46,997	$74,151	$42,516	$163,664

Transferred at a point-in-time	$36	$309	$6,391	$6,736
Transferred over time	46,961	73,842	36,125	156,928
Total revenues	$46,997	$74,151	$42,516	$163,664

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $991 in the three months ended March 31, 2020 and $1,338 in the three months ended March 31, 2019. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three months ended March 31, 2020 and March 31, 2019 from performance obligations satisfied in previous periods.

Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $74,161 and $80,191 as of March 31, 2020 and December 31, 2019, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $2,860 and $2,299 as of March 31, 2020 and December 31, 2019, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2019 and December 31, 2018 were recognized as revenue during the three months ended March 31, 2020 and March 31, 2019, respectively, when the services were performed.
4. BUSINESS COMBINATIONS
In the three months ended March 31, 2020, we acquired two businesses: one tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions segment. We did not acquire any business in the three months ended March 31, 2019. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes.
A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Three Months Ended March 31,
	2020	2019
Purchase Price:
Cash used in acquisitions, net of cash acquired	$4,771	$—
Holdbacks	580	—
Total	5,351	—
Allocated as follows:
Land	325	—
Buildings	678	—
Equipment	2,396	—
Intangible assets	1,225	—
Other liabilities, net	(80)	—
Fair value of assets acquired and liabilities assumed	4,544	—
Excess purchase price allocated to goodwill	$807	$—

Certain purchase price allocations are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, these purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2019 is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues	$183,262	$178,575
Operating income	$7,037	$5,868
Net income (loss)	$970	$(921)

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,005	45,913
Basic earnings per common share	$0.02	$(0.02)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,262	45,913
Diluted earnings per common share	$0.02	$(0.02)

The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2019 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. The Additions – charged to expense in the three months ended March 31, 2020 considers the current economic conditions associated with the COVID-19 pandemic and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable are written off when deemed to be uncollectible.
A summary of the changes to allowance for credit losses follows:

Three Months Ended March 31, 2020
Balance at beginning of period	$1,468
Cumulative effect of new accounting principle	189
Additions - charged to expense	880
Deductions - bad debts written off, net of recoveries	(445)
Balance at end of period	$2,092

6. LEASES
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
A schedule of lease costs and other lease information follows:

	Three Months Ended March 31,
	2020	2019
Lease cost:
Amortization of right-of-use assets	$731	$409
Interest expense	246	156
Fixed lease cost - vehicles, equipment and property	2,417	2,579
Fixed lease cost - landfill operating leases	1,673	1,648
Fixed lease cost	4,090	4,227
Short-term lease cost	929	658
Variable lease cost	132	7
Total lease cost	$6,128	$5,457

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$961	$471
Operating cash flows for operating leases	$2,442	$2,043
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,402	$2,473
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,366	$415

		March 31, 2020
Weighted-average remaining lease term - finance leases (years)		6.2
Weighted-average remaining lease term - operating leases (years)		11.8
Weighted-average discount rate - finance leases		4.7%
Weighted-average discount rate - operating leases		5.1%

Estimated minimum future lease obligations are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2020	$11,086	$3,760
Fiscal year ending December 31, 2021	11,822	4,830
Fiscal year ending December 31, 2022	9,155	4,237
Fiscal year ending December 31, 2023	7,288	4,071
Fiscal year ending December 31, 2024	6,638	3,971
Thereafter	63,964	7,540
Total lease payments	109,953	28,409
Less: interest expense	(29,395)	(4,580)
Lease liability balance	$80,558	$23,829

7. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2019	Acquisitions	March 31, 2020
Eastern region	$30,720	$—	$30,720
Western region	141,055	807	141,862
Resource solutions	14,044	—	14,044
Total	$185,819	$807	$186,626

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, March 31, 2020
Intangible assets	$26,467	$72,133	$98,600
Less accumulated amortization	(19,365)	(21,292)	(40,657)
	$7,102	$50,841	$57,943

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2019
Intangible assets	$26,162	$71,122	$97,284
Less accumulated amortization	(18,968)	(19,595)	(38,563)
	$7,194	$51,527	$58,721

Intangible amortization expense was $2,093 during the three months ended March 31, 2020, as compared to $1,401 during the three months ended March 31, 2019.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2019 and thereafter follows:

Estimated Future Amortization Expense as of March 31, 2020
Fiscal year ending December 31, 2020	$6,255
Fiscal year ending December 31, 2021	$6,963
Fiscal year ending December 31, 2022	$6,324
Fiscal year ending December 31, 2023	$6,131
Fiscal year ending December 31, 2024	$7,109
Thereafter	$25,161

8. ACCRUED FINAL CAPPING, CLOSURE AND POST CLOSURE
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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$71,927	$73,075
Obligations incurred	898	543
Accretion expense	1,622	1,607
Obligations settled (1)	(1,097)	(1,556)
Ending balance	$73,350	$73,669
(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

9. DEBT
A summary of debt is as follows:

	March 31, 2020	December 31, 2019
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.75%	$61,000	$26,900
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.75%	350,000	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") due December 2044 - fixed rate interest period through 2019; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.7%	23,829	18,364
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.5%	5,181	5,464
Principal amount of debt	562,010	522,728
Less—unamortized debt issuance costs (1)	8,889	9,406
Debt less unamortized debt issuance costs	553,121	513,322
Less—current maturities of debt	5,392	4,301
	$547,729	$509,021

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	March 31, 2020	December 31, 2019
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$5,069	$5,478
New York Bonds 2014	1,051	1,057
New York Bonds 2014R-2	374	390
FAME Bonds 2005R-3	411	432
FAME Bonds 2015R-1	534	552
FAME Bonds 2015R-2	399	417
Vermont Bonds	527	541
New Hampshire Bonds	524	539
	$8,889	$9,406

Credit Facility
As of March 31, 2020, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2020, further advances were available under the Credit Facility in the amount of $113,575. The available amount is net of outstanding irrevocable letters of credit totaling $25,425, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2020, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In the three months ended March 31, 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60,000 that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In the three months ended March 31, 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(765) associated with the dedesignated interest rate derivative agreements and the $430 cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both March 31, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190,000. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.
Additionally, we have forward starting interest rate derivative agreements with a total notional amount of $125,000 that mature between February 2026 and May 2028. We receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.63%.
We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps	Other accrued liabilities	$4,166	$1,824
Interest rate swaps	Other long-term liabilities	8,860	3,603
		$13,026	$5,427

Interest rate swaps	Accumulated other comprehensive loss	$(13,230)	$(5,929)
Interest rate swaps - tax provision	Accumulated other comprehensive loss	—	(112)
		$(13,230)	$(6,041)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss into earnings follows:

	Three Months Ended March 31,
	2020	2019
Statement of Operations Location	(Expense) Income
Interest expense	$(489)	$(25)

10. COMMITMENTS AND CONTINGENCIES
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

Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we have been carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 9, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believe the Litigation to be factually inaccurate, and without legal merit, and we and SRD are vigorously defending the Litigation. Nevertheless, we believe it is reasonably possible that a loss will occur as a result of the Litigation although an estimate of loss cannot be reasonably provided at this time. We also continue to believe the Town should be responsible for costs or liabilities associated with the Litigation relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5,000). We have agreed to reimburse the Town for periodic payments under such bond. Construction of the waterline is complete and homeowners are relying on municipal water supply. Remaining aspects of the project are minor and are expected to be completed in 2020. Bond reimbursement to the Town will commence in the fiscal year ending December 31, 2020.

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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Three Months Ended March 31,
	2020	2019
Beginning balance	$4,596	$5,173
Accretion expense	30	34
Obligations incurred	27	—
Obligations settled (1)	(12)	(141)
Ending balance	$4,641	$5,066
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
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of March 31, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%. The environmental remediation liability associated with the Potsdam site was $1,151 as of both March 31, 2020 and December 31, 2019.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui the. Hawaii Wildlife Fund (“MAUI”)”. Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. SCOTUS ruled 6-3 that the question should be whether “…the addition of the pollutants through ground water is the functional equivalent of a direct discharge from the point source into navigable waters”. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.
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
Hakes Landfill Litigation
On or about December 19, 2019, the New York State Department of Environmental Conservation (“Department”) issued certain permits to us to expand the landfill owned and operated by Hakes C&D Disposal Inc. (“Hakes”) in the Town of Campbell, Steuben County, New York. The permits authorize approximately five years of expansion capacity at the Hakes Landfill. The authorizations issued by the Department followed approvals issued by the Town of Campbell Planning Board (“Planning Board”) in January 2019, and the Town Board of the Town of Campbell (“Town Board”) in March 2019, granting site plan review and a zoning change for the project.
Through litigation commenced by the Sierra Club, several other non-governmental organizations, and several individuals, the Petitioners have challenged the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County. The challenge is based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain wastes drilling wastes authorized for disposal at the Hakes Landfill. The petitioners have also made a motion for a preliminary injunction to restrain construction and operation of the expansion cell. We, as well as all of the involved agencies, are vigorously defending against the litigation.
The parties to the litigation have entered into a stipulation to facilitate progress in the litigation and the motion for a preliminary injunction has been adjourned until the end of August, which should give the court time to address the merits of the petition before addressing the motion for a preliminary injunction. There is no restriction on construction and we anticipate completing the construction at the Hakes Landfill by the end of August, 2020.
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
In January 2020, NHDES informed NCES and us that NHDES had concerns regarding the short-term public benefit need for the Stage VI expansion, and also in respect of certain technical concerns regarding the Stage VI expansion. Given the fact the NHDES decided to review our permit application for the Stage VI Expansion with respect to public benefit determination using a different regulatory framework than used in any of our previous permitting activities at NCES, we informed the NHDES on February 11, 2020, that while we vigorously disagreed with NHDES’ review of our application and the context for the NHDES’ concerns, we would withdraw our application with the expectation of refiling the application with the NHDES as soon as possible. We refiled our application on March 17, 2020. While the refiling of the application for the Stage VI Expansion could be rejected by the NHDES, and while delay of the Stage VI Expansion will surely occur, we remain confident that we will receive a permit for the Stage VI Expansion. We believe that a loss of $1,415 is reasonably possible, but not probable.
11. STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2020, there were 1,121 Class A common stock equivalents available for future grant under the 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options (1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	98	$9.20
Granted	—	$—
Exercised	(8)	$12.48
Forfeited	—	$—
Outstanding, March 31, 2020	90	$8.91	5.5	$2,717
Exercisable, March 31, 2020	90	$8.91	5.5	$2,717

We did not record any stock-based compensation expense for stock options during both the three months ended March 31, 2020 and March 31, 2019.
During the three months ended March 31, 2020, the aggregate intrinsic value of stock options exercised was $296.

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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	393	$28.23
Granted	138	$47.00
Class A Common Stock Vested	(108)	$19.44
Forfeited	(2)	$25.41
Outstanding, March 31, 2020	421	$36.63	2.2	$16,455
Unvested, March 31, 2020	710	$37.60	2.0	$27,755
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 289 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,515 during the three months ended March 31, 2020, as compared to $1,390 during the three months ended March 31, 2019.
During the three months ended March 31, 2020, the total fair value of other stock awards vested was $4,979.
As of March 31, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock was $45, which will be recognized over a weighted average period of 2.7 years. As of March 31, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,148, which will be recognized over a weighted average period of 2.3 years. As of March 31, 2020, total unrecognized stock-based compensation expense related to outstanding performance stock units was $7,356 to be recognized over a weighted average period of 2.1 years.
We also recorded $47 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2020, as compared to $41 during the three months ended March 31, 2019.

Accumulated Other Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2019	$(6,041)
Other comprehensive loss before reclassifications	(7,790)
Amounts reclassified from accumulated other comprehensive loss	489
Income tax benefit related to items of other comprehensive loss	112
Net current-period other comprehensive loss	(7,189)
Balance, March 31, 2020	$(13,230)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended March 31,
	2020	2019
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$489	$25	Interest expense
	489	25	Income before income taxes
	(112)	—	Provision (benefit) for income taxes
	$601	$25	Net income

12. EARNINGS PER SHARE
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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$959	$(1,714)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	47,320	46,252
Class B common stock	988	988
Shares to be issued - acquisition	36	36
Unvested restricted stock	(1)	(9)
Effect of weighted average shares outstanding	(338)	(1,354)
Basic weighted average common shares outstanding	48,005	45,913
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	257	—
Diluted weighted average common shares outstanding	48,262	45,913
Anti-dilutive potentially issuable shares	—	1,422

13. OTHER ITEMS AND CHARGES
Expense from Acquisition Activities and Other Items
In the three months ended March 31, 2020 and 2019, we recorded charges of $1,009 and $677, respectively, associated primarily with acquisition activities.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three months ended March 31, 2020 and 2019, we recorded legal and other costs associated with various matters as part of the Southbridge Landfill closure of $613 and $555, respectively.
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

Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,410	$—	$—
Liabilities:
Interest rate swaps	$—	$13,026	$—

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,586	$—	$—
Liabilities:
Interest rate swaps	$—	$5,427	$—

Fair Value of Debt
As of March 31, 2020, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014, New York Bonds 2014R-2 and New Hampshire Bonds was approximately $120,327 and the carrying value was $122,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2014R-2 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of March 31, 2020, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $61,000. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
15. SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. We classify our resource-renewal services in our Resource Solutions segment. Revenues associated with our resource renewal operations are derived from organics services, major account and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.

Three Months Ended March 31, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$50,143	$11,839	$5,958	$975	$206,334
Western	85,206	25,546	13,232	5,642	599,815
Resource solutions	47,561	2,894	1,610	1,003	93,199
Corporate entities	—	—	606	(608)	58,292
Eliminations	—	(40,279)	—	—	—
	$182,910	$—	$21,406	$7,012	$957,640

Three Months Ended March 31, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$46,997	$10,771	$5,260	$(626)	$195,851
Western	74,151	20,218	10,234	5,378	494,066
Resource solutions	42,516	2,387	1,294	401	86,222
Corporate entities	—	—	701	(711)	52,174
Eliminations	—	(33,376)	—	—	—
	$163,664	$—	$17,489	$4,442	$828,313

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2020	2019
Collection	$94,577	$83,080
Disposal	38,625	36,054
Power generation	1,026	1,136
Processing	1,121	878
Solid waste operations	135,349	121,148
Organics	14,932	13,596
Customer solutions	21,663	18,154
Recycling	10,966	10,766
Resource solutions operations	47,561	42,516
Total revenues	$182,910	$163,664

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020.
This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
•the expected and potential direct or indirect impacts of the novel coronavirus (“COVID-19”) outbreak on our business;
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
There may be additional risks that we are not presently aware of or that we currently believe are immaterial, which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation and its wholly-owned subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our larger-scale recycling and commodity brokerage operations along with our organics services and major account and industrial services through our single resource-renewal focused Resource Solutions segment.
As of April 15, 2020, we owned and/or operated 46 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Results of Operations
Recent Events
With the global outbreak of COVID-19 and the declaration of a pandemic by the World Health Organization in March 2020, the U.S. Government and all of the states in which we operate have declared the waste services industry as an essential services provider and as a result we are committed to continue to operate and provide our full breadth of services. We have prioritized the safety and well-being of our employees by strictly adhering to recommendations of the Centers for Disease Control and Prevention as well as executive orders of the states in which we operate.
The COVID-19 outbreak has caused, and is likely to continue to cause, significant economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. COVID-19 negatively impacted our revenue at the end of the quarter ended March 31, 2020 as many collection customers required service level changes and volumes into our landfills declined. We have experienced an increase in certain costs associated with the protection of our employees including costs for additional safety equipment, hygiene products and enhanced facility cleaning. These costs are expected to continue throughout the remainder of the year. We have also taken immediate measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that COVID-19 will have on our business, results of operations, liquidity or capital resources. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q.
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. Revenues associated with our resource renewal operations are derived from organics services, major account and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales.
A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2020		2019
Collection	$94.6	51.7%	$83.1	50.8%	$11.5
Disposal	38.6	21.1%	36.1	22.0%	2.5
Power	1.0	0.5%	1.1	0.7%	(0.1)
Processing	1.1	0.7%	0.8	0.5%	0.3
Solid waste operations	135.3	74.0%	121.1	74.0%	14.2
Organics	14.9	8.1%	13.6	8.3%	1.3
Customer solutions	21.7	11.9%	18.2	11.1%	3.5
Recycling	11.0	6.0%	10.8	6.6%	0.2
Resource solutions operations	47.6	26.0%	42.6	26.0%	5.0
Total revenues	$182.9	100.0%	$163.7	100.0%	$19.2

A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2020 vs. 2019
	Amount	% Growth
Price	$7.1	5.8%
Volume (1)	(3.4)	(2.7)%
Surcharges and other fees	1.3	1.1%
Commodity price and volume	(0.3)	(0.3)%
Acquisitions	10.3	8.5%
Solid waste revenues	$15.0	12.4%
(1)Adjusted for $0.8 million of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$4.3 million from favorable collection pricing; and
•$2.8 million from favorable disposal pricing associated primarily with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$(2.8) million from lower collection volumes due to the initial negative impacts of COVID-19; and
•$(0.6) million from lower disposal volumes (of which $(1.3) million relates to lower landfill volumes due to the initial negative impacts of COVID-19, $0.6 million relates to higher transfer station volumes and $0.1 million relates to higher transportation volumes).
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth is associated primarily with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.

Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of the following:
•$(0.4) million from unfavorable commodity pricing;
•$(0.1) million due to lower commodity processing volumes; partially offset by
•$0.2 million due to higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth is associated with the following acquisition activity:
•the acquisition of one tuck-in solid waste collection business in our Western region; and
•the acquisition of nine businesses throughout the prior year: seven tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets.
Resource Solutions revenues
Organics.
Organics revenues increased $1.3 million quarterly as a result of higher volumes associated with two large transportation and disposal contracts.
Customer solutions.
Customer solutions revenues increased $2.7 million quarterly as the result of higher volumes mainly due to multi-site retail and industrial services organic growth. The increase was adjusted for $0.8 million of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Recycling.
Quarterly recycling revenues increased $0.2 million as a result of the following:
•$2.0 million from higher recycling processing fees;
•$0.3 million from the acquisition of one recycling operation; and
•$0.1 million from higher commodity volumes; partially offset by
•$(2.2) million from unfavorable commodity pricing in the marketplace.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2020		2019
Cost of operations	$128.5	70.3%	$117.8	72.0%	$10.7
General and administration	$24.4	13.3%	$22.7	13.9%	$1.7
Depreciation and amortization	$21.4	11.7%	$17.5	10.7%	$3.9

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
As a percentage of revenues, cost of operations decreased 170 basis points during the three months ended March 31, 2020 from the same period of the prior year. The period-to-period change in cost of operations can be primarily attributed to the following:

Third-party direct costs increased $5.1 million quarterly while decreasing slightly as a percentage of revenues due to the following:
•higher disposal costs associated with: additional volumes related to acquisition activity; additional volumes related to multi-site retail and industrial services organic growth in our customer solutions line-of-business and higher volumes in our organics line-of-business within our Resource Solutions segment; and increased disposal pricing in the northeastern United States; partially offset by lower organic collection and landfill volumes due to our focus on improving pricing and the initial negative impacts of COVID-19 in March 2019 that resulted in lower commercial collection volumes, lower construction and demolition volumes, and lower landfill volumes.
•higher hauling and third-party transportation costs associated with: higher collection volumes related to acquisition activity; higher brokerage volumes in our customer solutions line-of-business with high pass through direct costs; higher recycling volumes; and higher transportation rates.
Labor and related benefit costs increased $1.2 million quarterly, but decreased 90 basis points as a percentage of revenues, due to higher labor costs related primarily to acquisition activity.
Maintenance and repair costs increased $2.4 million quarterly, but decreased 40 basis points as a percentage of revenues, due primarily to higher fleet and facility maintenance costs associated with acquisition activity and related business growth.
Fuel costs increased $0.3 million quarterly, but decreased 20 basis points as a percentage of revenues, due primarily to higher volumes associated with acquisition activity, partially offset by lower fuel prices.
Direct operational costs increased $1.7 million quarterly, but decreased 20 basis points as a percentage of revenues, due to higher auto insurance costs, associated primarily with claims activity, and higher operating costs related to business growth.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period change in general and administration expense can be primarily attributed to higher labor costs associated with acquisition activity and higher bad debt expense as we reevaluated bad debt rates due to the projected economic downturn associated with COVID-19, partially offset by lower accrued incentive compensation.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2020		2019
Depreciation	$12.9	7.0%	$10.3	6.3%	$2.6
Landfill amortization	6.4	3.5%	5.8	3.6%	0.6
Other amortization	2.1	1.1%	1.4	0.9%	0.7
	$21.4	11.6%	$17.5	10.8%	$3.9

The period-to-period change in depreciation and amortization expense can be primarily attributed to acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes associated with the initial negative impacts of COVID-19.
Expense from Acquisition Activities and Other Items
In the three months ended March 31, 2020 and 2019, we recorded charges of $1.0 million and $0.7 million, respectively, associated primarily with acquisition activities.

Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the landfill located in Southbridge, Massachusetts ("Southbridge Landfill") and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three months ended March 31, 2020 and 2019, we recorded legal and other costs associated with various matters as part of the Southbridge Landfill closure of $0.6 million and $0.6 million, respectively.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.4) million quarterly due primarily to lower average interest rates associated with changes in LIBOR and the remarketing of our New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”) and our Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”).
Provision for Income Taxes
Our provision for income taxes increased $0.1 million during the three months ended March 31, 2020, as compared to the same period in the prior year.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which, among other things, allows the carryback of remaining minimum tax credit carryforwards to tax year 2018. Prior to the CARES Act, the minimum tax credit carryforwards were fully refunded through tax year 2021, if not otherwise used to offset tax liabilities. A current income tax benefit of $1.0 million, offset by a $1.0 million deferred tax provision, was recognized in the three months ended March 31, 2020 for the remaining minimum tax credit being carried back to tax year 2018 by us. In the three months ended March 31, 2019, we recognized a $0.2 million current income tax benefit, offset by a $0.2 million deferred tax provision, for the portion of the minimum tax credit carryforward refundable for 2019 based on law then enacted.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed US corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $110.6 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2020 and future tax years. Federal net operating losses generated after 2017, totaling $51.2 million carried forward to 2020, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. The total federal net operating losses generated after 2017 and carried forward to 2020 has been updated from $67.4 million as estimated in the quarter ended December 31, 2019 with corresponding changes to the deferred tax asset and valuation allowance. Although the CARES Act further modifies the net operating loss rules to permit net operating losses incurred in tax years 2018 through 2020 to be carried back 5 years and to temporarily permit such losses to offset 100% of taxable income in tax year 2020, these modifications under the CARES Act are not anticipated to impact us.
We are continuing to evaluate the CARES Act, but other income tax changes are not expected to have a material impact.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2020	2019
Eastern	$50.1	$47.0	$3.1
Western	85.2	74.2	11.0
Resource solutions	47.6	42.5	5.1
Corporate entities	—	—	—
Total revenues	$182.9	$163.7	$19.2

Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2020 vs. 2019
	Amount	% Growth
Price	$2.5	5.4%
Volume	(1.1)	(2.1)%
Surcharges and other fees	0.3	0.5%
Commodity price and volume	0.1	0.1%
Acquisitions	1.3	2.8%
Solid waste revenues	$3.1	6.7%

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$1.8 million from favorable collection pricing; and
•$0.7 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$(0.6) million from lower collection volumes due to the initial negative impacts of COVID-19; and
•$(0.5) million from lower disposal volumes related to landfills and transfer stations due to the initial negative impacts of COVID-19.
Surcharges and other fees.
The surcharge and other fees change component in quarterly solid waste revenues growth is associated primarily with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth is primarily the result of the acquisition of three tuck-in solid waste collection businesses in the prior year.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2020 vs. 2019
	Amount	% Growth
Price	$4.5	6.1%
Volume (1)	(2.2)	(3.1)%
Surcharges and other fees	1.0	1.4%
Commodity price and volume	(0.4)	(0.5)%
Acquisitions	8.9	12.1%
Solid waste revenues	$11.8	16.0%

(1)Adjusted for $0.8 million of inter-company movements between solid waste collection volume and Customer Solutions associated with the acquisition of a business.

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$2.4 million from favorable collection pricing; and
•$2.1 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$(2.1) million from lower collection volumes due to the initial negative impacts of COVID-19; and
•$(0.1) million from lower disposal volumes related to landfills due to the initial negative impacts of COVID-19, which more than offset higher disposal volumes related to transfer stations and transportation.
Surcharges and other fees.
The surcharge and other fees change component in quarterly solid waste revenues growth is associated primarily with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of lower energy pricing, lower commodity prices and lower commodity processing volumes, partially offset by higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth is primarily the result of the acquisition of one tuck-in solid waste collection business in the three months ended March 31, 2020 and the acquisition of four tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets in the prior year.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2020	2019
Eastern	$1.0	$(0.6)	$1.6
Western	5.6	5.4	0.2
Resource solutions	1.0	0.4	0.6
Corporate entities	(0.6)	(0.8)	0.2
Operating income	$7.0	$4.4	$2.6

Eastern Region
Operating results improved $1.6 million quarterly. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities and other items, our operating performance in the three months ended March 31, 2020 improved year-over-year as a result of revenue growth and the following cost changes:

Cost of operations: Cost of operations increased $2.4 million quarterly due to the following:
•higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates;
•higher fuel costs associated with higher volumes on acquisition activity, partially offset by lower fuel prices;
•higher direct operational costs associated with higher auto insurance costs, associated primarily with claims activity, and higher operating costs related to business growth; and
•higher maintenance and repair costs associated with higher fleet and facility maintenance costs associated with acquisition activity and related business growth.
General and administration: General and administration expense decreased $(0.4) million quarterly due to higher bad debt expense as we reevaluated bad debt rates due to the projected economic downturn associated with COVID-19, partially offset by lower accrued incentive compensation.
Depreciation and amortization: Depreciation and amortization expense increased $0.7 million quarterly due to higher depreciation and amortization expense associated with acquisition activity.
Western Region
Operating results improved $0.2 million quarterly. Excluding the impact of the expense from acquisition activities and other items, our operating performance in the three months ended March 31, 2020 was driven by revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $11.2 million quarterly due to the following:
•higher disposal costs associated with acquisition activity and increased disposal pricing in the northeastern United States;
•higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates;
•higher labor costs associated with acquisition activity;
•higher direct operational costs associated with higher auto insurance costs, associated primarily with claims activity, and higher operating costs related to business growth;
•higher maintenance and repair costs associated with higher fleet and facility maintenance costs associated with acquisition activity and related business growth; and
•higher fuel costs associated with higher volumes on acquisition activity, partially offset by lower fuel prices.
General and administration: General and administration expense increased $1.3 million quarterly due to higher labor costs associated with acquisition activity and higher bad debt expense as we reevaluated bad debt rates due to the projected economic downturn associated with COVID-19, partially offset by lower accrued incentive compensation.
Depreciation and amortization: Depreciation and amortization expense increased $3.0 million quarterly due primarily to acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes associated with the initial negative impacts of COVID-19.
Resource Solutions
Operating results improved $0.6 million quarterly due to the following:
Recycling.
Our operating performance in the three months ended March 31, 2020 improved primarily due to revenue growth on higher recycling processing fees and acquisition activity combined with lower operating costs, including lower third-party disposal costs, lower hauling costs and lower maintenance costs, partially offset by higher depreciation expense.
Organics.
Our operating performance in the three months ended March 31, 2020 improved as revenue growth on higher volumes outpaced higher operating costs driven by two large lower margin transportation and disposal contracts.
Customer solutions.
Our operating performance in the three months ended March 31, 2020 improved as revenue growth associated with increased volumes outpaced higher cost of operations associated with the corresponding increase in hauling, transportation and disposal costs.

Liquidity and Capital Resources
Recent Events
We continue to monitor the impact that COVID-19 has had and will continue to have on our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward. Because of the nature of the services we provide, we expect to continue to generate positive operating cash flows through stable revenue sources. To counter the impact of expected revenue declines, we have initiated steps to reduce discretionary spending and delay certain capital expenditures and can further scale down these expenditures to meet liquidity needs.
We have $113.6 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") as of March 31, 2020 to help meet our liquidity needs. Additionally, we have increased our cash holding to $26.2 million as of March 31, 2020 and our next significant debt maturity is Revolving Credit Facility and term loan A facility ("Term Loan Facility", together with the Revolving Credit Facility, the "Credit Facility"), which matures in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any unamortized debt discount and debt issuance costs (in millions), follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$26.2	$3.5
Restricted assets:
Restricted investment securities - landfill closure	$1.4	$1.6
Debt:
Current portion	$5.4	$4.3
Non-current portion	556.6	518.4
Total debt	$562.0	$522.7

Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2020	2019
Net cash provided by operating activities	$14.8	$4.8	$10.0
Net cash used in investing activities	$(24.9)	$(19.4)	$(5.5)
Net cash provided by financing activities	$32.9	$30.6	$2.3

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$1.0	$(1.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21.4	17.5
Depletion of landfill operating lease obligations	1.7	1.7
Interest accretion on landfill and environmental remediation liabilities	1.8	1.8
Amortization of debt issuance costs and discount on long-term debt	0.5	0.6
Stock-based compensation	1.6	1.4
Right-of-use asset - operating lease expense	2.4	2.6
Gain on sale of property and equipment	0.1	(0.1)
Southbridge Landfill non-cash closure charge	0.1	—
Non-cash expense from acquisition activities and other items	0.5	—
Deferred income taxes	1.0	0.2
	32.1	24.0
Changes in assets and liabilities, net	(17.3)	(19.2)
Net cash provided by operating activities	$14.8	$4.8

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $10.0 million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was the result of improved operational performance combined with the favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, see "Results of Operations" above. The $(2.7) million decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was due to the following:
•a $3.3 million favorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets; and
•a $3.8 million favorable impact to operating cash flows associated with the change in accounts receivable due to increased collection efforts; partially offset by
•a $(2.4) million unfavorable impact to operating cash flows associated with the change in accrued expenses and other liabilities associated with payroll and related expenses; and
•a $(2.7) million unfavorable impact to operating cash flows associated with the change in accounts payable.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2020	2019
Acquisitions, net of cash acquired	$(5.1)	$(1.2)
Additions to property, plant and equipment	(19.9)	(18.2)
Proceeds from sale of property and equipment	0.1	—
Net cash used in investing activities	$(24.9)	$(19.4)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the three months ended March 31, 2020, we acquired two businesses: one tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions segment for total consideration of $5.4 million, including $4.8 million in cash, and paid $0.3 million in holdback payments on businesses previously acquired, as compared to the three months ended March 31, 2019 during which we paid $1.2 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $1.7 million higher in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to capital expenditures associated with newly acquired operations.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from long-term borrowings	$73.5	$10.6
Principal payments on long-term debt	(40.7)	(80.7)
Proceeds from the exercise of share based awards	0.1	0.3
Proceeds from the public issuance of Class A Common Stock	—	100.4
Net cash provided by financing activities	$32.9	$30.6

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings increased by $62.9 million and our debt payments decreased by $(40.0) million in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in financing cash flows related to debt activity is associated with acquisition activity and increased borrowings to drive liquidity and increase our cash position.
Proceeds from the public issuance of Class A Common Stock. In the three months ended March 31, 2019, we completed a public issuance of 3.6 million shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100.4 million, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
Outstanding Long-Term Debt
Credit Facility
As of March 31, 2020, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and $61.0 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2020, further advances were available under the Revolving Credit Facility in the amount of $113.6 million. The available amount is net of outstanding irrevocable letters of credit totaling $25.4 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2020, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended March 31, 2020	Covenant Requirement at March 31, 2020
Maximum consolidated net leverage ratio (1)	3.10	4.00
Minimum interest coverage ratio	7.65	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $537.8 million as of March 31, 2020, or $562.0 million of consolidated funded debt less $24.2 million of cash and cash equivalents in excess of $2.0 million as of March 31, 2020), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of March 31, 2020. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2020
Net cash provided by operating activities	$126.8
Changes in assets and liabilities, net of effects of acquisitions and divestitures	26.7
Gain on sale of property and equipment	0.7
Non-cash expense from acquisition activities and other items	(0.6)
Withdrawal costs - multiemployer pension plan	(2.2)
Southbridge Landfill non-cash closure charge	(0.1)
Operating lease right-of-use assets expense	(9.4)
Stock-based compensation	(7.4)
Interest expense, less amortization of debt issuance costs	22.3
Benefit for income taxes, net of deferred income taxes	(1.3)
Adjustments as allowed by the Credit Agreement	18.1
Consolidated EBITDA	$173.6
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of March 31, 2020, we were in compliance with the covenants contained in the Credit Agreement.
An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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
Tax-Exempt Financings
New York Bonds. As of March 31, 2020, we had outstanding $25.0 million aggregate principal amount of New York Bonds 2014 and $15.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 2.875% per annum through December 2, 2029, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.

Maine Bonds. As of March 31, 2020, we had outstanding $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005 (“FAME Bonds 2005R-3"), $15.0 million aggregate principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2", collectively with the FAME Bonds 2005R-3 and the FAME Bonds 2015R-1 the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on May 1 and November 1 of each year until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. As of March 31, 2020, we had outstanding $16.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds"). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028, after which time there is a mandatory tender, and interest is payable semiannually on May 1 and November 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of March 31, 2020, we had outstanding $11.0 million aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.95% per annum through maturity on April 1, 2029. During the fixed interest rate period, the New Hampshire Bonds are not supported by a letter of credit. Interest is payable on April 1 and October 1 of each year. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Regional Economic Conditions
Our business is primarily located in the northeastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. There can be no assurance that the northeastern United Sates will recover from COVID-19 mandated economic shutdowns at the same time as, or at the same rate as, other areas of the United States.
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
Our recycling line of business in the Resource Solutions segment experiences increased volumes of fiber in November and December due to increased retail activity during the holiday season.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended March 31, 2020 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Interest Rate Volatility
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In the three months ended March 31, 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60.0 million that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In the three months ended March 31, 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(0.8) million associated with the dedesignated interest rate derivative agreements and the $0.4 million cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both March 31, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.
Additionally, we have forward starting interest rate derivative agreements with a total notional amount of $125.0 million that mature between February 2026 and May 2028. We receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.63%.

We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
As of March 31, 2020, we have $151.0 million of fixed rate debt in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $221.0 million of long-term debt as of March 31, 2020. The weighted average interest rate on the variable rate portion of long-term debt was approximately 2.5% at March 31, 2020. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $2.2 million.
Commodity Price Volatility
Information about commodity price market volatility market risk as of March 31, 2020 does not differ materially from that discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we have been carrying out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we have implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we are investigating with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.

In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 9, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believe the Litigation to be factually inaccurate, and without legal merit, and we and SRD are vigorously defending the Litigation. Nevertheless, we believe it is reasonably possible that a loss will occur as a result of the Litigation although an estimate of loss cannot be reasonably provided at this time. We also continue to believe the Town should be responsible for costs or liabilities associated with the Litigation relative to alleged contamination originating from the unlined portion of the Southbridge Landfill, although there can be no assurance that we will not be required to incur some or all of such costs and liabilities.
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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town will issue a twenty (20) year bond for our portion of the Waterline costs (up to $5.0 million). We have agreed to reimburse the Town for periodic payments under such bond. Construction of the waterline is complete and homeowners are relying on municipal water supply. Remaining aspects of the project are minor and are expected to be completed in 2020. Bond reimbursement to the Town will commence in the fiscal year ending December 31, 2020.
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

	Three Months Ended March 31,
	2020	2019
Beginning balance	$4.6	$5.2
Accretion expense	—	—
Obligations incurred	—	—
Obligations settled (1)	—	(0.1)
Ending balance	$4.6	$5.1
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

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of March 31, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. Our expenditures could be significantly higher if costs exceed estimates. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%. The environmental remediation liability associated with the Potsdam site was $1.2 million as of both March 31, 2020 and December 31, 2019.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui the. Hawaii Wildlife Fund (“MAUI”)”. Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. SCOTUS ruled 6-3 that the question should be whether “…the addition of the pollutants through ground water is the functional equivalent of a direct discharge from the point source into navigable waters”. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit.
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

Hakes Landfill Litigation
On or about December 19, 2019, the New York State Department of Environmental Conservation (“Department”) issued certain permits to us to expand the landfill owned and operated by Hakes C&D Disposal Inc. (“Hakes”) in the Town of Campbell, Steuben County, New York. The permits authorize approximately five years of expansion capacity at the Hakes Landfill. The authorizations issued by the Department followed approvals issued by the Town of Campbell Planning Board (“Planning Board”) in January 2019, and the Town Board of the Town of Campbell (“Town Board”) in March 2019, granting site plan review and a zoning change for the project.
Through litigation commenced by the Sierra Club, several other non-governmental organizations, and several individuals, the Petitioners have challenged the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County. The challenge is based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain wastes drilling wastes authorized for disposal at the Hakes Landfill. The petitioners have also made a motion for a preliminary injunction to restrain construction and operation of the expansion cell. We, as well as all of the involved agencies, are vigorously defending against the litigation.
The parties to the litigation have entered into a stipulation to facilitate progress in the litigation and the motion for a preliminary injunction has been adjourned until the end of August, which should give the court time to address the merits of the petition before addressing the motion for a preliminary injunction. There is no restriction on construction and we anticipate completing the construction at the Hakes Landfill by the end of August, 2020.

ITEM 1A. RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The novel coronavirus ("COVID-19") pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosures in the 2019 10-K are qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the new risk factor set forth below. There have been no other material changes to the risk factors disclosed in the 2019 10-K. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
The COVID-19 outbreak and related sudden and dramatic decline in economic activity is adversely affecting, and will continue to adversely affect, our business, outlook, liquidity and results of operations, and we have experienced and expect to continue to experience reductions in demand for certain of our services.
The COVID-19 outbreak has caused, and will continue to cause, significant economic disruption across our geographic footprint. Although as an essential service provider we have continued our operations, the COVID-19 outbreak negatively impacted our revenue at the end of the first quarter of 2020 as many of our commercial collection customers requested service level decreases and volumes into our landfills declined. The decline in our customers’ demand for our services and reduced volumes into our landfills has had, and is likely to continue to have, an adverse impact on our financial condition, results of operations and cash flows.
We are closely monitoring and evaluating the potential impacts that COVID-19 may have on our business as well as our customers and employees. Due to the uncertain and rapidly evolving nature of economic conditions, we are unable to predict accurately the full extent of the impact and effects that COVID-19 will have on our business going forward. We currently expect, however, that the COVID-19 outbreak will impact our financial performance for the second quarter of 2020 more significantly than it impacted the first quarter of 2020, primarily due to aforementioned volume declines that started at the end of the first quarter of 2020 that we expect to continue through the second quarter of 2020. We expect that COVID-19 will negatively impact our business in other ways, including, but not limited to, higher costs associated with providing a safe working environment for our employees, potential employee layoffs or furloughs, employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, temporary closures of our facilities or the facilities of our customers, and an increase in borrowing costs.
The extent of the effects of the COVID-19 outbreak on our business, results of operations and cash flows will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the outbreak; actions taken by national, state and local governments to contain the outbreak or treat its impact; the speed and effectiveness of responses to combat the outbreak; the effect of the changes in hiring levels and remote working arrangements that we and our customers have implemented; and the impact on our contracts with customers and vendors. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 8, 2020	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2020	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)