Form 10-Q
period 2020-06-30
CASELLA WASTE SYSTEMS INC
filed 2020-08-04
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2020:

Class A common stock, $0.01 par value per share:	47,382,798
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1. FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,073	$3,471
Accounts receivable, net of allowance for credit losses of $2,615 and $1,468, respectively	73,700	80,205
Refundable income taxes	2,228	1,251
Prepaid expenses	9,906	8,994
Inventory	7,938	7,679
Other current assets	1,234	1,213
Total current assets	98,079	102,813
Property, plant and equipment, net of accumulated depreciation and amortization of $879,090 and $844,874, respectively	480,388	443,825
Operating lease right-of-use assets	104,759	108,025
Goodwill	190,966	185,819
Intangible assets, net	60,408	58,721
Restricted assets	1,555	1,586
Cost method investments	11,264	11,264
Deferred income taxes	7,366	8,577
Other non-current assets	12,186	11,552
Total assets	$966,971	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$6,948	$4,301
Current operating lease liabilities	8,417	9,356
Accounts payable	57,443	64,396
Accrued payroll and related expenses	9,940	14,375
Accrued interest	1,717	2,041
Contract liabilities	3,056	2,299
Current accrued capping, closure and post-closure costs	9,005	10,223
Other accrued liabilities	32,430	23,598
Total current liabilities	128,956	130,589
Debt, less current portion	527,757	509,021
Operating lease liabilities, less current portion	70,208	70,709
Accrued capping, closure and post-closure costs, less current portion	66,392	61,704
Deferred income taxes	2,576	2,643
Other long-term liabilities	40,337	34,763
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Casella Waste Systems, Inc. stockholders' equity
Class A common stock, 0.01 par value per share; 100,000,000 shares authorized; 47,382,000 and 46,803,000 shares issued and outstanding, respectively	474	468
Class B common stock, 0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	489,193	485,332
Accumulated deficit	(344,133)	(357,016)
Accumulated other comprehensive loss	(14,799)	(6,041)
Total stockholders' equity	130,745	122,753
Total liabilities and stockholders' equity	$966,971	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$188,767	$187,459	$371,676	$351,123
Operating expenses:
Cost of operations	123,462	128,674	251,980	246,434
General and administration	24,874	22,145	49,226	44,887
Depreciation and amortization	22,076	19,715	43,482	37,204
Southbridge Landfill closure charge	559	917	1,172	1,472
Expense from acquisition activities	352	464	1,360	1,140
	171,323	171,915	347,220	331,137
Operating income	17,444	15,544	24,456	19,986
Other expense (income):
Interest income	(45)	(105)	(96)	(222)
Interest expense	5,511	6,155	11,463	12,615
Other income	(492)	(496)	(449)	(711)
Other expense, net	4,974	5,554	10,918	11,682
Income before income taxes	12,470	9,990	13,538	8,304
Provision (benefit) for income taxes	357	(1,925)	466	(1,897)
Net income	$12,113	$11,915	$13,072	$10,201
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,348	47,464	48,176	46,693
Basic earnings per common share	$0.25	$0.25	$0.27	$0.22
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,563	48,221	48,411	47,424
Diluted earnings per common share	$0.25	$0.25	$0.27	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$12,113	$11,915	$13,072	$10,201
Other comprehensive loss, before tax:
Hedging activity:
Interest rate swap settlements	(940)	(38)	(1,351)	(66)
Interest rate swap amounts reclassified into interest expense	990	(60)	1,293	(115)
Unrealized loss resulting from changes in fair value of derivative instruments	(1,619)	(2,861)	(8,812)	(4,335)
Other comprehensive loss, before tax	(1,569)	(2,959)	(8,870)	(4,516)
Income tax benefit related to items of other comprehensive loss	—	—	(112)	—
Other comprehensive loss, net of tax	(1,569)	(2,959)	(8,758)	(4,516)
Comprehensive income	$10,544	$8,956	$4,314	$5,685
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2019	$122,753	46,803	$468	988	$10	$485,332	$(357,016)	$(6,041)
Cumulative effect of new accounting principle	(189)	—	—	—	—	—	(189)	—
Issuances of Class A common stock	100	517	5	—	—	95	—	—
Stock-based compensation	1,562	—	—	—	—	1,562	—	—
Comprehensive loss:
Net income	959	—	—	—	—	—	959	—
Other comprehensive loss:
Hedging activity	(7,189)	—	—	—	—	—	—	(7,189)
Balance, March 31, 2020	117,996	47,320	473	988	10	486,989	(356,246)	(13,230)
Issuance of Class A common stock - acquisition	—	36	1	—	—	(1)	—	—
Issuances of Class A common stock	387	26	—	—	—	387	—	—
Stock-based compensation	1,818	—	—	—	—	1,818	—	—
Comprehensive income:
Net income	12,113	—	—	—	—	—	12,113	—
Other comprehensive loss:
Hedging activity	(1,569)	—	—	—	—	—	—	(1,569)
Balance, June 30, 2020	$130,745	47,382	$474	988	$10	$489,193	$(344,133)	$(14,799)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$(15,832)	41,944	$419	988	$10	$373,716	$(388,669)	$(1,308)
Issuance of Class A common stock - equity offering	100,446	3,565	36	—	—	100,410	—	—
Issuance of Class A common stock - acquisition	—	67	1	—	—	(1)	—	—
Issuances of Class A common stock	260	676	7	—	—	253	—	—
Stock-based compensation	1,431	—	—	—	—	1,431	—	—
Comprehensive loss:
Net loss	(1,714)	—	—	—	—	—	(1,714)	—
Other comprehensive loss:
Hedging activity	(1,557)	—	—	—	—	—	—	(1,557)
Balance, March 31, 2019	83,034	46,252	463	988	10	475,809	(390,383)	(2,865)
Issuances of Class A common stock	2,318	347	3	—	—	2,315	—	—
Stock-based compensation	1,889	—	—	—	—	1,889	—	—
Comprehensive income:
Net income	11,915	—	—	—	—	—	11,915	—
Other comprehensive loss:
Hedging activity	(2,959)	—	—	—	—	—	—	(2,959)
Balance, June 30, 2019	$96,197	46,599	$466	988	$10	$480,013	$(378,468)	$(5,824)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$13,072	$10,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,482	37,204
Depletion of landfill operating lease obligations	3,468	3,623
Interest accretion on landfill and environmental remediation liabilities	3,542	3,579
Amortization of debt issuance costs	1,054	1,149
Stock-based compensation	3,380	3,320
Operating lease right-of-use assets expense	4,588	4,921
Loss (gain) on sale of property and equipment	131	(327)
Southbridge Landfill non-cash closure charge	41	179
Non-cash expense from acquisition activities	575	(68)
Deferred income taxes	1,256	(1,565)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	6,448	(10,057)
Landfill operating lease contract expenditures	(1,358)	(2,140)
Accounts payable	(6,967)	3,995
Prepaid expenses, inventories and other assets	(2,309)	(2,975)
Accrued expenses, contract liabilities and other liabilities	(7,910)	(12,788)
Net cash provided by operating activities	62,493	38,251
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(20,091)	(27,687)
Additions to property, plant and equipment	(51,570)	(46,659)
Proceeds from sale of property and equipment	200	363
Net cash used in investing activities	(71,461)	(73,983)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	91,200	41,400
Principal payments on debt	(82,719)	(109,241)
Payments of debt issuance costs	(11)	—
Proceeds from the exercise of share based awards	100	2,277
Proceeds from the public issuance of Class A Common Stock	—	100,446
Net cash provided by financing activities	8,570	34,882
Net decrease in cash and cash equivalents	(398)	(850)
Cash and cash equivalents, beginning of period	3,471	4,007
Cash and cash equivalents, end of period	$3,073	$3,157
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$10,733	$11,672
Income taxes, net of refunds	$187	$16
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$11,859	$9,333
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data)
1. BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), and its consolidated subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper, and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. Effective January 1, 2020, we reorganized our operations to consist of a single resource-renewal focused operation by combining our larger-scale recycling and commodity brokerage operations along with our organics services and major account and industrial services into our Resource Solutions segment. We continue to manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment. Segment information reported in the three and six months ended June 30, 2019 and as of December 31, 2019 has been reclassified to conform with the three and six months ended June 30, 2020 and as of June 30, 2020 presentation.
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2020 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The COVID-19 outbreak has caused, and is likely to continue to cause, significant economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. COVID-19 negatively impacted our revenues starting at the end of the quarter ended March 31, 2020 as many collection customers required service level changes and volumes into our landfills declined. We did experience improved demand for services in the quarter ended June 30, 2020 as local economies started to reopen as allowed by State Governments. This demand has continued to grow at a fairly steady rate, but our collection and disposal operations remain negatively impacted by lower volumes attributable to COVID-19. We continue to experience increased costs associated with the protection of our employees including costs for additional safety equipment, hygiene products and enhanced facility cleaning. These costs are expected to continue throughout the remainder of the year. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that COVID-19 will have on our business, results of operations, liquidity and capital resources.

Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2020 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.
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

3. REVENUE RECOGNITION
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2020 and 2019 follows:
Three Months Ended June 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$37,115	$58,546	$—	$95,661
Landfill	4,568	15,218	—	19,786
Transfer	11,451	9,016	—	20,467
Customer solutions	—	—	20,239	20,239
Recycling	4	332	12,487	12,823
Organics	—	—	15,419	15,419
Transportation	—	3,454	—	3,454
Landfill gas-to-energy	198	720	—	918
Total revenues	$53,336	$87,286	$48,145	$188,767

Transferred at a point-in-time	$69	$367	$8,231	$8,667
Transferred over time	53,267	86,919	39,914	180,100
Total revenues	$53,336	$87,286	$48,145	$188,767

Three Months Ended June 30, 2019

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$38,955	$54,151	$—	$93,106
Landfill	5,427	18,855	—	24,282
Transfer	11,923	8,597	—	20,520
Customer solutions	—	—	19,216	19,216
Recycling	577	341	10,514	11,432
Organics	—	—	14,905	14,905
Transportation	—	3,287	—	3,287
Landfill gas-to-energy	194	517	—	711
Total revenues	$57,076	$85,748	$44,635	$187,459

Transferred at a point-in-time	$52	$178	$6,505	$6,735
Transferred over time	57,024	85,570	38,130	180,724
Total revenues	$57,076	$85,748	$44,635	$187,459

Six Months Ended June 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$73,944	$117,185	$—	$191,129
Landfill	8,112	31,528	—	39,640
Transfer	20,834	15,722	—	36,556
Customer solutions	—	—	41,902	41,902
Recycling	6	571	23,453	24,030
Organics	—	—	30,351	30,351
Transportation	—	6,124	—	6,124
Landfill gas-to-energy	583	1,361	—	1,944
Total revenues	$103,479	$172,491	$95,706	$371,676

Transferred at a point-in-time	$125	$602	$12,692	$13,419
Transferred over time	103,354	171,889	83,014	358,257
Total revenues	$103,479	$172,491	$95,706	$371,676

Six Months Ended June 30, 2019

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$72,919	$103,746	$—	$176,665
Landfill	9,144	34,323	—	43,467
Transfer	20,909	13,872	—	34,781
Customer solutions	—	—	37,370	37,370
Recycling	578	782	21,280	22,640
Organics	—	—	28,501	28,501
Transportation	—	5,852	—	5,852
Landfill gas-to-energy	523	1,324	—	1,847
Total revenues	$104,073	$159,899	$87,151	$351,123

Transferred at a point-in-time	$88	$487	$12,896	$13,471
Transferred over time	103,985	159,412	74,255	337,652
Total revenues	$104,073	$159,899	$87,151	$351,123

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,546 and $2,537 in the three and six months ended June 30, 2020, respectively, and $1,109 and $2,447 in the three and six months ended June 30, 2019, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three and six months ended June 30, 2020 and June 30, 2019 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $74,091 and $80,191 as of June 30, 2020 and December 31, 2019, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $3,056 and $2,299 as of June 30, 2020 and December 31, 2019, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2019 and December 31, 2018 was recognized as revenue during the three and six months ended June 30, 2020 and June 30, 2019, respectively, when the services were performed.

4. BUSINESS COMBINATIONS
In the six months ended June 30, 2020, we acquired four businesses: three tuck-in solid waste collection businesses in our Western region and one recycling operation in our Resource Solutions segment. In the six months ended June 30, 2019, we acquired three tuck-in solid waste collection businesses in our Eastern region and a business comprised of solid waste collection, transfer and recycling operations in our Western region. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five to ten year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes.
A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Six Months Ended June 30,
	2020	2019
Purchase Price:
Cash used in acquisitions, net of cash acquired	$19,212	$25,546
Notes payable	—	2,250
Contingent consideration and holdbacks	2,837	1,120
Total	22,049	28,916
Allocated as follows:
Current assets	132	1,865
Land	685	726
Buildings	2,118	2,602
Equipment	8,277	8,655
Intangible assets	5,912	11,619
Other liabilities, net	(222)	(1,546)
Deferred tax liability	—	(2,137)
Fair value of assets acquired and liabilities assumed	16,902	21,784
Excess purchase price allocated to goodwill	$5,147	$7,132

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$189,026	$201,608	$373,623	$381,518
Operating income	$17,448	$16,850	$24,517	$22,751
Net income	$12,115	$12,629	$13,087	$11,709

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,348	47,464	48,176	46,693
Basic earnings per common share	$0.25	$0.27	$0.27	$0.25
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,563	48,221	48,411	47,424
Diluted earnings per common share	$0.25	$0.26	$0.27	$0.25

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
5. ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions – charged to expense in the six months ended June 30, 2020 considers the current economic conditions associated with the COVID-19 pandemic and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable are written off when deemed to be uncollectible.
A summary of the changes to allowance for credit losses follows:

Six Months Ended June 30, 2020
Balance at beginning of period	$1,468
Cumulative effect of new accounting principle	189
Additions - charged to expense	1,697
Deductions - bad debts written off, net of recoveries	(739)
Balance at end of period	$2,615

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

A schedule of lease costs and other lease information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost:
Amortization of right-of-use assets	$859	$503	$1,591	$912
Interest expense	290	186	536	342
Fixed lease cost - vehicles, equipment and property	2,171	2,342	4,588	4,921
Fixed lease cost - landfill operating leases	1,795	1,975	3,468	3,623
Fixed lease cost	3,966	4,317	8,056	8,544
Short-term lease cost	729	1,092	1,658	1,750
Variable lease cost	129	35	261	42
Total lease cost	$5,973	$6,133	$12,102	$11,590

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$981	$733	$1,942	$1,204
Operating cash flows for operating leases	$3,272	$4,831	$5,714	$6,874
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,391	$4,384	$11,793	$6,857
Right-of-use assets obtained in exchange for new operating lease liabilities	$776	$173	$3,142	$588

				June 30, 2020
Weighted-average remaining lease term - finance leases (years)				6.1
Weighted-average remaining lease term - operating leases (years)				11.8
Weighted-average discount rate - finance leases				4.6%
Weighted-average discount rate - operating leases				5.1%

Estimated minimum future lease obligations are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2020	$7,512	$2,928
Fiscal year ending December 31, 2021	12,145	5,706
Fiscal year ending December 31, 2022	9,486	5,113
Fiscal year ending December 31, 2023	7,296	4,947
Fiscal year ending December 31, 2024	6,638	4,847
Thereafter	63,964	9,778
Total lease payments	107,041	33,319
Less: interest expense	(28,416)	(5,056)
Lease liability balance	$78,625	$28,263

7. GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2019	Acquisitions	June 30, 2020
Eastern region	$30,720	$—	$30,720
Western region	141,055	5,147	146,202
Resource solutions	14,044	—	14,044
Total	$185,819	$5,147	$190,966

A summary of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, June 30, 2020
Intangible assets	$26,652	$76,635	$103,287
Less accumulated amortization	(19,756)	(23,123)	(42,879)
	$6,896	$53,512	$60,408

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2019
Intangible assets	$26,162	$71,122	$97,284
Less accumulated amortization	(18,968)	(19,595)	(38,563)
	$7,194	$51,527	$58,721

Intangible amortization expense was $2,222 and $4,316 during the three and six months ended June 30, 2020, respectively, as compared to $1,639 and $3,039 during the three and six months ended June 30, 2019, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2019 and thereafter follows:

Estimated Future Amortization Expense as of June 30, 2020
Fiscal year ending December 31, 2020	$4,441
Fiscal year ending December 31, 2021	$7,500
Fiscal year ending December 31, 2022	$6,848
Fiscal year ending December 31, 2023	$6,640
Fiscal year ending December 31, 2024	$7,603
Thereafter	$27,376

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$71,927	$73,075
Obligations incurred	1,764	1,217
Revision in estimates (1)	152	—
Accretion expense	3,204	3,194
Obligations settled (2)	(1,650)	(2,947)
Ending balance	$75,397	$74,539
(1)Relates to changes in estimated costs and timing of final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill ("Southbridge Landfill"). See Note 10, Commitments and Contingencies and Note 13, Other Items and Charges for further discussion.
(2)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

9. DEBT
A summary of debt is as follows:

	June 30, 2020	December 31, 2019
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.75%	$37,700	$26,900
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.75%	350,000	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014") due December 2044 - fixed rate interest period through 2019; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.6%	28,263	18,364
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.5%	5,104	5,464
Principal amount of debt	543,067	522,728
Less—unamortized debt issuance costs (1)	8,362	9,406
Debt less unamortized debt issuance costs	534,705	513,322
Less—current maturities of debt	6,948	4,301
	$527,757	$509,021

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	June 30, 2020	December 31, 2019
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$4,659	$5,478
New York Bonds 2014	1,034	1,057
New York Bonds 2014R-2	359	390
FAME Bonds 2005R-3	389	432
FAME Bonds 2015R-1	517	552
FAME Bonds 2015R-2	380	417
Vermont Bonds	514	541
New Hampshire Bonds	510	539
	$8,362	$9,406

Credit Facility
As of June 30, 2020, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2020, further advances were available under the Credit Facility in the amount of $135,875. The available amount is net of outstanding irrevocable letters of credit totaling $26,425, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2020, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In the six months ended June 30, 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60,000 that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In the six months ended June 30, 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(765) associated with the dedesignated interest rate derivative agreements and the $430 cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both June 30, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190,000. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.

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
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps	Other accrued liabilities	$4,636	$1,824
Interest rate swaps	Other long-term liabilities	9,962	3,603
		$14,598	$5,427

Interest rate swaps	Accumulated other comprehensive loss	$(14,799)	$(5,929)
Interest rate swaps - tax provision	Accumulated other comprehensive loss	—	(112)
		$(14,799)	$(6,041)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Operations Location	(Expense) Income		(Expense) Income
Interest expense	$(990)	$60	$(1,293)	$115

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we have carried out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we investigated with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
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

We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town has issued a twenty (20) year bond for our portion of the Waterline costs in the amount of $4,089. We have agreed to reimburse the Town for periodic payments under such bond. Construction of the Waterline is complete and homeowners are relying on municipal water supply. Remaining aspects of the project are minor and are expected to be completed in 2020. Bond reimbursement to the Town commenced in the quarter ended June 30, 2020.
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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Six Months Ended June 30,
	2020	2019
Beginning balance	$4,596	$5,173
Accretion expense	62	65
Obligations incurred	28	—
Revisions in estimates (1)	(188)	—
Obligations settled (2)	(293)	(392)
Ending balance	$4,205	$4,846
(1)The revision of estimate is associated with the completion of the environmental remediation at the site. See Note 13, Other Items and Charges to our consolidated financial statements for further discussion.
(2)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
We completed the first phase of landfill capping and closure in the fiscal year ended December 31, 2019 at the Southbridge Landfill and are actively seeking approval from MADEP to close and cap the remainder of the landfill.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of June 30, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%. The environmental remediation liability associated with the Potsdam site was $1,151 as of both June 30, 2020 and December 31, 2019.
Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. We intend to oppose this motion to amend, and our filing is due August 7, 2020.
Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel filed a class action complaint against us on behalf of similarly situated citizens in Ontario County, New York. The lawsuit has been filed in Ontario County (the “New York Litigation”). It alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Subtitle D landfill located in Seneca, New York , which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019. We intend to present a vigorous defense.

Hakes Landfill Litigation
On or about December 19, 2019, the New York State Department of Environmental Conservation (“Department”) issued certain permits to us to expand the landfill owned and operated by Hakes C&D Disposal Inc. in the Town of Campbell, Steuben County, New York (“Hakes Landfill”). The permits authorize approximately five years of expansion capacity at the Hakes Landfill. The authorizations issued by the Department followed approvals issued by the Town of Campbell Planning Board (“Planning Board”) in January 2019, and the Town Board of the Town of Campbell (“Town Board”) in March 2019, granting site plan review and a zoning change for the project.
Litigation was commenced by the Sierra Club, several other non-governmental organizations, and several individuals (“the Petitioners”), challenging the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County (the “Litigation”). The challenge was based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain drilling wastes authorized for disposal at the Hakes Landfill. The Petitioners also made a motion for a preliminary injunction to restrain construction and operation of the expansion cell. We filed a motion to dismiss the Litigation filed by the Petitioners, and on July 31, 2020, the motion to dismiss was granted, which also rendered the preliminary injunction motion moot, and confirmed that the Town of Campbell and the Department reviewed scientific evidence, came to a reasoned decision, and all procedural requirements were met in the issuance of the approvals.
Loss Contingency
On January 9, 2019, NCES filed an application for a 1.2 million (cy) expansion of the capacity of the NCES Landfill with the New Hampshire Department of Environmental Services (“NHDES”) (“Stage VI Expansion”). The Stage VI Expansion would provide NCES with over five (5) years of additional capacity beyond the capacity of Stage V.
In January 2020, NHDES informed NCES and us that NHDES had concerns regarding the short-term public benefit need for the Stage VI Expansion, and also in respect of certain technical concerns regarding the Stage VI Expansion. Because we believe that the NHDES reviewed our permit application for the Stage VI Expansion with respect to public benefit determination using a different regulatory framework than used in any of our previous permitting activities at NCES, we informed the NHDES on February 11, 2020, that while we vigorously disagreed with NHDES’ review of our application and the context for the NHDES’ concerns, we would withdraw our application with the expectation of refiling the application with the NHDES as soon as possible. We refiled our application on March 17, 2020. Our application has been deemed administratively complete, and a public hearing is scheduled for August 25, 2020. While the refiling of the application for the Stage VI Expansion could be rejected by the NHDES, and while delay of the Stage VI Expansion will occur, we remain confident that we will receive a permit for the Stage VI Expansion. We believe that a loss of $1,424 is reasonably possible, but not probable.
11. STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2020, there were 1,114 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	98	$9.20
Granted	—	$—
Exercised	(8)	$12.48
Forfeited	—	$—
Outstanding, June 30, 2020	90	$8.91	5.2	$3,894
Exercisable, June 30, 2020	90	$8.91	5.2	$3,894

We did not record any stock-based compensation expense for stock options during each of the three and six months ended June 30, 2020 and June 30, 2019, respectively.
During the three and six months ended June 30, 2020, the aggregate intrinsic value of stock options exercised was $296 and $296, respectively.
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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	393	$28.23
Granted	149	$47.39
Class A Common Stock Vested	(125)	$21.95
Forfeited	(6)	$35.18
Outstanding, June 30, 2020	411	$37.01	2.0	$21,414
Unvested, June 30, 2020	700	$37.62	1.8	$36,491
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 289 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,763 and $3,277 during the three and six months ended June 30, 2020, respectively, as compared to $1,835 and $3,225 during the three and six months ended June 30, 2019, respectively.
During the three and six months ended June 30, 2020, the total fair value of other stock awards vested was $872 and $5,851, respectively.

As of June 30, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock was $41, which will be recognized over a weighted average period of 2.5 years. As of June 30, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $4,892, which will be recognized over a weighted average period of 2.0 years. As of June 30, 2020, total unrecognized stock-based compensation expense related to outstanding performance stock units was $6,282 to be recognized over a weighted average period of 1.9 years.
We also recorded $56 and $103 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2020, respectively, as compared to $54 and $95 during the three and six months ended June 30, 2019, respectively.
Accumulated Other Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2019	$(6,041)
Other comprehensive loss before reclassifications	(10,163)
Amounts reclassified from accumulated other comprehensive loss	1,293
Income tax benefit related to items of other comprehensive loss	112
Net current-period other comprehensive loss	(8,758)
Balance, June 30, 2020	$(14,799)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$990	$(60)	$1,293	$(115)	Interest expense
	990	(60)	1,293	(115)	Income before income taxes
	—	—	(112)	—	Provision (benefit) for income taxes
	$990	$(60)	$1,405	$(115)	Net income

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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$12,113	$11,915	$13,072	$10,201
Denominators:
Number of shares outstanding, end of period:
Class A common stock	47,382	46,599	47,382	46,599
Class B common stock	988	988	988	988
Shares to be issued - acquisition	—	36	—	36
Unvested restricted stock	(1)	(9)	(1)	(9)
Effect of weighted average shares outstanding	(21)	(150)	(193)	(921)
Basic weighted average common shares outstanding	48,348	47,464	48,176	46,693
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	215	757	235	731
Diluted weighted average common shares outstanding	48,563	48,221	48,411	47,424
Anti-dilutive potentially issuable shares	12	—	12	154

13. OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2020, we recorded charges of $352 and $1,360, respectively, and in the three and six months ended June 30, 2019, we recorded charges of $464 and $1,140, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and six months ended June 30, 2020 we recorded charges of $559 and $1,172, respectively, comprised of $595 and $1,208, respectively, of legal and other costs in the three and six months ended June 30, 2020 pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process, a charge of $152 in the three and six months ended June 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill, and a charge of $(188) in the three and six months ended June 30, 2020 associated with the completion of the environmental remediation at the site. In the three and six months ended June 30, 2019, we recorded charges of $917 and $1,472, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,555	$—	$—
Liabilities:
Interest rate swaps	$—	$14,598	$—

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,586	$—	$—
Liabilities:
Interest rate swaps	$—	$5,427	$—

Fair Value of Debt
As of June 30, 2020, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014, New York Bonds 2014R-2 and New Hampshire Bonds was approximately $125,942 and the carrying value was $122,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014, the New York Bonds 2014R-2 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2020, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $37,700. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

15. SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. We classify our resource-renewal services by service in our Resource Solutions segment. Revenues associated with our resource renewal operations are derived from organics services, major account and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
Three Months Ended June 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$53,336	$13,837	$6,339	$4,366	$211,441
Western	87,286	29,020	13,615	11,863	626,329
Resource solutions	48,145	2,448	1,538	1,801	91,907
Corporate entities	—	—	584	(586)	37,294
Eliminations	—	(45,305)	—	—	—
	$188,767	$—	$22,076	$17,444	$966,971

Three Months Ended June 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$57,076	$14,678	$6,368	$4,227	$211,891
Western	85,748	24,496	11,413	10,372	531,027
Resource solutions	44,635	2,740	1,303	1,604	88,181
Corporate entities	—	—	631	(659)	34,861
Eliminations	—	(41,914)	—	—	—
	$187,459	$—	$19,715	$15,544	$865,960

Six Months Ended June 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$103,479	$25,676	$12,297	$5,341	$211,441
Western	172,491	54,566	26,847	17,505	626,329
Resource Solutions	95,706	5,341	3,148	2,804	91,907
Corporate Entities	—	—	1,190	(1,194)	37,294
Eliminations	—	(85,583)	—	—	—
Total	$371,676	$—	$43,482	$24,456	$966,971

Six Months Ended June 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$104,073	$25,449	$11,629	$3,600	$211,891
Western	159,899	44,714	21,647	15,749	531,027
Resource Solutions	87,151	5,127	2,597	2,005	88,181
Corporate Entities	—	—	1,331	(1,368)	34,861
Eliminations	—	(75,290)	—	—	—
Total	$351,123	$—	$37,204	$19,986	$865,960

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collection	$94,008	$92,066	$188,584	$175,145
Disposal	43,746	48,139	82,371	84,194
Power generation	918	711	1,944	1,847
Processing	1,950	1,908	3,071	2,786
Solid waste operations	140,622	142,824	275,970	263,972
Organics	15,419	14,905	30,351	28,501
Customer solutions	20,239	19,216	41,902	37,370
Recycling	12,487	10,514	23,453	21,280
Resource solutions operations	48,145	44,635	95,706	87,151
Total revenues	$188,767	$187,459	$371,676	$351,123

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
This Quarterly Report on Form 10-Q and, in particular, this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
•the expected and potential direct or indirect impacts of the novel coronavirus (“COVID-19”) pandemic on our business;
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
As of July 15, 2020, we owned and/or operated 48 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
The COVID-19 outbreak has caused, and is likely to continue to cause, significant economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. COVID-19 negatively impacted our revenues starting at the end of the quarter ended March 31, 2020 as many collection customers required service level changes and volumes into our landfills declined. We experienced increased demand for services in the quarter ended June 30, 2020 as local economies started to reopen as allowed by state governments. This demand has continued to grow at a fairly steady rate, but our collection and disposal operations remain negatively impacted by lower volumes attributed to COVID-19. We continue to experience increased costs associated with the protection of our employees including costs for additional safety equipment, hygiene products and enhanced facility cleaning. These costs are expected to continue throughout the remainder of the year. We have also taken immediate measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that COVID-19 will have on our business, results of operations, liquidity or capital resources. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q.
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We classify our resource-renewal services by service in our Resource Solutions segment. Revenues associated with our resource renewal operations are derived from organics services, major account and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales.

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2020		2019			2020		2019
Collection	$94.0	49.8%	$92.1	49.1%	$1.9	$188.6	50.7%	$175.1	49.9%	$13.5
Disposal	43.7	23.1%	48.1	25.7%	(4.4)	82.4	22.2%	84.2	24.0%	(1.8)
Power	0.9	0.5%	0.7	0.4%	0.2	1.9	0.5%	1.8	0.5%	0.1
Processing	2.0	1.1%	1.9	1.0%	0.1	3.1	0.9%	2.9	0.8%	0.2
Solid waste	140.6	74.5%	142.8	76.2%	(2.2)	276.0	74.3%	264.0	75.2%	12.0
Organics	15.5	8.2%	15.0	7.9%	0.5	30.3	8.1%	28.4	8.1%	1.9
Customer solutions	20.2	10.7%	19.2	10.3%	1.0	41.9	11.3%	37.4	10.6%	4.5
Recycling	12.5	6.6%	10.5	5.6%	2.0	23.5	6.3%	21.3	6.1%	2.2
Resource solutions	48.2	25.5%	44.7	23.8%	3.5	95.7	25.7%	87.1	24.8%	8.6
Total revenues	$188.8	100.0%	$187.5	100.0%	$1.3	$371.7	100.0%	$351.1	100.0%	$20.6

A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2020 vs. 2019		Period-to-Period Change for the Six Months Ended June 30, 2020 vs. 2019
	Amount	% Growth	Amount	% Growth
Price	$6.3	4.4%	$13.4	5.1%
Volume (1)	(17.7)	(12.4)%	(21.0)	(8.0)%
Surcharges and other fees	—	—%	1.2	0.5%
Commodity price and volume	0.1	0.1%	(0.2)	(0.1)%
Acquisitions	9.7	6.8%	20.0	7.6%
Solid waste revenues	$(1.6)	(1.1)%	$13.4	5.1%
(1)Adjusted for $0.6 million in the quarter and $1.4 million year-to-date of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Solid waste revenues
Price.
The price impact on the change in quarterly solid waste revenues is the result of the following:
•$3.9 million from favorable collection pricing; and
•$2.4 million from favorable disposal pricing associated with our landfills and transfer stations.
The price impact on the change in year-to-date solid waste revenues is the result of the following:
•$8.3 million from favorable collection pricing; and
•$5.1 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume impact on the change in quarterly solid waste revenues is the result of the following:
•$(9.8) million from lower collection volumes due to the negative impacts of COVID-19;
•$(7.7) million from lower disposal volumes (of which $(6.0) million relates to lower landfill volumes due to the negative impacts of COVID-19, $(1.4) million relates to lower transfer station volumes and $(0.3) million relates to lower transportation volumes); and
•$(0.2) million from lower processing volumes.
The volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(12.5) million from lower collection volumes due to the negative impacts of COVID-19;

•$(8.3) million from lower disposal volumes (of which $(7.3) million relates to lower landfill volumes due to the negative impacts of COVID-19, $(0.8) million relates to lower transfer station volumes and $(0.2) million relates to lower transportation volumes); and
•$(0.2) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees impact on the change in year-to-date solid waste revenues is associated primarily with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume impact on the change in quarterly solid waste revenues is the result of the following:
•$0.3 million from favorable commodity and energy pricing; partially offset by
•$(0.2) million due to lower commodity processing volumes.
The commodity price and volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(0.3) million from lower commodity processing volumes; and
•$(0.2) million from unfavorable energy pricing; partially offset by
•$0.3 million due to higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions impact on the change in quarterly and year-to-date solid waste revenues is associated with the following acquisition activity:
•the acquisition of three tuck-in solid waste collection business in our Western region; and
•the acquisition of nine businesses throughout the prior year: seven tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets.
Resource Solutions revenues
Organics.
Organics revenues increased $0.5 million quarterly and $1.9 million year-to-date as a result of higher volumes associated with two large transportation and disposal contracts.
Customer solutions.
Customer solutions revenues increased $0.4 million quarterly and $3.1 million year-to-date as the result of higher volumes mainly due to multi-site retail and industrial services organic growth. The increase was adjusted for $0.6 million quarterly and $1.4 million year-to-date of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Recycling.
Quarterly recycling revenues increased $2.0 million as a result of the following:
•$1.2 million from favorable commodity pricing in the marketplace with higher cardboard pricing, partially offset by lower plastics pricing;
•$0.6 million from higher recycling processing fees; and
•$0.2 million from the acquisition of recycling operations.
Year-to-date recycling revenues increased $2.2 million as a result of the following:
•$2.6 million from higher recycling processing fees;
•$0.5 million from the acquisition of recycling operations; and
•$0.1 million from higher commodity volumes; partially offset by
•$(1.0) million from unfavorable commodity pricing in the marketplace in the first quarter.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2020		2019			2020		2019
Cost of operations	$123.5	65.4%	$128.7	68.6%	$(5.2)	$252.0	67.8%	$246.4	70.2%	$5.6
General and administration	$24.9	13.2%	$22.1	11.8%	$2.8	$49.2	13.2%	$44.9	12.8%	$4.3
Depreciation and amortization	$22.1	11.7%	$19.7	10.5%	$2.4	$43.5	11.7%	$37.2	10.6%	$6.3

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
As a percentage of revenues, cost of operations decreased 320 basis points and 240 basis points during the three and six months ended June 30, 2020, respectively, from the same periods of the prior year. The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs decreased $(3.2) million quarterly while decreasing 190 basis points as a percentage of revenues, and increased $1.9 million year-to-date, but decreased 100 basis points as a percentage of revenues due to the following:
•lower disposal costs associated with lower volumes, including commercial collection, construction and demolition, and landfills, due to the negative economic impacts of COVID-19 combined with lower organic collection and landfill volumes due to our focus on pricing; more than offset on a year-to-date basis with higher disposal costs associated with increased disposal pricing in the northeastern United States, additional volumes related to acquisition activity in the Western region, and additional volumes within our Resource Solutions segment due to multi-site retail and industrial services organic growth in our customer solutions line-of-business and organic growth in our organics line-of-business.
•lower hauling and third-party transportation costs associated with lower volumes due to the negative impacts of COVID-19; more than offset on a year-to-date basis with higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity in the Western region; higher brokerage volumes in our customer solutions line-of-business with high pass through direct costs; higher recycling volumes related to acquisition activity; and higher transportation rates.
Direct operational costs decreased $(1.7) million quarterly while decreasing 100 basis points as a percentage of revenues, and remained flat year-to-date while decreasing 60 basis points as a percentage of revenues, due to lower landfill operating costs, offset on a year-to-date basis by higher auto insurance costs, associated primarily with claims activity in the first quarter, and higher operating costs related to business growth.
Fuel costs decreased $(0.8) million quarterly while decreasing 50 basis points as a percentage of revenues, and decreased $(0.4) million year-to-date while decreasing 40 basis points as a percentage of revenues, due primarily to lower fuel prices and fleet efficiency, partially offset by higher volumes associated with acquisition activity.
Labor and related benefit costs decreased $(0.2) million quarterly while decreasing 20 basis points as a percentage of revenues, and increased $1.0 million year-to-date, but decreased 50 basis points as a percentage of revenues, due to lower labor costs on decreased overtime and lower benefit costs; more than offset on a year-to-date basis with higher labor costs related primarily to acquisition activity in the Western region and a discretionary bonus for our front-line employees.
Maintenance and repair costs increased $0.7 million quarterly while increasing 30 basis points as a percentage of revenues, and increased $3.1 million year-to-date while remaining flat as a percentage of revenues, due primarily to higher facility maintenance costs, and to a lesser extent, higher fleet maintenance costs associated with acquisition activity and related business growth, which was partially offset in the quarter associated with less wear and tear based on activity levels and lower volumes as a result of COVID-19.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.

The period-to-period changes in general and administration expense can be primarily attributed to higher labor costs associated with acquisition activity, higher bad debt expense year-to-date based on the continued economic downturn associated with COVID-19, higher accrued incentive compensation and a discretionary bonus for our hourly back-office employees.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2020		2019			2020		2019
Depreciation	$13.5	7.1%	$11.0	5.8%	$2.5	$26.3	7.1%	$21.2	6.0%	$5.1
Landfill amortization	6.4	3.4%	7.1	3.8%	(0.7)	12.8	3.4%	12.9	3.7%	(0.1)
Other amortization	2.2	1.2%	1.6	0.9%	0.6	4.4	1.2%	3.1	0.9%	1.3
	$22.1	11.7%	$19.7	10.5%	$2.4	$43.5	11.7%	$37.2	10.6%	$6.3

The period-to-period changes in depreciation and amortization expense can be primarily attributed to increased investment in our fleet, acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes associated with the negative impacts of COVID-19.
Expense from Acquisition Activities
In the three and six months ended June 30, 2020, we recorded charges of $0.4 million and $1.4 million, respectively, and in the three and six months ended June 30, 2019, we recorded charges of $0.5 million and $1.1 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Town of Southbridge, Massachusetts landfill ("Southbridge Landfill") and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and six months ended June 30, 2020 we recorded charges of $0.6 million and $1.2 million, respectively, comprised of $0.6 million and $1.2 million of legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process, a charge of $0.2 million due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill, and a charge of $(0.2) million associated with the completion of the environmental remediation at the site. In the three and six months ended June 30, 2019 we recorded charges of $0.9 million and $1.5 million, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.6) million quarterly and $(1.0) million year-to-date due primarily to lower average interest rates associated with changes in LIBOR and the remarketing of our New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014”) and our Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”).

Provision for Income Taxes
Our provision for income taxes increased $2.3 million quarterly and $2.4 million year-to-date, as compared to the same periods in the prior year. During the quarter ended June 30, 2019, we recognized a $2.1 million deferred tax benefit due to a reduction of the valuation allowance based on the recognition of additional reversing temporary differences related to the $2.1 million deferred tax liability recorded through goodwill for the acquisition of a company in May 2019. The deferred tax liability related to the acquisition was based on the impact of temporary differences between the amounts of assets and liability recognized for financial reporting purposes and the related tax bases.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which, among other things, allows the carryback of remaining minimum tax credit carryforwards to tax year 2018. Prior to the CARES Act, the minimum tax credit carryforwards were fully refunded through tax year 2021, if not otherwise used to offset tax liabilities. A current income tax benefit of $(1.0) million, offset by a $1.0 million deferred tax provision, was recognized in the quarter ended March 31, 2020 for the remaining minimum tax credit being carried back to tax year 2018 by us. In the six months ended June 30, 2019, we recognized a $(0.5) million current income tax benefit, offset by a $0.5 million deferred tax provision, for the portion of the minimum tax credit carryforward refundable for 2019 based on law then enacted.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $110.6 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2020 and future tax years. Federal net operating losses generated after 2017, totaling $51.2 million carried forward to 2020, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. The total federal net operating losses generated after 2017 and carried forward to 2020 has been updated from $67.4 million as estimated in the quarter ended December 31, 2019 with corresponding changes to the deferred tax asset and valuation allowance. Although the CARES Act further modifies the net operating loss rules to permit net operating losses incurred in tax years 2018 through 2020 to be carried back 5 years and to temporarily permit such losses to offset 100% of taxable income in tax year 2020, these modifications under the CARES Act are not anticipated to impact us.
We are continuing to evaluate the CARES Act, but other income tax changes are not expected to have a material impact.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2020	2019		2020	2019
Eastern	$53.3	$57.1	$(3.8)	$103.5	$104.1	$(0.6)
Western	87.3	85.7	1.6	172.5	159.9	12.6
Resource solutions	48.2	44.7	3.5	95.7	87.1	8.6
Corporate entities	—	—	—	—	—	—
Total revenues	$188.8	$187.5	$1.3	$371.7	$351.1	$20.6

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2020 vs. 2019		Period-to-Period Change for the Six Months Ended June 30, 2020 vs. 2019
	Amount	% Growth	Amount	% Growth
Price	$2.2	3.8%	$4.7	4.5%
Volume	(6.3)	(11.0)%	(7.3)	(7.0)%
Surcharges and other fees	(0.3)	(0.4)%	—	—%
Commodity price and volume	—	—%	0.1	0.1%
Acquisitions	0.6	1.0%	1.9	1.8%
Solid waste revenues	$(3.8)	(6.6)%	$(0.6)	(0.6)%

Price.
The price impact on the change in quarterly solid waste revenues is the result of the following:
•$1.6 million from favorable collection pricing; and
•$0.6 million from favorable disposal pricing related to transfer stations and landfills.
The price impact on the change in year-to-date solid waste revenues is the result of the following:
•$3.5 million from favorable collection pricing; and
•$1.2 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume impact on the change in quarterly solid waste revenues is the result of the following:
•$(4.3) million from lower collection volumes due to the negative impacts of COVID-19;
•$(1.9) million from lower disposal volumes related to landfills and transfer stations due to the negative impacts of COVID-19; and
•$(0.1) million from lower processing volumes;
The volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(4.9) million from lower collection volumes due to the negative impacts of COVID-19;
•$(2.3) million from lower disposal volumes related to landfills and transfer stations due to the negative impacts of COVID-19; and
•$(0.1) million from lower processing volumes.
Surcharges and other fees.
The surcharge and other fees impact on the change in quarterly solid waste revenues is associated primarily with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume impact on the change in year-to-date solid waste revenues is the result of higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change impact on the change in quarterly and year-to-date solid waste revenues is the result of the acquisition of three tuck-in solid waste collection businesses in the prior year.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2020 vs. 2019		Period-to-Period Change for the Six Months Ended June 30, 2020 vs. 2019
	Amount	% Growth	Amount	% Growth
Price	$4.1	4.8%	$8.6	5.4%
Volume (1)	(11.3)	(13.3)%	(13.5)	(8.5)%
Surcharges and other fees	0.2	0.2%	1.2	0.8%
Commodity price and volume	0.1	0.2%	(0.3)	(0.2)%
Acquisitions	9.1	10.6%	18.0	11.3%
Solid waste revenues	$2.2	2.5%	$14.0	8.8%
(1)Adjusted for $0.6 million quarterly and $1.4 million year-to-date of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.

Price.
The price impact on the change in quarterly solid waste revenues is the result of the following:
•$2.3 million from favorable collection pricing; and
•$1.8 million from favorable disposal pricing related to landfills and transfer stations.
The price impact on the change in year-to-date solid waste revenues is the result of the following:
•$4.7 million from favorable collection pricing; and
•$3.9 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume impact on the change in quarterly solid waste revenues is the result of the following:
•$(5.5) million from lower collection volumes due to the negative impacts of COVID-19; and
•$(5.8) million from lower disposal volumes related to landfills due to the negative impacts of COVID-19, which more than offset higher disposal volumes related to transfer stations and transportation.
The volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(5.9) million from lower disposal volumes related to landfills, transfer stations and transportation due to the negative impacts of COVID-19; and
•$(7.6) million from lower collection volumes due to the negative impacts of COVID-19.
Surcharges and other fees.
The surcharge and other fees impact on the change in quarterly and year-to-date solid waste revenues is associated primarily with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change impact on the change in quarterly and year-to-date solid waste revenues is the result of favorable energy and commodity pricing in the quarter and higher landfill gas-to-energy volumes, more than offset on a year-to-date basis by lower commodity processing volumes.
Acquisitions.
The acquisitions impact on the change in quarterly and year-to-date solid waste revenues is the result of the acquisition of three tuck-in solid waste collection business in the six months ended June 30, 2020 and the acquisition of four tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets in the prior year.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2020	2019		2020	2019
Eastern	$4.4	$4.2	$0.2	$5.3	$3.6	$1.7
Western	11.9	10.4	1.5	17.5	15.7	1.8
Resource solutions	1.8	1.6	0.2	2.8	2.0	0.8
Corporate entities	(0.7)	(0.7)	—	(1.1)	(1.3)	0.2
Operating income	$17.4	$15.5	$1.9	$24.5	$20.0	$4.5

Eastern Region
Operating results improved $0.2 million quarterly and $1.7 million year-to-date. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities, our operating performance in the three and six months ended June 30, 2020 was driven by lower revenues due to the negative impact of COVID-19 on volumes in the quarter and, to a lesser extent, year-to-date and the following cost changes:
Cost of operations: Cost of operations decreased $(4.7) million quarterly and $(2.3) million year-to-date due to the following:
•lower disposal costs associated with lower volumes due to the negative impacts of COVID-19 and to a lesser extent our focus on pricing;
•lower hauling and third-party transportation costs associated with lower collection volumes in the quarter due to the negative impacts of COVID-19, which offset additional costs related to acquisition activity and higher transportation rates;
•lower labor and related benefit costs due to decreased overtime and lower benefit costs more than offsetting a discretionary bonus for our front-line employees;
•lower direct operational costs in the quarter associated with landfill operations and lower equipment costs;
•lower fuel costs due primarily to lower fuel prices and fleet efficiency; and
•lower fleet maintenance costs due to less wear and tear in the quarter based on activity levels and lower volumes as a result of COVID-19; partially offset by
•higher facility maintenance costs associated with acquisition activity and related business growth.
General and administration: General and administration expense increased $0.4 million quarterly and $0.1 million year-to-date due to higher accrued incentive compensation and professional fees in the quarter combined with higher bad debt expense year-to-date based on the continued economic downturn associated with COVID-19 and a discretionary bonus for our hourly back-office employees.
Depreciation and amortization: Depreciation and amortization expense remained flat quarterly and increased $0.7 million year-to-date due to higher depreciation and amortization expense associated with the timing of acquisition activity in prior year.
Western Region
Operating results improved $1.5 million quarterly and $1.8 million year-to-date. Excluding the impact of the expense from acquisition activities, our operating performance in the three and six months ended June 30, 2020 was driven by revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $1.5 million quarterly and $12.9 million year-to-date due to the following:
•lower disposal costs associated with lower volumes, including commercial collection, construction and demolition, and landfills, due to the negative impacts of COVID-19 combined with lower volumes due to our focus on pricing; more than offset on a year-to-date basis with higher disposal costs associated with increased disposal pricing in the northeastern United Sates and additional volumes related to acquisition activity;
•higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity and higher transportation rates;
•higher maintenance and repair costs associated with higher facility maintenance costs, and to a lesser extent, higher fleet maintenance costs associated with acquisition activity and related business growth, which was partially offset in the quarter associated with less wear and tear based on activity levels and lower volumes as a result of COVID-19; and
•higher labor costs associated with acquisition activity and a discretionary bonus for our front-line employees, partially offset by lower labor costs on decreased overtime and lower benefit costs; partially offset by
•lower direct operational costs associated with lower landfill operating costs, offset on a year-to-date basis by higher auto insurance costs, associated primarily with claims activity in the first quarter, and higher operating costs related to business growth; and
•lower fuel costs associated with lower fuel prices and fleet efficiency, partially offset by higher volumes associated with acquisition activity.
General and administration: General and administration expense increased $0.8 million quarterly and $2.1 million year-to-date due to higher labor costs associated with acquisition activity, higher accrued incentive compensation and a discretionary bonus for our hourly back-office employees.

Depreciation and amortization: Depreciation and amortization expense increased $2.2 million quarterly and $5.2 million year-to-date due primarily to acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes associated with the negative impacts of COVID-19.
Resource Solutions
Operating results improved $0.2 million quarterly and $0.8 million year-to-date due to the following:
Recycling.
Our operating performance in the three and six months ended June 30, 2020 improved primarily due to revenue growth on higher recycling processing fees and acquisition activity combined with lower operating costs on a year-to-date basis, including lower maintenance costs and lower direct operational costs, partially offset by higher depreciation expense.
Organics.
Our operating performance in the three and six months ended June 30, 2020 improved as revenue growth on higher volumes outpaced higher operating costs driven by two large lower margin transportation and disposal contracts.
Customer solutions.
Our operating performance in the three and six months ended June 30, 2020 declined as revenue growth associated with increased volumes was outpaced by higher cost of operations associated with the corresponding increase in hauling, transportation and disposal costs and higher labor and personnel costs.
Liquidity and Capital Resources
Recent Events
We continue to monitor the impact that the COVID-19 pandemic has had and will continue to have on our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward. Because of the nature of the services we provide, we expect to continue to generate positive operating cash flows through stable revenue sources. To counter the impact of expected revenue declines, we have initiated steps to reduce discretionary spending and delay certain capital expenditures and can further scale down these expenditures to meet liquidity needs.
We have $135.9 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") as of June 30, 2020 to help meet our liquidity needs, and our next significant debt maturity, which is comprised of our Revolving Credit Facility and term loan A facility ("Term Loan Facility", together with the Revolving Credit Facility, the "Credit Facility"), is in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions), follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$3.1	$3.5
Restricted assets:
Restricted investment securities - landfill closure	$1.6	$1.6
Debt:
Current portion	$6.9	$4.3
Non-current portion	536.2	518.4
Total debt	$543.1	$522.7

Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2020	2019
Net cash provided by operating activities	$62.5	$38.3	$24.2
Net cash used in investing activities	$(71.5)	$(74.0)	$2.5
Net cash provided by financing activities	$8.6	$34.9	$(26.3)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2020	2019
Net income	$13.1	$10.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.5	37.2
Depletion of landfill operating lease obligations	3.5	3.6
Interest accretion on landfill and environmental remediation liabilities	3.5	3.6
Amortization of debt issuance costs	1.1	1.2
Stock-based compensation	3.4	3.3
Right-of-use asset - operating lease expense	4.6	4.9
Loss (gain) on sale of property and equipment	0.1	(0.3)
Southbridge Landfill non-cash closure charge	—	0.2
Non-cash expense from acquisition activities	0.6	(0.1)
Deferred income taxes	1.3	(1.6)
	74.7	62.2
Changes in assets and liabilities, net	(12.2)	(23.9)
Net cash provided by operating activities	$62.5	$38.3

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $24.2 million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was the result of improved operational performance combined with the favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, see "Results of Operations" above. The $(11.7) million decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was due to the following:
•a $20.3 million favorable impact to operating cash flows associated with the change in accounts receivable due to increased collection efforts;
•a $3.9 million favorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets;
•a $2.4 million favorable impact to operating cash flows associated with the change in accrued expenses and other liabilities; and
•a $0.8 million favorable impact to operating cash flows associated with lower landfill operating lease contract expenditures; partially offset by
•a $(13.6) million unfavorable impact to operating cash flows associated with the change in accounts payable.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2020	2019
Acquisitions, net of cash acquired	$(20.1)	$(27.7)
Additions to property, plant and equipment	(51.6)	(46.7)
Proceeds from sale of property and equipment	0.2	0.4
Net cash used in investing activities	$(71.5)	$(74.0)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2020, we acquired four businesses: three tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions segment for total consideration of $22.0 million, including $19.2 million in cash, and paid $0.9 million in holdback payments on businesses previously acquired, as compared to the six months ended June 30, 2019 during which we paid $28.9 million in total consideration, including $25.5 million in cash, to acquire three tuck-in solid waste collection businessses and a busines comprised of solid waste collection, transfer and recycling operations and paid $2.2 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $4.9 million higher in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to:
•$3.2 million in additional capital expenditures from the integration of newly acquired operations, which includes planned capital expenditures following an acquisition, as well as non-routine development investments that are expected to provide long-term returns; and
•$3.5 million in additional capital expenditures from phase VI construction and development costs related to long-term infrastructure at the Subtitle D landfill in Coventry, Vermont ("Waste USA Landfill") to facilitate future landfill airspace construction which will significantly enhance the economic useful life of the Waste USA Landfill once construction is finished; partially offset by
•$(2.0) million from lower capital expenditures primarily associated with replacement costs for vehicles, machinery equipment and containers due to age or obsolescence.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2020	2019
Proceeds from long-term borrowings	$91.2	$41.4
Principal payments on long-term debt	(82.7)	(109.2)
Proceeds from the exercise of share based awards	0.1	2.3
Proceeds from the public issuance of Class A Common Stock	—	100.4
Net cash provided by financing activities	$8.6	$34.9

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings increased by $49.8 million and our debt payments decreased by $(26.5) million in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in financing cash flows related to debt activity is associated with the use of proceeds from the issuance of Class A Common Stock in the prior year offset by higher net cash provided by operating activities.
Proceeds from the exercise of share based awards. We received $2.3 million of cash receipts associated with the exercise of stock options in the six months ended June 30, 2019 due primarily to the appreciation of our stock price in the prior year.

Proceeds from the public issuance of Class A Common Stock. In the six months ended June 30, 2019, we completed a public issuance of 3.6 million shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100.4 million, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2020, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and $37.7 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2020, further advances were available under the Revolving Credit Facility in the amount of $135.9 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.4 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2020, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended June 30, 2020	Covenant Requirement at June 30, 2020
Maximum consolidated net leverage ratio (1)	3.08	4.00
Minimum interest coverage ratio	7.98	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $542.0 million as of June 30, 2020, or $543.1 million of consolidated funded debt less $1.1 million of cash and cash equivalents in excess of $2.0 million as of June 30, 2020), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2020. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2020
Net cash provided by operating activities	$141.1
Changes in assets and liabilities, net of effects of acquisitions and divestitures	16.6
Gain on sale of property and equipment	0.4
Non-cash expense from acquisition activities	(0.7)
Withdrawal costs - multiemployer pension plan	(2.2)
Southbridge Landfill non-cash closure charge	0.1
Operating lease right-of-use assets expense	(9.2)
Stock-based compensation	(7.3)
Interest expense, less amortization of debt issuance costs	21.8
Benefit for income taxes, net of deferred income taxes	(1.1)
Adjustments as allowed by the Credit Agreement	16.6
Consolidated EBITDA	$176.1
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of June 30, 2020, we were in compliance with the covenants contained in the Credit Agreement.

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
Tax-Exempt Financings
New York Bonds. As of June 30, 2020, we had outstanding $25.0 million aggregate principal amount of New York Bonds 2014 and $15.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds”). The New York Bonds 2014 accrue interest at 2.875% per annum through December 2, 2029, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds.
Maine Bonds. As of June 30, 2020, we had outstanding $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005 (“FAME Bonds 2005R-3"), $15.0 million aggregate principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2", collectively with the FAME Bonds 2005R-3 and the FAME Bonds 2015R-1 the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on May 1 and November 1 of each year until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. As of June 30, 2020, we had outstanding $16.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds"). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028, after which time there is a mandatory tender, and interest is payable semiannually on May 1 and November 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of June 30, 2020, we had outstanding $11.0 million aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.95% per annum through maturity on April 1, 2029. During the fixed interest rate period, the New Hampshire Bonds are not supported by a letter of credit. Interest is payable on April 1 and October 1 of each year. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.

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
Regional Economic Conditions
Our business is primarily located in the northeastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. There can be no assurance that the northeastern United States will recover from the impact of COVID-19 mandated economic shutdowns at the same time as, or at the same rate as, other areas of the United States.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended June 30, 2020 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Interest Rate Volatility
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In the six months ended June 30, 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60.0 million that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In the six months ended June 30, 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(0.8) million associated with the dedesignated interest rate derivative agreements and the $0.4 million cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both June 30, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.
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
As of June 30, 2020, we have $155.4 million of fixed rate debt in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $197.7 million of long-term debt as of June 30, 2020. The weighted average interest rate on the variable rate portion of long-term debt was approximately 2.0% at June 30, 2020. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $2.0 million.
Commodity Price Volatility
Information about commodity price market volatility market risk as of June 30, 2020 does not differ materially from that discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we have carried out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations") pursuant to state law. Further, we implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we investigated with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.

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
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town has issued a twenty (20) year bond for our portion of the Waterline costs in the amount of $4.1 million. We have agreed to reimburse the Town for periodic payments under such bond. Construction of the Waterline is complete and homeowners are relying on municipal water supply. Remaining aspects of the project are minor and are expected to be completed in 2020. Bond reimbursement to the Town commenced in the quarter ended June 30, 2020.
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

	Six Months Ended June 30,
	2020	2019
Beginning balance	$4.6	$5.2
Accretion expense	0.1	0.1
Revisions in estimates (1)	(0.2)	—
Obligations settled (2)	(0.3)	(0.4)
Ending balance	$4.2	$4.9
(1)The revision of estimate is associated with the completion of the environmental remediation at the site. See Note 13, Other Items and Charges to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
(2)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
We completed the first phase of landfill capping and closure in the fiscal year ended December 31, 2019 at the Southbridge Landfill and are actively seeking approval from MADEP to close and cap the remainder of the landfill.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of June 30, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%. The environmental remediation liability associated with the Potsdam site was $1.2 million as of both June 30, 2020 and December 31, 2019.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, the Citizen Groups described above delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES") and us, providing notice of the Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)”. Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. We intend to oppose this motion to amend, and our filing is due August 7, 2020.
Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel filed a class action complaint against us on behalf of similarly situated citizens in Ontario County, New York. The lawsuit has been filed in Ontario County (the “New York Litigation”). It alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Subtitle D landfill located in Seneca, New York, which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019. We intend to present a vigorous defense.

Hakes Landfill Litigation
On or about December 19, 2019, the New York State Department of Environmental Conservation (“Department”) issued certain permits to us to expand the landfill owned and operated by Hakes C&D Disposal Inc. in the Town of Campbell, Steuben County, New York (“Hakes Landfill”). The permits authorize approximately five years of expansion capacity at the Hakes Landfill. The authorizations issued by the Department followed approvals issued by the Town of Campbell Planning Board (“Planning Board”) in January 2019, and the Town Board of the Town of Campbell (“Town Board”) in March 2019, granting site plan review and a zoning change for the project.
Litigation was commenced by the Sierra Club, several other non-governmental organizations, and several individuals (“the Petitioners”), challenging the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County (the “Litigation”). The challenge was based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain drilling wastes authorized for disposal at the Hakes Landfill. The Petitioners also made a motion for a preliminary injunction to restrain construction and operation of the expansion cell. We filed a motion to dismiss the Litigation filed by the Petitioners, and on July 31, 2020, the motion to dismiss was granted, which also rendered the preliminary injunction motion moot, and confirmed that the Town of Campbell and the Department reviewed scientific evidence, came to a reasoned decision, and all procedural requirements were met in the issuance of the approvals.

ITEM 1A. RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 10-K"), that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The novel coronavirus ("COVID-19") pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosures in the 2019 10-K are qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the risk factor set forth below. There have been no other material changes to the risk factors disclosed in the 2019 10-K. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
The COVID-19 pandemic and related decline in economic activity is adversely affecting, and will continue to adversely affect, our business, outlook, liquidity and results of operations, and we have experienced and expect to continue to experience reductions in demand for certain of our services.
The COVID-19 pandemic has caused, and will continue to cause, significant economic disruption across our geographic footprint. Although as an essential service provider we have continued our operations, the COVID-19 pandemic negatively impacted our revenue at the end of the first quarter of 2020 and through the second quarter of 2020 as many of our commercial collection customers requested service level decreases and volumes into our landfills declined. The decline in our customers’ demand for our services and reduced volumes into our landfills has had, and is likely to continue to have, an adverse impact on our financial condition, results of operations and cash flows.
We are closely monitoring and evaluating the potential impacts that the COVID-19 pandemic may have on our business as well as our customers and employees. Due to the uncertain and evolving nature of economic conditions, we are unable to predict accurately the full extent of the impact and effects that the COVID-19 pandemic will have on our business going forward. We currently expect, however, that the COVID-19 pandemic will continue to negatively impact our financial performance going forward. We expect that the COVID-19 pandemic will negatively impact our business in other ways, including, but not limited to, higher costs associated with providing a safe working environment for our employees, potential employee layoffs or furloughs, employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, temporary closures of our facilities or the facilities of our customers, and an increase in borrowing costs.
The extent of the effects of the COVID-19 pandemic on our business, results of operations and cash flows will ultimately depend on future developments. These include, but are not limited to, the severity, extent and duration of the outbreak; actions taken by national, state and local governments to contain the outbreak or treat its impact; the speed and effectiveness of responses to combat the outbreak; the effect of the changes in hiring levels and remote working arrangements that we and our customers have implemented; and the impact on our contracts with customers and vendors. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 4, 2020	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 4, 2020	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)