Form 10-Q
period 2020-09-30
CASELLA WASTE SYSTEMS INC
filed 2020-10-30
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2020:

Class A common stock, $0.01 par value per share:	47,384,433
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,127	$3,471
Accounts receivable, net of allowance for credit losses of $2,681 and $1,468, respectively	73,604	80,205
Refundable income taxes	274	1,251
Prepaid expenses	11,250	8,994
Inventory	8,059	7,679
Other current assets	1,433	1,213
Total current assets	115,747	102,813
Property, plant and equipment, net of accumulated depreciation and amortization of $890,386 and $844,874, respectively	492,022	443,825
Operating lease right-of-use assets	101,433	108,025
Goodwill	192,379	185,819
Intangible assets, net	59,390	58,721
Restricted assets	1,619	1,586
Cost method investments	11,264	11,264
Deferred income taxes	7,390	8,577
Other non-current assets	13,011	11,552
Total assets	$994,255	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$8,588	$4,301
Current operating lease liabilities	8,078	9,356
Accounts payable	55,825	64,396
Accrued payroll and related expenses	13,400	14,375
Accrued interest	2,074	2,041
Contract liabilities	2,754	2,299
Current accrued capping, closure and post-closure costs	11,003	10,223
Other accrued liabilities	35,827	23,598
Total current liabilities	137,549	130,589
Debt, less current portion	531,129	509,021
Operating lease liabilities, less current portion	67,365	70,709
Accrued capping, closure and post-closure costs, less current portion	66,016	61,704
Deferred income taxes	2,858	2,643
Other long-term liabilities	41,351	34,763
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Casella Waste Systems, Inc. stockholders' equity
Class A common stock, 0.01 par value per share; 100,000,000 shares authorized; 47,384,000 and 46,803,000 shares issued and outstanding, respectively	474	468
Class B common stock, 0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	491,158	485,332
Accumulated deficit	(329,016)	(357,016)
Accumulated other comprehensive loss	(14,639)	(6,041)
Total stockholders' equity	147,987	122,753
Total liabilities and stockholders' equity	$994,255	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$202,667	$198,547	$574,344	$549,670
Operating expenses:
Cost of operations	130,406	131,273	382,386	377,707
General and administration	25,014	22,536	74,240	67,423
Depreciation and amortization	23,799	20,940	67,281	58,144
Withdrawal costs - multiemployer pension plan	—	3,591	—	3,591
Southbridge Landfill closure charge	2,642	625	3,815	2,097
Expense from acquisition activities	173	1,097	1,533	2,237
	182,034	180,062	529,255	511,199
Operating income	20,633	18,485	45,089	38,471
Other expense (income):
Interest income	(107)	(66)	(203)	(287)
Interest expense	5,406	6,235	16,869	18,849
Other income	(157)	(248)	(606)	(960)
Other expense, net	5,142	5,921	16,060	17,602
Income before income taxes	15,491	12,564	29,029	20,869
Provision (benefit) for income taxes	374	178	840	(1,718)
Net income	$15,117	$12,386	$28,189	$22,587
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,370	47,690	48,241	47,029
Basic earnings per common share	$0.31	$0.26	$0.58	$0.48
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,619	48,361	48,481	47,660
Diluted earnings per common share	$0.31	$0.26	$0.58	$0.47
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$15,117	$12,386	$28,189	$22,587
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(1,141)	(121)	(2,492)	(187)
Interest rate swap amounts reclassified into interest expense	1,156	30	2,513	(86)
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	145	(656)	(8,731)	(4,990)
Other comprehensive income (loss), before tax	160	(747)	(8,710)	(5,263)
Income tax benefit related to items of other comprehensive income (loss)	—	—	(112)	—
Other comprehensive income (loss), net of tax	160	(747)	(8,598)	(5,263)
Comprehensive income	$15,277	$11,639	$19,591	$17,324
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2019	$122,753	46,803	$468	988	$10	$485,332	$(357,016)	$(6,041)
Cumulative effect of new accounting principle	(189)	—	—	—	—	—	(189)	—
Issuances of Class A common stock	100	517	5	—	—	95	—	—
Stock-based compensation	1,562	—	—	—	—	1,562	—	—
Comprehensive loss:
Net income	959	—	—	—	—	—	959	—
Other comprehensive loss:
Hedging activity	(7,189)	—	—	—	—	—	—	(7,189)
Balance, March 31, 2020	117,996	47,320	473	988	10	486,989	(356,246)	(13,230)
Issuance of Class A common stock - acquisition	—	36	1	—	—	(1)	—	—
Issuances of Class A common stock	387	26	—	—	—	387	—	—
Stock-based compensation	1,818	—	—	—	—	1,818	—	—
Comprehensive income:
Net income	12,113	—	—	—	—	—	12,113	—
Other comprehensive loss:
Hedging activity	(1,569)	—	—	—	—	—	—	(1,569)
Balance, June 30, 2020	130,745	47,382	474	988	10	489,193	(344,133)	(14,799)
Issuances of Class A common stock	—	2	—	—	—	—	—	—
Stock-based compensation	1,965	—	—	—	—	1,965	—	—
Comprehensive income:
Net income	15,117	—	—	—	—	—	15,117	—
Other comprehensive income:
Hedging activity	160	—	—	—	—	—	—	160
Balance, September 30, 2020	$147,987	47,384	$474	988	$10	$491,158	$(329,016)	$(14,639)

		Casella Waste Systems, Inc. Stockholders' Equity (Deficit)
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2018	$(15,832)	41,944	$419	988	$10	$373,716	$(388,669)	$(1,308)
Issuance of Class A common stock - equity offering	100,446	3,565	36	—	—	100,410	—	—
Issuance of Class A common stock - acquisition	—	67	1	—	—	(1)	—	—
Issuances of Class A common stock	260	676	7	—	—	253	—	—
Stock-based compensation	1,431	—	—	—	—	1,431	—	—
Comprehensive loss:
Net loss	(1,714)	—	—	—	—	—	(1,714)	—
Other comprehensive loss:
Hedging activity	(1,557)	—	—	—	—	—	—	(1,557)
Balance, March 31, 2019	83,034	46,252	463	988	10	475,809	(390,383)	(2,865)
Issuances of Class A common stock	2,318	347	3	—	—	2,315	—	—
Stock-based compensation	1,889	—	—	—	—	1,889	—	—
Comprehensive income:
Net income	11,915	—	—	—	—	—	11,915	—
Other comprehensive loss:
Hedging activity	(2,959)	—	—	—	—	—	—	(2,959)
Balance, June 30, 2019	96,197	46,599	466	988	10	480,013	(378,468)	(5,824)
Issuances of Class A common stock	1,078	193	2	—	—	1,076	$—	—
Stock-based compensation	1,898	—	—	—	—	1,898	$—	—
Comprehensive income:
Net income	12,386	—	—	—	—	—	$12,386	—
Other comprehensive loss:
Hedging activity	(747)	—	—	—	—	—	$—	(747)
Balance, September 30, 2019	$110,812	46,792	$468	988	$10	$482,987	$(366,082)	$(6,571)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$28,189	$22,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,281	58,144
Depletion of landfill operating lease obligations	5,711	5,580
Interest accretion on landfill and environmental remediation liabilities	5,324	5,310
Amortization of debt issuance costs	1,597	1,724
Stock-based compensation	5,345	5,218
Operating lease right-of-use assets expense	6,636	7,272
Loss (gain) on sale of property and equipment	254	(806)
Southbridge Landfill non-cash closure charge	2,077	58
Non-cash expense from acquisition activities	549	71
Withdrawal costs - multiemployer pension plan	—	3,591
Deferred income taxes	1,514	(1,267)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	6,400	(15,141)
Landfill operating lease contract expenditures	(3,386)	(3,197)
Accounts payable	(8,585)	1,634
Prepaid expenses, inventories and other assets	(2,908)	(1,297)
Accrued expenses, contract liabilities and other liabilities	(4,083)	(17,986)
Net cash provided by operating activities	111,915	71,495
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(25,379)	(73,496)
Additions to property, plant and equipment	(77,271)	(75,998)
Proceeds from sale of property and equipment	430	542
Proceeds from property insurance settlement	—	332
Net cash used in investing activities	(102,220)	(148,620)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	154,400	121,500
Principal payments on debt	(145,008)	(149,774)
Payments of debt issuance costs	(1,531)	—
Proceeds from the exercise of share based awards	100	3,355
Proceeds from the public issuance of Class A Common Stock	—	100,446
Proceeds from the unregistered sale of Class A Common Stock	—	2,619
Net cash provided by financing activities	7,961	78,146
Net increase in cash and cash equivalents	17,656	1,021
Cash and cash equivalents, beginning of period	3,471	4,007
Cash and cash equivalents, end of period	$21,127	$5,028
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$15,239	$17,200
Income tax (refunds) payments	$(1,650)	$84
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term obligations	$16,937	$9,797
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data)
1.    BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), and its consolidated subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper, and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. Effective January 1, 2020, we reorganized our operations to consist of a single resource-renewal focused operation by combining our larger-scale recycling and commodity brokerage operations along with our organics services and major account and industrial services into our Resource Solutions segment. We continue to manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment. Segment information reported in the three and nine months ended September 30, 2019 and as of December 31, 2019 has been reclassified to conform with the three and nine months ended September 30, 2020 and as of September 30, 2020 presentation.
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2020 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Recent Events
With the global outbreak of the novel coronavirus (“COVID-19”) and the declaration of a pandemic by the World Health Organization in March 2020, the U.S. Government and all of the states in which we operate have declared the waste services industry as an essential services provider and as a result we are committed to continue to operate and provide our full breadth of services. We have prioritized the safety and well-being of our employees by strictly adhering to recommendations of the Centers for Disease Control and Prevention as well as executive orders of the states in which we operate.
The COVID-19 outbreak has caused, and is likely to continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. COVID-19 negatively impacted our revenues starting at the end of the quarter ended March 31, 2020 as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. We did experience improved demand for services in the quarter ended June 30, 2020 as local economies started to reopen as allowed by State Governments. This positive trend continued through September 30, 2020, as additional small business collection customers increased service levels, construction activity continued to rebound, and overall higher economic activity across the northeast led to higher landfill volumes. Despite these positive trends, our collection and disposal operations remain negatively impacted by lower volumes attributable to COVID-19.
We continue to experience increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning. These costs are expected to continue throughout the remainder of the year. In early September 2020, we paid a special bonus to all our hourly employees (both frontline and administrative) to recognize their hard work and commitment to safety, environmental compliance and high customer service standards as essential service providers during the COVID-19 pandemic. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that COVID-19 will have on our business, results of operations, liquidity and capital resources.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2020 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that, except as disclosed, there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.
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
We adopted this guidance effective January 1, 2020 using the required modified-retrospective approach. We recognized a cumulative effect adjustment of $(189) to retained earnings upon implementation. This guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires consideration of past events, current conditions, and reasonable and supportable forecasts about the future to assess credit loss estimates and will generally result in the earlier recognition of an allowance for credit losses. We have updated our business processes and systems and controls to support recognition and disclosure under the new guidance. See Note 5, Accounts Receivable, Net of Allowance for Credit Losses for additional disclosure.

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

3.    REVENUE RECOGNITION
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and nine months ended September 30, 2020 and 2019 follows:
Three Months Ended September 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$40,560	$63,611	$—	$104,171
Landfill	5,694	17,880	—	23,574
Transfer	11,861	9,756	—	21,617
Customer solutions	—	—	22,320	22,320
Recycling	(2)	356	12,757	13,111
Organics	—	—	14,539	14,539
Transportation	—	2,348	—	2,348
Landfill gas-to-energy	210	777	—	987
Total revenues	$58,323	$94,728	$49,616	$202,667

Transferred at a point-in-time	$52	$347	$7,736	$8,135
Transferred over time	58,271	94,381	41,880	194,532
Total revenues	$58,323	$94,728	$49,616	$202,667

Three Months Ended September 30, 2019

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$41,868	$59,323	$—	$101,191
Landfill	5,414	20,018	—	25,432
Transfer	12,247	9,694	—	21,941
Customer solutions	—	—	20,689	20,689
Recycling	4	461	10,726	11,191
Organics	—	—	14,166	14,166
Transportation	—	3,129	—	3,129
Landfill gas-to-energy	142	666	—	808
Total revenues	$59,675	$93,291	$45,581	$198,547

Transferred at a point-in-time	$36	$186	$5,748	$5,970
Transferred over time	59,639	93,105	39,833	192,577
Total revenues	$59,675	$93,291	$45,581	$198,547

Nine Months Ended September 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$114,504	$180,778	$—	$295,282
Landfill	13,807	49,409	—	63,216
Transfer	32,695	25,478	—	58,173
Customer solutions	—	—	64,223	64,223
Recycling	4	943	36,210	37,157
Organics	—	—	44,890	44,890
Transportation	—	8,472	—	8,472
Landfill gas-to-energy	793	2,138	—	2,931
Total revenues	$161,803	$267,218	$145,323	$574,344

Transferred at a point-in-time	$177	$949	$20,428	$21,554
Transferred over time	161,626	266,269	124,895	552,790
Total revenues	$161,803	$267,218	$145,323	$574,344

Nine Months Ended September 30, 2019

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$115,363	$163,070	$—	$278,433
Landfill	14,558	54,341	—	68,899
Transfer	33,157	23,566	—	56,723
Customer solutions	—	—	58,058	58,058
Recycling	5	1,243	32,006	33,254
Organics	—	—	42,668	42,668
Transportation	—	8,980	—	8,980
Landfill gas-to-energy	665	1,990	—	2,655
Total revenues	$163,748	$253,190	$132,732	$549,670

Transferred at a point-in-time	$123	$673	$18,645	$19,441
Transferred over time	163,625	252,517	114,087	530,229
Total revenues	$163,748	$253,190	$132,732	$549,670

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,018 and $3,555 in the three and nine months ended September 30, 2020, respectively, and $1,027 and $3,474 in the three and nine months ended September 30, 2019, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three and nine months ended September 30, 2020 and September 30, 2019 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $74,086 and $80,191 as of September 30, 2020 and December 31, 2019, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $2,754 and $2,299 as of September 30, 2020 and December 31, 2019, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2019 and December 31, 2018 was recognized as revenue during the nine months ended September 30, 2020 and September 30, 2019, respectively, when the services were performed.

4.    BUSINESS COMBINATIONS
In the nine months ended September 30, 2020, we acquired six businesses: five tuck-in solid waste collection businesses in our Western region and one recycling operation in our Resource Solutions segment. In the nine months ended September 30, 2019, we acquired eight businesses: three tuck-in solid waste collection businesses in our Eastern region, and in our Western region, three tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five-year to ten-year period from the date of acquisition. All amounts recorded to goodwill, except goodwill related to certain acquisitions, are expected to be deductible for tax purposes.
A summary of the purchase price paid for these acquisitions and the allocation of the purchase price for these acquisitions follows:

	Nine Months Ended September 30,
	2020	2019
Purchase Price:
Cash used in acquisitions, net of cash acquired	$23,062	$71,038
Notes payable	—	2,714
Other non-cash consideration	—	5,470
Contingent consideration and holdbacks	3,387	1,755
Total	26,449	80,977
Allocated as follows:
Current assets	227	1,935
Other non-current assets	—	367
Land	895	2,487
Buildings	1,908	5,422
Equipment	10,006	20,592
Intangible assets	7,159	31,171
Other liabilities, net	(306)	(3,040)
Deferred tax liability	—	(2,137)
Fair value of assets acquired and liabilities assumed	19,889	56,797
Excess purchase price allocated to goodwill	$6,560	$24,180

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$202,910	$208,234	$577,994	$591,212
Operating income	$20,660	$19,351	$45,342	$42,266
Net income	$15,119	$12,813	$28,216	$24,532

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,370	47,690	48,241	47,029
Basic earnings per common share	$0.31	$0.27	$0.58	$0.52
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	48,619	48,361	48,481	47,660
Diluted earnings per common share	$0.31	$0.26	$0.58	$0.51

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
5.    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions – charged to expense in the nine months ended September 30, 2020 consider the current economic conditions associated with the COVID-19 pandemic and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable are written off when deemed to be uncollectible.
A summary of the changes to allowance for credit losses follows:

Nine Months Ended September 30, 2020
Balance at beginning of period	$1,468
Cumulative effect of new accounting principle	189
Additions - charged to expense	2,007
Deductions - bad debts written off, net of recoveries	(983)
Balance at end of period	$2,681

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

We are also party to three landfill operation and management agreements. These agreements are long-term landfill operating contracts with government bodies whereby we receive tipping revenue, pay normal operating expenses and assume future final capping, closure and post-closure obligations. The government bodies retain ownership of each landfill. There are no bargain purchase options and title to each of the properties does not pass to us at the end of the respective lease terms. We allocate the consideration paid to the landfill airspace rights and underlying land lease based on the relative fair values. In addition to up-front or one-time payments, the landfill operating agreements may require us to make future minimum rental payments, including success or expansion fees, other direct costs and final capping, closure and post-closure costs. The value of all future minimum rental payments is amortized and charged to cost of operations over the life of the contract. We amortize the consideration allocated to airspace rights as airspace is utilized on a units-of-consumption basis and such amortization is charged to cost of operations as airspace is consumed (e.g., as tons are placed into the landfill). The underlying value of any land lease is amortized to cost of operations on a straight-line basis over the estimated life of the respective operating agreement.
A schedule of lease costs and other lease information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost:
Amortization of right-of-use assets	$1,025	$593	$2,616	$1,505
Interest expense	327	213	863	555
Fixed lease cost - vehicles, equipment and property	2,048	2,351	6,636	7,271
Fixed lease cost - landfill operating leases	2,243	1,957	5,711	5,580
Fixed lease cost	4,291	4,308	12,347	12,851
Short-term lease cost	856	853	2,514	2,261
Variable lease cost	141	329	402	712
Total lease cost	$6,640	$6,296	$18,742	$17,884

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$1,304	$666	$3,246	$1,870
Operating cash flows for operating leases	$3,874	$2,963	$9,588	$9,837
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,078	$—	$16,871	$6,857
Right-of-use assets obtained in exchange for new operating lease liabilities	$147	$831	$3,289	$1,419

				September 30, 2020
Weighted-average remaining lease term - finance leases (years)				5.9
Weighted-average remaining lease term - operating leases (years)				11.7
Weighted-average discount rate - finance leases				4.3%
Weighted-average discount rate - operating leases				5.1%

Estimated minimum future lease obligations are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2020	$3,301	$1,605
Fiscal year ending December 31, 2021	12,038	6,505
Fiscal year ending December 31, 2022	9,520	5,884
Fiscal year ending December 31, 2023	7,317	5,686
Fiscal year ending December 31, 2024	6,638	5,586
Thereafter	63,964	11,947
Total lease payments	102,778	37,213
Less: interest expense	(27,335)	(5,168)
Lease liability balance	$75,443	$32,045

7.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2019	Acquisitions	September 30, 2020
Eastern region	$30,720	$—	$30,720
Western region	141,055	6,560	147,615
Resource solutions	14,044	—	14,044
Total	$185,819	$6,560	$192,379

Summaries of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, September 30, 2020
Intangible assets	$26,793	$77,741	$104,534
Less accumulated amortization	(20,150)	(24,994)	(45,144)
	$6,643	$52,747	$59,390

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2019
Intangible assets	$26,162	$71,122	$97,284
Less accumulated amortization	(18,968)	(19,595)	(38,563)
	$7,194	$51,527	$58,721

Intangible amortization expense was $2,265 and $6,580 during the three and nine months ended September 30, 2020, respectively, as compared to $1,916 and $4,956 during the three and nine months ended September 30, 2019, respectively.

A summary of intangible amortization expense estimated for the five fiscal years following the fiscal year ended December 31, 2019 and thereafter follows:

Estimated Future Amortization Expense as of September 30, 2020
Fiscal year ending December 31, 2020	$2,272
Fiscal year ending December 31, 2021	$7,701
Fiscal year ending December 31, 2022	$7,027
Fiscal year ending December 31, 2023	$6,800
Fiscal year ending December 31, 2024	$7,746
Thereafter	$27,844

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$71,927	$73,075
Obligations incurred	2,820	1,901
Revision in estimates (1)	152	—
Accretion expense	4,826	4,742
Obligations settled (2)	(2,706)	(7,099)
Ending balance	$77,019	$72,619
(1)Relates to changes in estimated costs and timing of final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill ("Southbridge Landfill"). See Note 10, Commitments and Contingencies and Note 13, Other Items and Charges for further discussion.
(2)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

9.    DEBT
A summary of debt is as follows:

	September 30, 2020	December 31, 2019
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.75%	$—	$26,900
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.75%	350,000	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.3%	32,045	18,364
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.5%	5,012	5,464
Principal amount of debt	549,057	522,728
Less—unamortized debt issuance costs (1)	9,340	9,406
Debt less unamortized debt issuance costs	539,717	513,322
Less—current maturities of debt	8,588	4,301
	$531,129	$509,021

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	September 30, 2020	December 31, 2019
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$4,249	$5,478
New York Bonds 2014R-1	1,017	1,057
New York Bonds 2014R-2	344	390
New York Bonds 2020	1,505	—
FAME Bonds 2005R-3	368	432
FAME Bonds 2015R-1	500	552
FAME Bonds 2015R-2	362	417
Vermont Bonds	500	541
New Hampshire Bonds	495	539
	$9,340	$9,406
Financing Activities
In the three months ended September 30, 2020, we completed the issuance of $40,000 aggregate principal amount of New York Bonds 2020. The New York Bonds 2020, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.75% per annum from September 2, 2020 through September 1, 2025, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The New York Bonds 2020 mature on September 1, 2050.

Credit Facility
As of September 30, 2020, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2020, further advances were available under the Credit Facility in the amount of $173,575. The available amount is net of outstanding irrevocable letters of credit totaling $26,425, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2020, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In the nine months ended September 30, 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60,000 that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In the nine months ended September 30, 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(765) associated with the dedesignated interest rate derivative agreements and the $430 cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both September 30, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190,000. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.
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

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Other accrued liabilities	$4,694	$1,824
Interest rate swaps	Other long-term liabilities	9,746	3,603
		$14,440	$5,427

Interest rate swaps	Accumulated other comprehensive loss	$(14,639)	$(5,929)
Interest rate swaps - tax provision	Accumulated other comprehensive loss	—	(112)
		$(14,639)	$(6,041)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Operations Location	(Expense) Income		(Expense) Income
Interest expense	$(1,156)	$(30)	$(2,513)	$86

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

Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we carried out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations"). Further, we implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we investigated with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center ("NECL") under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 17, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believed the Litigation to be factually inaccurate, and without legal merit, and we and SRD vigorously defended the Litigation.
In December 2017, we filed a Motion to Dismiss the Litigation, and on October 1, 2018, the Massachusetts Court granted our Motion to Dismiss, and accordingly, dismissed the Citizen Groups' claims under the Acts. The Massachusetts Court retained jurisdiction of the Residents' claims. The Citizen Groups indicated an intent to appeal the Massachusetts Court’s decision to grant our Motion to Dismiss. In this regard, the Massachusetts Court denied the Citizen Groups' motion for an interlocutory appeal. The Residents moved for a stay of their case until the Citizen Groups appealed. We opposed the stay and in March 2019, the Massachusetts Court denied the Residents motion for a stay.
On September 18, 2020, we and the Town reached agreement for settlement of all claims by the Citizens Groups and the Residents, upon the payment of $2,000 by us, and $1,000 by the Town, for a total of $3,000 to the Residents (the “Settlement”). In addition to resolving the claims of the Residents, the Citizens Groups have agreed to not appeal the decision of the Massachusetts Court to dismiss their previously alleged claims, although we have agreed to assent to a motion by the Citizens Groups to the Massachusetts Court to vacate the Massachusetts Court’s earlier decision. The settlement documents were finalized on October 23, 2020, and we recorded a reserve of $2,000 at September 30, 2020. See Note 13, Other Items and Charges for further discussion.

We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10,000 ($5,000 each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town issued a twenty (20) year bond for our portion of the Waterline costs in the amount of $4,089. We have agreed to reimburse the Town for periodic payments under such bond. Construction of the Waterline is complete and homeowners are relying on municipal water supply. Remaining aspects of the project are minor and are expected to be completed in 2020. Bond reimbursement to the Town commenced in the quarter ended June 30, 2020.
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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$4,596	$5,173
Accretion expense	90	94
Obligations incurred	28	—
Revisions in estimates (1)	(188)	—
Obligations settled (2)	(293)	(556)
Ending balance	$4,233	$4,711
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
Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of September 30, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
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

A summary of the changes to the environmental remediation liability associated with the Potsdam follows:

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1,151	$5,614
Obligations settled (1)	(212)	(1,764)
Ending balance	$939	$3,850

(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.
Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, NELC and the Conservation Law Foundation ("CLF") (the "NH Citizen Groups") delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the NH Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the NH Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA and an order requiring NCES to seek a Federal NPDES permit for the operation of the NCES Landfill. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the NH Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The NH Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. The New Hampshire Court has granted the NH Citizen Groups' motion on September 2, 2020, and has encouraged the parties to file Motions for Summary Judgments. We are preparing our Motion for Summary Judgment to be filed in the fourth quarter of 2020.
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
Litigation was commenced by the Sierra Club, several other non-governmental organizations, and several individuals (“the Petitioners”), challenging the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County (the “Hakes Litigation”). The challenge was based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York,

the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain drilling wastes authorized for disposal at the Hakes Landfill. The Petitioners also made a motion for a preliminary injunction to restrain construction and operation of the expansion cell. We and the Town of Campbell opposed the Hakes Litigation on the merits, and on July 31, 2020, the Court dismissed the Hakes Litigation. The Petitioners filed a notice of appeal, which is still pending, and made a motion before the Appellate Division, Fourth Department, for a preliminary injunction, which was denied by an order dated September 18, 2020.
Loss Contingency
On January 9, 2019, NCES filed an application for a 1.2 million (cy) expansion of the capacity of the NCES Landfill with the New Hampshire Department of Environmental Services (“NHDES”) (“Stage VI Expansion”). The Stage VI Expansion would provide NCES with over six (6) years of additional capacity beyond the capacity of Stage V.
In January 2020, NHDES informed NCES and us that NHDES had concerns regarding the short-term public benefit need for the Stage VI Expansion, and also in respect of certain technical concerns regarding the Stage VI Expansion. Because we believe that the NHDES reviewed our permit application for the Stage VI Expansion with respect to public benefit determination using a different regulatory framework than used in any of our previous permitting activities at NCES, we informed the NHDES on February 11, 2020, that while we vigorously disagreed with NHDES’ review of our application and the context for the NHDES’ concerns, we would withdraw our application with the expectation of refiling the application with the NHDES as soon as possible. We refiled our application on March 17, 2020. On October 9, 2020, the NHDES granted our permit, subject to certain conditions prior to the start of construction. We expect to start construction of the Stage VI Expansion in the immediate future.
11.    STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
In October 2020, we completed a public offering of 2,703 shares of our Class A common stock at a public offering price of $56.00 per share. We expect the offering to result in net proceeds to us of approximately $144,711, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the offering are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, and for working capital and capital expenditures.
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2020, there were 1,102 Class A common stock equivalents available for future grant under the 2016 Plan.
Stock Options
Stock options are granted at a price equal to the prevailing fair value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one-year to four-year period from the date of grant.
The fair value of each stock option granted is estimated using a Black-Scholes option-pricing model, which requires extensive use of accounting judgment and financial estimation, including estimates of the expected term stock option holders will retain their vested stock options before exercising them and the estimated volatility of our Class A common stock price over the expected term.

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	98	$9.20
Granted	—	$—
Exercised	(8)	$12.48
Forfeited	—	$—
Outstanding, September 30, 2020	90	$8.91	5.0	$4,230
Exercisable, September 30, 2020	90	$8.91	5.0	$4,230

We did not record any stock-based compensation expense for stock options during each of the three and nine months ended September 30, 2020 and September 30, 2019, respectively.
During the three and nine months ended September 30, 2020, the aggregate intrinsic value of stock options exercised was $0 and $296, respectively.
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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	393	$28.23
Granted	161	$47.84
Class A Common Stock Vested	(126)	$22.09
Forfeited	(6)	$35.30
Outstanding, September 30, 2020	422	$37.46	1.8	$23,581
Unvested, September 30, 2020	711	$37.61	1.6	$39,738
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 289 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $1,898 and $5,175 during the three and nine months ended September 30, 2020, respectively, as compared to $1,858 and $5,084 during the three and nine months ended September 30, 2019, respectively.
During the three and nine months ended September 30, 2020, the total fair value of other stock awards vested was $41 and $5,892, respectively.

As of September 30, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock was $84, which will be recognized over a weighted average period of 2.6 years. As of September 30, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $4,684, which will be recognized over a weighted average period of 1.9 years. As of September 30, 2020, total unrecognized stock-based compensation expense related to outstanding performance stock units was $5,196 to be recognized over a weighted average period of 1.8 years.
We also recorded $67 and $171 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2020, respectively, as compared to $40 and $134 during the three and nine months ended September 30, 2019, respectively.
Accumulated Other Comprehensive Loss
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2019	$(6,041)
Other comprehensive loss before reclassifications	(11,223)
Amounts reclassified from accumulated other comprehensive loss	2,513
Income tax benefit related to items of other comprehensive loss	112
Net current-period other comprehensive loss	(8,598)
Balance, September 30, 2020	$(14,639)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$1,156	$30	$2,513	$(86)	Interest expense
	1,156	30	2,513	(86)	Income before income taxes
	—	—	(112)	—	Provision (benefit) for income taxes
	$1,156	$30	$2,625	$(86)	Net income

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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$15,117	$12,386	$28,189	$22,587
Denominators:
Number of shares outstanding, end of period:
Class A common stock	47,384	46,792	47,384	46,792
Class B common stock	988	988	988	988
Shares to be issued - acquisition	—	36	—	36
Unvested restricted stock	(2)	(9)	(2)	(9)
Effect of weighted average shares outstanding	—	(117)	(129)	(778)
Basic weighted average common shares outstanding	48,370	47,690	48,241	47,029
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	249	671	240	631
Diluted weighted average common shares outstanding	48,619	48,361	48,481	47,660
Anti-dilutive potentially issuable shares	—	2	1	2

13.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and nine months ended September 30, 2020, we recorded charges of $173 and $1,533, respectively, and in the three and nine months ended September 30, 2019, we recorded charges of $1,097 and $2,237, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and nine months ended September 30, 2020 we recorded charges of $2,642 and $3,815, respectively, comprised of the following: $642 and $1,851 of legal and other costs in the three and nine months ended September 30, 2020, respectively, pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process; a charge of $2,000 in both the three and nine months ended September 30, 2020 associated with a settlement pertaining to the Southbridge Landfill discussed further in Note 10, Commitments and Contingencies; a charge of $152 in the nine months ended September 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill; and a charge of $(188) in the nine months ended September 30, 2020 associated with the completion of environmental remediation at the site. In the three and nine months ended September 30, 2019, we recorded charges of $625 and $2,097, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process.
Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund (the “Pension Plan”), under the terms of a collective bargaining agreement (“CBA”) that covers certain of our union-represented employees. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer the Pension Plan. The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in that: (i) assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer Pension Plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
In October 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. In accordance with FASB ASC 450 - Contingencies, because of our withdrawal from the

Pension Plan, we recorded an obligation of $3,194 as of September 30, 2019 and a charge of $3,591 as pension withdrawal expense, offset by a $397 retroactive contribution credit recorded as cost of operations, in both the three and nine months ended September 30, 2019. While the withdrawal generates a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, it caps our gross payments at $4,224, significantly reducing our cash exposure from the potential $18,511 withdrawal liability as determined based on a complete withdrawal. As per the Re-entry Agreements and upon withdrawal, we re-entered the Pension Plan with certainty from a liability perspective. We did not, however, change the terms of our CBA with Local 170, which remained in effect until it expired on June 30, 2020, at which time a new agreement was entered into.
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate swaps, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate swaps included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon the one-month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,619	$—	$—
Liabilities:
Interest rate swaps	$—	$14,440	$—

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,586	$—	$—
Liabilities:
Interest rate swaps	$—	$5,427	$—

Fair Value of Debt
As of September 30, 2020, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds was approximately $169,463 and the carrying value was $162,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014R-1, the New York Bonds 2014R-2, New York Bonds 2020 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2020, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $0. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
Although we have determined the estimated fair value amounts of FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.
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
Three Months Ended September 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$58,323	$14,261	$6,659	$3,683	$215,639
Western	94,728	31,692	15,000	15,344	635,153
Resource solutions	49,616	2,806	1,544	2,204	89,870
Corporate entities	—	—	596	(598)	53,593
Eliminations	—	(48,759)	—	—	—
	$202,667	$—	$23,799	$20,633	$994,255

Three Months Ended September 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$59,675	$15,156	$6,386	$2,121	$209,123
Western	93,291	27,057	12,617	15,161	596,918
Resource solutions	45,581	2,792	1,349	2,223	92,612
Corporate entities	—	—	588	(1,020)	37,127
Eliminations	—	(45,005)	—	—	—
	$198,547	$—	$20,940	$18,485	$935,780

Nine Months Ended September 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$161,803	$39,936	$18,956	$9,023	$215,639
Western	267,218	86,259	41,847	32,849	635,153
Resource Solutions	145,323	8,147	4,692	5,008	89,870
Corporate Entities	—	—	1,786	(1,791)	53,593
Eliminations	—	(134,342)	—	—	—
Total	$574,344	$—	$67,281	$45,089	$994,255

Nine Months Ended September 30, 2019

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$163,748	$40,606	$18,014	$5,722	$209,123
Western	253,190	71,772	34,264	30,905	596,918
Resource Solutions	132,732	7,919	3,946	4,228	92,612
Corporate Entities	—	—	1,920	(2,384)	37,127
Eliminations	—	(120,297)	—	—	—
Total	$549,670	$—	$58,144	$38,471	$935,780

A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collection	$102,270	$98,966	$290,837	$274,111
Disposal	47,600	50,552	129,971	134,746
Power generation	987	808	2,931	2,655
Processing	2,194	2,640	5,281	5,426
Solid waste operations	153,051	152,966	429,020	416,938
Organics	14,539	14,166	44,890	42,668
Customer solutions	22,320	20,689	64,223	58,058
Recycling	12,757	10,726	36,211	32,006
Resource solutions operations	49,616	45,581	145,324	132,732
Total revenues	$202,667	$198,547	$574,344	$549,670

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
As of October 15, 2020, we owned and/or operated 49 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
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
The COVID-19 outbreak has caused, and is likely to continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. COVID-19 negatively impacted our revenues starting at the end of the quarter ended March 31, 2020 as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. We did experience improved demand for services in the quarter ended June 30, 2020 as local economies started to reopen as allowed by State Governments. This positive trend continued through September 30, 2020, as additional small business collection customers increased service levels, construction activity continued to rebound, and overall higher economic activity across the northeast led to higher landfill volumes. Despite these positive trends, our collection and disposal operations remain negatively impacted by lower volumes attributable to COVID-19.
We continue to experience increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning. These costs are expected to continue throughout the remainder of the year. In early September 2020, we paid a special bonus to all our hourly employees (both frontline and administrative) to recognize their hard work and commitment to safety, environmental compliance and high customer service standards as essential service providers during the COVID-19 pandemic. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that COVID-19 will have on our business, results of operations, liquidity and capital resources. For further information regarding the impact of COVID-19 on us, see Part II, Item 1A, “Risk Factors” included in this Quarterly Report on Form 10-Q.
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

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2020		2019			2020		2019
Collection	$102.3	50.5%	$99.0	49.8%	$3.3	$290.8	50.6%	$274.1	49.9%	$16.7
Disposal	47.6	23.5%	50.6	25.5%	(3.0)	130.0	22.6%	134.7	24.5%	(4.7)
Power	1.0	0.5%	0.8	0.4%	0.2	2.9	0.5%	2.7	0.5%	0.2
Processing	2.2	1.0%	2.6	1.3%	(0.4)	5.3	1.0%	5.4	1.0%	(0.1)
Solid waste	153.1	75.5%	153.0	77.0%	0.1	429.0	74.7%	416.9	75.9%	12.1
Organics	14.5	7.2%	14.1	7.2%	0.4	44.9	7.8%	42.7	7.7%	2.2
Customer solutions	22.3	11.0%	20.7	10.4%	1.6	64.2	11.2%	58.1	10.6%	6.1
Recycling	12.8	6.3%	10.7	5.4%	2.1	36.2	6.3%	32.0	5.8%	4.2
Resource solutions	49.6	24.5%	45.5	23.0%	4.1	145.3	25.3%	132.8	24.1%	12.5
Total revenues	$202.7	100.0%	$198.5	100.0%	$4.2	$574.3	100.0%	$549.7	100.0%	$24.6

A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2020 vs. 2019		Period-to-Period Change for the Nine Months Ended September 30, 2020 vs. 2019
	Amount	% Growth	Amount	% Growth
Price	$6.1	4.0%	$19.5	4.7%
Volume (1)	(12.7)	(8.4)%	(33.8)	(8.2)%
Surcharges and other fees	(0.3)	(0.1)%	1.0	0.2%
Commodity price and volume	—	—%	(0.2)	—%
Acquisitions	7.0	4.6%	27.0	6.5%
Solid waste revenues	$0.1	0.1%	$13.5	3.2%
(1)Adjusted for $1.4 million year-to-date of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Solid waste revenues
Price.
The price impact on the change in quarterly solid waste revenues is the result of the following:
•$3.7 million from favorable collection pricing; and
•$2.4 million from favorable disposal pricing associated with our landfills and transfer stations.
The price impact on the change in year-to-date solid waste revenues is the result of the following:
•$12.0 million from favorable collection pricing; and
•$7.5 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume impact on the change in quarterly solid waste revenues is the result of the following:
•$(6.3) million from lower collection volumes mainly due to the negative impacts of COVID-19;
•$(6.1) million from lower disposal volumes (of which $(3.6) million relates to lower landfill volumes mainly due to the negative impacts of COVID-19, $(1.1) million relates to lower transfer station volumes mainly due to the negative impacts of COVID-19 and $(1.4) million relates to lower transportation volumes associated primarily with one of our larger customers); and
•$(0.3) million from lower processing volumes.
The volume impact on the change in year-to-date solid waste revenues is the result of the following:

•$(18.8) million from lower collection volumes mainly due to the negative impacts of COVID-19;
•$(14.5) million from lower disposal volumes (of which $(10.9) million relates to lower landfill volumes mainly due to the negative impacts of COVID-19, $(1.9) million relates to lower transfer station volumes mainly due to the negative impacts of COVID-19 and $(1.7) million relates to lower transportation volumes associated primarily with one of our larger customers) and
•$(0.5) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees impact on the change in solid waste revenues is associated with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee, inclusive of the effect of acquisition activity on a year-to-date basis. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume impact on the change in quarterly solid waste revenues is the result of the following:
•$0.1 million from favorable commodity and energy pricing; and
•$0.1 million due to higher landfill gas-to-energy volumes; partially offset by
•$(0.2) million due to lower commodity processing volumes.
The commodity price and volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(0.5) million due to lower commodity processing volumes; and
•$(0.1) million from unfavorable energy pricing; partially offset by
•$0.4 million due to higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions impact on the change in quarterly and year-to-date solid waste revenues is associated with the following acquisition activity:
•the acquisition of five tuck-in solid waste collection businesses in our Western region; and
•the acquisition of nine businesses throughout the prior year: seven tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets.
Resource Solutions revenues
Organics.
Organics revenues increased $0.4 million quarterly and $2.2 million year-to-date as a result of higher volumes associated with two large transportation and disposal contracts.
Customer solutions.
Customer solutions revenues increased $1.6 million quarterly and $4.7 million year-to-date as the result of higher volumes mainly due to multi-site retail and industrial services organic growth. The increase year-to-date was adjusted for $1.4 million of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Recycling.
Quarterly recycling revenues increased $2.1 million as a result of the following:
•$1.2 million from favorable commodity pricing in the marketplace with higher cardboard pricing, partially offset by lower plastics pricing;
•$0.6 million from higher commodity volumes; and
•$0.3 million from the acquisition of a recycling operation.
Year-to-date recycling revenues increased $4.2 million as a result of the following:
•$2.6 million from higher recycling processing fees;

•$0.8 million from the acquisition of a recycling operation;
•$0.6 million from higher commodity volumes; and
•$0.2 million from favorable commodity pricing in the marketplace.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2020		2019			2020		2019
Cost of operations	$130.4	64.3%	$131.3	66.1%	$(0.9)	$382.4	66.6%	$377.7	68.7%	$4.7
General and administration	$25.0	12.3%	$22.5	11.4%	$2.5	$74.2	12.9%	$67.4	12.3%	$6.8
Depreciation and amortization	$23.8	11.7%	$20.9	10.5%	$2.9	$67.3	11.7%	$58.1	10.6%	$9.2

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
As a percentage of revenues, cost of operations decreased 180 basis points and 210 basis points during the three and nine months ended September 30, 2020, respectively, from the same periods of the prior year. The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs decreased $(2.5) million quarterly while decreasing 180 basis points as a percentage of revenues, and decreased $(0.6) million year-to-date while decreasing 130 basis points as a percentage of revenues due to the following:
•lower disposal costs associated with lower commercial collection, construction and demolition, and landfill volumes, mainly due to the negative economic impacts of COVID-19, combined with lower organic collection and landfill volumes due to our focus on pricing. However, on a year-to-date basis (i) increased disposal pricing in the northeastern United States; (ii) additional volumes related to acquisition activity in the Western region; and (iii) additional volumes within our Resource Solutions segment due to multi-site retail and industrial services organic growth in our customer solutions line-of-business and organic growth in our organics line-of-business have more than offset these factors, resulting in an increase in disposal costs on a year-to-date basis.
•lower hauling and third-party transportation costs associated with lower volumes mainly due to the negative impacts of COVID-19; partially offset by higher hauling and third-party transportation costs associated with (i) higher collection volumes related to acquisition activity in the Western region; (ii) higher brokerage volumes in our customer solutions line-of-business with high pass through direct costs; (iii) higher recycling volumes related to organic growth and acquisition activity; and (iv) higher transportation rates.
Direct operational costs decreased $(1.3) million quarterly while decreasing 90 basis points as a percentage of revenues, and decreased $(2.0) million year-to-date while decreasing 80 basis points as a percentage of revenues, due to lower landfill operating costs, lower equipment operating lease expense and lower short term equipment rental costs, partially offset by higher operating costs related to business growth.
Fuel costs decreased $(0.3) million quarterly while decreasing 20 basis points as a percentage of revenues, and decreased $(1.0) million year-to-date while decreasing 30 basis points as a percentage of revenues, due primarily to lower fuel prices and fleet efficiency, partially offset by higher volumes associated with acquisition activity.
Labor and related benefit costs increased $1.6 million quarterly while increasing 50 basis points as a percentage of revenues, and increased $2.5 million year-to-date, but decreased 20 basis points as a percentage of revenues, due primarily to acquisition activity in the Western region and a discretionary bonus for our front-line employees, partially offset on a year-to-date basis by lower benefit costs, and lower labor costs due to decreased overtime.
Maintenance and repair costs increased $1.6 million quarterly while increasing 50 basis points as a percentage of revenues, and increased $5.5 million year-to-date while increasing 30 basis points as a percentage of revenues, due primarily to higher facility maintenance costs, and, to a lesser extent, higher fleet maintenance costs associated with acquisition activity and related business growth, partially offset by lower fleet maintenance costs associated with less wear and tear based on activity levels and lower volumes as a result of COVID-19.

General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expense can be primarily attributed to higher labor costs associated with acquisition activity, higher bad debt expense based on the continued economic downturn associated with COVID-19, higher accrued incentive compensation and a discretionary bonus for our hourly back-office employees.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2020		2019			2020		2019
Depreciation	$13.9	6.9%	$11.6	5.8%	$2.3	$40.2	7.0%	$32.8	6.0%	$7.4
Landfill amortization	7.6	3.8%	7.4	3.7%	0.2	20.5	3.6%	20.4	3.7%	0.1
Other amortization	2.3	1.1%	1.9	1.0%	0.4	6.6	1.1%	4.9	0.9%	1.7
	$23.8	11.8%	$20.9	10.5%	$2.9	$67.3	11.7%	$58.1	10.6%	$9.2

The period-to-period changes in depreciation and amortization expense can be primarily attributed to increased investment in our fleet, acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes mainly associated with the negative impacts of COVID-19.
Expense from Acquisition Activities
In the three and nine months ended September 30, 2020, we recorded charges of $0.2 million and $1.5 million, respectively, and in the three and nine months ended September 30, 2019, we recorded charges of $1.1 million and $2.2 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and nine months ended September 30, 2020 we recorded charges of $2.6 million and $3.8 million, respectively, comprised of the following: $0.6 million and $1.9 million of legal and other costs in the three and nine months ended September 30, 2020, respectively, pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process; a charge of $2.0 million in both the three and nine months ended September 30, 2020 associated with a settlement pertaining to the Southbridge Landfill discussed further in Note 10, Commitments and Contingencies to our consolidated financial statements included under Part I, Item 1 of this quarterly report on Form 10-Q; a charge of $0.2 million in the nine months ended September 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill; and a charge of $(0.2) million in the nine months ended September 30, 2020 associated with the completion of environmental remediation at the site. In the three and nine months ended September 30, 2019, we recorded charges of $0.6 million and $2.1 million, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process.

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
In October 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. In accordance with FASB ASC 450 - Contingencies, because of our withdrawal from the Pension Plan, we recorded an obligation of $3.2 million as of September 30, 2019 and a charge of $3.6 million as pension withdrawal expense, offset by a $0.4 million retroactive contribution credit recorded as cost of operations, in both the three and nine months ended September 30, 2019. While the withdrawal generates a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, it caps our gross payments at $4.2 million, significantly reducing our cash exposure from the potential $18.5 million withdrawal liability as determined based on a complete withdrawal. As per the Re-entry Agreements and upon withdrawal, we re-entered the Pension Plan with certainty from a liability perspective. We did not, however, change the terms of our CBA with Local 170, which remained in effect until it expired on June 30, 2020 at which time a new agreement was entered into.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.9) million quarterly and $(1.9) million year-to-date due primarily to lower average interest rates associated with changes in LIBOR and the remarketing of our New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) and our Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”).
Provision for Income Taxes
Our provision for income taxes increased $0.2 million quarterly and $2.6 million year-to-date, as compared to the same periods in the prior year. During the three months ended September 30, 2019, we recognized a ($0.3) million deferred tax benefit due to a reduction of the deferred tax liability related to indefinite lived assets. During that quarter, the financial statement value of indefinite lived goodwill was reduced as a result of a settlement of an acquisition contingency that pre-dated the effective date of ASC 805 - Business Combinations, which resulted in a reduction of the related deferred tax liability. In addition, during the nine months ended September 30, 2019, we recognized a $2.1 million deferred tax benefit due to a reduction of the valuation allowance based on the recognition of additional reversing temporary differences related to the $2.1 million deferred tax liability recorded through goodwill for the acquisition of a company in May 2019. The deferred tax liability related to the acquisition was based on the impact of temporary differences between the amounts of assets and liability recognized for financial reporting purposes and the related tax bases.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which, among other things, allows the carryback of remaining minimum tax credit carryforwards to tax year 2018. Prior to the CARES Act, the minimum tax credit carryforwards were fully refunded through tax year 2021, if not otherwise used to offset tax liabilities. A current income tax benefit of $(1.0) million, offset by a $1.0 million deferred tax provision, was recognized in the quarter ended March 31, 2020 for the remaining minimum tax credit being carried back to tax year 2018 by us. In the nine months ended September 30, 2019, we recognized a $(0.7) million current income tax benefit, offset by a $0.7 million deferred tax provision, for the portion of the minimum tax credit carryforward refundable for 2019 based on law then enacted.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $110.6 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2020 and future tax years. Federal net operating losses generated after 2017, totaling $46.4 million carried forward to 2020, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. The total federal net operating losses generated after 2017 and carried forward to 2020 has been updated from $67.4 million as estimated in the quarter ended December 31, 2019 with corresponding changes to the deferred tax asset and valuation allowance. Although the CARES Act further modifies the net operating loss rules to permit net operating losses incurred in tax years 2018 through 2020 to be carried back 5 years and to temporarily permit such losses to offset 100% of taxable income in tax year 2020, these modifications under the CARES Act are not anticipated to impact us.
Other income tax changes under the CARES Act are not expected to have a material impact.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2020	2019		2020	2019
Eastern	$58.3	$59.7	$(1.4)	$161.8	$163.7	$(1.9)
Western	94.7	93.3	1.4	267.2	253.2	14.0
Resource solutions	49.7	45.5	4.2	145.3	132.8	12.5
Total revenues	$202.7	$198.5	$4.2	$574.3	$549.7	$24.6

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2020 vs. 2019		Period-to-Period Change for the Nine Months Ended September 30, 2020 vs. 2019
	Amount	% Growth	Amount	% Growth
Price	$2.0	3.3%	$6.7	4.1%
Volume	(3.3)	(5.3)%	(10.4)	(6.5)%
Surcharges and other fees	(0.2)	(0.4)%	(0.2)	(0.1)%
Commodity price and volume	0.1	0.1%	0.1	0.1%
Acquisitions	—	—%	1.9	1.2%
Solid waste revenues	$(1.4)	(2.3)%	$(1.9)	(1.2)%

Price.
The price impact on the change in quarterly solid waste revenues is the result of the following:
•$1.5 million from favorable collection pricing; and
•$0.5 million from favorable disposal pricing related to transfer stations and landfills.
The price impact on the change in year-to-date solid waste revenues is the result of the following:
•$5.0 million from favorable collection pricing; and
•$1.7 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume impact on the change in quarterly solid waste revenues is the result of the following:
•$(2.3) million from lower collection volumes mainly due to the negative impacts of COVID-19;
•$(0.7) million from lower disposal volumes related to transfer stations mainly due to the negative impacts of COVID-19; and
•$(0.3) million from lower processing volumes.
The volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(7.1) million from lower collection volumes mainly due to the negative impacts of COVID-19;
•$(2.9) million from lower disposal volumes related to landfills and transfer stations mainly due to the negative impacts of COVID-19; and

•$(0.4) million from lower processing volumes.
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
Acquisitions.
The acquisitions change impact on the change in year-to-date solid waste revenues is the result of the acquisition of three tuck-in solid waste collection businesses in the prior year.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2020 vs. 2019		Period-to-Period Change for the Nine Months Ended September 30, 2020 vs. 2019
	Amount	% Growth	Amount	% Growth
Price	$4.1	4.4%	$12.8	5.0%
Volume (1)	(9.7)	(10.4)%	(23.4)	(9.2)%
Surcharges and other fees	—	—%	1.2	0.5%
Commodity price and volume	—	—%	(0.3)	(0.1)%
Acquisitions	7.0	7.5%	25.1	9.9%
Solid waste revenues	$1.4	1.5%	$15.4	6.1%
(1)Adjusted for $1.4 million year-to-date of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.

Price.
The price impact on the change in quarterly solid waste revenues is the result of the following:
•$2.2 million from favorable collection pricing; and
•$1.9 million from favorable disposal pricing related to landfills and transfer stations.
The price impact on the change in year-to-date solid waste revenues is the result of the following:
•$7.0 million from favorable collection pricing; and
•$5.8 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume impact on the change in quarterly solid waste revenues is the result of the following:
•$(4.1) million from lower collection volumes mainly due to the negative impacts of COVID-19; and
•$(5.6) million from lower disposal volumes related to landfills, transfer stations and transportation mainly due to the negative impacts of COVID-19.
The volume impact on the change in year-to-date solid waste revenues is the result of the following:
•$(11.5) million from lower disposal volumes related to landfills, transfer stations and transportation mainly due to the negative impacts of COVID-19;
•$(11.8) million from lower collection volumes mainly due to the negative impacts of COVID-19; and
•$(0.1) million from lower processing volumes.

Surcharges and other fees.
The surcharge and other fees impact on the change in year-to-date solid waste revenues is associated primarily with the effect of acquisition activity partially offset by lower fees year-over-year across the remainder of the region with the Energy component of the Energy and Environmental fee and the Sustainability Recycling Adjustment fee. The Energy component of the fee floats on a monthly basis based on diesel fuel prices. The Sustainability Recycling Adjustment fee floats on a monthly basis based on recycled commodity prices.
Commodity price and volume.
The commodity price and volume change impact on the change in year-to-date solid waste revenues is the result of favorable energy and commodity pricing in the quarter and higher landfill gas-to-energy volumes, more than offset on a year-to-date basis by lower commodity processing volumes.
Acquisitions.
The acquisitions impact on the change in quarterly and year-to-date solid waste revenues is the result of the acquisition of five tuck-in solid waste collection businesses in the nine months ended September 30, 2020 and the acquisition of four tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets in the prior year.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2020	2019		2020	2019
Eastern	$3.7	$2.1	$1.6	$9.0	$5.7	$3.3
Western	15.3	15.2	0.1	32.8	30.9	1.9
Resource solutions	2.2	2.2	—	5.0	4.2	0.8
Corporate entities	(0.6)	(1.0)	0.4	(1.7)	(2.3)	0.6
Operating income	$20.6	$18.5	$2.1	$45.1	$38.5	$6.6

Eastern Region
Operating results improved $1.6 million quarterly and $3.3 million year-to-date. Excluding the impact of the Southbridge Landfill closure charge, the expense from acquisition activities, and the multiemployer pension plan costs, our operating performance in the three and nine months ended September 30, 2020 was driven by our ability to reduce costs, which exceeded the impact on revenues of lower volumes mainly due to the negative impact of COVID-19 in both the quarter and year-to-date.
Cost of operations: Cost of operations decreased $(2.5) million quarterly and $(4.8) million year-to-date due to the following:
•lower disposal costs associated with lower volumes mainly due to the negative impacts of COVID-19 and to a lesser extent our focus on pricing;
•lower hauling and third-party transportation costs associated with lower collection volumes mainly due to the negative impacts of COVID-19, which offset additional costs related to acquisition activity and higher transportation rates;
•lower labor and related benefit costs year-to-date due to decreased overtime and lower benefit costs more than offsetting a discretionary bonus for our front-line employees;
•lower direct operational costs associated with landfill operations and lower equipment costs;
•lower fuel costs due primarily to lower fuel prices and fleet efficiency; and
•lower fleet maintenance costs due to less wear and tear based on activity levels and lower volumes as a result of COVID-19; partially offset by
•higher facility maintenance costs associated with acquisition activity and related business growth.
General and administration: General and administration expense increased $0.1 million quarterly and $0.2 million year-to-date due to higher accrued incentive compensation, combined with higher bad debt expense year-to-date based on the continued economic downturn associated with COVID-19 and a discretionary bonus for our hourly back-office employees.

Depreciation and amortization: Depreciation and amortization expense increased $0.3 million quarterly and increased $1.0 million year-to-date due to higher depreciation and amortization expense associated with the timing of acquisition activity in prior year.
Western Region
Operating results improved $0.1 million quarterly and $1.9 million year-to-date. Excluding the impact of the expense from acquisition activities, our operating performance in the three and nine months ended September 30, 2020 was driven by revenue growth and the following cost changes:
Cost of operations: Cost of operations increased $2.4 million quarterly and $15.3 million year-to-date due to the following:
•higher labor and benefit costs associated with acquisition activity and a discretionary bonus for our front-line employees, partially offset by lower labor costs on decreased overtime;
•lower disposal costs associated with lower volumes commercial collection, construction and demolition, and landfill volumes, mainly due to the negative impacts of COVID-19 combined with lower volumes due to our focus on pricing; more than offset on a year-to-date basis with higher disposal costs associated with increased disposal pricing in the northeastern United States and additional volumes related to acquisition activity; and
•higher maintenance and repair costs associated with higher facility maintenance costs, and to a lesser extent, higher fleet maintenance costs associated with acquisition activity and related business growth, which was partially offset by fleet maintenance cost savings associated with less wear and tear based on activity levels and lower volumes as a result of COVID-19; partially offset by
•lower hauling and third-party transportation costs associated with lower collection volumes, partially offset by higher costs related to increased collection volumes associated with acquisition activity and higher transportation rates;
•lower direct operational costs associated with lower landfill operating costs, partially offset by higher operating costs related to business growth; and
•lower fuel costs associated with lower fuel prices and fleet efficiency, partially offset by higher fuel costs related to increased volumes associated with acquisition activity.
General and administration: General and administration expense increased $1.6 million quarterly and $3.7 million year-to-date due to higher labor costs associated with acquisition activity, higher bad debt expense based on the continued economic downturn associated with COVID-19, higher accrued incentive compensation and a discretionary bonus for our hourly back-office employees.
Depreciation and amortization: Depreciation and amortization expense increased $2.4 million quarterly and $7.5 million year-to-date due primarily to acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes mainly associated with the negative impacts of COVID-19.
Resource Solutions
Operating results remained flat quarterly and increased $0.8 million year-to-date due to the following:
Recycling.
Our operating performance in the three and nine months ended September 30, 2020 improved primarily due to revenue growth on higher recycling processing fees and higher recycling volumes both organically and as a result of acquisition activity, partially offset by higher operating costs, including disposal costs and facility and operational support costs, driven primarily by volume growth.
Organics.
Our operating performance declined incrementally in the three months ended September 30, 2020 on higher landfill disposal costs, but improved year-to-date as revenue growth on higher volumes outpaced higher operating costs driven by two large lower margin transportation and disposal contracts.
Customer solutions.
Our operating performance in the three and nine months ended September 30, 2020 declined as revenue growth associated with increased volumes was outpaced by higher cost of operations associated with the corresponding increase in hauling, transportation and disposal costs and higher labor and personnel costs.

Liquidity and Capital Resources
Recent Events
Public Offering of Class A Common Stock
In October 2020, we completed a public offering of 2.7 million shares of our Class A common stock at a public offering price of $56.00 per share. We expect the offering to result in net proceeds to us of approximately $144.7 million, after deducting underwriting discounts and commissions and offering expenses. The net proceeds from the offering are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, and for working capital and capital expenditures.
COVID-19 Pandemic
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
We have $173.6 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") as of September 30, 2020 to help meet our liquidity needs, and our next significant debt maturity, which is comprised of our Revolving Credit Facility and term loan A facility ("Term Loan Facility", together with the Revolving Credit Facility, the "Credit Facility"), is in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions) follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$21.1	$3.5
Restricted assets:
Restricted investment securities - landfill closure	$1.6	$1.6
Debt:
Current portion	$8.6	$4.3
Non-current portion	540.5	518.4
Total debt	$549.1	$522.7

Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2020	2019
Net cash provided by operating activities	$111.9	$71.5	$40.4
Net cash used in investing activities	$(102.2)	$(148.6)	$46.4
Net cash provided by financing activities	$8.0	$78.1	$(70.1)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2020	2019
Net income	$28.2	$22.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.3	58.1
Depletion of landfill operating lease obligations	5.7	5.6
Interest accretion on landfill and environmental remediation liabilities	5.3	5.3
Amortization of debt issuance costs	1.6	1.7
Stock-based compensation	5.3	5.2
Right-of-use asset - operating lease expense	6.6	7.3
Loss (gain) on sale of property and equipment	0.3	(0.8)
Southbridge Landfill non-cash closure charge	2.1	0.1
Non-cash expense from acquisition activities	0.5	0.1
Withdrawal cost - multiemployer pension plan	—	3.6
Deferred income taxes	1.5	(1.3)
	124.4	107.5
Changes in assets and liabilities, net	(12.5)	(36.0)
Net cash provided by operating activities	$111.9	$71.5

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $40.4 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was the result of improved operational performance combined with the favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, see "Results of Operations" above. The decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was due to the following:
•a $21.6 million favorable impact to operating cash flows associated with the change in accounts receivable due to improved collection efforts; and
•a $13.9 million favorable impact to operating cash flows associated with the change in accrued expenses and other liabilities; partially offset by
•a $(10.2) million unfavorable impact to operating cash flows associated with the change in accounts payable;
•a $(1.6) million unfavorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets; and
•a $(0.2) million unfavorable impact to operating cash flows associated with higher landfill operating lease contract expenditures.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2020	2019
Acquisitions, net of cash acquired	$(25.4)	$(73.5)
Additions to property, plant and equipment	(77.3)	(76.0)
Proceeds from sale of property and equipment	0.5	0.6
Proceeds from property insurance settlement	—	0.3
Net cash used in investing activities	$(102.2)	$(148.6)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the nine months ended September 30, 2020, we acquired six businesses: five tuck-in solid waste collection businesses in our Western region and one recycling operation in our Resource Solutions segment for total consideration of $26.4 million, including $23.1 million in cash, and paid $2.3 million in holdback payments on businesses previously acquired, as compared to the nine months ended September 30, 2019 during which we paid $81.0 million in total consideration, including $71.0 million in cash, to acquire six tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets, and paid $2.5 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $1.3 million higher in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to:
•$0.6 million in additional capital expenditures from the integration of newly acquired operations, which includes planned capital expenditures following an acquisition, as well as non-routine development investments that are expected to provide long-term returns; and
•$4.1 million in additional capital expenditures from phase VI construction and development costs related to long-term infrastructure at the Subtitle D landfill in Coventry, Vermont ("Waste USA Landfill") to facilitate future landfill airspace construction which will significantly enhance the economic useful life of the Waste USA Landfill once construction is finished; partially offset by
•$(3.8) million from lower replacement capital expenditures primarily associated with timing differences over capital spend for vehicles, machinery and equipment and containers, partially offset by additional capital expenditures related to landfill development.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2020	2019
Proceeds from long-term borrowings	$154.4	$121.5
Principal payments on debt	(145.0)	(149.8)
Payments of debt issuance costs	(1.5)	—
Proceeds from the exercise of share based awards	0.1	3.4
Proceeds from the public issuance of Class A Common Stock	—	100.4
Proceeds from the unregistered sale of Class A Common Stock	—	2.6
Net cash provided by financing activities	$8.0	$78.1

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Debt borrowings increased by $32.9 million and our debt payments decreased by $(4.8) million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase in financing cash flows related to debt activity is associated with the issuance of $40.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020"), whose proceeds were used to increase our cash holdings and pay down our Revolving Credit Facility in full.

Payments of debt issuance costs. We made $1.5 million of debt issuance cost payments in the nine months ended September 30, 2020 related to the issuance of $40.0 million aggregate principal amount of New York Bonds 2020.
Proceeds from the exercise of share based awards. We received $3.4 million of cash receipts associated with the exercise of stock options in the nine months ended September 30, 2019.
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
Outstanding Long-Term Debt
Credit Facility
As of September 30, 2020, we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and $0.0 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2020, further advances were available under the Revolving Credit Facility in the amount of $173.6 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.4 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2020, we were in compliance with all financial covenants contained in the Credit Agreement as follows:

	Twelve Months Ended September 30, 2020	Covenant Requirement at September 30, 2020
Maximum consolidated net leverage ratio (1)	2.99	4.00
Minimum interest coverage ratio	8.34	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million and up to $50.0 million (calculated at $529.9 million as of September 30, 2020, or $549.1 million of consolidated funded debt less $19.2 million of cash and cash equivalents in excess of $2.0 million and up to $50.0 million as of September 30, 2020), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2020. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million and up to $50.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to minimum consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2020
Net cash provided by operating activities	$157.2
Changes in assets and liabilities, net of effects of acquisitions and divestitures	5.2
Loss on sale of property and equipment	(0.2)
Non-cash expense from acquisition activities	(0.5)
Withdrawal costs - multiemployer pension plan	1.4
Southbridge Landfill non-cash closure charge	(2.1)
Operating lease right-of-use assets expense	(8.9)
Stock-based compensation	(7.4)
Interest expense, less amortization of debt issuance costs	21.0
Benefit for income taxes, net of deferred income taxes	(0.9)
Adjustments as allowed by the Credit Agreement	12.7
Consolidated EBITDA	$177.5
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of September 30, 2020, we were in compliance with the covenants contained in the Credit Agreement.
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
Tax-Exempt Financings
New York Bonds. In the three months ended September 30, 2020, we completed the issuance of $40.0 million aggregate principal amount of New York Bonds 2020. The New York Bonds 2020, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.75% per annum from September 2, 2020 through September 1, 2025, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The New York Bonds 2020 mature on September 1, 2050.
As of September 30, 2020, we had outstanding $25.0 million aggregate principal amount of New York Bonds 2014R-1 and $15.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds 2014”). The New York Bonds 2014R-1 accrue interest at 2.875% per annum through December 2, 2029, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds 2014 to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds 2014.

Maine Bonds. As of September 30, 2020, we had outstanding $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005 (“FAME Bonds 2005R-3"), $15.0 million aggregate principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2", collectively with the FAME Bonds 2005R-3 and the FAME Bonds 2015R-1 the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on May 1 and November 1 of each year until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. As of September 30, 2020, we had outstanding $16.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds"). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028, after which time there is a mandatory tender, and interest is payable semiannually on May 1 and November 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. As of September 30, 2020, we had outstanding $11.0 million aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.95% per annum through maturity on April 1, 2029. During the fixed interest rate period, the New Hampshire Bonds are not supported by a letter of credit. Interest is payable on April 1 and October 1 of each year. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended September 30, 2020 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Interest Rate Volatility
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In the nine months ended September 30, 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60.0 million that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In the nine months ended September 30, 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(0.8) million associated with the dedesignated interest rate derivative agreements and the $0.4 million cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both September 30, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023.
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
As of September 30, 2020, we have $199.1 million of fixed rate debt in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $160.0 million of long-term debt as of September 30, 2020. The weighted average interest rate on the variable rate portion of long-term debt was approximately 1.9% at September 30, 2020. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.6 million.
Commodity Price Volatility
Information about commodity market volatility market risk as of September 30, 2020 does not differ materially from that discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Southbridge Recycling & Disposal Park, Inc.
In October 2015, our Southbridge Recycling and Disposal Park, Inc. (“SRD”) subsidiary reported to the Massachusetts Department of Environmental Protection (“MADEP”) results of analysis of samples collected pursuant to our existing permit from private drinking water wells located near the Town of Southbridge, Massachusetts (“Town”) Landfill (“Southbridge Landfill”), which was operated by SRD and later closed in November 2018 when Southbridge Landfill reached its final capacity. Those results indicated the presence of contaminants above the levels triggering notice and response obligations under MADEP regulations. In response to those results, we carried out an Immediate Response Action pursuant to Massachusetts General Law Chapter 21E (the "Charlton 21E Obligations"). Further, we implemented a plan to analyze and better understand the groundwater near the Southbridge Landfill and we investigated with the objective of identifying the source or sources of the elevated levels of contamination measured in the well samples. If it is determined that some or all of the contamination originated at the Southbridge Landfill, we will work with the Town (the Southbridge Landfill owner and the former operator of an unlined portion of the Southbridge Landfill, which was used prior to our operation of a double-lined portion of the Southbridge Landfill commencing in 2004) to evaluate and allocate the liabilities related to the Charlton 21E Obligations. In July 2016, we sent correspondence to the Town pursuant to Chapter 21E of Massachusetts General Laws demanding that the Town reimburse us for the environmental response costs we had spent and that the Town be responsible for all such costs in the future, as well as any other costs or liabilities resulting from the release of contaminants from the unlined portion of the Southbridge Landfill. The Town responded in September 2016, denying that the Southbridge Landfill is the source of such contamination, and claiming that if it is, that we may owe an indemnity to the Town pursuant to the Operating Agreement between us and the Town dated May 29, 2007, as amended. We entered into a Tolling Agreement with the Town to delay any further administrative or legal actions until our work with MADEP more specifically defines the parties’ responsibilities for the Charlton 21E Obligations, if any. Please see below for further discussion of our relationship with the Town regarding the Charlton 21E Obligations.
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center ("NECL") under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 17, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believed the Litigation to be factually inaccurate, and without legal merit, and we and SRD vigorously defended the Litigation.

In December 2017, we filed a Motion to Dismiss the Litigation, and on October 1, 2018, the Massachusetts Court granted our Motion to Dismiss, and accordingly, dismissed the Citizen Groups' claims under the Acts. The Massachusetts Court retained jurisdiction of the Residents' claims. The Citizen Groups indicated an intent to appeal the Massachusetts Court’s decision to grant our Motion to Dismiss. In this regard, the Massachusetts Court denied the Citizen Groups' motion for an interlocutory appeal. The Residents moved for a stay of their case until the Citizen Groups appealed. We opposed the stay and in March 2019, the Massachusetts Court denied the Residents motion for a stay.
On September 18, 2020, we and the Town reached agreement for settlement of all claims by the Citizens Groups and the Residents, upon the payment of $2.0 million by us, and $1.0 million by the Town, for a total of $3.0 million to the Residents (the “Settlement”). In addition to resolving the claims of the Residents, the Citizens Groups have agreed to not appeal the decision of the Massachusetts Court to dismiss their previously alleged claims, although we have agreed to assent to a motion by the Citizens Groups to the Massachusetts Court to vacate the Massachusetts Court’s earlier decision. The settlement documents were finalized on October 23, 2020, and we recorded a reserve of $2.0 million at September 30, 2020. See Note 13, Other Items and Charges for further discussion.
We entered into an Administrative Consent Order on April 26, 2017 (the “ACO”), with MADEP, the Town, and the Town of Charlton, committing us to equally share the costs with MADEP, of up to $10.0 million ($5.0 million each) for the Town to install a municipal waterline in the Town of Charlton ("Waterline"). Upon satisfactory completion of that Waterline, and other matters covered by the ACO, we and the Town will be released by MADEP from any future responsibilities for the Charlton 21E Obligations. We also entered into an agreement with the Town on April 28, 2017 entitled the “21E Settlement and Water System Construction Funding Agreement” (the “Waterline Agreement”), wherein we and the Town released each other from claims arising from the Charlton 21E Obligations. Pursuant to the Waterline Agreement, the Town issued a twenty (20) year bond for our portion of the Waterline costs in the amount of $4.1 million. We have agreed to reimburse the Town for periodic payments under such bond. Construction of the Waterline is complete and homeowners are relying on municipal water supply. Remaining aspects of the project are minor and are expected to be completed in 2020. Bond reimbursement to the Town commenced in the quarter ended June 30, 2020.
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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$4.6	$5.2
Accretion expense	0.1	0.1
Revisions in estimates (1)	(0.2)	—
Obligations settled (2)	(0.3)	(0.6)
Ending balance	$4.2	$4.7
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

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10.2 million. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12.1 million. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of September 30, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.5%.
A summary of the changes to the environmental remediation liability associated with the Potsdam follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$1.2	$5.6
Obligations settled (1)	(0.2)	(1.8)
Ending balance	$1.0	$3.8

(1)Includes amounts that are being processed through accounts payable as a part of our disbursements cycle.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, NELC and the Conservation Law Foundation ("CLF") (the "NH Citizen Groups") delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the NH Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the NH Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA and an order requiring NCES to seek a Federal NPDES permit for the operation of the NCES Landfill. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the NH Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The NH Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. The New Hampshire Court has granted the NH Citizen Groups' motion on September 2, 2020, and has encouraged the parties to file Motions for Summary Judgments. We are preparing our Motion for Summary Judgment to be filed in the fourth quarter of 2020.
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
Litigation was commenced by the Sierra Club, several other non-governmental organizations, and several individuals (“the Petitioners”), challenging the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County (the “Hakes Litigation”). The challenge was based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain drilling wastes authorized for disposal at the Hakes Landfill. The Petitioners also made a motion for a preliminary injunction to restrain construction and operation of the expansion cell. We and the Town of Campbell opposed the Hakes Litigation on the merits, and on July 31, 2020, the Court dismissed the Hakes Litigation. The Petitioners filed a notice of appeal, which is still pending, and made a motion before the Appellate Division, Fourth Department, for a preliminary injunction, which was denied by an order dated September 18, 2020.

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 ("2019 10-K"), that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The novel coronavirus ("COVID-19") pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2019 10-K, and the risk factor disclosures in the 2019 10-K are qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including the first risk factor set forth below. Except for the following additional risk factors, there have been no material changes to the risk factors disclosed in the 2019 10-K. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
The COVID-19 pandemic and related decline in economic activity is adversely affecting, and will continue to adversely affect, our business, outlook, liquidity and results of operations, and we have experienced and expect to continue to experience reductions in demand for certain of our services.
The COVID-19 pandemic has caused, and will continue to cause, economic disruption across our geographic footprint. Although as an essential service provider we have continued our operations, the COVID-19 pandemic negatively impacted our revenue at the end of the first quarter of 2020 and through the third quarter of 2020 as some of our commercial collection customers requested service level decreases, construction activity decreased and volumes into our landfills declined on lower economic activity. The decline in our customers’ demand for our services and reduced volumes into our landfills has had, and is likely to continue to have, an adverse impact on our financial condition, results of operations and cash flows.
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
We use computer technology in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our customers and our employees to be able to process transactions and provide information that we feel is necessary to manage our business. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cyber security risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventive or detection measures and incident response efforts may not be entirely effective, especially as cyber security attacks continue to evolve and become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time. We are also exposed to cybersecurity risk with respect to data and other information that may be shared with third parties in connection with our business operations, if such third parties become subject to security breaches or other releases of information. As an example, Arthur J. Gallagher & Co (“Gallagher”), which is agent for a number of our insurance policies, recently publicly disclosed that it detected a ransomware incident impacting a limited portion of its internal systems. We do not have any further information from Gallagher at this time and there can be no assurance that certain or all of our information that had been previously disclosed to Gallagher was not exposed in such breach.
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
As of September 30, 2020, we had approximately $549.1 million of outstanding principal indebtedness (excluding approximately $26.4 million of outstanding letters of credit issued under our term loan A facility (“Term Loan Facility“) and revolving line of credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facility”). The Credit Facility consists of the Term Loan Facility with term loans in the outstanding principal amount of $350.0 million and the Revolving Credit Facility with loans thereunder being available up to an aggregate principal amount of $200.0 million, of which $173.6 million of unused commitments remain under the Revolving Credit Facility, subject to customary borrowing conditions. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our substantial debt, among other things:
• requires us to dedicate a substantial portion of any cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes, including capital expenditures and acquisitions;
• may place us at a competitive disadvantage compared with some of our competitors that may have less debt and better access to capital resources; and
• limits our ability to obtain additional financing required to fund working capital and capital expenditures and for other general corporate purposes, but does allow us to increase the amount of our debt substantially subject to the conditions in the Credit Facility.
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
A portion of our indebtedness bears interest at variable rates. To the extent interest rates rise from current levels, we may incur higher levels of interest expense on our variable rate debt. We have sought to mitigate against adverse movements in interest rates by entering into: (a) fixed interest rate debt instruments; and (b) interest rate derivative agreements to hedge the variable rate portion of our long-term debt.
As of September 30, 2020, our interest rate derivative agreements have a total notional amount of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.54%. The agreements mature between February 2021 and May 2023. Additionally, we have forward starting interest rate derivative agreements with a total notional amount of $125.0 million that mature between February 2026 and May 2028. We receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.63%.
While our interest rate derivative counterparties are large financial institutions that we believe are well capitalized, if one or more of our interest rate derivative counterparties fails to perform under the terms of their agreements with us, we may not receive payments due under the applicable agreement(s) and the derivatives may prove to be ineffective in hedging our interest rate risk.

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1
Loan Agreement, dated as of September 1, 2020, between New York State Environmental Facilities Corporation and Casella Waste Systems, Inc (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Casella as filed on September 2, 2020 (file no. 000-23211)).

4.2
Guaranty Agreement, dated as of September 1, 2020, by and between the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella as filed on September 2, 2020 (file no. 000-23211)).

10.1
Master Lease Agreement dated as of July 20, 2020 by and between Banc of America Leasing & Capital, LLC and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

10.2
Addendum to Master Lease Agreement No. 36629-90000 dated as of July 20, 2020 by and among Banc of America Leasing & Capital, LLC, Casella Waste Systems, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: October 30, 2020	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: October 30, 2020	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)