Form 10-K
period 2020-12-31
CASELLA WASTE SYSTEMS INC
filed 2021-02-19
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the Nasdaq Stock Market at the close of business on June 30, 2020 was approximately $2,396 million. The registrant does not have any non-voting common stock outstanding.
There were 50,101,351 shares of Class A common stock, $0.01 par value per share, of the registrant outstanding at February 15, 2021. There were 988,200 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding at February 15, 2021.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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
•the outcome of any legal or regulatory matter;
•the expected and potential direct or indirect impacts of the novel coronavirus ("COVID-19") pandemic on our business;
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
ITEM 1. BUSINESS
Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc. is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services through our single resource-renewal focused Resource Solutions operating segment.
As of January 31, 2021, we owned and/or operated 46 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition ("C&D") materials.

Growth Strategy
Our goal is to build a sustainable and profitable company by providing exemplary service to our customers, while operating safe and environmentally sound facilities. Over the last decade, we have worked with many of our key customers to improve their environmental footprint and to meet sustainability goals by increasing their recycling rates, diverting organic materials out of the waste stream into beneficial use processes, and partnering to develop resource solutions within their organizations. Since we first began operating in Vermont in 1975, our business strategy has been firmly tied to creating a sustainable resource management model and we continue to be rooted in these same tenets today.
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
In early August 2017, we announced an updated long-term strategic plan through our fiscal year ending December 31, 2021 (the “2021 Plan”). The 2021 Plan is focused on enhancing shareholder returns by improving cash flows and reducing debt leverage through the following strategic initiatives:
•Increasing landfill returns by driving pricing in excess of inflation in the disposal capacity constrained markets in the Northeast and working to maximize capacity utilization.
•Driving additional profitability in our collection operations through profitable revenue growth and operating efficiencies.
•Creating incremental value through our resource solutions offerings in our recycling, organics, and customer solutions lines-of-business.
•Using technology to drive profitable growth and efficiencies through our efforts to update key systems to drive back office transformation, operating efficiencies and sales force effectiveness.
•Allocating capital to balance debt delevering with smart growth through continued capital discipline and selective acquisitions of complementary businesses and assets.
To support our efforts, we continue to invest in our employees through leadership development, our career paths program that helps to build long-term development for our employees, technical training for key roles such as drivers and mechanics, and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve cash flows and returns on invested capital. Over the last four years our workforce has increased by approximately 32%, and we believe that continuing to invest in our team and culture is key to our continued success.
Increasing Landfill Returns
Disposal capacity continues to tighten in the Northeast market as permanent site closures are reducing capacity and stronger economic and construction activity are driving higher volumes. Given this supply-demand imbalance and the positioning of our assets, we were able to advance landfill pricing by 7.0% (or average price per ton by 8.92%) for the fiscal year ended December 31, 2020 ("fiscal year 2020"), as compared to the fiscal year ended December 31, 2019 ("fiscal year 2019").
We believe that this positive pricing backdrop will continue as additional site closures are expected over the next several years, and as we reset multi-year contracts we expect to advance pricing in excess of the Consumer Price Index on a larger percentage of our inbound waste streams. In addition, we continue to focus our acquisition efforts on businesses and markets that are expected to increase vertical integration to our landfills in order to drive higher cash flows and to lower market risk.
On the landfill development side, we continue to advance key permitting activities across our landfills to increase annual capacity limits at select sites and expand total permitted capacity across our footprint. Since early 2016, we have been successful in advancing permit increases at our Subtitle D landfills located in Angelica, New York (“Hyland Landfill”), Seneca, New York (“Ontario County Landfill”), Chemung, New York ("Chemung County Landfill"), West Old Town, Maine ("Juniper Ridge Landfill"), Schuyler Falls, New York (“Clinton County Landfill”), Coventry, Vermont ("Waste USA Landfill"), Campbell, New York (“Hakes Landfill”) and Bethlehem, New Hampshire ("NCES Landfill"). Cumulatively, these efforts have added 462,000 tons per year of permitted capacity and approximately 50.9 million cubic yards of permitted airspace.

Driving Additional Profitability in Collection Operations
Collection pricing was up 4.2% for fiscal year 2020, as compared to fiscal year 2019, with sustained execution against our strategic pricing programs. On the operating side, we continue to advance several key areas, including route optimization, fleet standardization and automation, and maintenance programs to further reduce our operating costs in the collection line-of-business. We are in the sixth year of our comprehensive fleet plan, which is designed to optimize our fleet and target truck replacements to maximize returns, reduce our operating expenses through lower maintenance costs, improve our service levels through reduced down times, and conduct additional automation and optimization of trucks and service types.
The combination of these operating advancements and pricing programs are driving improved results in our collection line-of-business, with our cost of operations as a percentage of revenues down approximately 680 basis points from the twelve months ended December 31, 2014 to fiscal year 2020.
Creating Incremental Value Through Resource Solutions
In early fiscal year 2020, we combined our resource-oriented business units (customer solutions, recycling and organics) under a newly formed operating segment called Resource Solutions. By combining our resource and sustainability-oriented businesses into the Resource Solutions operating segment, we now have a dedicated team and business strategy focused on driving value-added resource solutions to our customers. These solutions range from professional services to large industrial, institutional or multi-site retail customers, to our organics business, which is a leader in organics processing and disposal in the Northeast, and to our large scale, technology-driven recycling business.
Our professional services business continues to make progress pivoting from the legacy waste and recycling brokerage model to an advisory services organization focused on helping large industrial and institutional customers meet their resource management and sustainability goals.
Over the last five years, we have worked to reshape our recycling business model to drive higher returns in all market cycles and reduce exposure to recycling commodity price volatility. We have accomplished this goal by: (1) restructuring most third-party processing contracts to limit downside risk by charging processing fees; (2) implementing our sustainability recycling adjustment Fee (“SRA Fee”) for our collection customers (the SRA Fee floats inversely to changes in recycling commodity prices); (3) making key investments in recycling processing infrastructure to reduce operating costs and improve the quality of the end commodities; and (4) developing strong partnerships with industrial consumers of recycled materials to ensure that the materials our customers recycle make their way into new products and beneficial uses. Our risk mitigation programs have offset most of the recent commodity price declines driven primarily by China’s National Sword program that banned the import of certain recycled materials and imposed strict new contamination standards for others, and we expect these programs to continue to reduce our commodity risk exposure.
Using Technology to Drive Profitable Growth and Efficiencies
We launched a five-year technology plan in August 2017 to drive profitable growth, reduce our general and administration costs by 75 to 100 basis points as a percentage of revenues by 2021, and improve our operating efficiencies. We have focused our efforts on improving our overall technology platform, driving salesforce effectiveness, and increasing efficiencies in our back-office and across our operations.
To date as part of our technology plan, we have successfully implemented: the Microsoft Dynamics Customer Resource Management system to help manage and drive higher salesforce effectiveness; the Microsoft Dynamics Case Management system to ensure strong integration between our salesforce, customer care group and operating teams; and the cloud-based NetSuite Enterprise Resource Planning system as the new financial backbone to our business.
During fiscal year 2020, we focused our technology efforts on: piloting a new on-board computing system and dynamic routing system for our collection fleet; developing a new modernized service management system for taking customer orders and dispatching our collection fleet; and launching a technology upgrade to digitize and streamline our procurement processes. We plan to continue to advance these important initiatives through the fiscal year ending December 31, 2021 ("fiscal year 2021").
Allocating Capital to Balance Debt Delevering with Smart Growth
Over the last seven years we made significant progress in simplifying our business structure, improving cash flows and reducing risk exposure by: (1) divesting, or in certain cases, closing underperforming operations that did not enhance or complement our core operations; (2) refinancing debt to lower interest costs and improve financial flexibility; and (3) adhering to strict capital discipline and debt repayment. As a result of these actions, we have significantly reduced our consolidated net leverage ratio by approximately 50% over the last six years to 2.76x as of December 31, 2020. See Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more disclosure over our consolidated net leverage ratio.

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
We have made significant progress ramping up our strategic growth initiative, as we have acquired 29 solid waste collection, transfer and recycling businesses during the fiscal year ended December 31, 2018 ("fiscal year 2018"), fiscal year 2019 and fiscal year 2020, with approximately $148 million of annualized revenues. We expect revenue growth of approximately $7 million in fiscal year 2021 from the full year of revenue from acquisitions completed in fiscal year 2020, but which contributed to our revenues for only part of the year in fiscal year 2020.
We are focused on acquiring well-run businesses in strategic markets across our footprint and in adjacent markets that will drive additional internalization to our facilities, operating synergies, and opportunities to grow profitably into new market areas. We are also focused on more effectively optimizing waste placement around the Northeast as the ever-tightening disposal market is creating additional opportunities to source new volumes at higher prices.
Recent Developments
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
The COVID-19 pandemic has caused, and will to continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the first quarter of fiscal year 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Even with the continued negative impact of the COVID-19 pandemic, we did experience improved demand for services as local economies started to reopen as allowed by State Governments. This positive trend continued through December 31, 2020, as additional small business collection customers increased service levels, construction activity continued to rebound, and overall higher economic activity across the northeast led to higher landfill volumes. Despite these positive trends, our collection and disposal operations were negatively impacted by lower volumes attributable to the COVID-19 pandemic in fiscal year 2020, extending into the first quarter of fiscal year 2021.
The COVID-19 pandemic has negatively impacted and will continue to impact our business in other ways, as we have experienced and continue to experience increased costs in response to the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), potential employee layoffs or furloughs, employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, and temporary closures of our facilities or the facilities of our customers. In early September 2020, we also paid a special bonus to all our hourly employees (both frontline and administrative) to recognize their hard work and commitment to safety, environmental compliance and high customer service standards as essential service providers during the COVID-19 pandemic. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.

Operational Overview
We manage our solid waste operations, which are vertically integrated and include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Within each geographic region, we organize our solid waste services around smaller areas that we refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in landfills, some of which may be owned and/or operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each division operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds.
Our Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire and central and eastern Massachusetts. We began entering into these wastesheds beginning in 1996 and have expanded primarily through acquisitions and organic growth since. Our Western region includes wastesheds located in Vermont, southwestern New Hampshire, eastern, western and upstate New York, northwestern Massachusetts, and in Pennsylvania around our Subtitle D landfill located in Mount Jewett, Pennsylvania ("McKean Landfill"). We began entering into these wastesheds in 1997 and have expanded primarily through tuck-in acquisitions and organic growth. Our Western region collection operations include leadership positions in nearly every secondary market outside of the larger metropolitan markets. We remain focused on increasing our vertical integration in our Western region through extension of our reach into new markets and managing new materials.
We classify our resource-renewal services by service in our Resource Solutions operating segment. Our Resource Solutions operating segment derives its revenues from our recycling, customer solutions and organics lines-of-business. We restructured and formed the Resource Solutions operating segment as of January 1, 2020 to be able to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for larger commercial and industrial customers with more diverse needs.
The following table provides information about each operating segment (as of January 31, 2021 except revenue information, which is for fiscal year 2020):

	Eastern Region	Western Region	Resource Solutions

Revenues (in millions)	$220.3	$358.0	$196.3
Number of Properties:
Solid waste collection facilities	17	29	—
Transfer stations	24	34	—
Recycling facilities	3	6	11
Subtitle D landfills	2	6	—
C&D landfills	—	1	—
See our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for our financial results for fiscal years 2020, 2019 and 2018, and our financial position as of December 31, 2020 and December 31, 2019.
Solid Waste Operations
Solid waste operations within our Eastern and Western regions comprise a full range of non-hazardous solid waste services, including collections, transfer stations, and disposal facilities. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities.
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
The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal years 2020, 2019 and 2018:

	Fiscal Year 2020			Fiscal Year 2019			Fiscal Year 2018
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	44,434	34,139	78,573	35,810	47,053	82,863	36,159	46,301	82,460
New expansions pursued (3)	—	—	—	—	648	648	—	—	—
Permits granted (4)	993	(993)	—	12,675	(12,675)	—	—	—	—
Airspace consumed	(3,594)	—	(3,594)	(4,048)	—	(4,048)	(4,160)	—	(4,160)
Changes in engineering estimates (5)	848	(1,907)	(1,059)	(3)	(887)	(890)	3,811	752	4,563
Balance, end of year	42,681	31,239	73,920	44,434	34,139	78,573	35,810	47,053	82,863
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
(4)The increase in remaining permitted airspace capacity in fiscal year 2020 was the result of a permit received at the NCES Landfill in our Eastern region and, in fiscal year 2019, was the result of permits received at the Waste USA Landfill and at the Hakes Landfill in our Western region.
(5)The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills.
Our Eastern region consists of the following landfills:
NCES Landfill. NCES Landfill is a Subtitle D landfill located in Bethlehem, New Hampshire that we purchased in 1994. NCES Landfill currently consists of approximately 52 acres of permitted or permittable landfill area, and is permitted to accept municipal solid waste, C&D material and certain pre-approved special wastes. In October 2020, we received approval for a permit modification for an additional 1.24 million cubic yards of capacity at the NCES Landfill. The permit modification included an annual permit limit of 0.23 million cubic yards per year. We are party to an agreement for the construction of a landfill gas-to-energy plant, which will be constructed, owned and operated by a third-party once completed.

Juniper Ridge Landfill. Juniper Ridge Landfill is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. Juniper Ridge Landfill currently consists of approximately 179 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at Juniper Ridge Landfill. We are party to an agreement for the construction of a landfill gas-to-energy plant at the Juniper Ridge Landfill, which will be constructed, owned and operated by a third-party.
Our Western region consists of the following landfills:
Waste USA Landfill. Waste USA Landfill is a Subtitle D landfill located in Coventry, Vermont that we purchased in 1995, and is the only operating permitted Subtitle D landfill in the State of Vermont. Waste USA Landfill consists of approximately 144 acres of permitted or permittable landfill area and is permitted to accept up to 0.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Waste USA Landfill site houses a landfill gas-to-energy plant, which is owned and operated by a third-party, that has the capacity to generate 8.0 MW of energy.
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
Ontario County Landfill. Ontario County Landfill is a Subtitle D landfill located in Seneca, New York. In 2003, we entered into a 25-year operation, management and lease agreement for the Ontario County Landfill with the Ontario County Board of Supervisors. Ontario County Landfill currently consists of approximately 171 acres of permitted or permittable landfill area and is permitted to accept up to 0.9 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. In January 2016, we received an expansion permit at the Ontario County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. The Ontario County Landfill site houses a Zero-Sort material recovery facility ("MRF"), which is operated by us, and a landfill gas-to-energy facility, which is owned and operated by a third-party, that has the capacity to generate 11.2 MW of energy.
Hakes Landfill. Hakes Landfill is a C&D landfill located in Campbell, New York that we purchased in 1998. Hakes Landfill currently consists of approximately 78 acres of permitted landfill area and is permitted to accept up to 0.5 million tons of C&D material annually.
Chemung County Landfill. Chemung County Landfill is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 113 acres of permitted or permittable landfill area strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In the fiscal year ended December 31, 2016, we received an expansion permit at Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. In fiscal year 2019, we exercised an option to extend the remaining term of the operation, management and lease agreement for up to five years through 2035.

McKean Landfill. McKean Landfill is a Subtitle D landfill located in Mount Jewett, Pennsylvania that we purchased in 2011. McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area and is permitted to accept up to approximately 0.3 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The facility permit authorizes the construction of the rail siding at the landfill which if completed, would expand the market reach for the landfill to other rail capable transfer facilities. We have not yet committed to the construction of the rail siding pending a determination of the economic viability. We believe that McKean Landfill is well situated to provide services to the oil and gas industry that explores natural gas resources in the Marcellus Shale region of Pennsylvania in the form of disposal capacity for residual materials.
Our closed landfills consist of the following landfills:
In fiscal year 2017, we initiated a plan to cease operations of the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”) and decided to not proceed with expansion efforts and to close Southbridge Landfill once the remaining capacity had been exhausted, which occurred in fiscal year 2018. Closure operations, which began in November 2018 when Southbridge Landfill reached its final capacity, are ongoing.
In addition to Southbridge Landfill, we own and/or manage five unlined landfills and three lined landfills that are not currently in operation. We are closing, in the case of Southbridge Landfill, or have closed and capped all of these landfills according to applicable environmental regulatory standards.
Resource Solutions
Resource solutions services consist of tailored offerings to commercial and industrial customers with more diverse needs, and revenues associated with our resource-renewal operations are derived from organics services, large scale commercial and industrial services, as well as recycling services.
Organics. Our organics line-of-business has been working to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream. Organics services primarily consist of the collection and/or receipt of organic materials at one of our processing or disposal facilities; the processing of the organic materials; and the disposal or sale of the organic materials. Through our earthlife® soils products, we offer a wide array of organic fertilizers, composts, and mulches that help our customers recycle organic waste streams. We also have ownership interests in AGreen Energy, LLC and BGreen Energy, LLC, which we account for as cost method investments, that partner with other capital investors to build farm-based anaerobic digesters in the northeastern United States to generate electricity from farm and food waste streams.
Customer Solutions. Our customer solutions line-of-business works with larger scale commercial or industrial organizations (including multi-location customers, colleges and universities, municipalities, and industrial customers) to develop customized solid waste and recycling solutions. The focus of this business is to help these large-scale organizations achieve their economic and environmental objectives related to waste and residual management. We differentiate our services from our competitors by providing customized and comprehensive resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers. Commercial services consist of traditional collection, disposal and recycling services provided to large account multi-site customers. Industrial services consist of overall resource management services provided to large and complex organizations, such as universities, hospitals, manufacturers and municipalities, delivering a wide range of environmental services and zero waste solutions.
Recycling. Our recycling line-of-business is one of the largest processors and marketers of recycled materials in the northeastern United States. Our recycling line-of-businesses facilities are located in Vermont, New York, Maine, and Massachusetts, including our six large-scale, high volume MRFs, one of which is located in New York, two of which are located in Vermont, two of which are located in Massachusetts, and one of which is located in Maine. Two of the six MRFs are leased, three are owned, and one is operated by us under a contract with municipal third-party. Our MRFs receive, sort, bale and sell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We also operate smaller MRFs, which generally process recyclables collected from our various residential and commercial collection operations. Recycling services primarily consist of the collection and/or receipt of recycled materials at one of our MRFs; the processing or sorting of the recycled materials; and the disposal or sale of the recycled materials. In fiscal year 2020, our recycling line-of-business processed and/or marketed over 0.6 million tons of recyclable materials including tons marketed through our commodity brokerage division and our baling facilities located throughout our footprint, including just under 0.5 million tons per year of recycled materials delivered to them by municipalities and commercial customers under long-term contracts.

Revenues from recycling services consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees and commodity sales. A substantial portion of the material provided to our recycling line-of-business is delivered pursuant to multiple significant anchor contracts. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third-party delivers the recycled materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors, which do not have processing capacity within a specific geographic region. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials if certain economic thresholds are met. In brokerage arrangements, we act as an agent that facilitates the sale of recyclable materials between an inbound customer and an outbound customer. Revenues from the brokerage of recycled materials are recognized on a net basis at the time of shipment. In general, these fees are variable in nature.
Our recycling line-of-business has historically derived a significant portion of its revenues from the sale of recyclable materials, particularly newspaper, corrugated containers, plastics, ferrous and aluminum. The pricing for these materials can fluctuate based upon market conditions. However, we have actively worked to reduce our risk exposure to commodity pricing volatility over the last five years through our efforts to shift customers to a processing fee model and other risk management programs. In fiscal year 2020, we generated 44.0% of recycling line-of-business revenues from commodity sales as compared to 86.5% in the fiscal year ended December 31, 2016.
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
At times, we also hedge against fluctuations in the commodity prices of recycled paper and corrugated containers in order to mitigate the variability in cash flows and earnings generated from the sales of recycled materials at floating prices. As of December 31, 2020, no such commodity hedges were in place. The global recycling market has experienced negative commodity pricing pressure resulting from China's National Sword program in 2017. Markets continued to decline through 2019 and early 2020, leveling off at historical lows compared to prior years. Throughout the remainder of 2020 markets moderately rebounded; however, we expect markets to remain depressed as compared to levels before China's National Sword program into the foreseeable future.
See Note 20, Segment Reporting to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for a summary of revenues, certain expenses, profitability, capital expenditures, goodwill, and total assets of our operating segments.
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
The customer solutions line-of-business serves customers with multiple locations and is focused on growing our share of business with municipal, institutional, commercial and industrial customers. This group leverages the broader service offerings of the Resource Solutions operating segment to provide customers with a full set of solutions to augment our regional and divisional service capabilities.
Marketing activities are focused on retaining existing customers and attracting new commercial and residential customers directly on-route in order to enhance profitability. Marketing campaigns are integrated with divisional management teams, sales personnel and the centralized customer care center.
Human Capital
Our mission is to create value by renewing and sustaining our resources and environment. We believe that one of the most important factors in achieving our mission is to hire and develop employees who make good decisions for our business, customers and communities by adhering to our core values of service, trust, responsibility, integrity, continuous improvement and teamwork. Our team consists of drivers, vehicle technicians, equipment operators, recycling facility sorters, engineers, accountants, customer care specialists, and many other key roles.
As of January 31, 2021, we employed approximately 2,500 employees, including approximately 500 managerial, sales, clerical, information systems or other administrative employees and approximately 2,000 employees involved in collection, transfer, disposal, recycling, organics or other operations. Approximately 160 of our employees are covered by collective bargaining agreements.
Health, Safety and Wellness
A top priority in all of our operations is to protect the health and safety of our team and the communities that we serve. At the heart of our safety program are our safety and operations teams, who are dedicated to ensuring that every employee has a safe operating environment and the necessary training and personal protective equipment (“PPE”), to safely conduct their role. The success of our safety programs and the performance of our health and safety and operating teams is measured by our total recordable incident rate, a measure of accidents and injuries compared to hours worked. Our extensive focus on new hire and ongoing training programs helps us to manage and reduce operational risks for our front-line employees. This is more important than ever with the ongoing COVID-19 pandemic.
Waste management has been classified as Critical Infrastructure Industry by the Department of Homeland Security and as an Essential Service Provider by state governments. To achieve our goal of keeping our employees safe during the COVID-19 pandemic, we have maintained careful adherence to Center for Disease Control and Prevention and state level guidance, including appropriate social distancing, increased cleaning of facilities, and updated PPE and safe practices. In early September 2020, we paid a special bonus to all our hourly employees (both frontline and administrative) to recognize their hard work and commitment to safety, environmental compliance and high customer service standards as essential service providers during the COVID-19 pandemic.
Compensation and Benefit Programs
We strive to provide the necessary resources to support the physical and mental health of our employees and the overall well-being of their families and the communities that we serve. We achieve this through our benefit programs, caring attitude towards our employees, deep engagement in our communities, and adherence to our core values. We are committed to offering high quality benefits at affordable rates, competitive compensation based on role, experience and performance, and a career paths program to encourage our people to advance throughout their employment with us. We conduct market-based surveys to ensure that our employees continue to be paid competitively, and we perform annual reviews to provide feedback and support the growth and development of our team.

Our partnerships with great companies allow us to provide our employees with enhanced benefits such as a concierge surgery service, telemedicine options, access to a pharmacist to support employees in managing their medications and healthcare budget, and online psychology appointments. We understand the importance of work-life balance for our team, and offer eight weeks maternity leave as well as maintain a robust employee assistance program. We strive to attract and retain exceptional talent. Through comprehensive compensation and benefits, ongoing employee development, tuition reimbursement and a focus on health, safety and employee well-being, we wish to help our employees in all aspects of their lives so they can realize their value and do their best work.
Diversity and Inclusion
Our commitment to workplace diversity and to fostering a culture of inclusion is rooted in our core values of service, trust, responsibility, integrity, continuous improvement and teamwork. Our vision is to draw on our core values to achieve diversity throughout our workforce, including our leadership, through the following initiatives:
•directing recruiting efforts to new talent pools, promoting diversity in our training and development programs, and encouraging diversity within our process for advancing our next cohort of leaders;
•launching a cultural awareness and competency training program for managers that emphasizes diversity and inclusion;
•incorporating diversity and inclusion practices as part of our ongoing efforts to upgrade our procurement system and practices; and
•establishing an internal diversity and inclusion team that will include broad representation from our workforce and will be led by a member of our executive management team.
Employee Engagement & Training and Development
We are committed to building people and cultivating engagement by investing in our career path program in order to provide a clear and measurable development pathway for career growth.
•Apprenticeships: We have developed an apprenticeship program for drivers and technicians, where we recruit new employees from diverse backgrounds and help them build the skills they need to thrive in our organization.
•CDL Training: We have developed a commercial driver's license ("CDL") training school and have partnered with several additional training schools across our operating footprint to help develop skilled drivers for our team. In fiscal year 2019, we supported 45 drivers in securing their CDL, which unlocked new opportunities for them within our company.
•Operations Training: Our operations training program develops individuals into frontline management roles. Through on-the-job training, participants learn the technical and leadership skills required to lead our hauling operations. This program has become a strong pipeline for our operating managers across our company.
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
We carry a range of insurance intended to protect our assets and operations, including a commercial general liability policy and a property damage policy. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Due primarily to market factors beyond our control, the insurance market is increasingly restrictive, potentially limiting our ability to obtain adequate coverage at reasonable prices, if at all. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. See the risk factor titled “Our insurance coverage and self-insurance reserves may be inadequate to cover all significant risk exposures” in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. See also Item 3, “Legal Proceedings” and Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
We self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2020 under the workers’ compensation plan was $1.25 million per individual event. Our maximum exposure in fiscal year 2020 under the automobile plan was $3.65 million per individual event.

Municipal solid waste collection contracts and landfill closure and post-closure obligations may require performance or surety bonds, letters of credit or other means of financial assurance to secure contractual performance. While we have not experienced difficulty in obtaining these financial instruments, if we are unable to obtain these financial instruments in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or obtaining or retaining landfill operating permits.
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
Our recycling line-of-business provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.
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
Our recycling line-of-business experiences increased volumes of fiber in November and December due to increased retail activity during the holiday season.
Regulation
Introduction
We are subject to extensive federal, state and local laws and regulations. The laws and regulations affecting us are administered by the United States Environmental Protection Agency (“EPA”) and other federal, state and local environmental, zoning, financial, health and safety agencies. Failure to comply with such requirements could result in substantial costs, including civil and criminal fines and penalties. Except as described in this Annual Report on Form 10-K, we believe that we are currently in substantial compliance with applicable federal, state and local environmental laws, permits, orders and regulations. Other than as disclosed herein, we do not currently anticipate any material costs to bring our existing operations into environmental compliance, although there can be no assurance in this regard for the future. We expect that our operations in the solid waste services industry will be subject to continued and increased regulation, legislation and enforcement oversight. We attempt to anticipate future legal and regulatory requirements and to keep our operations in compliance with those requirements.

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
The Federal Water Pollution Control Act of 1972, as amended (“Clean Water Act”)
The Clean Water Act regulates the discharge of pollutants into “navigable waters” or “waters of the United States” from a variety of sources, including solid waste disposal sites and transfer stations, processing facilities and waste-to-energy facilities (collectively, “solid waste management facilities”). If pollutants from our solid waste management facilities are discharged into streams, rivers or other surface waters, or if there is a functional equivalent of a direct discharge into navigable waters, the Clean Water Act would require us to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. A permit also may be required if run-off or leachate from our solid waste management facilities is discharged to an offsite treatment facility. Almost all solid waste management facilities must comply with the EPA’s storm water regulations, which govern the discharge of regulated storm water to surface waters.
Under federal regulation, facilities that have above ground and/or below ground petroleum storage capacities over certain thresholds may be subject to regulations and/or permitting under the Clean Water Act. Many of our facilities have petroleum storage and are required to have a spill, prevention, control and countermeasures plan to prevent petroleum release to waters of the United States due to a spill, rupture or leak.

Several states in which we operate have been delegated the authority to implement the Clean Water Act requirements and in some cases the regulations are more stringent than the federal regulations. We believe we are in compliance with the Clean Water Act regulations; however future changes to the law or regulations could have a material impact on our business.
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)
CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive, strict, and under certain circumstances, joint and severable, liability for the costs to investigate and clean up facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the presence of any of approximately 800 “hazardous substances” listed by the EPA, many of which can be found in household waste. The definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act ("TSCA"). If we were found to be a responsible party for a CERCLA cleanup, under certain circumstances, the enforcing agency could pursue us or any other responsible party, for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which the property owner is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to obtain reimbursement for amounts we pay in excess of our allocable share of such costs would be limited by our ability to identify and locate other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties.
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
The EPA is also focusing on the emissions of greenhouse gases ("GHG"), including carbon dioxide and methane. In December 2009, the EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for the EPA to regulate GHG emissions. In December 2009 the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit twenty-five thousand metric tons or more per year of GHG emissions to submit annual reports to the EPA.
In May 2010, the EPA issued the so-called “GHG Tailoring Rule”, which described how certain sources that emit GHG would be subject to heightened Clean Air Act Prevention of Significant Deterioration ("PSD") / Title V regulation. In June 2014, the U.S. Supreme Court issued a decision partially invalidating the GHG Tailoring Rule and in 2015, the D.C. Circuit directed the EPA to consider further revisions to its regulations. In August 2016, the EPA proposed revisions to PSD and Title V regulations to clarify when sources would require permits based on GHG thresholds. We do not know whether or when the EPA will finalize regulations, or what obligations such regulations will impose on our operations.
The adoption of other laws and regulations, which may include the imposition of fees or taxes, could adversely affect our collection and disposal operations. Additionally, certain of the states in which we operate are implementing air pollution control regulations, including regional cap and trade systems, relating to GHG that may be more stringent than regulations the EPA may promulgate. Several states have passed Climate Protection or Global Warming Acts intended to achieve statewide goals in reduction of GHG emissions. Changing environmental regulations could require us to take any number of actions, including purchasing emission allowances, developing mitigation strategies, or installing additional pollution control technology, and could make some operations less profitable, which could adversely affect our results of operations.
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
The Public Utility Regulatory Policies Act of 1978, As Amended (“PURPA”)
PURPA exempts qualifying facilities from most federal and state laws governing the financial organization and rate regulation of electric utilities, and generally requires electric utilities to purchase electricity generated by qualifying facilities at a price equal to the utility’s full “avoided cost”. Our landfill gas-to-energy facilities are self-certified as “qualifying facilities”.
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
Massachusetts revised its regulations governing solid waste management with a framework to encourage the re-use of organic waste material and prohibiting such material from disposal for large-scale commercial generators by October 2014. In September 2020, the Massachusetts Department of Environmental Protection proposed amendments to the state’s waste ban regulations to add mattresses and textiles as materials banned from disposal, and to lower the threshold of the existing commercial organics material waste ban.
New York State revised its regulations governing solid waste management, 6 NYCRR Part 360, effective in November 2017. The revised regulations, among other things, include requirements to conduct landfill liner integrity testing and install radiation detectors at certain facilities. New York has also enacted the Food Donation and Food Scraps Recycling Law, which will require certain generators to separate and donate or recycle food scraps starting in January 2022.
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
The EPA and environmental agencies within individual states in which we operate also consider and promulgate changes to water quality standards, action levels, remediation goals, and other federal or state regulatory standards for individual compounds or classes of compounds. These changes can also include the development of new or more stringent standards for “Emerging Contaminants”, including per- and polyfluoroalkyl substances, pharmaceutical compounds, and a variety of synthetic chemical compounds used in manufacturing and industrial processes. In December 2016, EPA also designated ten chemical substances for risk evaluations under TSCA, and in December 2019, EPA designated an additional 20 chemical substances for risk evaluation, based on the requirements of the June 2016 Frank R. Lautenberg Chemical Safety for the 21st Century Act. Changes in regulatory standards for existing or emerging contaminants can result in higher levels of cost and effort associated with the performance of environmental investigations and ongoing compliance at our facilities.
Information about our Executive Officers
Our executive officers and their respective ages are as follows:

Name	Age	Position
John W. Casella	70	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edwin D. Johnson	64	President and Chief Operating Officer
Edmond “Ned” R. Coletta	45	Senior Vice President and Chief Financial Officer
Christopher B. Heald	56	Vice President and Chief Accounting Officer
Shelley E. Sayward	46	Senior Vice President and General Counsel

John W. Casella has served as Chairman of our Board of Directors since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella also served as our President from 1993 to July 2001 and as Chairman of our Board from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc., a wholly-owned subsidiary of ours, since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and his brother Douglas R. Casella, also a member of our Board of Directors, which specializes in general contracting, soil excavation and heavy equipment work, and which performs landfill-construction and related services for us. Mr. Casella has been a member of numerous industry-related and community service-related state and local boards and commissions, including the Vermont State Chamber of Commerce, the Rutland Industrial Development Corporation and the Rutland Regional Medical Center. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont and New Hampshire on solid waste issues. Mr. Casella holds an A.S. in Business Management from Bryant & Stratton College and a B.S. in Business Education from Castleton State College.
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
Shelley E. Sayward has served as our Senior Vice President and General Counsel since January 2021. Ms. Sayward has served in various roles in the legal department since November 2006, most recently as our Vice President and Assistant General Counsel from September 2014 to January 2021 and as our Associate General Counsel from September 2008 to September 2014. Prior to joining us, Ms. Sayward held sales and marketing roles with GlaxoSmithKline and Abbott Laboratories, as well as a sales and managerial position with First American Financial Corporation. Ms. Sayward holds a Bachelor of Arts degree from Middlebury College, completed a four-year law clerkship program and is admitted to the Bar in the State of Vermont.
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
ITEM 1A. RISK FACTORS
The following material factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the northeastern United States, where our operations and customers are principally located, changes in laws or accounting rules or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business’s results of operations and financial condition.

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
Risks Related to Our Business and Industry
The COVID-19 pandemic and related decline in economic activity has adversely affected, and will continue to adversely affect, our business, outlook, liquidity and results of operations, and we have experienced and expect to continue to experience reductions in demand for certain of our services.
The COVID-19 pandemic has caused, and will continue to cause, economic disruption across our geographic footprint. Although as an essential service provider we have continued our operations, the COVID-19 pandemic negatively impacted our revenues starting at the end of the first quarter of 2020 and through the fourth quarter of 2020 and into the first quarter of 2021, as some of our commercial collection customers requested service level decreases, construction activity decreased and volumes into our landfills declined on lower economic activity. The decline in our customers’ demand for our services and reduced volumes into our landfills has had, and is likely to continue to have, an adverse impact on our financial condition, results of operations and cash flows.
We are closely monitoring and evaluating the potential impacts that the COVID-19 pandemic may have on our business as well as our customers and employees. Due to the uncertain and evolving nature of economic conditions, we are unable to predict accurately the full extent of the impact and effects that the COVID-19 pandemic will have on our business going forward. We currently expect, however, that the COVID-19 pandemic will continue to negatively impact our financial performance going forward. The COVID-19 pandemic has negatively impacted and may continue to impact our business in other ways, including, but not limited to, higher costs associated with providing a safe working environment for our employees, potential employee layoffs or furloughs, employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, and temporary closures of our facilities or the facilities of our customers.
The extent of the effects of the COVID-19 pandemic on our business, results of operations and cash flows will ultimately depend on future developments. These include, but are not limited to, the availability and effectiveness of vaccines and therapeutics, the severity, extent and duration of the pandemic; actions taken by national, state and local governments to contain the pandemic or treat its impact; the speed and effectiveness of responses to combat the pandemic; the effect of the changes in hiring levels and remote working arrangements that we and our customers have implemented; and the impact on our contracts with customers and vendors. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.
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
In addition to complying with environmental laws and regulations, we are required to obtain government permits to operate our facilities, including all of our landfills. There is no guarantee that we will be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws and regulations adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of solid waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. In addition, state laws applicable to certain of our landfills require that the state determine whether acceptance of waste at the landfill not generated within the state provides a substantial public benefit. We may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure. For information about a claim relating to the permitting of our new landfill in Dalton, New Hampshire and our NCES Landfill, see Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K
We have historically grown through acquisitions, may make additional acquisitions in the future, and we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition. It is possible that some liabilities may prove to be more difficult or costly to address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws and regulations may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. As of December 31, 2020, we have recorded a $0.9 million environmental remediation liability for the estimated cost of our share of work associated with a consent order issued by the State of New York to remediate a scrap yard and solid waste transfer station owned by one of our acquired subsidiaries, including the recognition of accretion expense, and a $4.3 million environmental remediation liability related to our obligation associated with installation of a municipal waterline associated with Southbridge Recycling & Disposal Park, Inc. discussed in Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, including the recognition of accretion expense in other accrued liabilities and other long-term liabilities. There can be no assurance that the cost of such cleanup or that our share of that cost will not exceed our estimates.
In addition to the costs of complying with environmental laws and regulations, we incur costs in connection with environmental proceedings and litigation brought against us by government agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, including natural resource damage, personal injury, and/or property damage or impairment, or seeking to impose civil penalties, injunctive relief or overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities. For information about the material outstanding claims against us and our subsidiaries, see Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Our results of operations have been and will continue to be affected by falling purchase or resale prices or market requirements for recyclable materials. Our recycling business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. The commodity markets continue to see ongoing negative pressure on pricing associated with the decline of the fiber market due to less use of paper products such as newspaper and office paper as a result of increased online reading. As a result of these market changes, domestic demand for various recycled fibers from mill buyers has steadily declined over the past decade, and as such until 2017 we had exported more of these materials overseas to China. In 2017, China launched a campaign called National Sword which imposed significant restrictions on the importation into China of recyclable materials, including a complete ban on the import into China of mixed paper and new quality standards for contaminants in recyclable materials commencing January 1, 2018. Furthermore, China issued limited import licenses for its mills to import recyclable commodities, resulting in a decrease of over 50% of imports of recyclable commodities into China. These factors have had a significant impact on our business and have required us to seek alternative export markets for recyclable commodities.
In addition, some of the countries that took recyclable commodities following China’s imposition of restrictions, including Indonesia and India, have themselves imposed similar restrictions on U.S. exports, further impacting prices. Although we have restructured many of our recycling contracts to require the respective municipalities to absorb some of the impact of declining commodity prices, these restructured contracts have had the impact of significantly increasing the costs to municipalities for continuing to offer recycling services to their customers. In the event that the costs of such services become excessive, such municipalities could discontinue their recycling programs altogether, which could materially affect our financial results. We seek to limit our exposure to fluctuating commodity prices through: our revenue sharing contracts that share commodity prices above a threshold level or charge a tipping fee below the threshold; our net commodity rate formula that allows us to pass back higher costs to sell commodities, including higher labor costs or equipment costs to meet new quality standards; our floating sustainability recycling adjustment fee that passes back the cost of recycling to our collection customers; and as applicable, the use of hedging agreements, floor price contracts and long-term supply contracts with customers. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment.

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
Upgrades to our technology infrastructure include a limited pilot of a new service management system, on-board computers, dynamic route optimization, procurement optimization, and other systems that we believe will improve our internal processes and the productivity of our employees. These upgrades are complex and there can be no assurance that they will result in expected productivity gains and operating cost reductions on our anticipated timeline, if at all. In addition, if we are not able to maintain the security of our data, confidential information about us or our customers or suppliers could be inadvertently disclosed, subjecting us to possible expenses and other liabilities as well as adversely impacting customer and other third-party relationships. If we are unable to benefit from new technologies, we may be at a competitive disadvantage to other companies in the waste management industry, in which case our operating results could suffer.
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
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Because fuel is needed to run our fleet of trucks, price escalations for fuel increase our operating expenses. In fiscal year 2020, we used approximately 6.7 million gallons of diesel fuel in our solid waste operations. Although we have an Energy and Environmental fee program, which includes an Energy component that floats on a monthly basis based on diesel fuel prices, contractual restrictions and competitive conditions may impact our opportunity to pass this fee on to our customers in all circumstances.
Our insurance coverage and self-insurance reserves may be inadequate to cover all significant risk exposures.
We carry a range of insurance policies intended to protect our assets and operations, including general liability insurance, property damage and environmental risk insurance. While we endeavor to purchase insurance coverage appropriate to our risk assessment, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages, and as a result our insurance program may not fully cover us for losses we may incur. In addition, as a result of a number of catastrophic weather and other events in the United States, insurance companies have incurred substantial losses and accordingly in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions, and/or have substantially increased the cost of such coverage. It is likely that the tight insurance markets will continue into the foreseeable future. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks we have retained under our self-insurance programs may exceed our recorded reserves which could negatively impact future earnings.
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
Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2021, approximately 6% of our employees were represented by unions.
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
As of December 31, 2020, we had approximately $548.4 million of outstanding principal indebtedness (excluding approximately $26.4 million of outstanding letters of credit issued under our term loan A facility ("Term Loan Facility") and revolving line of credit facility (“Revolving Credit Facility” and, together with the Term Loan Facility, the "Credit Facility"). The Credit Facility consists of the Term Loan Facility with term loans in the outstanding principal amount of $350.0 million and the Revolving Credit Facility with loans thereunder being available up to an aggregate principal amount of $200.0 million, of which $173.6 million of unused commitments remain under the Revolving Credit Facility, subject to customary borrowing conditions. As of December 31, 2020, we also had approximately $154.3 million in cash and cash equivalents available for any future payment obligations. In addition, the terms of our existing indebtedness permit us to incur additional debt. Our debt, among other things:
•requires us to dedicate a portion of any available cash and cash equivalents or cash flow from operations to the payment of interest and principal due under our debt, which reduces funds available for other business purposes, including capital expenditures and acquisitions;
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
A portion of our indebtedness bears interest at variable rates. To the extent interest rates rise from current levels, we may incur higher levels of interest expense on our variable rate debt. We have sought to mitigate against adverse movements in interest rates by entering into: fixed interest rate debt instruments; and interest rate derivative agreements to hedge the variable rate portion of our long-term debt.
As of December 31, 2020, our interest rate derivative agreements have a total notional amount of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.5%. The agreements mature between February 2021 and May 2023. Additionally, we have forward starting interest rate derivative agreements with a total notional amount of $125.0 million that mature between February 2026 and May 2028. We receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.6%. While our interest rate derivative counterparties are large financial institutions that we believe are well capitalized, if one or more of our interest rate derivative counterparties fails to perform under the terms of their agreements with us, we may not receive payments due under the applicable agreement(s) and the derivatives may prove to be ineffective in hedging our interest rate risk.
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
We have two classes of common stock: Class A common stock, which is entitled to one vote per share, and Class B common stock, all of which are beneficially owned by John W. Casella, our Chairman and Chief Executive Officer, and his brother, Douglas R. Casella, a member of our Board of Directors, and which is entitled to ten votes per share. Except for the election of one of our directors and in certain limited circumstances required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. As of January 31, 2021, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding. Based on the number of shares of common stock outstanding as of January 31, 2021, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represented approximately 17.2% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration and constitute, and are expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders. The difference in the voting power of our Class A common stock and Class B common stock could diminish the market value of our Class A common stock if investors attribute value to the superior voting rights of our Class B common stock and the power those rights confer.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters is located at 25 Greens Hill Lane, Rutland, Vermont 05701, where we currently lease approximately 12,000 square feet of office space.
Our principal property and equipment consists of land, landfills, buildings, machinery and equipment, rolling stock and containers. At January 31, 2021, we operated eight subtitle D landfills, four of which we own and four of which we lease; one landfill permitted to accept C&D materials that we own; 58 transfer stations, 32 of which we own, eight of which we lease and 18 of which we operate under a contract; 46 solid waste collection facilities, 28 of which we own, 17 of which we lease and one of which we operate under a contract; 20 recycling processing facilities, ten of which we own, seven of which we lease and three of which we operate under a contract; four landfill gas-to-energy facilities that we own; and 24 corporate office and other administrative facilities, five of which we own and 19 of which we lease (See Item 1, “Business” of this Annual Report on Form 10-K for property information by operating segment and location). We believe that our property and equipment are adequately maintained and sufficient for our current operations.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided in Note 13, Commitments and Contingencies to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades on the Nasdaq Global Select Market (“Nasdaq Stock Market”) under the symbol CWST. There is no established trading market for our Class B common stock. As of January 31, 2021, there were approximately 500 holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from December 31, 2015 through December 31, 2020, with the cumulative total return on the Russell 2000 Index and our Industry Peer Group ("Peer Group"). The stock performance graph assumes the investment on December 31, 2015 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index and the Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Casella Waste Systems, Inc.	$100.00	$207.53	$384.95	$476.42	$769.73	$1,035.95
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
Peer Group (1)	$100.00	$135.30	$170.01	$179.83	$229.04	$248.12

(1)The Peer Group is comprised of Waste Connections Inc., Covanta Holding Corp., Waste Management, Inc. and Republic Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial and operating data set forth below was derived from the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K and from the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of previous Annual Reports on Form 10-K that we filed with the Securities and Exchange Commission. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:	(in thousands, except per share data)

Revenues	$774,584	$743,290	$660,660	$599,309	$565,030
Cost of operations	515,646	508,656	453,291	405,188	381,973
General and administration	102,410	92,782	84,791	79,243	75,356
Depreciation and amortization	90,782	79,790	70,508	62,102	61,856
Southbridge Landfill closure charge, net	4,587	2,709	8,054	65,183	—
Expense from acquisition activities and other items	1,862	2,687	1,872	176	—
Withdrawal costs - multiemployer pension plan	—	3,591	—	—	—
Contract settlement charge	—	—	2,100	—	—
Development project charge	—	—	311	—	—
Environmental remediation charge	—	—	—	—	900
Operating income (loss)	59,297	53,075	39,733	(12,583)	44,945
Interest expense, net	22,068	24,735	26,021	24,887	38,652
Other (income) expense, net	(1,073)	(1,439)	7,676	(418)	12,657
Income (loss) before income taxes	38,302	29,779	6,036	(37,052)	(6,364)
(Benefit) provision for income taxes	(52,804)	(1,874)	(384)	(15,253)	494
Net income (loss)	91,106	31,653	6,420	(21,799)	(6,858)
Less: Net loss attributable to noncontrolling interests	—	—	—	—	(9)
Net income (loss) attributable to common stockholders	$91,106	$31,653	$6,420	$(21,799)	$(6,849)
Basic earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	48,793	47,226	42,688	41,846	41,233
Basic earnings (loss) per common share (1)	$1.87	$0.67	$0.15	$(0.52)	$(0.17)
Diluted earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	49,045	47,966	44,168	41,846	41,233
Diluted earnings (loss) per common share (1)	$1.86	$0.66	$0.15	$(0.52)	$(0.17)

	Fiscal Year Ended December 31,
	2020	2019	2018	2017	2016
Other Data:
Capital expenditures	$108,108	$103,165	$73,232	$64,862	$54,238
Cash flows provided by operating activities	$139,922	$116,829	$120,834	$107,538	$80,434
Cash flows used in investing activities	$(140,032)	$(177,462)	$(164,197)	$(76,447)	$(62,964)
Cash flows provided by (used in) financing activities	$150,981	$60,097	$45,375	$(31,640)	$(18,585)
Balance Sheet Data:
Cash and cash equivalents	$154,342	$3,471	$4,007	$1,995	$2,544
Working capital, net (2)	$(38,296)	$(31,247)	$(18,411)	$(6,184)	$(6,382)
Property, plant and equipment, net	$510,512	$443,825	$404,577	$361,547	$398,466
Goodwill	$194,901	$185,819	$162,734	$122,605	$119,899
Total assets	$1,193,898	$932,182	$732,410	$614,949	$631,512
Debt, less current portion	$530,411	$509,021	$542,001	$477,576	$503,961
Total stockholders’ equity (deficit)	$362,142	$122,753	$(15,832)	$(37,862)	$(24,550)

(1)Computed as described in Note 3, Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Discussion and analysis of the fiscal year ended December 31, 2019 ("fiscal year 2019") compared to the fiscal year ended December 31, 2018 is included under the heading Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 21, 2020.
Company Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services through our single resource-renewal focused Resource Solutions operating segment. We restructured and formed the Resource Solutions operating segment as of January 1, 2020 to be able to leverage our core competencies in materials processing, industrial recycling, clean energy, and organics service offerings in order to generate additional value from the waste stream for larger commercial and industrial customers with more diverse needs.
As of January 31, 2021, we owned and/or operated 46 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.

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
The COVID-19 pandemic has caused, and will to continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the first quarter of fiscal year 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Even with the continued negative impact of the COVID-19 pandemic, we did experience improved demand for services as local economies started to reopen as allowed by State Governments. This positive trend continued through December 31, 2020, as additional small business collection customers increased service levels, construction activity continued to rebound, and overall higher economic activity across the northeast led to higher landfill volumes. Despite these positive trends, our collection and disposal operations were negatively impacted by lower volumes attributable to the COVID-19 pandemic in the fiscal year ended December 31, 2020 ("fiscal year 2020"), extending into the first quarter of the fiscal year ended December 31, 2021.
The COVID-19 pandemic has negatively impacted and will continue to impact our business in other ways, as we have experienced and continue to experience increased costs in response to the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), potential employee layoffs or furloughs, employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, and temporary closures of our facilities or the facilities of our customers. In early September 2020, we also paid a special bonus to all our hourly employees (both frontline and administrative) to recognize their hard work and commitment to safety, environmental compliance and high customer service standards as essential service providers during the COVID-19 pandemic. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.
Acquisitions and Divestitures
Acquisitions
We have a business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and perceived level of financial accretion, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.
We have made in the past, and we may make in the future, acquisitions to densify existing operations, expand service areas, and grow services for our customers. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We face competition for acquisition targets, particularly the larger and more meaningful targets, but we believe that our strong relationships and reputation in New England and New York help to offset this factor.
In fiscal year 2020, we acquired ten businesses: seven tuck-in solid waste collection businesses and a solid waste collection business in our Western region, a transportation business in our Eastern region, and one recycling operation in our Resource Solutions operating segment for total consideration of $33.5 million, including $29.0 million in cash and $4.5 million in holdbacks to sellers.
In fiscal year 2019, we acquired nine businesses: three tuck-in solid waste collection businesses in our Eastern region and four tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets in our Western region for total consideration of $82.2 million, including $72.1 million in cash, $5.5 million in non-cash consideration, $2.7 million notes payable and $1.9 million in holdbacks to sellers.

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
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We classify our resource-renewal services by service in our Resource Solutions operating segment. Revenues associated with our resource-renewal operations are derived from organics services, large scale commercial and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales.
The table below shows revenue attributable to services provided (in millions) for the following periods:

	Fiscal Year Ended December 31,		$ Change
	2020	2019
Collection	$391.4	$372.0	$19.4
Disposal	175.5	181.9	(6.4)
Power	4.1	3.6	0.5
Processing	7.3	7.2	0.1
Solid waste	578.3	564.7	13.6
Organics	59.4	56.3	3.1
Customer solutions	86.7	79.5	7.2
Recycling	50.2	42.8	7.4
Resource Solutions	196.3	178.6	17.7
Total revenues	$774.6	$743.3	$31.3
Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2020 vs Fiscal Year 2019
	Amount	% Growth
Price	$25.1	4.5%
Volume (1)	(40.5)	(7.2)%
Surcharges and other fees	(0.7)	(0.1)%
Commodity price and volume	0.1	—%
Acquisitions	31.0	5.5%
Solid waste revenues	$15.0	2.7%
(1)Adjusted for $1.4 million of inter-company movements between solid waste collection volume and the customer solutions line-of-business associated with an acquisition.

Price.
The price change component in fiscal year 2020 solid waste revenues growth from the prior year is a result of the following:
•$15.6 million from favorable collection pricing; and
•$9.5 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in fiscal year 2020 solid waste revenues growth from the prior year is a result of the following:
•$(21.8) million from lower collection volumes mainly due to the negative impacts of the COVID-19 pandemic;
•$(18.4) million from lower disposal volumes (of which $(14.0) million relates to lower landfill volumes mainly due to the negative impacts of the COVID-19 pandemic, $(1.2) million relates to lower transfer station volumes mainly due to the negative impacts of the COVID-19 pandemic and $(3.3) million relates to lower transportation volumes associated primarily with one of our larger customers); and
•$(0.3) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in fiscal year 2020 solid waste revenues growth from the prior year is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee, inclusive of the effect of acquisition activity. The energy component of the fee floats on a monthly basis based on diesel fuel prices. The sustainability recycling adjustment fee floats on a monthly basis based on recycled commodity prices.
Acquisitions.
The acquisitions change component in fiscal year 2020 solid waste revenues growth is a result of increased acquisition activity, including the following:
•the acquisition of ten businesses in fiscal year 2020: seven tuck-in solid waste collection businesses and a solid waste collection business in our Western region, a transportation business in our Eastern region, and one recycling operation in our Resource Solutions operating segment; and
•the acquisition of nine businesses in fiscal year 2019: seven tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets.
Resource Solutions revenues
Organics revenues.
Fiscal year 2020 organics revenues increased $3.1 million from the prior year as a result of higher volumes mainly associated with two large transportation and disposal contracts.
Customer solutions revenues.
Fiscal year 2020 revenues increased $5.8 million from the prior year as a result of higher volumes mainly due to multi-site retail and industrial services organic growth. The increase was adjusted for $1.4 million of inter-company movements between solid waste collection volume and customer solutions associated with the acquisition of a business.
Recycling revenues.
Fiscal year 2020 recycling revenues increased $7.4 million from the prior year as a result of the following:
•$3.5 million from favorable commodity pricing in the marketplace with higher cardboard and paper pricing;
•$1.8 million from higher recycling processing fees;
•$1.1 million from the acquisition of a recycling operation; and
•$1.0 million from higher commodity volumes.

Operating Expenses
A summary of our cost of operations, general and administration expenses and depreciation and amortization expenses is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,
	2020		2019
Cost of operations	$515.6	66.6%	$508.7	68.4%
General and administration	$102.4	13.2%	$92.8	12.5%
Depreciation and amortization	$90.8	11.7%	$79.8	10.7%

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
An explanation of the period-to-period change in cost of operations is as follows:
Maintenance and repair costs in fiscal year 2020 increased $8.2 million from the prior year while increasing approximately 50 basis points as a percentage of revenues, due primarily to higher facility maintenance costs, and, to a lesser extent, higher container maintenance and repair costs; partially offset by lower overall fleet maintenance costs associated with less wear and tear based on activity levels and lower volumes as a result of the COVID-19 pandemic, which outweighed increased fleet maintenance costs associated with acquisition activity.
Labor and related benefit costs in fiscal year 2020 increased $3.3 million from the prior year but decreased approximately 10 basis points as a percentage of revenues, due primarily to acquisition activity in the Western region and a special $1.8 million discretionary bonus for our front-line employees associated with operational execution during the COVID-19 pandemic, partially offset by lower benefit costs, and lower labor costs due to decreased overtime.
Third-party direct costs in fiscal year 2020 decreased $(0.7) million from the prior year while decreasing approximately 120 basis points as a percentage of revenues due to the following:
•lower hauling and third-party transportation costs associated with lower volumes mainly due to the negative impacts of the COVID-19 pandemic; partially offset by higher hauling and third-party transportation costs associated with (i) higher collection volumes related to acquisition activity in the Western region; (ii) higher brokerage volumes in our customer solutions line-of-business with high pass through direct costs; (iii) higher recycling volumes related to organic growth and acquisition activity; and (iv) higher transportation rates; and
•lower disposal costs associated with lower commercial collection, construction and demolition, and landfill volumes, mainly due to the negative economic impacts of the COVID-19 pandemic, combined with lower organic collection and landfill volumes due to our focus on pricing; partially offset by higher third-party disposal costs associated with (i) increased disposal pricing in the northeastern United States; (ii) additional volumes related to acquisition activity in the Western region; and (iii) additional volumes within our Resource Solutions operating segment due to multi-site retail and industrial services organic growth in our customer solutions line-of-business and organic growth in our organics line-of-business.
Fuel costs in fiscal year 2020 decreased $(1.5) million from the prior year while decreasing approximately 30 basis points as a percentage of revenues, due primarily to lower fuel prices, less traffic due to the COVID-19 pandemic, and improved fleet efficiency, partially offset by higher volumes associated with acquisition activity.
Direct operational costs in fiscal year 2020 decreased $(2.4) million from the prior year while decreasing approximately 70 basis points as a percentage of revenues, due to lower landfill operating costs, lower equipment operating lease expense, lower short term equipment rental costs, and lower host community fees on lower landfill volumes in our Western region; partially offset by higher operating costs related to business growth.
General and Administration
General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.

The period-to-period change in general and administration expense can be primarily attributed to: higher labor costs of $8.2 million associated with acquisition activity, higher accrued incentive compensation, a special discretionary bonus for our hourly back-office employees associated with their execution during the COVID-19 pandemic, and severance costs; and higher bad debt expense based on challenges faced by our customers as a result of the economic downturn associated with the COVID-19 pandemic.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Fiscal Year Ended December 31,
	2020		2019
Depreciation expense	$54.4	7.0%	$45.1	6.1%
Landfill amortization expense	27.5	3.6%	27.5	3.7%
Other amortization expense	8.9	1.1%	7.2	0.9%
	$90.8	11.7%	$79.8	10.7%

The period-to-period change in depreciation and amortization expense can be primarily attributed to increased investment in our fleet, acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes mainly associated with the negative impacts of the COVID-19 pandemic.
Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund (the “Pension Plan”), under the terms of a collective bargaining agreement (“CBA”) that covers certain of our union represented employees. The EIN or Pension Plan Number for the Pension Plan is 04-6372430. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer the Pension Plan. The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in that: (i) assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer Pension Plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.

In fiscal year 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan ("Agreements"). In accordance with FASB ASC 450 - Contingencies, because of our withdrawal from the Pension Plan, we recorded an obligation of $3.2 million and a charge of $3.6 million as pension withdrawal expense, offset by a $0.4 million retroactive contribution credit recorded as cost of operations, in fiscal year 2019. While the withdrawal generates a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, it caps our gross payments at $4.2 million significantly reducing our cash exposure from the potential $18.5 million withdrawal liability as determined based on a complete withdrawal prior to withdrawing from the Pension Plan. As per the Re-entry Agreements and upon withdrawal, we re-entered the Pension Plan as a new employer with certainty from a liability perspective. As of December 31, 2020, we had a remaining obligation of $1.8 million associated with our withdrawal. We did not, however, change the terms of our CBA with Local 170, which remained in effect until it expired on June 30, 2020, at which time a new agreement was entered into. As a new employer in the Pension Plan, our contributions are projected to fully fund the benefits accrued by our employee's in the Pension Plan. As of December 31, 2020, our employees were fully funded as a new employer in the Pension Plan, subject to the terms of the Agreements. Subsequent withdrawal from the Pension Plan, under certain circumstances, may result in a change in the payment schedule required to settle the remaining obligation associated with our withdrawal. During fiscal years 2020 and 2019, we made contributions to the Pension Plan of $0.4 million and $0.4 million, respectively.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017 ("fiscal year 2017"), we initiated the plan to cease operations of the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”) and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in fiscal years 2020 and 2019, respectively, we recorded charges associated with the closure of our Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2020	2019
Legal and transaction costs (1)	$2.3	$2.7
Legal settlement charge (2)	2.0	—
Landfill closure project charge (3)	0.5	—
Environmental remediation charge (4)	(0.2)	—
Southbridge Landfill closure charge	$4.6	$2.7

(1)We incurred legal costs as well as other transaction costs associated with various matters as part of the Southbridge Landfill closure.
(2)We established reserves associated with legal settlements associated with claims against us as part of the Southbridge Landfill closure.
(3)We recorded a landfill closure project charge associated with increased costs under the revised closure plan at our Southbridge Landfill.
(4)We recorded an environmental remediation reversal associated with the completion of environmental remediation at the site.
See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
Expense from Acquisition Activities
In fiscal year 2020, we recorded a charge of $1.9 million comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects. In fiscal year 2019, we recorded a charge of $2.7 million associated primarily with acquisition activities. See Note 5, Business Combinations to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for disclosure regarding acquisition activity.
Other expenses

Interest Expense, net
Our interest expense, net decreased $(2.7) million in fiscal year 2020 due primarily to lower average interest rates associated with changes in LIBOR and the remarketing of our New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) and our Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”).
Benefit for Income Taxes
Our benefit for income taxes was $(52.8) million in fiscal year 2020 and $(1.9) million in fiscal year 2019. The benefit for income taxes for fiscal years 2020 and 2019 includes a deferred tax benefit of $(52.3) million and $(1.2) million, respectively.
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2020, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2020, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it was more likely than not that the majority of our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit from income taxes of $61.3 million. As of December 31, 2020, we maintained a valuation allowance of $6.5 million, primarily related to deferred tax assets that would generate capital losses when realized and deferred tax assets related to certain state jurisdictions.
During fiscal year 2019, we recognized a ($0.3) million deferred tax benefit due to a reduction of the deferred tax liability related to indefinite lived assets. The financial statement value of indefinite lived goodwill was reduced as a result of a settlement of an acquisition contingency that pre-dated the effective date of Accounting Standards Codification 805, which resulted in a reduction of the related deferred tax liability. In addition, during fiscal year 2019, we recognized a $(2.4) million deferred tax benefit due to a reduction of the valuation allowance based on the recognition of additional reversing temporary differences related to the $2.4 million deferred tax liability recorded through goodwill for the acquisition of a company in May 2019. The deferred tax liability related to the acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the related tax bases. A deferred tax benefit of $(2.1) million was recognized in quarter ending June 30, 2019 based on initial estimates of the acquired temporary differences, and adjusted by $(0.3) million in quarter ending December 31, 2019 based on the availability of better estimates of temporary differences upon the filing of prior year returns by the sellers.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which, among other things, allows the carryback of remaining minimum tax credit carryforwards to tax year 2018. Prior to the CARES Act, the minimum tax credit carryforwards were fully refundable through tax year 2021, if not otherwise used to offset tax liabilities. A current federal income tax benefit of $(1.0) million, offset by a $1.0 million deferred tax provision, was recognized in the quarter ended March 31, 2020 for the remaining minimum tax credit being carried back to tax year 2018 by us. In fiscal year 2019, we recognized a $(1.0) million current income tax benefit, offset by a $1.0 million deferred tax provision, for the portion of the minimum tax credit carryforward refundable for 2019 based on law then enacted.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $92.5 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2021 and future tax years. Federal net operating losses generated after 2017, totaling $46.5 million carried forward to 2021, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year. Although the CARES Act further modifies the net operating loss rules to permit net operating losses incurred in tax years 2018 through 2020 to be carried back 5 years and to temporarily permit such losses to offset 100% of taxable income in tax year 2020, these modifications have not impacted us.
Other income tax changes under the CARES Act have not had a material impact.

Segment Reporting
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. We classify our resource-renewal services by service in our Resource Solutions operating segment. Revenues associated with our resource-renewal operations are derived from organics services, large scale commercial and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales. Legal, tax, information technology, human resources, marketing, certain finance and accounting and other administrative functions are included in our Corporate Entities operating segment.
A summary of revenues by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2020	2019
Eastern	$220.3	$219.5	$0.8
Western	358.0	345.2	12.8
Resource Solutions	196.3	178.6	17.7
Total	$774.6	$743.3	$31.3

Eastern Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions and as percentage growth of solid waste revenues) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2020 vs Fiscal Year 2019
	Amount	% Growth
Price	$8.5	3.9%
Volume	(8.9)	(4.1)%
Surcharges and other fees	(0.8)	(0.4)%
Commodity price and volume	0.1	0.1%
Acquisitions	1.9	0.9%
Solid waste revenues	$0.8	0.4%

Price.
The price change component in fiscal year 2020 solid waste revenues growth from the prior year is a result of the following:
•$6.3 million from favorable collection pricing; and
•$2.2 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in fiscal year 2020 solid waste revenues growth from the prior year is a result of the following:
•$(8.2) million from lower collection volumes mainly due to the negative impacts of the COVID-19 pandemic;
•$(0.5) million from lower disposal volumes (of which $(1.2) million relates to lower transfer station volumes mainly due to the negative impacts of the COVID-19 pandemic, partially offset by $0.7 million from higher landfill volumes in the Eastern region); and
•$(0.2) million from lower processing volumes.

Surcharges and other fees.
The surcharges and other fees change component in in fiscal year 2020 solid waste revenues growth from the prior year is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee, inclusive of the effect of acquisition activity. The energy component of the fee floats on a monthly basis based on diesel fuel prices. The sustainability recycling adjustment fee floats on a monthly basis based on recycled commodity prices.
Acquisitions.
The acquisitions and divestitures change component in fiscal year 2020 solid waste revenues growth is the result of the acquisition of a transportation business in fiscal year 2020 and the acquisition of three tuck-in solid waste collection businesses in the prior year.
Western Region
The following table provides details associated with the period-to-period change in revenues (dollars in millions and as percentage growth of solid waste revenues) attributable to services provided:

	Period-to-Period Change for Fiscal Year 2020 vs Fiscal Year 2019
	Amount	% Growth
Price	$16.7	4.8%
Volume (1)	(31.6)	(9.1)%
Surcharges and other fees	0.1	—%
Commodity price and volume	(0.1)	—%
Acquisitions	29.1	8.4%
Solid waste revenues	$14.2	4.1%
(1)Adjusted for $1.4 million of inter-company movements between solid waste collection volume and the customer solutions line-of-business associated with an acquisition.
Price.
The price change component in fiscal year 2020 solid waste revenues growth from the prior year is a result of the following:
•$9.4 million from favorable collection pricing; and
•$7.3 million from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in fiscal year 2020 solid waste revenues growth from the prior year is a result of the following:
•$(18.0) million from lower disposal volumes related to landfills and transportation mainly due to the negative impacts of the COVID-19 pandemic; and
•$(13.6) million from lower collection volumes mainly due to the negative impacts of the COVID-19 pandemic.
Acquisitions and divestitures.
The acquisitions and divestitures change component in fiscal year 2020 solid waste revenues growth from the prior year is the result of the acquisition of seven tuck-in solid waste collection businesses and a solid waste collection business in fiscal year 2020 and the acquisition of four tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets in the prior year.

Operating Income (Loss)
A summary of operating income (loss) by operating segments (in millions) follows:

	December 31,		$ Change
	2020	2019
Eastern	$11.6	$9.5	$2.1
Western	42.7	42.0	0.7
Resource Solutions	7.4	5.8	1.6
Corporate Entities	(2.4)	(4.2)	1.8
Total	$59.3	$53.1	$6.2

Eastern Region
Eastern region operating income increased $2.1 million in fiscal year 2020 from the prior year. Excluding the impact of the Southbridge Landfill closure charge, the multiemployer pension plan withdrawal costs, and the expense from acquisition activities, our operating performance in fiscal year 2020 improved as a result of revenue growth and the cost impacts discussed below.
Cost of operations: Cost of operations decreased $(2.9) million in fiscal year 2020 from the prior year as a result of the following:
•lower disposal costs associated with lower volumes mainly due to the negative impacts of the COVID-19 pandemic and to a lesser extent our focus on pricing;
•lower hauling and third-party transportation costs associated with lower collection volumes mainly due to the negative impacts of the COVID-19 pandemic, which offset additional costs related to acquisition activity and higher transportation rates;
•lower labor and related benefit costs due to decreased overtime and lower benefit costs more than offsetting a special discretionary bonus for our front-line employees associated with operational execution during the COVID-19 pandemic;
•lower fuel costs due primarily to lower fuel prices, less traffic and improved fleet efficiency;
•lower direct operational costs, excluding the impact of gains associated with fixed asset sales, due to landfill operations and lower equipment costs; and
•lower fleet maintenance costs due to less wear and tear based on activity levels and lower volumes as a result of the COVID-19 pandemic; partially offset by
•higher facility maintenance costs associated with acquisition activity and related business growth.
General and administration: General and administration expense increased $0.7 million in fiscal year 2020 due to higher accrued incentive compensation, combined with higher bad debt expense based on challenges faced by our customers as a result of the economic downturn associated with the COVID-19 pandemic and a special discretionary bonus for our hourly back-office employees associated with their execution during the COVID-19 pandemic.
Depreciation and amortization: Depreciation and amortization expense increased $1.3 million in fiscal year 2020 due to higher depreciation and amortization expense associated with acquisition activity.
Western Region
Western region operating income increased $0.7 million in fiscal year 2020 from the prior year. Excluding the impact of expense from acquisition activities, our operating performance in fiscal year 2020 improved as a result of revenue growth and the cost impacts discussed below.
Cost of operations: Cost of operations increased $15.7 million in fiscal year 2020 from the prior year as a result of the following:
•higher labor and benefit costs associated with acquisition activity and a special discretionary bonus for our front-line employees associated with operational execution during the COVID-19 pandemic, partially offset by lower labor costs on decreased overtime;

•higher maintenance and repair costs associated with higher facility maintenance costs, and to a lesser extent, higher fleet maintenance costs associated with acquisition activity and related business growth, which was partially offset by fleet maintenance cost savings associated with less wear and tear based on activity levels and lower volumes as a result of the COVID-19 pandemic; and
•higher disposal costs associated with increased disposal pricing in the northeastern United States and additional volumes related to acquisition activity, more than offsetting lower commercial collection, construction and demolition, and landfill volumes, mainly due to the negative impacts of the COVID-19 pandemic and our focus on pricing; partially offset by
•lower hauling and third-party transportation costs associated with lower collection volumes, partially offset by higher costs related to increased collection volumes associated with acquisition activity and higher transportation rates;
•lower direct operational costs associated with lower landfill operating costs, partially offset by higher operating costs related to business growth; and
•lower fuel costs associated with lower fuel prices and improved fleet efficiency, partially offset by higher fuel costs related to increased volumes associated with acquisition activity.
General and administration: General and administration expense increased $5.9 million in fiscal year 2020 due to higher labor costs associated with acquisition activity, higher bad debt expense based on challenges faced by our customers as a result of the economic downturn associated with the COVID-19 pandemic, higher accrued incentive compensation and a special discretionary bonus for our hourly back-office employees associated with execution during the COVID-19 pandemic.
Depreciation and amortization: Depreciation and amortization expense increased $8.8 million in fiscal year 2020 due primarily to acquisition activity and higher landfill amortization expense associated with changes in cost estimates and other assumptions, partially offset by lower landfill volumes mainly associated with the negative impacts of the COVID-19 pandemic.
Resource Solutions
Operating income increased $1.6 million in fiscal year 2020 from the prior year due to the following:
Recycling.
Our operating performance in fiscal year 2020 improved primarily due to revenue growth on higher recycling processing fees and higher commodity pricing in the marketplace with higher cardboard and paper pricing, and higher recycling volumes both organically and as a result of acquisition activity, partially offset by higher operating costs, including disposal costs and facility and operational support costs, driven primarily by volume growth.
Organics.
Our operating performance remained flat in fiscal year 2020 as higher volumes were offset by higher operating and disposal costs.
Customer solutions.
Our operating performance in fiscal year 2020 declined as revenue growth associated with increased volumes was outpaced by higher cost of operations including an increase in hauling, transportation and disposal costs, higher labor and personnel costs, and higher depreciation expense.
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
We have $173.6 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") and $154.3 million of cash and cash equivalents as of December 31, 2020 to help meet our liquidity needs, and our next significant debt maturity, which is comprised of our Revolving Credit Facility and term loan A facility ("Term Loan Facility", and together with the Revolving Credit Facility, the "Credit Facility"), is in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.

A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	December 31,
	2020	2019
Cash and cash equivalents	$154.3	$3.5
Restricted assets:
Restricted investments securities - landfill closure	$1.8	$1.6
Debt:
Current portion	$9.2	$4.3
Non-current portion	539.2	518.4
Total debt	$548.4	$522.7
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$139.9	$116.8
Net cash used in investing activities	$(140.0)	$(177.5)
Net cash provided by financing activities	$151.0	$60.1
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2020	2019
Net income	$91.1	$31.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.8	79.8
Depletion of landfill operating lease obligations	7.8	7.7
Interest accretion on landfill and environmental remediation liabilities	7.1	7.0
Amortization of debt issuance costs and discount on long-term debt	2.2	2.3
Stock-based compensation	8.2	7.2
Operating lease right-of-use assets expense	8.5	9.6
Loss (gain) on sale of property and equipment	0.9	(0.9)
Southbridge Landfill non-cash closure charge	0.3	0.1
Non-cash expense from acquisition activities and other items	0.6	0.1
Withdrawal costs - multiemployer pension plan	—	2.2
Deferred income taxes	(52.3)	(1.2)
	165.2	145.6
Changes in assets and liabilities, net	(25.3)	(28.8)
Net cash provided by operating activities	$139.9	$116.8
Net cash provided by operating activities increased $23.1 million in fiscal year 2020 as compared to fiscal year 2019. This was the result of improved operational performance combined with the favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in fiscal year 2020 as compared to fiscal year 2019, see Results of Operations included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K. The favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in fiscal year 2020 as compared to fiscal year 2019 was due primarily to the following:

•a $13.8 million favorable impact to operating cash flows associated with the change in accrued expenses and other liabilities due primarily to the timing of environmental remediation payments and final capping, closure and post-closure payments, which increased in fiscal year 2019 and then decreased in fiscal year 2020; and
•a $11.3 million favorable impact to operating cash flows associated with the change in accounts receivable; and
•a $0.5 million favorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets; partially offset by
•a $(22.0) million unfavorable impact to operating cash flows associated with the change in accounts payable based on differences in the timing of payments.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2020	2019
Acquisitions, net of cash acquired	$(32.5)	$(75.4)
Additions to property, plant and equipment	(108.0)	(103.2)
Proceeds from sale of property and equipment	0.5	0.8
Proceeds from property insurance settlement	—	0.3
Net cash used in investing activities	$(140.0)	$(177.5)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In fiscal year 2020, we acquired seven tuck-in solid waste collection businesses and a solid waste collection business, a transportation business, and one recycling operation for total consideration of $33.5 million, including $29.0 million in cash, and paid $3.5 million in holdback payments on businesses previously acquired, as compared to fiscal year 2019, during which we acquired seven tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations and a business comprised of solid waste hauling and transfer assets for total consideration of $82.2 million, including $72.1 million in cash and $3.3 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $4.8 million higher in fiscal year 2020 as compared to fiscal year 2019 primarily due to timing differences and the following items:
•$5.7 million in additional capital expenditures from phase VI construction and development costs related to long-term infrastructure at the Subtitle D landfill in Coventry, Vermont ("Waste USA Landfill") to facilitate future landfill airspace construction which will significantly enhance the economic useful life of the Waste USA Landfill once construction is finished; partially offset by
•$(1.8) million from lower capital expenditures associated with the integration of newly acquired operations, which includes planned capital expenditures following an acquisition, as well as non-routine development investments that are expected to provide long-term returns.
Proceeds from property insurance settlement. Recovery of insurance proceeds was $(0.3) million lower in fiscal year 2020 as compared to fiscal year 2019 due to increased recoveries in prior year pertaining to property damage related to a fire at a transfer station in our Western region.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2020	2019
Proceeds from debt borrowings	$157.0	$197.8
Principal payments on debt	(149.4)	(243.4)
Payments of debt issuance costs	(1.5)	(0.7)
Proceeds from the exercise of share-based awards	0.1	3.4
Proceeds from the public offering of Class A Common Stock	144.8	100.4
Proceeds from unregistered sale of Class A Common Stock	—	2.6
Net cash provided by financing activities	$151.0	$60.1
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash provided by debt activity increased $53.2 million year-over-year. The increase in financing cash flows related to debt activity is primarily associated with the timing of the pay down of our Revolving Credit Facility and an increase in new finance lease obligations.
Payments of debt issuance costs. We made $1.5 million of debt issuance cost payments in fiscal year 2020 related to the issuance of $40.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") as compared to $0.7 million of debt issuance cost payments in fiscal year 2019 related to the remarketing of $11.0 million aggregate principal amount of New Hampshire Bonds and $25.0 million aggregate principal amount of New York Bonds 2014R-1.
Proceeds from the exercise of share-based awards. We received $0.1 million of cash receipts associated with the exercise of stock options in fiscal year 2020 as compared to $3.4 million in the prior year.
Proceeds from the public offering of Class A Common Stock. In fiscal year 2020, we completed a public offering of 2.7 million shares of our Class A common stock at a public offering price of $56.00 per share. The offering resulted in net proceeds to us of $144.8 million, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering were and are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, and for working capital and capital expenditures.
In fiscal year 2019, we completed a public offering of 3.6 million shares of our Class A common stock at a public offering price of $29.50 per share. The offering resulted in net proceeds to us of $100.4 million, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering were used for general corporate purposes, including acquisitions, development of new operations or assets with the goal of complementing or expanding our business, working capital and capital expenditures.
Proceeds from the unregistered sale of Class A Common Stock. In fiscal year 2019, we completed the unregistered sale of 59,307 shares of our Class A common stock at a price of $44.15 per share. The sale resulted in net proceeds to us of $2.6 million. The shares were previously held in escrow according to the terms of our acquisition of Waste Stream Inc. ("WSI") in 1999 and released to us for liquidation to offset costs associated with the environmental remediation of WSI's Potsdam, New York site. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional disclosure.
Outstanding Long-Term Debt
Credit Facility
As of December 31, 2020, under our credit agreement ("Credit Agreement"), we had outstanding $350.0 million aggregate principal amount of borrowings under our Term Loan Facility and no borrowings under our $200.0 million Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the Credit Agreement.

The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2020, further advances were available under the Credit Facility in the amount of $173.6 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.4 million, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2020, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Fiscal Year Ended December 31, 2020	Covenant Requirements at December 31, 2020
Maximum consolidated net leverage ratio (1)	2.76	4.00
Minimum interest coverage ratio	8.71	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million and up to $50.0 million (calculated at $498.4 million as of December 31, 2020, or $548.4 million of consolidated funded debt less $50.0 million of cash and cash equivalents in excess of $2.0 million and up to $50.0 million as of December 31, 2020), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2020. Consolidated funded debt, net of unencumbered cash and cash equivalents in excess of $2.0 million and up to $50.0 million, and consolidated EBITDA as defined by the Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended December 31, 2020
Net cash provided by operating activities	$139.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures	25.3
Loss on sale of property and equipment	(0.9)
Non-cash expense from acquisition activities and other items	(0.6)
Stock based compensation	(8.2)
Operating lease right-of-use assets expense	(8.5)
Southbridge Landfill non-cash closure charge	(0.3)
Interest expense, less amortization of debt issuance costs	20.2
Benefit for income taxes, net of deferred income taxes	(0.5)
Adjustments as allowed by the Credit Agreement	14.1
Consolidated EBITDA	$180.5
In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
As of December 31, 2020, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

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
Tax-Exempt Financings
New York Bonds. In fiscal year 2020, we completed the issuance of $40.0 million aggregate principal amount of New York Bonds 2020. The New York Bonds 2020, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.75% per annum from September 2, 2020 through September 1, 2025, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The New York Bonds 2020 mature on September 1, 2050. As of December 31, 2020, we had outstanding $40.0 million aggregate principal amount of New York Bonds 2020.
In fiscal year 2019, we completed the remarketing of $25.0 million aggregate principal amount of New York Bonds 2014R-1. As of December 31, 2020, we had outstanding $25.0 million aggregate principal amount of New York Bonds 2014R-1 and $15.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds 2014”). The New York Bonds 2014R-1 accrue interest at 2.875% per annum through December 2, 2029, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds 2014 to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds 2014.
Maine Bonds. As of December 31, 2020, we had outstanding $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005 (“FAME Bonds 2005R-3"), $15.0 million aggregate principal amount Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015 (“FAME Bonds 2015R-1”), and $15.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on May 1 and November 1 of each year until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds 2005R-3, 2015R-1 and 2015R-2 (collectively, the "FAME Bonds") are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. As of December 31, 2020, we had outstanding $16.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds"). The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028, after which time there is a mandatory tender, and interest is payable semiannually on May 1 and November 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. In fiscal year 2019, we completed the remarketing of $11.0 million aggregate principal amount of senior unsecured New Hampshire Bonds. As of December 31, 2020, we had outstanding $11.0 million aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.95% per annum through maturity on April 1, 2029. During the fixed interest rate period, the New Hampshire Bonds are not supported by a letter of credit. Interest is payable on April 1 and October 1 of each year. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.

Contractual Obligations
The following table summarizes our significant contractual obligations and commitments as of December 31, 2020 (in thousands) and the anticipated effect of these obligations on our liquidity in future years:

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Debt	$9,240	$360,143	$36,066	$142,970	$548,419
Interest obligations (1)	14,575	27,999	13,932	68,440	124,946
Non-cancellable operating leases	6,097	6,109	1,740	4,698	18,644
Landfill operating lease contracts	5,605	10,990	12,410	42,872	71,877
Pension plan contributions	147	294	294	1,583	2,318
Environmental remediations	377	654	665	4,667	6,363
Final capping, closure and post-closure	8,840	12,286	13,089	180,919	215,134
Total contractual cash obligations (2)	$44,881	$418,475	$78,196	$446,149	$987,701

(1)Based on debt balances as of December 31, 2020. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2020.
(2)Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2021.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2020. For further description over contractual obligations, see Note 9, Leases, Note 11, Final Capping, Closure and Post-Closure Costs, Note 13, Commitments and Contingencies and Note 17, Income Taxes, to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
Critical Accounting Estimates and Assumptions
Our consolidated financial statements have been prepared in accordance with GAAP and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations and cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Our significant accounting policies are more fully discussed in Note 3, Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Landfill Accounting
Landfill Development Costs. We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy more fully discussed in Note 3, Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period.
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
Final Capping, Closure and Post-Closure Costs. The cost estimates for final capping, closure and post-closure activities at landfills for which we have responsibility are estimated based on our interpretations of current requirements and proposed or anticipated regulatory changes. We also estimate additional costs based on the amount a third-party would charge us to perform such activities even when we expect to perform these activities internally. We estimate the airspace to be consumed related to each final capping event and the timing of construction related to each final capping event and of closure and post-closure activities. Because landfill final capping, closure and post-closure obligations are measured at estimated fair value using present value techniques, changes in the estimated timing of construction of future landfill final capping and closure and post-closure activities would have an effect on these liabilities, related assets and results of operations.
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
Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accountants, lawyers, managers and others, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended, as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace. See Note 11, Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
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
Environmental Remediation Liabilities
We have recorded environmental remediation liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions – charged to expense in fiscal year 2020 consider the current economic conditions associated with the COVID-19 pandemic and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable are written off when deemed to be uncollectible. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses to our consolidated financial statements under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.

Goodwill and Other Intangibles
We annually assess goodwill for impairment at the end of our fiscal year or more frequently if events or circumstances indicate that impairment may exist. We may assess whether a goodwill impairment exists using either a qualitative or a quantitative assessment. If we perform a qualitative assessment, it involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment to determine whether goodwill impairment exists at the reporting unit. Effective January 1, 2020, we adopted Accounting Standards Update 2017-04, Intangibles - Goodwill and Other (Topic 350). Under this guidance, Step 2 of the testing for goodwill impairment was eliminated and going forward we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, noting that the amount is not to exceed the total amount of goodwill allocated to that reporting unit.
In testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and our recycling, and customer solutions lines-of-business, which are included in our Resource Solutions operating segment, and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, noting that the amount is not to exceed the total amount of goodwill allocated to that reporting unit.
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
•a more likely than not expectation that an operating segment or a significant portion thereof will be sold; or
•the testing for recoverability of a significant asset group within the operating segment.
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2020. As of October 1, 2020, our Eastern, Western, recycling, and customer solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, in each case the fair value of our Eastern, Western, recycling, and customer solutions reporting units exceeded its carrying value by in excess of 77.2%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2020, 2019 or 2018. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible assets consist primarily of covenants not-to-compete and customer lists. Intangible assets are recorded at fair value and are amortized based on the economic benefit provided or using the straight-line method over their estimated useful lives. Covenants not-to-compete and customer lists are typically amortized over a term of no more than 10 years. See Note 10, Goodwill and Intangible Assets to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
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

Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2020 under the workers’ compensation plan was $1.25 million per individual event. Our maximum exposure in fiscal year 2020 under the automobile plan was $3.65 million per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheet as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
In the fourth quarter of 2020, we determined it was more likely than not that our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit of $61.3 million in income taxes. See Note 17, Income Taxes to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure, including the effect of the valuation allowance release.
Contingent Liabilities
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. Contingent liabilities accounted for under purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
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

The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model. The fair value of restricted stock, restricted stock unit and performance stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model. See Note 14, Stockholders' Equity to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
Defined Benefit Pension Plan
We make contributions to one qualified multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund ("Pension Plan"). The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary. See Note 16, Employee Benefit Plans to our consolidated financial statements included under Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
New Accounting Standards
For a description of the new accounting standards that may affect us, see Note 2, Accounting Changes to our consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In the normal course of business we are exposed to market risks, including changes in interest rates and certain commodity prices. We have a variety of strategies to mitigate these market risks, including at times using derivative instruments to hedge some portion of these risks.
Interest Rate Volatility
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. In fiscal year 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60.0 million that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In fiscal year 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(0.8) million associated with the dedesignated interest rate derivative agreements and the $0.4 million cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both December 31, 2020 and December 31, 2019, our interest rate derivative agreements have a total notional amount of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.5%. The agreements mature between February 2021 and May 2023.
Additionally, we have forward starting interest rate derivative agreements with a total notional amount of $125.0 million that mature between February 2026 and May 2028. We receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.6%.
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

As of December 31, 2020, we have $198.4 million of fixed rate debt as of December 31, 2020 in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $160.0 million of long-term debt as of December 31, 2020. The weighted average interest rate on the variable rate portion of long-term debt was approximately 1.9% at December 31, 2020. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.6 million.
Commodity Price Volatility
Through our recycling operation, we market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to offtake recycling commodity risks; (2) in-bound material recovery facilities ("MRF") customers receiving a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycling commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2020, we were not party to any commodity hedging agreements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Landfill Accounting
As described in Note 3 of the consolidated financial statements, the Company capitalizes landfill acquisition and development costs and charges those costs to expense on a units-of-consumption method as landfill airspace is consumed. In addition, the Company accrues an asset retirement obligation for estimated capping, closure and post-closure costs related to its landfills. As described in Note 8 of the consolidated financial statements, as of December 31, 2020, the Company’s landfill assets totaled $635.1 million, and the associated amortization expense for the year ended December 31, 2020 was $27.5 million. As described in Note 11 of the consolidated financial statements, as of December 31, 2020, the Company estimated its accrued capping, closure and post-closure costs at $82.5 million. The landfill asset amortization and accrued capping, closure and post-closure costs are based on estimates of future cash flows, which require significant assumptions and estimates about the future operations and retirement of each landfill. Management estimates the costs and timing of expected future cash flows based on various assumptions at each individual landfill including:
•The future landfill development costs, as well as costs associated with the final capping, closure and post closure activities.
•Remaining permitted and unpermitted expansion airspace, which is estimated by Company engineers, in consultation with third-party engineers and surveyors, who utilize annual aerial surveys.
•Compaction factors, or airspace utilization factors (AUF), are estimated using a process that considers the measured density obtained from annual aerial surveys.
•Inflation rates and credit adjusted risk-free rate
We identified the Company’s landfill asset amortization expense and accrued capping, closure and post-closure costs as a critical audit matter because of the significant assumptions and judgments made by management. Auditing management’s assumptions and judgements involved a high degree of auditor judgment and increased audit effort.
Our audit procedures related to landfill asset amortization expense and accrued capping, closure and post-closure costs included the following, among others:
•We obtained an understanding of the relevant controls related to landfill asset amortization expense and accrued capping, closure and post-closure costs and tested such controls for design and operating effectiveness, including those over the determination of the appropriate discount and inflation rates and the amount and timing of expected future cash flows.
•We tested internal and external data used by management in the future cost estimates for both landfill asset amortization expense and capping, closure and post-closure activities, by evaluating the reasons for significant changes in assumptions from historical trends and determined whether the change from the historical trend was appropriate and identified in the proper period.
•We confirmed the landfill topography drawings and results of aerial surveys directly with the third-party engineers. We agreed relevant data outputs from the topography drawings, such as permitted and unpermitted expansion airspace, to the relevant data inputs in management’s estimates of future cash flows.
•We compared remaining permitted airspace to issued permits and evaluated management’s determination of unpermitted expansion airspace through a comparison of airspace and annual aerial surveys.
•We compared the results of the AUF calculated by aerial surveys to the factors utilized by management in the estimates of future cash flows.
•We assessed the appropriateness of the methodology used by management in developing the inflation rate, and we tested the completeness and accuracy of the underlying data utilized by management.
•We evaluated the appropriateness of the methodology used by management in developing the credit adjusted risk-free rate and tested it by comparing the Company’s credit adjusted risk-free rate to an independent data source.
•We assessed the qualifications, reputation and objectivity of management’s third-party engineering specialists.

Realizability of Deferred Tax Assets
As described in Note 3 and Note 17 of the consolidated financial statements, the Company utilizes estimates to determine its provision for income taxes and related assets and liabilities and any valuation allowance recorded against its gross deferred tax assets. Valuation allowances are established when a Company concludes that based on an analysis of all positive and negative evidence, it is more likely than not that a deferred tax asset will not be realized. As of December 31, 2020, the Company’s deferred tax assets, before valuation allowance, were $86.8 million. During the year ended December 31, 2020, the Company recorded a deferred tax benefit of $61.3 million related to the reduction of a previously established valuation allowance against deferred tax assets. Deferred income taxes are recognized based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using currently enacted tax rates. Deferred tax assets are recorded to the extent management concludes that the assets will more likely than not be realized. Valuation allowances are established for the possibility that tax benefits may not be realized for certain deferred tax assets. In making the determination of the realizability of deferred tax assets, management considered all available positive and negative evidence, including projected future taxable income, recent financial results and estimates of future reversals of deferred tax assets and liabilities.
We identified the realizability of deferred tax assets as a critical audit matter because of the significant assumptions and judgments use by management, including projections of future taxable income and estimates of future reversals of deferred tax assets and liabilities. Auditing management’s assumptions and judgements regarding the realizability of the Company’s deferred tax assets involved a high degree of auditor judgment and increased audit effort, including the use of our income tax professionals.
Our audit procedures related to the realizability of the Company’s deferred tax assets included the following, among others:
•We obtained an understanding of the relevant controls related to the realizability of deferred tax assets and tested such controls for design and operating effectiveness, including controls over management’s evaluation of the positive and negative evidence such as future reversals of deferred tax assets and liabilities and projections of future taxable income.
•We tested the completeness and accuracy of the underlying data used by management in developing the projections of future taxable income.
•With the assistance of our tax professionals, we evaluated the reasonableness of the Company’s projections of future taxable income, including the taxable income by tax jurisdiction, by comparing the projections to historical results.
•With the assistance of our tax professionals, we evaluated that the future reversals of deferred tax assets and liabilities by:
◦Recalculating the underlying schedule of reversals of deferred tax assets and liabilities.
◦Confirming that the expected reversals of deferred tax assets and liabilities are based on the actual amounts that would reverse in a particular year or are reasonably supported by the nature of the reversing item and period in which the item would be deductible.
◦Confirming that the reversals of deferred tax assets and liabilities are supported by the appropriate tax law.
/s/ RSM US LLP
We have served as the Company's auditor since 2010.
Boston, Massachusetts
February 19, 2021

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,342	$3,471
Accounts receivable, net of allowance for credit losses of $2,333 and $1,468, respectively	74,198	80,205
Refundable income taxes	229	1,251
Prepaid expenses	9,289	8,994
Inventory	7,868	7,679
Other current assets	1,328	1,213
Total current assets	247,254	102,813
Property, plant and equipment, net of accumulated depreciation and amortization of $900,882 and $844,874, respectively	510,512	443,825
Operating lease right-of-use assets	95,310	108,025
Goodwill	194,901	185,819
Intangible assets, net	58,324	58,721
Restricted assets	1,848	1,586
Cost method investments	11,264	11,264
Deferred income taxes	61,163	8,577
Other non-current assets	13,322	11,552
Total assets	$1,193,898	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2020	December 31, 2019
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$9,240	$4,301
Current operating lease liabilities	8,547	9,356
Accounts payable	49,198	64,396
Accrued payroll and related expenses	17,282	14,375
Accrued interest	2,126	2,041
Contract liabilities	2,685	2,299
Current accrued capping, closure and post-closure costs	10,268	10,223
Other accrued liabilities	31,862	23,598
Total current liabilities	131,208	130,589
Debt, less current portion	530,411	509,021
Operating lease liabilities, less current portion	60,979	70,709
Accrued capping, closure and post-closure costs, less current portion	72,265	61,704
Deferred income taxes	912	2,643
Other long-term liabilities	35,981	34,763
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Casella Waste Systems, Inc. stockholders' equity:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,101,000 and 46,803,000 shares issued and outstanding, respectively	501	468
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	639,247	485,332
Accumulated deficit	(266,099)	(357,016)
Accumulated other comprehensive loss, net of tax	(11,517)	(6,041)
Total stockholders' equity	362,142	122,753
Total liabilities and stockholders' equity	$1,193,898	$932,182
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
Revenues	$774,584	$743,290	$660,660
Operating expenses:
Cost of operations	515,646	508,656	453,291
General and administration	102,410	92,782	84,791
Depreciation and amortization	90,782	79,790	70,508
Southbridge Landfill closure charge, net	4,587	2,709	8,054
Expense from acquisition activities and other items	1,862	2,687	1,872
Withdrawal costs - multiemployer pension plan	—	3,591	—
Contract settlement charge	—	—	2,100
Development project charge	—	—	311
	715,287	690,215	620,927
Operating income	59,297	53,075	39,733
Other expense (income):
Interest income	(303)	(367)	(273)
Interest expense	22,371	25,102	26,294
Loss on debt extinguishment	—	—	7,352
Impairment of investments	—	—	1,069
Other income	(1,073)	(1,439)	(745)
Other expense, net	20,995	23,296	33,697
Income before income taxes	38,302	29,779	6,036
Benefit for income taxes	(52,804)	(1,874)	(384)
Net income	$91,106	$31,653	$6,420
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for per share data)

	Fiscal Year Ended December 31,
	2020	2019	2018
Basic earnings per common share:
Weighted average common shares outstanding	48,793	47,226	42,688
Basic earnings per common share	$1.87	$0.67	$0.15
Diluted earnings per common share:
Weighted average common shares outstanding	49,045	47,966	44,168
Diluted earnings per common share	$1.86	$0.66	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
Net income	$91,106	$31,653	$6,420
Other comprehensive loss, before tax:
Hedging activity:
Interest rate swap settlements	(3,644)	(498)	(361)
Interest rate swap amounts reclassified into interest expense	3,679	115	287
Unrealized loss resulting from changes in fair value of derivative instruments	(7,540)	(4,350)	(1,400)
Other comprehensive loss	(7,505)	(4,733)	(1,474)
Tax effect related to items of other comprehensive loss	(2,029)	—	—
Other comprehensive loss, net of tax	(5,476)	(4,733)	(1,474)
Comprehensive income	$85,630	$26,920	$4,946
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Casella Waste Systems, Inc. Stockholders' Equity (Deficit)
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2017	$(37,862)	41,298	$413	988	$10	$356,638	$(395,107)	$184
Cumulative effect of new accounting principle	—	—	—	—	—	—	18	(18)
Issuances of Class A common stock	1,017	496	5	—	—	1,012	—	—
Issuance of Class A common stock - acquisition	7,622	150	1	—	—	7,621	—	—
Stock-based compensation	8,445	—	—	—	—	8,445	—	—
Comprehensive income:
Net income	6,420	—	—	—	—	—	6,420	—
Other comprehensive loss
Hedging activity	(1,474)	—	—	—	—	—	—	(1,474)
Balance, December 31, 2018	(15,832)	41,944	419	988	10	373,716	(388,669)	(1,308)
Cumulative effect of new accounting principle	100,446	3,565	36	—	—	100,410	—	—
Issuances of Class A common stock	3,996	1,227	12	—	—	3,984	—	—
Issuance of Class A common stock - acquisition	—	67	1	—	—	(1)	—	—
Stock-based compensation	7,223	—	—	—	—	7,223	—	—
Comprehensive income:
Net income	31,653	—	—	—	—	—	31,653	—
Other comprehensive loss
Hedging activity	(4,733)	—	—	—	—	—	—	(4,733)
Balance, December 31, 2019	122,753	46,803	468	988	10	485,332	(357,016)	(6,041)
Cumulative effect of new accounting principle	(189)	—	—	—	—	—	(189)	—
Issuance of Class A common stock - equity offering	144,790	2,703	27	—	—	144,763	—	—
Issuances of Class A common stock - acquisition	—	36	1	—	—	(1)	—	—
Issuances of Class A common stock	939	559	5	—	—	934	—	—
Stock-based compensation	8,219	—	—	—	—	8,219	—	—
Comprehensive income:
Net income	91,106	—	—	—	—	—	91,106	—
Other comprehensive loss
Hedging activity	(5,476)	—	—	—	—	—	—	(5,476)
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$91,106	$31,653	$6,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,782	79,790	70,508
Depletion of landfill operating lease obligations	7,781	7,711	9,724
Interest accretion on landfill and environmental remediation liabilities	7,090	6,976	5,708
Amortization of debt issuance costs and discount on long-term debt	2,169	2,293	2,449
Stock-based compensation	8,219	7,223	8,445
Operating lease right-of-use assets expense	8,476	9,559	—
Loss (gain) on sale of property and equipment	936	(892)	(492)
Southbridge Landfill non-cash closure charge, net	263	74	16,179
Southbridge Landfill insurance recovery for investing activities	—	—	(3,506)
Development project charge	—	—	311
Non-cash expense from acquisition activities and other items	554	65	757
Loss on debt extinguishment	—	—	7,352
Impairment of investments	—	—	1,069
Withdrawal costs - multiemployer pension plan	—	2,230	—
Deferred income taxes	(52,288)	(1,244)	1,250
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	5,815	(5,464)	(5,833)
Landfill operating lease contract expenditures	(5,386)	(5,307)	—
Accounts payable	(15,226)	6,762	9,091
Prepaid expenses, inventories and other assets	(1,211)	(1,669)	535
Accrued expenses, contract liabilities and other liabilities	(9,158)	(22,931)	(9,133)
Net cash provided by operating activities	139,922	116,829	120,834
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(32,457)	(75,379)	(88,918)
Additions to property, plant and equipment	(108,108)	(103,165)	(73,232)
Payments on landfill operating lease contracts	—	—	(7,415)
Proceeds from sale of property and equipment	533	750	870
Proceeds from Southbridge Landfill insurance recovery for investing activities	—	—	3,506
Proceeds from property insurance settlement	—	332	992
Net cash used in investing activities	(140,032)	(177,462)	(164,197)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	157,000	197,800	634,700
Principal payments on debt	(149,378)	(243,374)	(584,223)
Payments of debt issuance costs	(1,531)	(749)	(5,573)
Proceeds from the exercise of share based awards	100	3,355	471
Proceeds from the public offering of Class A Common Stock	144,790	100,446	—
Proceeds from unregistered sale of Class A Common Stock	—	2,619	—
Net cash provided by financing activities	150,981	60,097	45,375
Net increase (decrease) in cash and cash equivalents	150,871	(536)	2,012
Cash and cash equivalents, beginning of period	3,471	4,007	1,995
Cash and cash equivalents, end of period	$154,342	$3,471	$4,007
The accompanying notes are an integral part of these consolidated financial statements.
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20,117	$23,183	$23,523
Income tax (refunds) payments, net	$(1,534)	$(1,631)	$105
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets acquired through long-term obligations	$18,069	$13,053	$7,092
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share data)

1.     BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), its consolidated subsidiaries and any partially owned entities over which it has a controlling financial interest (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper, and corrugated cardboard, which have been processed at our recycling facilities, as well as recyclables purchased from third-parties. Effective January 1, 2020, we reorganized our operations to consist of a single resource-renewal focused operation by combining our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services into our Resource Solutions operating segment. We continue to manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities operating segment. Segment information reported in the fiscal years ended December 31, 2019 (:fiscal year 2019") and 2018 ("fiscal year 2018"), and as of December 31, 2019 has been reclassified to conform with the fiscal year ended December 31, 2020 ("fiscal year 2020") and as of December 31, 2020 presentation.
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
The COVID-19 pandemic has caused, and will continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the first quarter of fiscal year 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Even with the continued negative impact of the COVID-19 pandemic, we did experience improved demand for services as local economies started to reopen as allowed by State Governments. This positive trend continued through December 31, 2020, as additional small business collection customers increased service levels, construction activity continued to rebound, and overall higher economic activity across the northeast led to higher landfill volumes. Despite these positive trends, our collection and disposal operations were negatively impacted by lower volumes attributable to the COVID-19 pandemic in fiscal year 2020, extending into the first quarter of fiscal year 2021.
The COVID-19 pandemic has negatively impacted and will continue to impact our business in other ways, as we have experienced and continue to experience increased costs in response to the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), potential employee layoffs or furloughs, employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, and temporary closures of our facilities or the facilities of our customers. In early September 2020, we also paid a special bonus to all our hourly employees (both frontline and administrative) to recognize their hard work and commitment to safety, environmental compliance and high customer service standards as essential service providers during the COVID-19 pandemic. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the nature, duration or scope of the overall impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. For further information regarding the impact of the COVID-19 pandemic on us, see Item 1A, “Risk Factors” included in this Annual Report on Form 10-K.

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
We adopted this guidance effective January 1, 2020 using the required modified-retrospective approach. We recognized a cumulative effect adjustment of $(189) to retained earnings upon implementation. This guidance replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. CECL requires consideration of past events, current conditions, and reasonable and supportable forecasts about the future to assess credit loss estimates and will generally result in the earlier recognition of an allowance for credit losses. We have updated our business processes and systems and controls to support recognition and disclosure under the new guidance. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses for additional disclosure.

A table providing a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption

ASU No. 2020-04: Reference Rate Reform (Topic 848)	Provides temporary optional guidance to ease the potential burden in applying GAAP to contract modifications and hedging relationships that reference London Inter-Bank Offered Rate or another reference rate expected to be discontinued, subject to meeting certain criteria.	We are currently assessing the provisions of this guidance and do not expect that its adoption will have an impact on our consolidated financial statements and related disclosures. This guidance will be in effect from March 12, 2020 through December 31, 2022.

ASU No. 2019-12: Income Taxes (Topic 740)	Reduces the complexity over accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes.
We don't anticipate that this guidance will have a material impact on our consolidated financial statements and related disclosures upon adoption, but may in the future. This guidance is effective January 1, 2021.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted investment securities, accounts receivable and derivative instruments. We maintain cash and cash equivalents and restricted investment securities with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2020, no single customer or customer group represented greater than 5% of total accounts receivable. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions – charged to expense in the fiscal year 2020 consider the current economic conditions associated with the COVID-19 pandemic and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable are written off when deemed to be uncollectible. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses for disclosure over allowance for credit losses.
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
Landfill development costs are included in property, plant and equipment. Landfill development costs include costs to develop each of our landfill sites, including such costs related to landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction, and other capital infrastructure. Additionally, landfill development costs include all land purchases within the landfill footprint and the purchase of any required landfill buffer property. Under life-cycle accounting, these costs are capitalized and charged to expense based on tonnage placed into each site. See the “Landfill Accounting” accounting policy below for additional disclosure over the amortization of landfill development costs and Note 8, Property, Plant and Equipment for disclosure over property, plant and equipment.
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
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property, Plant and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during the fiscal years 2020, 2019 and 2018 was $413, $263 and $140, respectively.
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
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (1.6% as of December 31, 2020). Final capping, closure and post-closure liabilities are then discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2020 is between approximately 8.2% and 10.2%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $6,436, $6,227 and $5,556 in fiscal years 2020, 2019 and 2018, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized, and the costs are amortized based on the remaining airspace related to the specific final capping event. See Note 11, Final Capping, Closure and Post-Closure Costs for disclosure over asset retirement obligations related to final capping, closure and post-closure costs.
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted investment securities. Surety bonds securing closure and post-closure obligations at December 31, 2020 and December 31, 2019 totaled $205,048 and $220,633, respectively. Letters of credit securing closure and post-closure obligations as of December 31, 2020 and December 31, 2019 totaled $0 and $0, respectively. See Note 7, Restricted Assets for disclosure over restricted investment securities securing closure and post-closure obligations.
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
Under ASU No. 2016-02, Leases ("Topic 842"), we recognize a right-of-use asset and a lease liability for core leases classified as operating leases with a term in excess of 12 months in our consolidated balance sheet. For other non-core operating leases, which is comprised of small-dollar-value items such as office equipment, we continued to expense these costs in the period incurred rather than capitalizing such expenditures on our consolidated balance sheet. We identify lease and nonlease components in a contract to which consideration in the contract will be allocated. We may elect by class of underlying asset to choose not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components in a contract as part of the single lease component. We have elected to not separate lease components from nonlease components for property leases and are, therefore, not allocating consideration between lease and nonlease components for this asset class. Lease payments include: fixed payments, including in-substance fixed payments, less any lease incentives paid or payable to the lessee; variable lease payments that depend on an index or a rate; exercise price of a purchase option reasonably certain to be exercised; penalties for terminating a lease; and amounts where it is probable that we will owe under a residual value guarantee. Refundable deposits are not considered to be a fixed payment. Variable lease costs that are not based on an index or a rate are recorded to expense in the period incurred. Lease term is determined at lease commencement, and includes any noncancellable period for which we have the right to use the underlying asset together with any periods covered by an option to extend or terminate the lease if we are reasonably certain to exercise the option to extend or not to exercise the option to terminate. The initial determination of a lease liability is calculated as the net present value of the lease payments not yet paid. The discount rate used to determine present value is the rate implicit in the lease, if present, or, if not present, our incremental borrowing rate, which is a rate that reflects interest that we would have to pay to borrow funds on a collateralized basis over a similar term to the lease and in a similar economic environment. For shorter term leases, such as vehicle and equipment leases, we calculate our incremental borrowing rate using the interest rate from our existing secured line of credit, adjusted based on term. For longer term leases, such as our landfill operating leases, we calculate our incremental borrowing rate based on an industry yield curve with a similar credit rating, adjusted by a company specific spread as determined by a third-party. See Note 9, Leases for further disclosure over lease costs and other lease information.

Goodwill and Intangible Assets
Goodwill. Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but as discussed in the “Asset Impairments” accounting policy below, we assess our goodwill for impairment at least annually. See Note 10, Goodwill and Intangible Assets for disclosure over goodwill.
Intangible Assets. Intangible assets consist primarily of covenants not-to-compete and customer lists. Intangible assets are recorded at fair value and are amortized based on the economic benefit provided or using the straight-line method over their estimated useful lives. Covenants not-to-compete and customer lists are typically amortized over a term of no more than 10 years. See Note 10, Goodwill and Intangible Assets for disclosure over intangible assets.
Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. As of December 31, 2020 and December 31, 2019, we had no investments accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of both December 31, 2020 and December 31, 2019, we had cost method investments totaling $11,264.
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
Fair Value of Financial Instruments
Our financial instruments may include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, restricted cash reserved to finance certain capital projects, interest rate derivatives, trade payables and debt. Accounting standards include disclosure requirements around fair values used for certain financial instruments and establish a fair value hierarchy. The three-tier hierarchy prioritizes valuation inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data. See Note 12, Debt and Note 15, Fair Value of Financial Instruments for fair value disclosure over debt and financial instruments, respectively. See the “Derivatives and Hedging” accounting policy below for the fair value disclosure over interest rate derivatives.
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
Environmental Remediation Liabilities
We have recorded environmental remediation liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value. See Note 13, Commitments and Contingencies for disclosure over environmental remediation liabilities.
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. Our maximum exposure in fiscal year 2020 under the workers’ compensation plan was $1,250 per individual event. Our maximum exposure in fiscal year 2020 under the automobile plan was $3,650 per individual event. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $16,946 and $16,853 as of December 31, 2020 and December 31, 2019, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
In the fourth quarter of fiscal year 2020, we determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on the majority of its net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit of $54,966 in income taxes. See Note 17, Income Taxes for disclosure related to income taxes, including the effect of the valuation allowance release.

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
Our strategy to hedge against fluctuations in the commodity prices of recycled paper is to enter into hedges to mitigate the variability in cash flows generated from the sales of recycled paper at floating prices, resulting in a fixed price being received from these sales. We evaluate the hedges and ensure that these instruments qualify for hedge accounting pursuant to derivative and hedging guidance. Designated as highly effective cash flow hedges, both the effective and ineffective portion of the change in the fair value of these derivatives is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss until the hedged item is settled and recognized as part of commodity revenue. If the price per short ton of the underlying commodity, as reported on the Official Board Market, is less than the contract price per short ton, we receive the difference between the average price and the contract price (multiplied by the notional tons) from the respective counter-party. If the price per short ton of the underlying commodity exceeds the contract price per short ton, we pay the calculated difference to the counter-party. The fair value of commodity hedges is obtained or derived from our counter-parties using valuation models that take into consideration market price assumptions for commodities based on underlying active markets. We were not party to any commodity hedge contracts as of December 31, 2020.
Our strategy to hedge against fluctuations in variable interest rates involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates. For interest rate derivatives deemed to be highly effective cash flow hedges, both the effective and ineffective portion of the change in fair value of these derivatives is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss and reclassified into earnings through interest expense in the same period or periods during which the hedged transaction affects earnings. See Note 15, Fair Value of Financial Instruments for fair value disclosure over derivative instruments and Note 12, Debt for further disclosure over interest rate derivatives.
Contingent Liabilities
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 13, Commitments and Contingencies for disclosure over loss contingencies, as applicable. Contingent liabilities accounted for under purchase accounting are recorded at their fair values. These fair values may be different from the values we would have otherwise recorded, had the contingent liability not been assumed as part of an acquisition of a business.

Revenue Recognition
We disaggregate our revenues by applicable service line: collection, landfill, transfer, customer solutions, recycling, organics, transportation and landfill gas-to-energy. Under the revenue recognition guidance, revenues are measured based on the consideration specified in a contract with a customer. The circumstances that impact the timing and amount of revenue recognized for each applicable service line may vary based on the nature of the service performed. We generally recognize revenues for services over time as we satisfy the performance obligation by transferring control over the service to the customer as the service is performed and the benefit is received and consumed by the customer. Services are typically delivered in a series as a single bundled performance obligation over either a designated period of time or for specified number of services. Services may also be delivered as a single bundled service, on a period-to-period basis, or in a spot transaction. Consideration may be variable on a per ton basis and/or fixed. Fixed consideration is allocated to each distinct service and variable consideration is allocated to the increment of time that the service is performed, and we have the contractual right to the fee. Fees are typically billed weekly, monthly, quarterly or in advance. Generally, the amount of consideration that we have the right to receive that is invoiced to the customer directly corresponds to the value of our performance completed to date. We do not disclose the amount of variable consideration included in the transaction price that is allocated to outstanding performance obligations when the variable consideration is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. Revenues that are not satisfied over time are recognized at a point-in-time. This typically includes the sale of recycled or organic materials, as well as renewable energy credits ("RECs"). Revenues from the sale of organic or recycled materials are recognized at a point-in-time as control of the materials transfers to the customer upon shipment or pick-up by the customer. Revenues from the sale of RECs are recognized at a point-in-time as the trade is executed and control transfers to the customer.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $4,960 and $4,428 in fiscal years 2020 and 2019, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in fiscal years 2020, 2019, or 2018 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $74,162 and $80,191 as of December 31, 2020 and December 31, 2019, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $2,685 and $2,299 as of December 31, 2020 and December 31, 2019, respectively, are presented separately on the face of the Consolidated Balance Sheets. Due to the short-term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2019 and December 31, 2018 was recognized as revenue during fiscal years 2020 and 2019, respectively, when the services were performed. See Note 4, Revenue Recognition for disclosure over the new guidance.
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
We may assess whether a goodwill impairment exists using either a qualitative or a quantitative assessment. If we perform a qualitative assessment, it involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we will not perform a quantitative assessment. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, we perform a quantitative assessment to determine whether goodwill impairment exists at the reporting unit.
In testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and our recycling and customer solutions lines-of-business, which are included in our Resource Solutions operating segment, and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, noting that the amount is not to exceed the total amount of goodwill allocated to that reporting unit.
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
•a more likely than not expectation that an operating segment or a significant portion thereof will be sold; or
•the testing for recoverability of a significant asset group within the operating segment.

We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2020. As of October 1, 2020, our Eastern, Western, recycling and customer solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. Furthermore, in each case the fair value of our Eastern, Western, recycling and customer solutions reporting units exceeded its carrying value by in excess of 77.2%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2020, 2019 or 2018. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. We monitor and assess the carrying value of our cost method investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. We incurred no impairment of cost method investments in fiscal year 2020 or 2019.
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
Defined Benefit Pension Plan
We make contributions to one qualified multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund ("Pension Plan"). The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary. See Note 16, Employee Benefit Plans for disclosure over the Pension Plan.
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
The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model. The fair value of restricted stock, restricted stock unit and performance stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model. See Note 14, Stockholders' Equity for disclosure over stock-based compensation.
Earnings per Share
Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares. Dilutive shares include the assumed exercise of employee stock options, including market-based performance stock options based on the expected achievement of performance targets, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method. See Note 19, Earnings Per Share for disclosure over the calculation of earnings per share.

Subsequent Events
Except as disclosed, no material subsequent events have occurred since December 31, 2020 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.
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

A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:
Fiscal Year Ended December 31, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$153,815	$243,740	$—	$397,555
Landfill	20,696	64,833	—	85,529
Transfer	44,751	34,166	—	78,917
Customer solutions	—	—	86,680	86,680
Recycling	8	1,251	50,236	51,495
Organics	—	—	59,394	59,394
Transportation	—	10,942	—	10,942
Landfill gas-to-energy	1,015	3,057	—	4,072
Total revenues	$220,285	$357,989	$196,310	$774,584

Transferred at a point-in-time	$223	$1,484	$29,621	$31,328
Transferred over time	220,062	356,505	166,689	743,256
Total revenues	$220,285	$357,989	$196,310	$774,584
Fiscal Year Ended December 31, 2019

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$154,805	$223,034	$—	$377,839
Landfill	19,362	73,657	—	93,019
Transfer	44,413	31,725	—	76,138
Customer solutions	—	—	79,457	79,457
Recycling	5	1,486	42,820	44,311
Organics	—	—	56,326	56,326
Transportation	—	12,624	—	12,624
Landfill gas-to-energy	890	2,686	—	3,576
Total revenues	$219,475	$345,212	$178,603	$743,290

Transferred at a point-in-time	$159	$921	$23,206	$24,286
Transferred over time	219,316	344,291	155,397	719,004
Total revenues	$219,475	$345,212	$178,603	$743,290

Fiscal Year Ended December 31, 2018

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$136,661	$170,278	$—	$306,939
Landfill	28,419	66,567	—	94,986
Transfer	39,991	27,592	—	67,583
Customer solutions	—	—	67,464	67,464
Recycling	5	3,823	42,191	46,019
Organics	—	—	54,174	54,174
Transportation	—	18,366	—	18,366
Landfill gas-to-energy	1,397	3,732	—	5,129
Total revenues	$206,473	$290,358	$163,829	$660,660

Transferred at a point-in-time	$648	$1,145	$31,181	$32,974
Transferred over time	205,825	289,213	132,648	627,686
Total revenues	$206,473	$290,358	$163,829	$660,660

5.     BUSINESS COMBINATIONS
In fiscal year 2020, we acquired ten businesses: seven tuck-in solid waste collection businesses and a solid waste collection business in our Western region, a transportation business in our Eastern region, and one recycling operation in our Resource Solutions operating segment. In fiscal year 2019, we acquired nine businesses: three tuck-in solid waste collection businesses in our Eastern region, four tuck-in solid waste collection businesses, a business comprised of solid waste collection, transfer and recycling operations, and a business comprised of solid waste hauling and transfer assets in our Western region. In fiscal year 2018 we acquired nine businesses: six solid waste collection businesses and one transfer business in our Western region; and two businesses comprised of solid waste collection and transfer operations in our Eastern region.
The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. These are amortized over a five to ten-year period from the date of acquisition. All amounts recorded to goodwill in fiscal years 2020 and 2019, except goodwill related to certain acquisitions are expected to be deductible for tax purposes.

The purchase price paid for these acquisitions and the allocation of the purchase price is as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Purchase Price:
Cash used in acquisitions, net of cash acquired	$28,990	$72,118	$86,686
Notes payable	—	2,714	—
Class A common stock issued	—	—	4,258
Other non-cash considerations	—	5,470	—
Contingent consideration and holdbacks	4,490	1,875	8,521
Total	33,480	82,177	99,465
Current assets	181	2,051	3,276
Non-current assets	—	367	—
Land	895	2,487	—
Buildings	1,908	5,422	7,889
Equipment	13,493	20,482	23,882
Other liabilities, net	(484)	(3,122)	(4,708)
Deferred tax liability	—	(2,385)	(937)
Intangible assets	8,405	31,171	29,934
Fair value of assets acquired and liabilities assumed	24,398	56,473	59,336
Excess purchase price to be allocated to goodwill	$9,082	$25,704	$40,129

The following unaudited pro forma combined information shows our operational results as though each of the acquisitions completed had occurred as of January 1, 2018.

	Fiscal Year Ended December 31,
	2020	2019	2018
Revenues	$783,177	$794,840	$774,210
Operating income	$59,467	$56,674	$49,586
Net income	$91,064	$33,424	$11,708
Basic weighted average shares outstanding	48,793	47,226	42,688
Basic earnings per common share	$1.87	$0.71	$0.27
Diluted weighted average shares outstanding	49,045	47,966	44,168
Diluted earnings per common share	$1.86	$0.70	$0.27
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2018 or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

6.    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
A summary of the changes to allowance for credit losses follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$1,468	$931	$809
Cumulative effect of new accounting principle	189	—	—
Additions - charged to expense	1,971	1,360	1,620
Deductions - bad debts written off, net of recoveries	(1,295)	(823)	(1,498)
Balance at end of period	$2,333	$1,468	$931

7.     RESTRICTED ASSETS
Restricted assets consist of investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs.
A summary of restricted assets is as follows:

	December 31,
Non Current:	2020	2019
Restricted investment securities - landfill closure	$1,848	$1,586

8.     PROPERTY, PLANT AND EQUIPMENT
A summary of property, plant and equipment is as follows:

	December 31,
	2020	2019
Land	$30,061	$28,703
Landfills	635,144	578,814
Finance lease right-of-use assets	39,683	24,038
Buildings and improvements	169,325	161,316
Machinery and equipment	178,104	168,735
Rolling stock	204,333	183,145
Containers	154,744	143,948
	1,411,394	1,288,699
Less: accumulated depreciation and amortization	(900,882)	(844,874)
	$510,512	$443,825
Depreciation expense for fiscal years 2020, 2019 and 2018 was $54,370, $45,060 and $35,351, respectively. Landfill amortization expense for fiscal years 2020, 2019 and 2018 was $27,520, $27,512 and $31,841, respectively.

9.     LEASES
A schedule of lease costs and other lease information follows:

	Fiscal Year Ended December 31, 2020	Fiscal Year Ended December 31, 2019
Lease cost:
Amortization of right-of-use assets	$3,736	$2,122
Interest expense	1,201	767
Fixed lease cost - vehicles, equipment and property	8,476	9,559
Fixed lease cost - landfill operating leases	7,781	7,711
Fixed lease cost	16,257	17,270
Short-term lease cost	3,430	3,878
Variable lease cost	514	190
Total lease cost	$25,138	$24,227

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$4,940	$2,601
Operating cash flows for operating leases	$13,078	$13,840
Right-of-use assets obtained in exchange for new finance lease liabilities	$18,003	$9,433
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,845	$3,351

		December 31, 2020
Weighted-average remaining lease term - finance leases (years)		5.7
Weighted-average remaining lease term - operating leases (years)		10.6
Weighted-average discount rate - finance leases		4.2%
Weighted-average discount rate - operating leases		4.8%
Estimated minimum future lease obligations are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2021	$11,702	$6,286
Fiscal year ending December 31, 2022	9,664	6,058
Fiscal year ending December 31, 2023	7,435	5,860
Fiscal year ending December 31, 2024	6,638	5,760
Fiscal year ending December 31, 2025	7,512	5,605
Thereafter	47,570	6,861
Total lease payments	90,521	36,430
Less: interest expense	(20,995)	(4,944)
Lease liability balance	$69,526	$31,486

10.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2019	Acquisitions	December 31, 2020
Eastern	$30,720	$153	$30,873
Western	141,055	8,929	149,984
Resource Solutions	14,044	—	14,044
Total	$185,819	$9,082	$194,901

	December 31, 2018	Acquisitions	Other (1)	December 31, 2019
Eastern	$28,154	$2,566	$—	$30,720
Western	120,536	23,138	(2,619)	141,055
Resource Solutions	14,044	—	—	14,044
Total	$162,734	$25,704	$(2,619)	$185,819
(1)Relates to unregistered sale of Class A common stock that was previously held in escrow and released to us for liquidation. See Note 14, Stockholders' Equity for additional disclosure.
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2020
Intangible assets	$26,971	$78,809	$105,780
Less accumulated amortization	(20,547)	(26,909)	(47,456)
	$6,424	$51,900	$58,324

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2019
Intangible assets	$26,162	$71,122	$97,284
Less accumulated amortization	(18,968)	(19,595)	(38,563)
	$7,194	$51,527	$58,721
Intangible amortization expense for fiscal years 2020, 2019 and 2018 was $8,893, $7,218 and $3,316, respectively.
The intangible amortization expense estimated for the five fiscal years following fiscal year 2020 and thereafter is as follows:

Estimated Future Amortization Expense as of December 31, 2020
Fiscal year ending December 31, 2021	$7,869
Fiscal year ending December 31, 2022	$7,208
Fiscal year ending December 31, 2023	$6,969
Fiscal year ending December 31, 2024	$7,898
Fiscal year ending December 31, 2025	$8,116
Thereafter	$20,264

11.     FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS
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

The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2020	2019
Beginning balance	$71,927	$73,075
Obligations incurred	3,840	2,549
Revisions in estimates (1)	4,531	(1,538)
Accretion expense	6,436	6,227
Obligations settled (2)	(4,201)	(8,386)
Ending balance	$82,533	$71,927
(1)Relates to changes in estimates and assumptions concerning anticipated waste flow, cost and timing of future final capping, closure and post-closure activities at our landfills.
(2)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
12.     DEBT
A summary of debt is as follows:

	December 31,
	2020	2019
Senior Secured Credit Facility:
Revolving Credit Facility due May 2023 ("Revolving Credit Facility"); bearing interest at LIBOR plus 1.75%	$—	$26,900
Term Loan A Facility due May 2023 ("Term Loan Facility"); bearing interest at LIBOR plus 1.75%	350,000	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.2%	31,486	18,364
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.5%	4,933	5,464
Principal amount of debt	548,419	522,728
Less—unamortized discount and debt issuance costs (1)	8,768	9,406
Debt less unamortized discount and debt issuance costs	539,651	513,322
Less—current maturities of debt	9,240	4,301
	$530,411	$509,021

(1)A summary of unamortized discount and debt issuance costs by debt instrument follows:

	December 31,
	2020	2019
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$3,839	$5,478
New York Bonds 2014R-1	1,000	1,057
New York Bonds 2014R-2	329	390
New York Bonds 2020	1,461	—
FAME Bonds 2005R-3	347	432
FAME Bonds 2015R-1	482	552
FAME Bonds 2015R-2	343	417
Vermont Bonds	487	541
New Hampshire Bonds	480	539
	$8,768	$9,406
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
The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2020, further advances were available under the Credit Facility in the amount of $173,575. The available amount is net of outstanding irrevocable letters of credit totaling $26,425, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2020, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders, or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
New York Bonds. In fiscal year 2020, we completed the issuance of $40,000 aggregate principal amount of New York Bonds 2020. The New York Bonds 2020, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.75% per annum from September 2, 2020 through September 1, 2025, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The New York Bonds 2020 mature on September 1, 2050. As of December 31, 2020, we had outstanding $40,000 aggregate principal amount of New York Bonds 2020.

In fiscal year 2019, we completed the remarketing of $25,000 aggregate principal amount of New York Bonds 2014R-1. As of December 31, 2020, we had outstanding $25,000 aggregate principal amount of New York Bonds 2014R-1 and $15,000 aggregate principal amount of New York Bonds 2014R-2 issued by the New York State Environmental Facilities Corporation under the indenture dated December 1, 2014 (collectively, the “New York Bonds 2014”). The New York Bonds 2014R-1 accrue interest at 2.875% per annum through December 2, 2029, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014R-2 accrue interest at 3.125% per annum through May 31, 2026, at which time they may be converted from a fixed rate to a variable rate. The New York Bonds 2014, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, require interest payments on June 1 and December 1 of each year and mature on December 1, 2044. We borrowed the proceeds of the New York Bonds 2014 to finance or refinance certain capital projects in the state of New York and to pay certain costs of issuance of the New York Bonds 2014.
Maine Bonds. In fiscal year 2018, we completed the issuance of $15,000 aggregate principal amount of FAME Bonds 2015R-2. As of December 31, 2020, we had outstanding $25,000 aggregate principal amount of FAME Bonds 2005R-3, $15,000 aggregate principal amount of FAME Bonds 2015R-1, and $15,000 aggregate principal amount of FAME Bonds 2015R-2 (collectively, the "FAME Bonds"). The FAME Bonds 2005R-3 accrue interest at 5.25% per annum, and interest is payable semiannually on February 1 and August 1 of each year until such bonds mature on January 1, 2025. The FAME Bonds 2015R-1 accrue interest at 5.125% per annum through August 1, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on February 1 and August 1 of each year until the FAME Bonds 2015R-1 mature on August 1, 2035. The FAME Bonds 2015R-2 accrue interest at 4.375% per annum through July 31, 2025, at which time they may be converted from a fixed to a variable rate, and interest is payable semiannually on May 1 and November 1 of each year until the FAME Bonds 2015R-2 mature on August 1, 2035. The FAME Bonds are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries. We borrowed the proceeds of the offering of the FAME Bonds to finance or refinance the costs of certain of our solid waste landfill facilities and solid waste collection, organics and transfer, recycling and hauling facilities, and to pay certain costs of the issuance of the FAME Bonds.
Vermont Bonds. In fiscal year 2018, we completed the remarketing of $16,000 aggregate principal amount of 4.75% fixed rate senior unsecured Vermont Bonds. As of December 31, 2020, we had outstanding $16,000 aggregate principal amount of Vermont Bonds. The Vermont Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 4.625% per annum through April 2, 2028, after which time there is a mandatory tender, and interest is payable semiannually on May 1 and November 1 of each year. The Vermont Bonds mature on April 1, 2036. We borrowed the proceeds of the Vermont Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of Vermont.
New Hampshire Bonds. In fiscal year 2019, we completed the remarketing of $11,000 aggregate principal amount of senior unsecured New Hampshire Bonds. As of December 31, 2020, we had outstanding $11,000 aggregate principal amount of New Hampshire Bonds. The New Hampshire Bonds, which are guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 2.95% per annum through maturity on April 1, 2029 and interest. During the fixed interest rate period, the New Hampshire Bonds are not supported by a letter of credit. Interest is payable on April 1 and October 1 of each year. We borrowed the proceeds of the New Hampshire Bonds to finance or refinance certain qualifying property, plant and equipment assets purchased in the state of New Hampshire.
Loss on Debt Extinguishment
In order to lower our borrowing costs and reduce our market risk we completed the following transactions that resulted in a loss on debt extinguishment in fiscal years 2020, 2019 and 2018 of $0, $0 and $7,352, respectively:
•the write-off of debt issuance costs and unamortized discount, in the case of our Term Loan B Facility in fiscal year 2018, associated with the refinancing of our previously outstanding senior secured credit facility in fiscal year 2018; and
•the write-off of debt issuance costs in connection with the remarketing of our Vermont Bonds in fiscal year 2018.

Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Interest expense on long-term debt and finance leases	$20,084	$22,553	$23,431
Amortization of debt issuance costs and discount on long-term debt	2,169	2,293	2,449
Letter of credit fees	531	519	554
Less: capitalized interest	(413)	(263)	(140)
Total interest expense	$22,371	$25,102	$26,294
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
In fiscal year 2020, we entered into three forward starting interest rate derivative agreements with a total notional amount of $60,000 that will serve to replace existing interest rate derivative agreements upon their expiration between June 2022 and May 2023. In fiscal year 2020, we also amended three interest rate derivative agreements to settle each of the 1.0% floors and replace each with a 0.0% floor in line with our Term Loan Facility, which resulted in us dedesignating the original hedging relationships. We subsequently designated new hedging relationships between the three interest rate derivative agreements and the variable rate interest payments related to the Term Loan Facility based on a quantitative assessment that was performed using regression analysis, which indicated that the hedging relationships were highly effective. Because the interest rate payments associated with the variable rate portion of our long-term debt will still occur, the net loss of $(765) associated with the dedesignated interest rate derivative agreements and the $430 cash settlement received in exchange for settling the 1.0% floors in accumulated other comprehensive loss were not reclassified into earnings. Instead, this loss and settlement amount will continue to be reclassified from accumulated other comprehensive loss into interest expense as the interest payments affect earnings.
As of both December 31, 2020 and December 31, 2019, our interest rate derivative agreements had a total notional amount of $190,000. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.5%. The agreements mature between February 2021 and May 2023.
Additionally, we have forward starting interest rate derivative agreements with a total notional amount of $125,000 that mature between February 2026 and May 2028. We receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.6%.
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
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swaps	Other accrued liabilities	$4,774	$1,824
Interest rate swaps	Other long-term liabilities	8,463	3,603
Total		$13,237	$5,427

Interest rate swaps	Accumulated other comprehensive loss, net	$(13,434)	$(5,929)
Interest rate swaps - tax benefit (provision)	Accumulated other comprehensive loss, net	1,917	(112)
		$(11,517)	$(6,041)

A summary of the impact of the cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss, net into earnings follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Statement of Operations Location	(Expense) Income
Interest expense	$(3,679)	$(115)	$(287)
Fair Value of Debt
As of December 31, 2020, the fair value of our fixed rate debt, including the FAME Bonds, Vermont Bonds, New York Bonds 2020, New York Bonds 2014 and New Hampshire Bonds was approximately $174,161 and the carrying value was $162,000. The fair value of the FAME Bonds, Vermont Bonds, New York Bonds 2020, New York Bonds 2014 and New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2020, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $0. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
Although we have determined the estimated fair value amounts of the FAME Bonds, Vermont Bonds, New York Bonds 2020, New York Bonds 2014 and New Hampshire Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.
Future Maturities of Debt
Aggregate principal maturities of debt are as follows:

Estimated Future Payments as of December 31, 2020
Fiscal year ending December 31, 2021	$9,240
Fiscal year ending December 31, 2022	16,700
Fiscal year ending December 31, 2023	343,443
Fiscal year ending December 31, 2024	5,502
Fiscal year ending December 31, 2025	30,564
Thereafter	142,970
$548,419

13.     COMMITMENTS AND CONTINGENCIES
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
In February 2016, we and the Town received a Notice of Intent to Sue under the Resource Conservation and Recovery Act ("RCRA") from a law firm purporting to represent residents proximate to the Southbridge Landfill (“Residents”), indicating its intent to file suit against us on behalf of the Residents alleging the groundwater contamination originated from the Southbridge Landfill. In February 2017, we received an additional Notice of Intent to Sue from the National Environmental Law Center ("NELC") under the Federal Clean Water Act ("CWA") and RCRA (collectively the “Acts”) on behalf of Environment America, Inc., d/b/a Environment Massachusetts, and Toxics Action Center, Inc., which have referred to themselves as the Citizen Groups. The Citizen Groups alleged that we had violated the Acts, and that they intended to seek appropriate relief in federal court for those alleged violations. On or about June 17, 2017, a lawsuit was filed against us, SRD and the Town in the United States District Court for the District of Massachusetts (the “Massachusetts Court”) by the Citizen Groups and the Residents alleging violations of the Acts (the “Litigation”), and demanding a variety of remedies under the Acts, including fines, remediation, mitigation and costs of litigation, and remedies for violations of Massachusetts civil law related to personal and property damages, including remediation, diminution of property values, compensation for lost use and enjoyment of properties, enjoinment of further operation of the Southbridge Landfill, and costs of litigation, plus interest on any damage award, on behalf of the Residents. We believed the Litigation to be factually inaccurate, and without legal merit, and we and SRD vigorously defended the Litigation.

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
On September 18, 2020, we and the Town reached an agreement for settlement of all claims by the Citizens Groups and the Residents, upon the payment of $2,000 by us, and $1,000 by the Town, for a total of $3,000 to the Residents (the “Settlement”). In addition to resolving the claims of the Residents, the Citizens Groups have agreed to not appeal the decision of the Massachusetts Court to dismiss their previously alleged claims, although we have agreed to assent to a motion by the Citizens Groups to the Massachusetts Court to vacate the Massachusetts Court’s earlier decision. The settlement documents were finalized on October 23, 2020, and we made a settlement payment of $2,000 in the fiscal year ended December 31, 2020. See Note 18, Other Items and Charges for further discussion.
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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Fiscal Year Ended December 31,
	2020	2019
Beginning balance	$4,596	$5,173
Accretion expense	118	124
Obligations incurred	28	—
Revisions in estimates (1)	(188)	—
Obligations settled (2)	(293)	(701)
Ending balance	$4,261	$4,596
(1)The revision of estimate is associated with the completion of the environmental remediation at the site. See Note 18, Other Items and Charges to our consolidated financial statements for further discussion.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
During 2020, we received permit approvals to cap the entire Southbridge Landfill, and we completed capping of the side slopes during the 2020 construction season. Capping of the remaining top deck will be completed during 2021, and full approval for closure is anticipated during 2022.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation (“GM”) and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of December 31, 2020. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.9%.
A summary of the changes to the environmental remediation liability associated with the Potsdam site follows:

	Fiscal Year Ended December 31,
	2020	2019
Beginning balance	$1,151	$5,614
Obligations settled (1)	(212)	(4,463)
Ending balance	$939	$1,151
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
The total expected environmental remediation payments, in today’s dollars, for each of the five succeeding fiscal years and the aggregate amount thereafter are as follows:

Estimated Future Environmental Remediation Payments as of December 31, 2020
Fiscal year ending December 31, 2021	$377
Fiscal year ending December 31, 2022	319
Fiscal year ending December 31, 2023	335
Fiscal year ending December 31, 2024	320
Fiscal year ending December 31, 2025	345
Thereafter	4,667
Total	$6,363
A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liability to the amount recognized in the statement of financial position is as follows:

Undiscounted liability	$6,363
Less discount, net	(1,163)
Liability balance - December 31, 2020	$5,200
Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations. We are not presently aware of any other situations that would have a material adverse impact on our business, financial condition, results of operations or cash flows.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, NELC and the Conservation Law Foundation ("CLF") (the "NH Citizen Groups") delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the NH Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the NH Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA and an order requiring NCES to seek a Federal National Pollutant Discharge Elimination System permit for the operation of the NCES Landfill. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the NH Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The NH Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. The New Hampshire Court has granted the NH Citizen Groups' motion on September 2, 2020 and encouraged the parties to file Motions for Summary Judgments. We filed our Motion for Summary Judgment on November 20, 2020.
On October 9, 2020, we received a Type I-A Permit Modification for Expansion in the Stage VI area of the NCES Landfill (the “Permit”). On November 9, 2020, CLF filed an appeal of the Permit to the New Hampshire Waste Management Council on the grounds it failed to meet the public benefit criteria. On January 19, 2021, CLF filed a Complaint for Injunctive Relief with the Grafton Superior Court to enjoin NCES from accepting waste pursuant to the new Permit until such a time as CLF has exhausted its appeal rights. We will continue to vigorously defend against this litigation.
Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel ("Named Plaintiffs") filed a class action complaint against us on behalf of similarly situated citizens ("Class Members") in Ontario County, New York (the "New York Litigation") The lawsuit has been filed in Ontario County Supreme Court (the “New York Court”). It alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Subtitle D landfill located in Seneca, New York , which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019, and the parties commenced settlement negotiations in early 2020. On December 1, 2020, the parties entered into a settlement agreement (the "Settlement Agreement") and thereafter the Named Plaintiffs and Class Members' counsel ("Counsel") moved the New York Court for entry of the Order on Notice/Preliminary Approvals. The proposed settlement payment includes a $750 payment to a Qualified Settlement Fund for the benefit of Counsel and one-time lump sum payments to the Named Plaintiffs and Class Members who opt into the Settlement Agreement. We will also commit $900 in expenses and capital improvements for remediation measures to be completed by December 31, 2022.
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
Litigation was commenced by the Sierra Club, several other non-governmental organizations, and several individuals (“the Petitioners”), challenging the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County (the “Hakes Litigation”). The challenge was based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act (“SEQRA”), by failing to address certain radioactivity issues alleged by

Petitioners to be associated with certain drilling wastes authorized for disposal at the Hakes Landfill. The Department opposed the Hakes Litigation on procedural grounds. We and the Town of Campbell opposed the Hakes Litigation on the merits, and on July 31, 2020, the Court dismissed the Hakes Litigation on the merits. The Petitioners filed a notice of appeal. The time to appeal expired on February 10, 2021, and the attorney for the Petitioners confirmed that they are not pursuing the appeal. Accordingly, all approvals issued for the expansion project are now final and binding.
Conservation Law Foundation, Inc. v Robert R. Scott, Commissioner, New Hampshire Department of Environmental Services
On or about February 11, 2021, the Conservation Law Foundation filed a complaint against Robert R. Scott, Commissioner of the New Hampshire Department of Environmental Services (“DES”), in the Merrimac County (NY) Superior Court. The complaint alleges that DES has failed to comply with the duty to establish and update a solid waste plan for the State of New Hampshire, and the duty to rely on that solid waste plan in determining whether to grant permits for proposed waste disposal facilities, and seeks a declaratory judgment that DES is violating statutory solid waste planning and regulatory requirements; a writ of mandamus ordering DES to achieve compliance with the statutory solid waste plan requirement; and an order enjoining DES from reviewing, and issuing decisions on, permit applications for new or expanded waste facilities, including a landfill under development by us in Dalton, New Hampshire ("Granite Site Landfill"), as well as any further review and decision-making required for permits it has already granted, including our NCES Landfill, until it has a legally valid state solid waste plan. On or about February 16, 2021, our subsidiary, Granite State Landfill, LLC, filed a motion to intervene in the action.
14.     STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
In fiscal year 2020, we completed a public offering of 2,703 shares of our Class A common stock at a public offering price of $56.00 per share. The offering resulted in net proceeds to us of $144,790, after deducting underwriting discounts, commissions and offering expenses. The net proceeds from the offering are to be used for general corporate purposes, including potential acquisitions or development of new operations or assets with the goal of complementing or expanding our business, and for working capital and capital expenditures.
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
In fiscal year 2019, we completed the unregistered sale of 59 shares of our Class A common stock at a price of $44.15 per share. The sale resulted in net proceeds to us of $2,619. The shares were previously held in escrow according to the terms of our acquisition of WSI and released to us for liquidation to offset costs associated with the environmental remediation of the WSI's Potsdam, New York site. We recorded a $2,619 reduction of goodwill in line with business combination standards in place at the time the shares held in escrow were issued. See Note 13, Commitments and Contingencies for additional disclosure.
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
Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2020 and December 31, 2019, we had no shares issued.

Stock Based Compensation
Stock Incentive Plans
2016 Incentive Plan. In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan ("2006 Plan") immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire or otherwise result in shares not being issued.
As of December 31, 2020, there were 1,104 Class A common stock equivalents available for future grant under the 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
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
Stock Options
A summary of stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	98	$9.20
Granted	—	$—
Exercised	(8)	$12.48
Forfeited or expired	—	$—
Outstanding, December 31, 2020	90	$8.91	4.7	$4,780
Exercisable, December 31, 2020	90	$8.91	4.7	$4,780
During fiscal years 2020, 2019 and 2018, stock-based compensation expense for stock options was $0, $0 and 474, respectively.

During fiscal years 2020, 2019 and 2018, the aggregate intrinsic value of stock options exercised was $296, $19,475 and $1,916, respectively.
As of December 31, 2020, there was no remaining unrecognized stock-based compensation expense related to outstanding stock options.
Our calculation of stock-based compensation expense associated with stock options granted, with the exception of market-based performance stock option grants which are valued using a Monte Carlo option-pricing model, was made using the Black-Scholes valuation model. We did not grant any new stock options in fiscal years 2020, 2019 or 2018.
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
Other Stock Awards
A summary of restricted stock, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	393	$28.23
Granted	162	$47.86
Class A common stock vested	(240)	$24.17
Forfeited or canceled	(8)	$36.05
Outstanding, December 31, 2020	307	$41.55	1.7	$19,009
Unvested, December 31, 2020	509	$42.77	1.6	$31,527
(1)Market-based performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 202 shares of Class A common stock currently included in unvested. The market-based performance stock unit grants that vested in fiscal year 2020 resulted in the issuance of 87 additional shares of Class A common stock.
During fiscal years 2020, 2019 and 2018, stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $7,965, $7,036 and $7,821, respectively.
During fiscal years 2020, 2019 and 2018, the total fair value of other stock awards vested was $18,329, $8,177 and $10,529, respectively.
As of December 31, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock was $76, which will be recognized over a weighted average period of 2.3 years. As of December 31, 2020, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $3,751, which will be recognized over a weighted average period of 1.8 years. As of December 31, 2020, total unrecognized stock-based compensation expense related to performance stock units was $4,597, which will be recognized over a weighted average period of 1.7 years.
The weighted average fair value of market-based performance stock units granted during fiscal year 2020 was $50.25 per award, which was calculated using a Monte Carlo pricing model assuming a risk free interest rate of 0.57% and an expected volatility of 31.0% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $254, $186 and $150 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during fiscal years 2020, 2019 and 2018, respectively.

Tax benefit for income taxes associated with stock-based compensation during fiscal years 2020, 2019 and 2018 of $(6,796), $(97) and $(23), respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is a component of stockholders' equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges and the changes in fair value of our marketable securities.
The changes in the balances of each component of accumulated other comprehensive income (loss) are as follows:

	Marketable Securities	Interest Rate Swaps	Total
Balance as of December 31, 2017	$18	$166	$184
Cumulative effect of new accounting principle	(18)	—	(18)
Other comprehensive loss before reclassifications	—	(1,837)	(1,837)
Amounts reclassified from accumulated other comprehensive income	—	363	363
Other comprehensive loss	—	(1,474)	(1,474)
Balance as of December 31, 2018	—	(1,308)	(1,308)
Other comprehensive loss before reclassifications	—	(5,286)	(5,286)
Amounts reclassified from accumulated other comprehensive loss	—	553	553
Other comprehensive loss	—	(4,733)	(4,733)
Balance as of December 31, 2019	—	(6,041)	(6,041)
Cumulative effect of new accounting principle	—	—	—
Other comprehensive loss before reclassifications	—	(11,184)	(11,184)
Amounts reclassified from accumulated other comprehensive loss	—	3,679	3,679
Income tax benefit related to items in other comprehensive loss	—	2,029	2,029
Other comprehensive loss	—	(5,476)	(5,476)
Balance as of December 31, 2020	$—	$(11,517)	$(11,517)
A summary of reclassifications out of accumulated other comprehensive income (loss) for fiscal years 2020, 2019 and 2018 is as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss)			Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$3,679	$115	$287	Interest expense
	3,679	115	287	Income before income taxes
	(2,029)	—	—	Benefit for income taxes
	$5,708	$115	$287	Net income

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS
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

Assets and Liabilities Accounted for at Fair Value on a Recurring Basis
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and long-term debt. The carrying values of cash and cash equivalents, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon the one month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps. We recognize all derivatives accounted for on the balance sheet at fair value. See Note 12, Debt for disclosure over the fair value of debt.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,848	$—	$—
Liabilities:
Interest rate swaps	$—	$13,237	$—

	Fair Value Measurement at December 31, 2019 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,586	$—	$—
Liabilities:
Interest rate swaps	$—	$5,427	$—

16.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan (“401(k) Plan”). Under the provisions of the 401(k) Plan participants may direct us to defer a portion of their compensation to the 401(k) Plan, subject to Internal Revenue Code limitations. In fiscal year 2020, we provided an employer matching contribution for hourly employees equal to 100% of every dollar an employee invests up to 1% of annual income and 50% of additional employee contributions up to a maximum contribution into the 401(k) Plan of 3% of annual income, subject to revision. In fiscal year 2020, we provided an employer matching contribution for salaried employees equal to 50% of every dollar an employee invests in the 401(k) Plan up to a maximum contribution of one thousand five hundred dollars per employee per calendar year, subject to revision. Participants vest in employer contributions ratable over a two-year period. Employer contributions for fiscal years 2020, 2019 and 2018 amounted to $2,357, $1,608 and $1,319, respectively.
Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. During fiscal years 2020, 2019 and 2018, 20, 23 and 26 shares, respectively, of Class A common stock were issued under this plan. As of December 31, 2020, 74 shares of Class A common stock were available for distribution under this plan.

Multiemployer Pension Plan
We make contributions to a multiemployer defined benefit pension plan, the New England Teamsters and Trucking Industry Pension Fund (the “Pension Plan”), under the terms of a collective bargaining agreement (“CBA”) that covers certain of our union represented employees. The EIN or Pension Plan Number for the Pension Plan is 04-6372430. The Pension Plan provides retirement benefits to participants based on their service to contributing employers. We do not administer the Pension Plan. The risks of participating in a multiemployer pension plan are different from a single-employer pension plan in that: (i) assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees or former employees of other participating employers; (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers; and (iii) if we choose to stop participating in our multiemployer Pension Plan, we may be required to pay the plan a withdrawal amount based on the underfunded status of the plan.
In fiscal year 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. In accordance with FASB ASC 450 - Contingencies, because of our withdrawal from the Pension Plan, we recorded an obligation of $3,194 and a charge of $3,591 as pension withdrawal expense, offset by a $397 retroactive contribution credit recorded as cost of operations, in fiscal year 2019. While the withdrawal generates a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, it caps our gross payments at $4,224 significantly reducing our cash exposure from the potential $18,511 withdrawal liability as determined based on a complete withdrawal prior to withdrawing from the Pension Plan. As per the Re-entry Agreements and upon withdrawal, we re-entered the Pension Plan as a new employer with certainty from a liability perspective. As of December 31, 2020, we had a remaining obligation of $1,757 in aggregate principal amount associated with our withdrawal. We did not, however, change the terms of our CBA with Local 170, which remained in effect until it expired on June 30, 2020, at which time a new agreement was entered into. As a new employer in the Pension Plan, our contributions are projected to fully fund the benefits accrued by our employee's in the Pension Plan. As of December 31, 2020, our employees were fully funded as a new employer in the Pension Plan, subject to the terms of the Agreements. Subsequent withdrawal from the Pension Plan, under certain circumstances, may result in a change in the payment schedule required to settle the remaining obligation associated with our withdrawal. During fiscal years 2020, 2019 and 2018, we made contributions to the Pension Plan of $390, $409 and $726, respectively.
17.     INCOME TAXES
A summary of the benefit for income taxes is as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Federal
Current	$(951)	$(951)	$(1,902)
Deferred	(35,177)	(699)	1,255
	(36,128)	(1,650)	(647)
State
Current	435	321	268
Deferred	(17,111)	(545)	(5)
	(16,676)	(224)	263
Benefit for income taxes	$(52,804)	$(1,874)	$(384)
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2020, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2020, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it was more likely than not that the majority of our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit from income taxes of $61,317. As of December 31, 2020, we maintained a valuation allowance of $6,482 primarily related to deferred tax assets that would generate capital losses when realized and deferred tax assets related to certain state jurisdictions.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The change in the valuation allowance was a decrease of $61,317 for fiscal year 2020 and $3,539 from fiscal year 2019. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets.
During fiscal year 2019, we recognized a $(2,385) deferred tax benefit, due to a reduction of the valuation allowance on acquisitions. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the existence of reversing temporary differences. The valuation allowance decreased due to the recognition of additional reversing temporary differences from the $2,385 deferred tax liability recorded through goodwill on the acquisition of a company in May 2019. The deferred tax liabilities related to the acquisition was based on the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The valuation allowance was reduced by $(2,137) in the quarter ended June 30, 2019, with the offsetting increase in the goodwill, based on initial estimates of the acquired temporary differences. The valuation allowance was decreased by $(248) in the quarter ended December 31, 2019, with an offsetting adjustment to goodwill, based on the availability of better estimates upon the filing of the prior year returns by the sellers.
During fiscal year 2019, we recognized a $(297) deferred tax benefit due to a reduction of the deferred tax liability related to indefinite lived assets. The financial statement value of indefinite lived goodwill was reduced as a result of a settlement of an acquisition contingency that pre-dated the effective date of ASC 805, which resulted in a reduction of the related deferred tax liability.

The differences in the benefit for income taxes and the amounts determined by applying the Federal statutory rate to income before provision for income taxes are as follows:

	Fiscal Year Ended December 31,
	2020	2019 (1)	2018
Federal statutory rate	21%	21%	21%
Tax at statutory rate	$8,043	$6,254	$1,268
State income taxes, net of federal benefit	1,615	1,008	(89)
Change in valuation allowance	(61,317)	(4,420)	(1,613)
Federal effect of change in state valuation allowance	3,803	—	—
Deductible stock awards	(3,790)	(6,004)	(2,048)
Deferred tax adjustments	(2,047)	—	—
Non-deductible expenses	656	638	633
Non-deductible officer compensation	487	1,359	2,214
Tax credits	(130)	(82)	(686)
Other, net	(124)	(627)	(63)
Benefit for income taxes	$(52,804)	$(1,874)	$(384)
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2020	2019 (1)
Deferred tax assets:
Accrued expenses and reserves	$35,444	$36,559
Net operating loss carryforwards	34,364	40,556
General business and state tax credit carryforwards	8,044	8,422
Unrealized loss on hedges and swaps	3,798	1,768
Stock awards	2,824	3,097
Book over tax depreciation of property and equipment	—	2,882
Alternative minimum tax credit carryforwards	—	951
Other	2,307	2,600
Total deferred tax assets	86,781	96,835
Less: valuation allowance	(6,482)	(67,799)
Total deferred tax assets after valuation allowance	80,299	29,036
Deferred tax liabilities:
Amortization of intangibles	(18,044)	(22,910)
Tax over book depreciation of property and equipment	(1,875)	—
Other	(129)	(192)
Total deferred tax liabilities	(20,048)	(23,102)
Net deferred tax asset	$60,251	$5,934
(1)Adjusted for deductibility of certain stock awards and state tax credits, with an offset to the valuation allowance.
The net deferred tax asset at December 31, 2020 is reflected on the balance sheet as a long-term deferred federal and state tax asset of $61,163 and a long-term deferred state tax liability of $(912).

As of December 31, 2020, we have, for federal income tax purposes, net operating loss carryforwards of approximately $92,494 that expire in the fiscal years ending December 31, 2032 through 2037 and $46,453, which do not expire. We have state net operating loss carryforwards of approximately $68,195 that expire in the fiscal years ending December 31, 2021 through 2040 or that do not expire in certain jurisdictions. In addition, we have $6,416 general business credit carryforwards which expire in the fiscal years ending December 31, 2022 through 2040 and $2,060 state credit carryforwards which expire in fiscal years ending December 31, 2028 through 2039. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. With the exception of $1,756 federal net operating losses we acquired through acquisitions, we are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.
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
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended December 31,
	2020	2019
Unrecognized tax benefits at beginning of period	$1	$2
Reductions resulting from lapse of statute of limitations	(1)	(1)
Unrecognized tax benefits at end of period	$—	$1
Included in the balances at December 31, 2019 is $1 of unrecognized tax benefits (net of the federal benefit on state issues) that, if recognized, would favorably affect the effective income tax rate in future periods.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Related to uncertain tax positions during fiscal years 2020 and 2019, we have accrued interest of $0 and $1 and penalties of $0 and $1, respectively. We accrued $(1), $(1) and $(2) for interest and penalties in income tax expense related to uncertain tax positions during fiscal years 2020, 2019 and 2018, respectively.
To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reflected as a reduction of the overall income tax provision.
We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Due to Federal and state net operating loss carryforwards, income tax returns from years ending in 1998 through 2020 remain open for examination, with limited exceptions.
18.     OTHER ITEMS AND CHARGES
Southbridge Landfill Closure Charge, Net
In the fiscal year ended December 31, 2017, we initiated the plan to cease operations of our Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in fiscal years 2020, 2019 and 2018, we recorded charges associated with the closure of our Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Legal and transaction costs (1)	$2,285	$2,709	$2,102
Legal settlement charge (2)	2,000	—	1,216
Landfill closure project charge (3)	490	—	6,012
Environmental remediation charge (4)	(188)	—	—
Contract settlement charge (5)	—	—	8,724
Recovery on insurance settlement (6)	—	—	(10,000)
Southbridge Landfill closure charge, net	$4,587	$2,709	$8,054
(1)We incurred legal costs as well as other transaction costs associated with various matters as part of the Southbridge Landfill closure.

(2)We established reserves and made payments associated with legal settlements associated with claims against us as part of the Southbridge Landfill closure.
(3)We recorded a landfill closure project charge associated with increased costs under the revised closure plan at our Southbridge Landfill.
(4)We recorded an environmental remediation reversal associated with the completion of environmental remediation at the site.
(5)We recorded a contract settlement charge associated with the closure of Southbridge Landfill and the remaining future obligations due to the Town of Southbridge under the landfill operating agreement with the Town of Southbridge.
(6)We recorded a recovery on an environmental insurance settlement associated with the Southbridge Landfill closure.
See Note 13, Commitments and Contingencies for further disclosure over the Southbridge Landfill closure..
Expense from Acquisition Activities and Other Items
In fiscal year 2020, we recorded a charge of $1,862 comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects. In fiscal year 2019, we recorded a charge of $2,687 associated primarily with acquisition activities. In fiscal year 2018, we recorded a charge of $1,872 associated with acquisition activities and the write-off of deferred costs related to the expiration of our shelf registration statement. See Note 5, Business Combinations for disclosure regarding acquisition activity.
Contract Settlement Charge
In fiscal year 2018, we recorded a contract settlement charge of $2,100 associated with the termination and discounted buy-out of a commodities marketing and brokerage agreement.
Development Project Charge
In fiscal year 2018, we recorded a development project charge of $311 associated with previously deferred costs that were written off as a result of the negative vote in a public referendum relating to the NCES Landfill.
19.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$91,106	$31,653	$6,420
Denominator:
Class A common stock	50,101	46,803	41,944
Class B common stock	988	988	988
Shares to be issued - acquisition	—	36	103
Unvested restricted stock	(2)	—	(9)
Effect of weighted average shares outstanding	(2,294)	(601)	(338)
Basic weighted average common shares outstanding	48,793	47,226	42,688
Impact of potentially dilutive securities:
Dilutive effect of stock options and stock awards	252	740	1,480
Diluted weighted average common shares outstanding	49,045	47,966	44,168
Antidilutive potentially issuable shares	—	2	2

20.     RELATED PARTY TRANSACTIONS
Services
During fiscal years 2020, 2019 and 2018, we retained the services of Casella Construction, Inc. ("CCI"), a company substantially owned by sons of John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us as well as providing transportation services. Total purchased services charged to operations or capitalized to landfills for fiscal years 2020, 2019 and 2018 were $13,046, $7,574 and $3,442, respectively, of which $1,297 and $851 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2020 and December 31, 2019, respectively.
In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal years 2020, 2019 and 2018 were $288, $132 and $156, respectively.
Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The leases have since been extended through August 2023. The terms of the lease agreements require monthly payments of approximately $29. Total expense charged to operations for fiscal years 2020, 2019 and 2018 under these agreements was $319, $339 and $349, respectively.
Landfill Post-closure
We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until the fiscal year ending December 31, 2024. In fiscal years 2020, 2019 and 2018, we paid $8, $9 and $14, respectively, pursuant to this agreement. As of December 31, 2020 and December 31, 2019, we have accrued $25 and $37, respectively, for costs associated with its post-closure obligations.
21.     SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services in the northeastern United States. We classify our resource-renewal services by service in our Resource Solutions operating segment. Revenues associated with our resource-renewal operations are derived from organics services, large scale commercail and industrial services, as well as recycling services generated from both municipalities and customers in the form of processing fees, tipping fees and commodity sales. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities operating segment.
Fiscal Year Ended December 31, 2020

Operating Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$220,285	$53,102	$25,669	$11,635	$275	$29,292	$30,873	$223,492
Western	357,989	116,658	56,457	42,688	141	71,989	149,984	642,003
Resource Solutions	196,310	10,675	6,279	7,357	201	2,477	14,044	88,512
Corporate Entities	—	—	2,377	(2,383)	21,451	4,350	—	239,891
Eliminations	—	(180,435)	—	—	—	—	—	—
Total	$774,584	$—	$90,782	$59,297	$22,068	$108,108	$194,901	$1,193,898

Fiscal Year Ended December 31, 2019

Operating Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$219,475	$54,738	$24,322	$9,503	$218	$24,499	$30,720	$207,060
Western	345,212	98,420	47,650	42,019	63	63,547	141,055	599,047
Resource Solutions	178,603	10,762	5,342	5,807	156	12,475	14,044	90,660
Corporate Entities	—	—	2,476	(4,254)	24,298	2,644	—	35,415
Eliminations	—	(163,920)	—	—	—	—	—	—
Total	$743,290	$—	$79,790	$53,075	$24,735	$103,165	$185,819	$932,182
Fiscal Year Ended December 31, 2018

Operating Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$206,473	$52,866	$26,538	$4,684	$12	$23,393	$28,154	$184,679
Western	290,358	82,240	35,827	41,631	405	41,821	120,536	430,045
Resource Solutions	163,829	7,684	5,697	(1,916)	(3,104)	5,360	14,044	79,403
Corporate Entities	—	—	2,446	(4,666)	28,708	2,658	—	38,283
Eliminations	—	(142,790)	—	—	—	—	—	—
Total	$660,660	$—	$70,508	$39,733	$26,021	$73,232	$162,734	$732,410
Amount of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended December 31,
	2020		2019		2018
Collection	$391,438	50.5%	$372,041	50.1%	$303,418	45.9%
Disposal	175,546	22.7%	181,895	24.5%	181,110	27.4%
Power generation	4,072	0.5%	3,576	0.5%	5,129	0.8%
Processing	7,218	1.0%	7,175	0.9%	7,174	1.1%
Solid waste operations	578,274	74.7%	564,687	76.0%	496,831	75.2%
Organics	59,394	7.6%	56,326	7.5%	54,174	8.2%
Customer solutions	86,680	11.2%	79,457	10.7%	67,464	10.2%
Recycling	50,236	6.5%	42,820	5.8%	42,191	6.4%
Resource Solutions	196,310	25.3%	178,603	24.0%	163,829	24.8%
Total revenues	$774,584	100.0%	$743,290	100.0%	$660,660	100.0%

22.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following is a summary of certain items in the consolidated statements of operations by quarter:

Fiscal Year 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$182,910	$188,767	$202,667	$200,240
Operating income	$7,012	$17,444	$20,633	$14,208
Net income	$959	$12,113	$15,117	$62,917
Earnings per common share:
Basic weighted average common shares outstanding	48,005	48,348	48,370	50,436
Basic earnings per share	$0.02	$0.25	$0.31	$1.25
Diluted weighted average common shares outstanding	48,262	48,563	48,619	50,719
Diluted earnings per share	$0.02	$0.25	$0.31	$1.24

Fiscal Year 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$163,664	$187,459	$198,547	$193,619
Operating income	$4,442	$15,544	$18,485	$14,604
Net (loss) income	$(1,714)	$11,915	$12,386	$9,066
Earnings per common share:
Basic weighted average common shares outstanding	45,913	47,464	47,690	47,811
Basic earnings per share	$(0.04)	$0.25	$0.26	$0.19
Diluted weighted average common shares outstanding	45,913	48,221	48,361	48,583
Diluted earnings per share	$(0.04)	$0.25	$0.26	$0.19
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
In the fourth quarter of fiscal year 2020, we unwound the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in an increase in a benefit for income taxes of $(53,644) in the three months ended December 31, 2020.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On February 17, 2021, our Board of Directors amended our Third Amended and Restated By-Laws to add a new Section 5.10 to Article V containing exclusive forum selection provisions. The new Section 5.10 provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, other employees or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or the Third Amended and Restated By-Laws or governed by the internal affairs doctrine; provided, however, that this exclusive forum selection provision shall not apply to claims arising under the Securities Act of 1933 or the Securities Exchange Act of 1934 or any other claim for which the federal courts have exclusive jurisdiction. In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act of 1933.
The foregoing description is qualified in its entirety by reference to the full text of Amendment No. 1 to Third Amended and Restated By-Laws, a copy of which is included as part of Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated in this Item 9B, "Other Information" by reference.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Information about our Executive Officers” in Item 1 of Part I of this Annual Report on Form 10-K) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of fiscal year ended December 31, 2020 (the "Proxy Statement"), under the sections captioned "Board of Directors", "Corporate Governance" and "Ownership of Our Common Stock".
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	395,343	$8.91	1,178,181
Equity compensation plans not approved by security holders	—	—	—
Total	395,343	$8.91	1,178,181

(1)Performance stock units, including market-based performance stock units are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 202,061 shares of Class A common stock.
(2)The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.
(3)Includes 1,103,971 shares of our Class A common stock issuable under our 2016 Incentive Plan and 74,210 shares of our Class A common stock issuable under our Amended and Restated 1997 Employee Stock Purchase Plan.
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
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.
Consolidated Statements of Operations for fiscal years 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income for fiscal years 2020, 2019 and 2018.
Consolidated Statement of Stockholders’ Equity (Deficit) for fiscal years 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for fiscal years 2020, 2019 and 2018.
Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:
All schedules have been omitted because the required information is not significant or is included in the consolidated financial statements or notes thereto, or is not applicable.

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

3.2 +
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

4.3 +	Description of Securities Registered Under Section 12 of the Exchange Act.

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

4.16
Loan Agreement, dated as of September 1, 2020, between New York State Environmental Facilities Corporation and Casella Waste Systems, Inc (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Casella as filed on September 2, 2020 (file no. 000-23211)).

4.17
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

10.24*+	Letter to David L. Schmitt from Casella dated as of October 13, 2020.

10.25*+	Employment Agreement between Casella and Shelley E. Sayward dated as of January 1, 2021.

10.26*+	Letter Agreement between Casella and Edmond Coletta dated as of February 17, 2021.

10.27*+	Letter Agreement between Casella and Christopher B. Heald dated as of February 17, 2021.

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

10.29*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.30*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Casella as filed on November 17, 2016 (file No. 333-214683)).

10.31*
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

10.43
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

10.44
Master Lease Agreement dated as of July 20, 2020 by and between Banc of America Leasing & Capital, LLC and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

10.45
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
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for fiscal years 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for fiscal years 2020, 2019 and 2018, (iv) Consolidated Statement of Stockholders’ Equity (Deficit) for fiscal years 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for fiscal years 2020, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: February 19, 2021	By: /s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive Officer	February 19, 2021
John W. Casella	(Principal Executive Officer)

/s/ Edmond R. Coletta	Senior Vice President and Chief Financial Officer	February 19, 2021
Edmond R. Coletta	(Principal Financial Officer)

/s/ Christopher B. Heald	Vice President and Chief Accounting Officer	February 19, 2021
Christopher B. Heald	(Principal Accounting Officer)

/s/ Douglas R. Casella	Director	February 19, 2021
Douglas R. Casella

/s/ Joseph G. Doody	Director	February 19, 2021
Joseph G. Doody

/s/ Rose Stuckey Kirk	Director	February 19, 2021
Rose Stuckey Kirk

/s/ James F. Callahan, Jr.	Director	February 19, 2021
James F. Callahan, Jr.

/s/ James E. O’Connor	Director	February 19, 2021
James E. O’Connor

/s/ William P. Hulligan	Director	February 19, 2021
William P. Hulligan

/s/ Michael K. Burke	Director	February 19, 2021
Michael K. Burke

/s/ Michael L. Battles	Director	February 19, 2021
Michael L. Battles

/s/ Emily Nagle Green	Director	February 19, 2021
Emily Nagle Green