Form 10-Q
period 2021-03-31
CASELLA WASTE SYSTEMS INC
filed 2021-04-30
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2021:

Class A common stock, $0.01 par value per share:	50,375,132
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,555	$154,342
Accounts receivable, net of allowance for credit losses of $2,095 and $2,333, respectively	66,326	74,198
Refundable income taxes	336	229
Prepaid expenses	10,906	9,289
Inventory	7,974	7,868
Other current assets	1,409	1,328
Total current assets	239,506	247,254
Property, plant and equipment, net of accumulated depreciation and amortization of $916,529 and $900,882, respectively	523,316	510,512
Operating lease right-of-use assets	92,537	95,310
Goodwill	196,316	194,901
Intangible assets, net	57,581	58,324
Restricted assets	1,871	1,848
Cost method investments	11,264	11,264
Deferred income taxes	57,731	61,163
Other non-current assets	14,124	13,322
Total assets	$1,194,246	$1,193,898
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$10,918	$9,240
Current operating lease liabilities	7,122	8,547
Accounts payable	50,547	49,198
Accrued payroll and related expenses	8,349	17,282
Accrued interest	2,002	2,126
Contract liabilities	3,082	2,685
Current accrued capping, closure and post-closure costs	11,331	10,268
Other accrued liabilities	29,724	31,862
Total current liabilities	123,075	131,208
Debt, less current portion	531,105	530,411
Operating lease liabilities, less current portion	60,854	60,979
Accrued capping, closure and post-closure costs, less current portion	73,694	72,265
Deferred income taxes	922	912
Other long-term liabilities	31,260	35,981
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, 0.01 par value per share; 100,000,000 shares authorized; 50,374,000 and 50,101,000 shares issued and outstanding, respectively	504	501
Class B common stock, 0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	642,297	639,247
Accumulated deficit	(261,788)	(266,099)
Accumulated other comprehensive loss, net of tax	(7,687)	(11,517)
Total stockholders' equity	373,336	362,142
Total liabilities and stockholders' equity	$1,194,246	$1,193,898
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended March 31,
	2021	2020
Revenues	$189,532	$182,910
Operating expenses:
Cost of operations	127,139	128,518
General and administration	27,131	24,352
Depreciation and amortization	22,682	21,406
Expense from acquisition activities	414	1,009
Southbridge Landfill closure charge	157	613
	177,523	175,898
Operating income	12,009	7,012
Other expense (income):
Interest income	(64)	(51)
Interest expense	5,468	5,952
Other (income) expense	(138)	43
Other expense, net	5,266	5,944
Income before income taxes	6,743	1,068
Provision for income taxes	2,432	109
Net income	$4,311	$959
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,179	48,005
Basic earnings per common share	$0.08	$0.02
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,387	48,262
Diluted earnings per common share	$0.08	$0.02
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$4,311	$959
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(1,160)	(411)
Interest rate swap amounts reclassified into interest expense	1,145	367
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	4,987	(7,257)
Other comprehensive income (loss), before tax	4,972	(7,301)
Income tax provision (benefit) related to items of other comprehensive income (loss)	1,142	(112)
Other comprehensive income (loss), net of tax	3,830	(7,189)
Comprehensive income (loss)	$8,141	$(6,230)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)
Issuances of Class A common stock	112	273	3	—	—	109	—	—
Stock-based compensation	2,941	—	—	—	—	2,941	—	—
Comprehensive income:
Net income	4,311	—	—	—	—	—	4,311	—
Other comprehensive income:
Hedging activity	3,830	—	—	—	—	—	—	3,830
Balance, March 31, 2021	$373,336	50,374	$504	988	$10	$642,297	$(261,788)	$(7,687)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2019	$122,753	46,803	$468	988	$10	$485,332	$(357,016)	$(6,041)
Cumulative effect of new accounting principle	(189)	—	—	—	—	—	(189)	—
Issuances of Class A common stock	100	517	5	—	—	95	—	—
Stock-based compensation	1,562	—	—	—	—	1,562	—	—
Comprehensive loss:
Net income	959	—	—	—	—	—	959	—
Other comprehensive loss:
Hedging activity	(7,189)	—	—	—	—	—	—	(7,189)
Balance, March 31, 2020	$117,996	47,320	$473	988	$10	$486,989	$(356,246)	$(13,230)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$4,311	$959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,682	21,406
Depletion of landfill operating lease obligations	1,604	1,673
Interest accretion on landfill and environmental remediation liabilities	1,957	1,794
Amortization of debt issuance costs	572	527
Stock-based compensation	2,941	1,562
Operating lease right-of-use assets expense	1,411	2,417
(Gain) loss on sale of property and equipment	(24)	137
Southbridge Landfill non-cash closure charge	(7)	51
Non-cash expense from acquisition activities	146	532
Deferred income taxes	2,300	967
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	7,872	6,507
Landfill operating lease contract expenditures	(160)	(50)
Accounts payable	1,349	(10,588)
Prepaid expenses, inventories and other assets	(2,077)	(171)
Accrued expenses, contract liabilities and other liabilities	(12,730)	(12,932)
Net cash provided by operating activities	32,147	14,791
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(4,568)	(5,144)
Additions to property, plant and equipment	(26,832)	(19,851)
Proceeds from sale of property and equipment	123	51
Net cash used in investing activities	(31,277)	(24,944)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	—	73,500
Principal payments on debt	(2,769)	(40,686)
Payments of debt issuance costs	—	(11)
Proceeds from the exercise of share based awards	112	100
Net cash (used in) provided by financing activities	(2,657)	32,903
Net (decrease) increase in cash and cash equivalents	(1,787)	22,750
Cash and cash equivalents, beginning of period	154,342	3,471
Cash and cash equivalents, end of period	$152,555	$26,221
Supplemental Disclosure of Cash Flow Information:
Cash interest payments	$5,020	$5,372
Cash income tax payments	$238	$84
Non-current assets obtained through long-term financing obligations	$4,569	$6,469
Right-of-use assets obtained in exchange for operating lease liabilities	$512	$2,366
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data)
1.    BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), and its subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company that provides collection, transfer, disposal, landfill, landfill gas-to-energy, recycling and organics services in the northeastern United States. We market recyclable metals, aluminum, plastics, paper, and corrugated cardboard, which have been processed at our recycling facilities or purchased from third-parties. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("fiscal year 2020"), which was filed with the SEC on February 19, 2021.
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2021 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2020.
Recent Events
The global outbreak of the novel coronavirus ("COVID-19") pandemic has caused, and is expected to continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the three months ended March 31, 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Although demand for services has improved as local economies begin to reopen as allowed by State Governments, our collection and disposal operations continued to be negatively impacted by lower volumes attributable to the COVID-19 pandemic in the three months ended March 31, 2021.
The COVID-19 pandemic has negatively impacted and is expected to continue to impact our business in other ways, as we have experienced and continue to experience increased costs as a result of the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), employee impacts from illness, supporting a remote administrative workforce, community response measures, the inability of customers to continue to pay for services, and temporary facility closures of our customers. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the full extent of the continuing impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. Future developments, such as the possibility of continuing spread of COVID-19 across our geographic footprint, the rate of vaccinations, the severity and containment of certain COVID-19 variants along with the pace and extent to which the States in which we operate facilitate a return to normal economic and operation conditions are uncertain and cannot be predicted at this time.

Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2021 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.
2.    ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates ("ASUs") to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that we adopted and deemed to have a material impact on our consolidated financial statements, or a possible material impact in the future, based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards adopted effective January 1, 2021
ASU No. 2019-12: Income Taxes (Topic 740)	Reduces the complexity over accounting for income taxes by removing certain exceptions and amending guidance to improve consistent application of accounting over income taxes.	This guidance did not have a material impact on our consolidated financial statements and related disclosures upon adoption, but may in the future. This guidance was effective January 1, 2021.

A table providing a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption

ASU No. 2020-04: Reference Rate Reform (Topic 848), as amended through January 2021	Provides temporary optional guidance to ease the potential burden in applying GAAP to contract modifications and hedging relationships that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria.	We currently have interest rate derivative agreements with hedging relationships that reference LIBOR which extend past the fiscal year ended December 31, 2021. We are currently assessing the provisions of this guidance as LIBOR is still in place and do not expect that its adoption will have a material impact on our consolidated financial statements and related disclosures. This guidance will be in effect from March 12, 2020 through December 31, 2022.

3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, processing, transfer and recycling services in the northeastern United States. Effective January 1, 2021, we reorganized the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services, from our historical lines-of-service of recycling, organics and customer solutions into two lines-of-service: processing and non-processing.
Processing services consist of the receipt of recycled, sludge or other organic materials at one of our materials recovery, processing or disposal facilities, where it is then sorted, mixed and/or processed, and then disposed of or sold. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales.
Revenues from non-processing services are derived from brokerage services; overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations; and traditional collection, disposal and recycling services provided to large account multi-site customers. In brokerage arrangements, we act as an agent that facilitates the sale of recyclable materials between an inbound customer and an outbound customer. Revenues from the brokerage of recycled materials are recognized on a net basis at the time of shipment. In general, these fees are variable in nature.

Classification of revenues by service line reported in the three months ended March 31, 2020 has been reclassified to conform with the presentation for the three months ended March 31, 2021.
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three months ended March 31, 2021 and 2020 follows:
Three Months Ended March 31, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$36,076	$61,393	$—	$97,469
Landfill	5,403	13,619	—	19,022
Transfer	9,424	7,146	—	16,570
Transportation	48	2,213	—	2,261
Landfill gas-to-energy	268	1,035	—	1,303
Processing	1,126	358	17,272	18,756
Non-processing	—	—	34,151	34,151
Total revenues	$52,345	$85,764	$51,423	$189,532

Transferred at a point-in-time	$44	$501	$10,092	$10,637
Transferred over time	52,301	85,263	41,331	178,895
Total revenues	$52,345	$85,764	$51,423	$189,532
Three Months Ended March 31, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$35,938	$58,623	$—	$94,561
Landfill	3,544	16,310	—	19,854
Transfer	9,383	6,670	—	16,053
Transportation	47	2,671	—	2,718
Landfill gas-to-energy	385	641	—	1,026
Processing	846	291	13,818	14,955
Non-processing	—	—	33,743	33,743
Total revenues	$50,143	$85,206	$47,561	$182,910

Transferred at a point-in-time	$56	$235	$4,462	$4,753
Transferred over time	50,087	84,971	43,099	178,157
Total revenues	$50,143	$85,206	$47,561	$182,910
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $1,568 in the three months ended March 31, 2021 and $991 in the three months ended March 31, 2020. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three months ended March 31, 2021 or March 31, 2020 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $67,062 and $74,162 as of March 31, 2021 and December 31, 2020, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $3,082 and $2,685 as of March 31, 2021 and December 31, 2020, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2020 and December 31, 2019 was recognized as revenue during the three months ended March 31, 2021 and March 31, 2020, respectively, when the services were performed.

4.    BUSINESS COMBINATIONS
In the three months ended March 31, 2021, we acquired one tuck-in solid waste collection and recycling business in our Western region. In the three months ended March 31, 2020, we acquired two businesses: one tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions operating segment. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five-year to ten-year period from the date of acquisition. All amounts recorded to goodwill, except goodwill related to certain acquisitions, are expected to be deductible for tax purposes.
A summary of the purchase price paid and the purchase price allocation for these acquisitions follows:

	Three Months Ended March 31,
	2021	2020
Purchase Price:
Cash used in acquisitions, net of cash acquired	$3,465	$4,771
Holdbacks	385	580
Total	3,850	5,351
Allocated as follows:
Land	—	325
Buildings	—	678
Equipment	1,254	2,396
Intangible assets	1,285	1,225
Other liabilities, net	(76)	(80)
Fair value of assets acquired and liabilities assumed	2,463	4,544
Excess purchase price allocated to goodwill	$1,387	$807
Certain purchase price allocations are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, these purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Revenues	$189,851	$187,872
Operating income	$12,050	$7,237
Net income	$4,335	$1,032

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,179	48,005
Basic earnings per common share	$0.08	$0.02
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,387	48,262
Diluted earnings per common share	$0.08	$0.02
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2020 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2020	Acquisitions	March 31, 2021
Eastern region	$30,873	$—	$30,873
Western region	149,984	1,415	151,399
Resource solutions	14,044	—	14,044
Total	$194,901	$1,415	$196,316

Summaries of intangible assets by intangible asset type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, March 31, 2021
Intangible assets	$27,302	$79,763	$107,065
Less accumulated amortization	(20,944)	(28,540)	(49,484)
	$6,358	$51,223	$57,581

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2020
Intangible assets	$26,971	$78,809	$105,780
Less accumulated amortization	(20,547)	(26,909)	(47,456)
	$6,424	$51,900	$58,324

Intangible amortization expense was $2,028 during the three months ended March 31, 2021 and $2,093 during the three months ended March 31, 2020.
A summary of intangible amortization expense estimated for the five fiscal years following fiscal year 2020 and thereafter follows:

Estimated Future Amortization Expense as of March 31, 2021
Fiscal year ending December 31, 2021	$6,026
Fiscal year ending December 31, 2022	$7,394
Fiscal year ending December 31, 2023	$7,138
Fiscal year ending December 31, 2024	$8,055
Fiscal year ending December 31, 2025	$8,259
Thereafter	$20,709

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$82,533	$71,927
Obligations incurred	1,038	898
Accretion expense	1,811	1,622
Obligations settled (1)	(357)	(1,097)
Ending balance	$85,025	$73,350
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	March 31, 2021	December 31, 2020
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.75%	$—	$—
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.75%	349,125	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	40,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.0%	34,573	31,486
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.4%	4,522	4,933
Principal amount of debt	550,220	548,419
Less—unamortized debt issuance costs (1)	8,197	8,768
Debt less unamortized debt issuance costs	542,023	539,651
Less—current maturities of debt	10,918	9,240
	$531,105	$530,411

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	March 31, 2021	December 31, 2020
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$3,429	$3,839
New York Bonds 2014R-1	984	1,000
New York Bonds 2014R-2	314	329
New York Bonds 2020	1,417	1,461
FAME Bonds 2005R-3	325	347
FAME Bonds 2015R-1	465	482
FAME Bonds 2015R-2	324	343
Vermont Bonds	473	487
New Hampshire Bonds	466	480
	$8,197	$8,768
Credit Facility
As of March 31, 2021, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2021, further advances were available under the Credit Facility in the amount of $173,575. The available amount is net of outstanding irrevocable letters of credit totaling $26,425, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2021, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
As of March 31, 2021 and December 31, 2020, our active interest rate derivative agreements had total notional amounts of $195,000 and $190,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.51% as of March 31, 2021. The agreements mature between February 2022 and December 2026. As of March 31, 2021 and December 31, 2020, we had forward starting interest rate derivative agreements with total notional amounts of $85,000 and $125,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.55%. The agreements mature between February 2027 and May 2028.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Other current assets	$—	$—
Interest rate swaps	Other non-current assets	614	—
		$614	$—

Interest rate swaps	Other accrued liabilities	$4,778	$4,774
Interest rate swaps	Other long-term liabilities	4,090	8,463
		$8,868	$13,237

Interest rate swaps	Accumulated other comprehensive loss, net of tax	$(8,462)	$(13,434)
Interest rate swaps - tax effect	Accumulated other comprehensive loss, net of tax	775	1,917
		$(7,687)	$(11,517)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss into earnings follows:

	Three Months Ended March 31,
Statement of Operations Location	2021	2020
Interest expense	$1,145	$367

8.    COMMITMENTS AND CONTINGENCIES
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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Three Months Ended March 31,
	2021	2020
Beginning balance	$4,261	$4,596
Accretion expense	28	$30
Obligations incurred	—	$27
Obligations settled (1)	—	$(12)
Ending balance	$4,289	$4,641
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of March 31, 2021. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.9%. The environmental remediation liability associated with the Potsdam site was $939 as of both March 31, 2021 and December 31, 2020.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, NELC and the Conservation Law Foundation ("CLF") (the "NH Citizen Groups") delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the NH Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the NH Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA and an order requiring NCES to seek a Federal National Pollutant Discharge Elimination System permit for the operation of the NCES Landfill. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the NH Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts to navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The NH Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. The New Hampshire Court granted the NH Citizen Groups' motion on September 2, 2020 and encouraged the parties to file motions for summary judgment. We filed our Motion for Summary Judgment on November 20, 2020 and the NH Citizens Groups filed a Motion for Summary Judgment on February 19, 2021. A hearing on motions for summary judgment is scheduled for May 14, 2021.
On October 9, 2020, we received a Type I-A Permit Modification for Expansion in the Stage VI area of the NCES Landfill (the “Permit”). On November 9, 2020, CLF filed an appeal of the Permit to the New Hampshire Waste Management Council on the grounds it failed to meet the public benefit criteria. On January 19, 2021, CLF filed a Complaint for Injunctive Relief with the Grafton Superior Court to enjoin NCES from accepting waste pursuant to the new Permit until such a time as CLF has exhausted its appeal rights. A hearing on the Complaint for Injunctive Relief was held on March 10, 2021; the Grafton Superior Court has not yet issued a decision. The Grafton Superior Court denied our Motion to Dismiss by Order dated March 17, 2021. We filed a Motion to Reconsider on March 26, 2021. We will continue to vigorously defend against this litigation.

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
Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel ("Named Plaintiffs") filed a class action complaint against us in Ontario County Supreme Court (the "New York Court") on behalf of similarly situated citizens ("Class Members") in Ontario County, New York (the "New York Litigation"). The New York Litigation alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Subtitle D landfill located in Seneca, New York , which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019, and the parties commenced settlement negotiations in early 2020. On December 1, 2020, the parties entered into a settlement agreement (the "Settlement Agreement") and thereafter the Named Plaintiffs and Class Members' counsel ("Counsel") moved the New York Court for entry of the Order on Notice/Preliminary Approvals. The settlement includes a $750 payment to a Qualified Settlement Fund for the benefit of Counsel and one-time lump sum payments to the Named Plaintiffs and Class Members who opt into the Settlement Agreement. We will also commit $900 in expenses and capital improvements for remediation measures to be completed by December 31, 2022.
Conservation Law Foundation, Inc. v Robert R. Scott, Commissioner, New Hampshire Department of Environmental Services
On or about February 11, 2021, the CLF filed a complaint against Robert R. Scott, Commissioner of the New Hampshire Department of Environmental Services (“DES”), in the Merrimac County Superior Court. The complaint alleges that DES has failed to comply with the duty to establish and update a solid waste plan for the State of New Hampshire, and the duty to rely on that solid waste plan in determining whether to grant permits for proposed waste disposal facilities, and seeks a declaratory judgment that DES is violating statutory solid waste planning and regulatory requirements; a writ of mandamus ordering DES to achieve compliance with the statutory solid waste plan requirement; and an order enjoining DES from reviewing, and issuing decisions on, permit applications for new or expanded waste facilities, including a landfill under development by us in Dalton, New Hampshire ("Granite State Landfill"), as well as any further review and decision-making required for permits it has already granted, including our NCES Landfill, until it has a legally valid state solid waste plan. On or about February 16, 2021, our subsidiary, Granite State Landfill, LLC, filed a Motion to Intervene in the action, which was granted by the Merrimac County Superior Court on February 17, 2021. A hearing on CLF's request for preliminary injunctive relief and the parties' motions to dismiss was held April 9, 2021. Post-hearing filings were due April 23, 2021.

9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2021, there were 950 Class A common stock equivalents available for future grant under the 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	90	$8.91
Granted	—	$—
Exercised	(9)	$12.48
Forfeited	—	$—
Outstanding, March 31, 2021	81	$8.51	4.3	$4,467
Exercisable, March 31, 2021	81	$8.51	4.3	$4,467

We did not record any stock-based compensation expense for stock options during each of the three months ended March 31, 2021 and March 31, 2020.
During the three months ended March 31, 2021, the aggregate intrinsic value of stock options exercised was $448.
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

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	307	$41.55
Granted	88	$67.48
Class A Common Stock Vested	(68)	$32.69
Forfeited	—	$56.04
Outstanding, March 31, 2021	327	$50.37	2.1	$20,750
Unvested, March 31, 2021	595	$50.59	1.9	$37,816
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 268 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $2,884 during the three months ended March 31, 2021 as compared to $1,515 during the three months ended March 31, 2020.
During the three months ended March 31, 2021, the total fair value of other stock awards vested was $4,405.
As of March 31, 2021, total unrecognized stock-based compensation expense related to outstanding restricted stock was $67, which will be recognized over a weighted average period of 2.1 years. As of March 31, 2021, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,558, which will be recognized over a weighted average period of 2.2 years. As of March 31, 2021, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $7,933 to be recognized over a weighted average period of 2.0 years.
We also recorded $57 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2021 as compared to $47 during the three months ended March 31, 2020.
Accumulated Other Comprehensive Loss, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2020	$(11,517)
Other comprehensive income before reclassifications	3,827
Amounts reclassified from accumulated other comprehensive income	1,145
Income tax provision related to items of other comprehensive income	(1,142)
Net current-period other comprehensive income	3,830
Balance, March 31, 2021	$(7,687)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended March 31,
	2021	2020
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$1,145	$367	Interest expense
	(1,145)	(367)	Income before income taxes
	(127)	112	Provision for income taxes
	$(1,018)	$(479)	Net income

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
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$4,311	$959
Denominators:
Number of shares outstanding, end of period:
Class A common stock	50,374	47,320
Class B common stock	988	988
Shares to be issued - acquisition	—	36
Unvested restricted stock	(2)	(1)
Effect of weighted average shares outstanding	(181)	(338)
Basic weighted average common shares outstanding	51,179	48,005
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	208	257
Diluted weighted average common shares outstanding	51,387	48,262
Anti-dilutive potentially issuable shares	88	—

11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three months ended March 31, 2021 and 2020, we recorded charges of $414 and $1,009, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three months ended March 31, 2021 and 2020, we recorded charges of $157 and $613, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,871	$—	$—
Interest rate swaps	—	614	—
	$1,871	$614	$—
Liabilities:
Interest rate swaps	$—	$8,868	$—

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,848	$—	$—
Liabilities:
Interest rate swaps	$—	$13,237	$—

Fair Value of Debt
As of March 31, 2021, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds was approximately $173,090 and the carrying value was $162,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014R-1, the New York Bonds 2014R-2, New York Bonds 2020 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of March 31, 2021, the carrying value of our Term Loan Facility was $349,125 and the carrying value of our Revolving Credit Facility was $0. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, processing, transfer and recycling services in the northeastern United States. Effective January 1, 2021, we reorganized the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services, from our historical lines-of-service of recycling, organics and customer solutions into two lines-of-service: processing and non-processing. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services are derived from brokerage services; overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations; and traditional collection, disposal and recycling services provided to large account multi-site customers. Revenues classification by service line reported in the three months ended March 31, 2020 has been reclassified to conform with the presentation for the three months ended March 31, 2021. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
Three Months Ended March 31, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$52,345	$12,426	$6,622	$2,245	$221,200
Western	85,764	28,682	14,039	7,756	646,381
Resource solutions	51,423	1,903	1,568	2,462	88,759
Corporate entities	—	—	453	(454)	237,906
Eliminations	—	(43,011)	—	—	—
	$189,532	$—	$22,682	$12,009	$1,194,246

Three Months Ended March 31, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$50,143	$11,839	$5,958	$975	$206,334
Western	85,206	25,546	13,232	5,642	599,815
Resource solutions	47,561	2,894	1,610	1,003	93,199
Corporate entities	—	—	606	(608)	58,292
Eliminations	—	(40,279)	—	—	—
	$182,910	$—	$21,406	$7,012	$957,640

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2021	2020
Collection	$97,469	$94,561
Disposal	37,853	38,625
Power generation	1,303	1,026
Processing	1,484	1,137
Solid waste operations	138,109	135,349
Processing	17,272	13,818
Non-processing	34,151	33,743
Resource solutions operations	51,423	47,561
Total revenues	$189,532	$182,910

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 19, 2021.
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
There may be additional risks that we are not presently aware of or that we currently believe are immaterial, which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation and its wholly-owned subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services.
As of April 15, 2021, we owned and/or operated 46 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, four landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Results of Operations
Recent Events
The global outbreak of the novel coronavirus ("COVID-19") pandemic has caused, and is expected to continue to cause, economic disruption across our geographic footprint and has adversely affected, and is expected to continue to adversely affect, our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the three months ended March 31, 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Although demand for services has improved as local economies begin to reopen as allowed by State Governments, our collection and disposal operations continued to be negatively impacted by lower volumes attributable to the COVID-19 pandemic in the three months ended March 31, 2021.
The COVID-19 pandemic has negatively impacted and is expected to continue to impact our business in other ways, as we have experienced and continue to experience increased costs as a result of the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), employee impacts from illness, supporting a remote administration workforce, community response measures, the inability of customers to continue to pay for services, and temporary closures of the facilities of our customers. We have taken measures to reduce costs in other areas and preserve liquidity during this period of uncertainty. As of the date of this filing, we are unable to determine or predict the full extent of the continuing impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. Future developments, such as the possibility of continuing spread of COVID-19 across our geographic footprint, the rate of vaccinations, the severity and containment of certain COVID-19 variants along with the pace and extent to which the States in which we operate facilitate a return to normal economic and operation conditions are uncertain and cannot be predicted at this time.
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal, landfill, landfill gas-to-energy, transfer and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource-renewal operations as either processing or non-processing services in our Resource Solutions operating segment. Revenues from processing services consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services consist of brokerage services; overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations; and traditional collection, disposal and recycling services provided to large account multi-site customers.

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2021		2020
Collection	$97.5	51.5%	$94.6	51.7%	$2.9
Disposal	37.9	20.0%	38.6	21.1%	(0.7)
Power	1.3	0.7%	1.0	0.5%	0.3
Processing	1.4	0.7%	1.1	0.7%	0.3
Solid waste	138.1	72.9%	135.3	74.0%	2.8
Processing	17.2	9.1%	13.9	7.6%	3.3
Non-processing	34.2	18.0%	33.7	18.4%	0.5
Resource solutions	51.4	27.1%	47.6	26.0%	3.8
Total revenues	$189.5	100.0%	$182.9	100.0%	$6.6

A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2021 vs. 2020
	Amount	% Growth
Price	$4.6	3.4%
Volume	(4.4)	(3.3)%
Surcharges and other fees	(1.6)	(1.2)%
Commodity price and volume	0.3	0.2%
Acquisitions	3.9	2.9%
Solid waste revenues	$2.8	2.0%

Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$3.3 million from favorable collection pricing; and
•$1.3 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$(2.2) million from lower collection volumes primarily due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020; and
•$(2.5) million from lower disposal volumes (of which $(1.5) million relates to lower landfill volumes, $(0.9) million relates to lower transportation volumes and $(0.1) million relates to lower transfer station volumes, in each case, primarily due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020); partially offset by
•$0.3 million from higher processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth from the prior year is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee. The energy component of the energy and environmental fee floats on a monthly basis in conjunction with diesel fuel prices. The sustainability recycling adjustment fee floats on a monthly basis conversely with recycled commodity prices.

Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$0.3 million from favorable commodity and energy pricing; and
•$0.1 million due to higher landfill gas-to-energy volumes; partially offset by
•$(0.1) million due to lower commodity processing volumes.
Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•the acquisition of one tuck-in solid waste collection business in our Western region; and
•the acquisition of seven tuck-in solid waste collection businesses and a solid waste collection business in our Western region.
Resource Solutions revenues
The change component in quarterly resource solutions revenues growth of $3.8 million from the prior year is the result of the following:
•$3.2 million from the favorable impact of commodity pricing in the marketplace (not including the impact of lower intercompany tipping fees); and
•$0.5 million from higher non-processing revenues primarily due to higher volumes; and
•$0.1 million from higher processing volumes driven by higher recycling commodity volumes.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2021		2020
Cost of operations	$127.1	67.1%	$128.5	70.3%	$(1.4)
General and administration	$27.1	14.3%	$24.4	13.3%	$2.7
Depreciation and amortization	$22.7	12.0%	$21.4	11.7%	$1.3

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
As a percentage of revenues, cost of operations decreased 320 basis points during the three months ended March 31, 2021 from the same period of the prior year. The period-to-period change in cost of operations can be primarily attributed to the following:
Third-party direct costs decreased $(2.2) million quarterly while decreasing 210 basis points as a percentage of revenues due to the following:
•lower hauling and third-party transportation costs associated with lower organic collection volumes, lower landfill volumes in our Western region, and lower transfer station volumes in our Eastern region, mainly due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020; partially offset by higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity in our Western region; and higher brokerage volumes in our Resource Solutions operating segment with high pass through direct costs.
•lower third-party disposal costs associated with internalizing more non-processing volumes in our Resource Solutions operating segment; and lower commercial collection, transportation and landfill volumes in our Western region mainly due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020, and to a lesser extent lower organic collection and Western region landfill volumes due to our focus on pricing.

Direct operational costs decreased $(1.6) million quarterly while decreasing 120 basis points as a percentage of revenues due to lower landfill operating costs in our Western region on lower landfill volumes, and lower equipment operating lease expense.
Labor and related benefit costs increased $0.9 million quarterly while remaining flat as a percentage of revenues due primarily to acquisition activity in the Western region, higher health insurance costs and higher labor costs due to increased overtime; partially offset by lower salaries and labor costs within our Resource Solutions operating segment.
Maintenance and repair costs increased $1.5 million quarterly while increasing 20 basis points as a percentage of revenues due primarily to higher facility maintenance costs in our Eastern region and higher operation support costs for our resource renewal operations.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period change in general and administration expense can be primarily attributed to higher equity compensation costs and higher accrued incentive compensation on improved performance; partially offset by lower bad debt expense attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses as of March 31, 2020.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2021		2020
Depreciation	$14.3	7.5%	$12.9	7.0%	$1.4
Landfill amortization	6.4	3.4%	6.4	3.5%	—
Other amortization	2.0	1.1%	2.1	1.1%	(0.1)
	$22.7	12.0%	$21.4	11.6%	$1.3

The period-to-period change in depreciation and amortization expense can be primarily attributed to increased investment in our fleet and acquisition activity. Landfill amortization expense remained flat as higher amortization associated with changes in cost estimates and other assumptions was offset by lower landfill volumes mainly associated with the negative impacts of the COVID-19 pandemic.
Expense from Acquisition Activities
In the three months ended March 31, 2021 and 2020, we recorded charges of $0.4 million and $1.0 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three months ended March 31, 2021 and 2020, we recorded charges of $0.2 million and $0.6 million, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process.
Other Expenses

Interest Expense, net
Our interest expense, net decreased $(0.5) million quarterly due primarily to lower average interest rates associated with changes in LIBOR.
Provision for Income Taxes
Our provision for income taxes increased $2.3 million as compared to the same period in the prior year. The provision for the three months ended March 31, 2021 includes $0.1 million of current income taxes and $2.3 million of deferred income taxes. For the three months ended March 31, 2020, the provision includes a $(0.9) million current income tax benefit and $1.0 million of deferred income taxes. The effective rate for the three months ended March 31, 2021 is 31%, before adjustment for the one-time adjustments primarily related to accumulated other comprehensive losses, and is computed based on the statutory rate of 21% adjusted primarily for state taxes and nondeductible officer compensation.
An increase of $1.3 million in the deferred tax provision between the periods relates to the release of a significant portion of our valuation allowance in the fourth quarter ended December 31, 2020. On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter ended December 31, 2020, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2020, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it was more likely than not that the majority of our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit from income taxes of $61.3 million. We continues to maintain a valuation allowance related to deferred tax assets that would generate capital losses when realized and deferred tax assets related to certain state jurisdictions.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted which, among other things, allows the carryback of remaining minimum tax credit carryforwards to tax year 2018. Prior to the CARES Act, the minimum tax credit carryforwards were fully refunded through tax year 2021, if not otherwise used to offset tax liabilities. A current income tax benefit of $(1.0) million, offset by a $1.0 million deferred tax provision, was recognized in the three months ended March 31, 2020 for the remaining minimum tax credit carried back to tax year 2018.
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
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2021	2020
Eastern	$52.3	$50.1	$2.2
Western	85.8	85.2	0.6
Resource solutions	51.4	47.6	3.8
Total revenues	$189.5	$182.9	$6.6

Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2021 vs. 2020
	Amount	% Growth
Price	$1.9	3.7%
Volume	1.0	2.1%
Surcharges and other fees	(0.6)	(1.2)%
Commodity price and volume	(0.1)	(0.2)%
Solid waste revenues	$2.2	4.4%

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$1.3 million from favorable collection pricing; and
•$0.6 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$1.3 million from higher disposal volumes related to landfill volumes, partially offset by lower transfer station volumes; and
•$0.3 million from higher processing volumes; partially offset by
•$(0.6) million from lower collection volumes mainly due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020.
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth from the prior year is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee. The energy component of the energy and environmental fee floats on a monthly basis in conjunction with diesel fuel prices. The sustainability recycling adjustment fee floats on a monthly basis conversely with recycled commodity prices.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2021 vs. 2020
	Amount	% Growth
Price	$2.7	3.2%
Volume	(5.4)	(6.3)%
Surcharges and other fees	(1.0)	(1.2)%
Commodity price and volume	0.4	0.5%
Acquisitions	3.9	4.5%
Solid waste revenues	$0.6	0.7%

Price.
The price change component in quarterly solid waste revenues growth is the result of the following:
•$2.0 million from favorable collection pricing; and
•$0.7 million from favorable disposal pricing related to landfills and transfer stations.

Volume.
The volume change component in quarterly solid waste revenues growth is the result of the following:
•$(1.6) million from lower collection volumes mainly due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020; and
•$(3.8) million from lower disposal volumes related to landfills and transportation mainly due to the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the three months ended March 31, 2020.
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth from the prior year is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee. The energy component of the energy and environmental fee floats on a monthly basis in conjunction with diesel fuel prices. The sustainability recycling adjustment fee floats on a monthly basis conversely with recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth is the result of favorable energy and commodity pricing and higher landfill gas-to-energy volumes, partially offset by lower commodity processing volumes.
Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth is the result of the acquisition of one tuck-in solid waste collection and recycling business in the three months ended March 31, 2021 and the acquisition of seven tuck-in solid waste collection businesses and a solid waste collection business during the prior year.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2021	2020
Eastern	$2.2	$1.0	$1.2
Western	7.8	5.6	2.2
Resource solutions	2.5	1.0	1.5
Corporate entities	(0.5)	(0.6)	0.1
Operating income	$12.0	$7.0	$5.0

Eastern Region
Operating results improved $1.2 million quarterly. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities, our improved operating performance in the three months ended March 31, 2021 was driven by revenue growth more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $0.1 million quarterly due to: higher labor and benefit costs due to increased overtime and higher health insurance costs; and higher facility maintenance costs; partially offset by lower hauling and third-party transportation costs associated with lower collection and transfer station volumes, mainly due to the negative impacts of the COVID-19 pandemic, which began impacting our operations at the end of the three months ended March 31, 2020.
General and administration: General and administration expense increased $1.2 million quarterly due to higher accrued incentive compensation and higher shared overhead costs associated with improved performance, partially offset by lower bad debt expense attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses as of March 31, 2020.
Depreciation and amortization: Depreciation and amortization expense increased $0.7 million quarterly due to higher depreciation and amortization expense associated with acquisition activity and higher landfill amortization associated with changes in cost estimates and other assumptions.
Western Region
Operating results improved $2.2 million quarterly. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three months ended March 31, 2021 was driven by revenue growth more than offsetting the following cost changes:

Cost of operations: Cost of operations increased $0.4 million quarterly due to: higher labor and benefit costs associated with acquisition activity, increased overtime, and higher health insurance costs; higher disposal costs on the internalization of volumes; and higher hauling and third-party transportation costs associated with higher collection volumes related to acquisition activity; partially offset by lower hauling and lower landfill operating costs on lower landfill tons and lower operating lease expense.
General and administration: General and administration expense increased $0.9 million quarterly due to higher shared overhead costs associated with improved performance, partially offset by lower bad debt expense attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses as of March 31, 2020.
Depreciation and amortization: Depreciation and amortization expense increased $0.8 million quarterly due primarily to acquisition activity, partially offset by lower landfill amortization on lower landfill volumes mainly associated with the negative impacts of the COVID-19 pandemic, which began impacting our operations at the end of the three months ended March 31, 2020.
Resource Solutions
Operating results improved $1.5 million quarterly driven by revenue growth more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $0.7 million quarterly due to: higher hauling and third-party transportation costs associated with higher brokerage volumes with high pass through direct costs; higher disposal costs associated with internalizing more non-processing volumes; and higher facility operation support costs; partially offset by lower salaries and labor costs.
General and administration: General and administration expense increased $0.7 million quarterly due to higher equity compensation costs, higher accrued incentive compensation and higher shared overhead costs on improved performance.
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
We have $173.6 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") and $152.6 million of cash and cash equivalents as of March 31, 2021 to help meet our liquidity needs, and our next significant debt maturity, which is comprised of our Revolving Credit Facility and term loan A facility ("Term Loan Facility", and together with the Revolving Credit Facility, the "Credit Facility"), is in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions) follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$152.6	$154.3
Restricted assets:
Restricted investment securities - landfill closure	$1.9	$1.8
Debt:
Current portion	$10.9	$9.2
Non-current portion	539.3	539.2
Total debt	$550.2	$548.4

Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2021	2020
Net cash provided by operating activities	$32.1	$14.8	$17.3
Net cash used in investing activities	$(31.3)	$(24.9)	$(6.4)
Net cash (used in) provided by financing activities	$(2.7)	$32.9	$(35.6)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2021	2020
Net income	$4.3	$1.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.7	21.4
Depletion of landfill operating lease obligations	1.6	1.7
Interest accretion on landfill and environmental remediation liabilities	2.0	1.8
Amortization of debt issuance costs	0.6	0.5
Stock-based compensation	2.9	1.6
Operating lease right-of-use assets expense	1.4	2.4
Loss on sale of property and equipment	—	0.1
Southbridge Landfill non-cash closure charge	—	0.1
Non-cash expense from acquisition activities	0.1	0.5
Deferred income taxes	2.3	1.0
	37.9	32.1
Changes in assets and liabilities, net	(5.8)	(17.3)
Net cash provided by operating activities	$32.1	$14.8

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $17.3 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was the result of improved operational performance combined with the favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, see "Results of Operations" above. The decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the following:
•a $11.9 million favorable impact to operating cash flows associated with the change in accounts payable; and
•a $1.4 million favorable impact to operating cash flows associated with the change in accounts receivable; partially offset by
•a $(1.9) million unfavorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2021	2020
Acquisitions, net of cash acquired	$(4.6)	$(5.1)
Additions to property, plant and equipment	(26.8)	(19.9)
Proceeds from sale of property and equipment	0.1	0.1
Net cash used in investing activities	$(31.3)	$(24.9)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the three months ended March 31, 2021, we acquired one tuck-in solid waste collection and recycling business in our Western region for total consideration of $3.9 million, including $3.5 million in cash, and paid $1.1 million in holdback payments on businesses previously acquired, as compared to the three months ended March 31, 2020 during which we paid $5.4 million in total consideration, including $4.8 million in cash, to acquire a tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions operating segment, and paid $0.3 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $6.9 million higher in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to:
•$8.7 million from higher replacement capital expenditures primarily associated with: capital spend for vehicles, machinery, equipment and containers associated with business growth, partially offset by lower capital spend on landfill development; partially offset by
•$(2.1) million in lower capital expenditures from the integration of newly acquired operations, which includes planned capital expenditures following an acquisition, as well as non-routine development investments that are expected to provide long-term returns; and
•$(0.1) million in lower capital expenditures from phase VI construction and development costs related to long-term infrastructure at the Subtitle D landfill in Coventry, Vermont ("Waste USA Landfill") to facilitate future landfill airspace construction which will significantly enhance the economic useful life of the Waste USA Landfill once construction is finished.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from long-term borrowings	$—	$73.5
Principal payments on debt	(2.8)	(40.7)
Proceeds from the exercise of share based awards	0.1	0.1
Net cash (used in) provided by financing activities	$(2.7)	$32.9

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash provided by debt activity decreased $(35.6) million. The decrease in financing cash flows related to our strong cash position in the three months ended March 31, 2021, combined with prior year borrowings against our Revolving Credit Facility, which was subsequently paid down in the prior year.

Outstanding Long-Term Debt
Credit Facility
As of March 31, 2021, we had outstanding $349.1 million aggregate principal amount of borrowings under our Term Loan Facility and $0.0 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.75% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2021, further advances were available under the Revolving Credit Facility in the amount of $173.6 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.4 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2021, financial covenant requirements included a minimum interest coverage ratio of 3.00 times and a maximum consolidated net leverage ratio of 4.00 times. In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of March 31, 2021, we were in compliance with all covenants contained in the Credit Agreement.
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
Tax-Exempt Financings and Other Debt
As of March 31, 2021, we had outstanding $162.0 aggregate principal amount of tax exempt bonds, $34.6 million aggregate principal amount of finance leases and $4.5 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosure over debt.
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
Regional Economic Conditions
Our business is primarily located in the northeastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. There can be no assurance that the economic conditions in the northeastern United States will recover from the impact of the COVID-19 pandemic at the same time as, or at the same rate as, other areas of the United States.

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
Our processing line-of-business in the Resource Solutions operating segment experiences increased volumes of fiber in November and December due to increased retail activity during the holiday season.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, as applicable, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Except for the adoption of the new accounting standards discussed in Note 2, Accounting Changes to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no material changes in the three months ended March 31, 2021 to the application of critical accounting policies and estimates as described in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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

As of March 31, 2021 and December 31, 2020, our active interest rate derivative agreements had a total notional amount of $195.0 million and $190.0 million, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.51% as of March 31, 2021. The agreements mature between February 2022 and December 2026. As of March 31, 2021 and December 31, 2020, we had forward starting interest rate derivative agreements with a total notional amount of $85.0 million and $125.0 million, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.55%. The agreements mature between February 2027 and May 2028.
As of March 31, 2021, we had $201.1 million of fixed rate debt in addition to the $195.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $154.1 million of long-term debt as of March 31, 2021. The weighted average interest rate on the variable rate portion of long-term debt was approximately 1.9% at March 31, 2021. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.5 million.
Commodity Price Volatility
Information about commodity market volatility market risk as of March 31, 2021 does not differ materially from that discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is provided in Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 ("2020 10-K"), that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. There have been no material changes to the risk factors disclosed in the 2020 10-K. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: April 30, 2021	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 30, 2021	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)