Form 10-Q
period 2021-06-30
CASELLA WASTE SYSTEMS INC
filed 2021-07-30
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2021:

Class A common stock, $0.01 par value per share:	50,398,324
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$167,177	$154,342
Accounts receivable, net of allowance for credit losses of $2,238 and $2,333, respectively	78,928	74,198
Refundable income taxes	—	229
Prepaid expenses	13,735	9,289
Inventory	7,994	7,868
Other current assets	1,421	1,328
Total current assets	269,255	247,254
Property, plant and equipment, net of accumulated depreciation and amortization of $936,029 and $900,882, respectively	532,824	510,512
Operating lease right-of-use assets	90,707	95,310
Goodwill	196,686	194,901
Intangible assets, net	55,927	58,324
Restricted assets	1,953	1,848
Cost method investments	11,264	11,264
Deferred income taxes	53,086	61,163
Other non-current assets	16,131	13,322
Total assets	$1,227,833	$1,193,898
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$14,716	$9,240
Current operating lease liabilities	7,207	8,547
Accounts payable	60,064	49,198
Accrued payroll and related expenses	13,612	17,282
Accrued interest	2,045	2,126
Contract liabilities	3,133	2,685
Current accrued capping, closure and post-closure costs	11,118	10,268
Other accrued liabilities	35,663	31,862
Total current liabilities	147,558	131,208
Debt, less current portion	526,830	530,411
Operating lease liabilities, less current portion	59,536	60,979
Accrued capping, closure and post-closure costs, less current portion	74,441	72,265
Deferred income taxes	933	912
Other long-term liabilities	30,043	35,981
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, 0.01 par value per share; 100,000,000 shares authorized; 50,398,000 and 50,101,000 shares issued and outstanding, respectively	504	501
Class B common stock, 0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	645,905	639,247
Accumulated deficit	(250,005)	(266,099)
Accumulated other comprehensive loss, net of tax	(7,922)	(11,517)
Total stockholders' equity	388,492	362,142
Total liabilities and stockholders' equity	$1,227,833	$1,193,898
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$215,875	$188,767	$405,406	$371,676
Operating expenses:
Cost of operations	138,553	123,462	265,691	251,980
General and administration	29,212	24,874	56,343	49,226
Depreciation and amortization	24,337	22,076	47,019	43,482
Expense from acquisition activities	1,632	352	2,046	1,360
Southbridge Landfill closure charge	195	559	352	1,172
	193,929	171,323	371,451	347,220
Operating income	21,946	17,444	33,955	24,456
Other expense (income):
Interest income	(66)	(45)	(130)	(96)
Interest expense	5,296	5,511	10,764	11,463
Other income	(510)	(492)	(648)	(449)
Other expense, net	4,720	4,974	9,986	10,918
Income before income taxes	17,226	12,470	23,969	13,538
Provision for income taxes	5,443	357	7,875	466
Net income	$11,783	$12,113	$16,094	$13,072
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,366	48,348	51,273	48,176
Basic earnings per common share	$0.23	$0.25	$0.31	$0.27
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,546	48,563	51,466	48,411
Diluted earnings per common share	$0.23	$0.25	$0.31	$0.27
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$11,783	$12,113	$16,094	$13,072
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	(1,186)	(940)	(2,346)	(1,351)
Interest rate swap amounts reclassified into interest expense	1,202	990	2,347	1,357
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(336)	(1,619)	4,651	(8,876)
Other comprehensive (loss) income, before tax	(320)	(1,569)	4,652	(8,870)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(85)	—	1,057	(112)
Other comprehensive (loss) income, net of tax	(235)	(1,569)	3,595	(8,758)
Comprehensive income	$11,548	$10,544	$19,689	$4,314
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)
Issuances of Class A common stock	112	273	3	—	—	109	—	—
Stock-based compensation	2,941	—	—	—	—	2,941	—	—
Comprehensive income:
Net income	4,311	—	—	—	—	—	4,311	—
Other comprehensive income:
Hedging activity	3,830	—	—	—	—	—	—	3,830
Balance, March 31, 2021	373,336	50,374	504	988	10	642,297	(261,788)	(7,687)
Issuances of Class A common stock	492	24	—	—	—	492	—	—
Stock-based compensation	3,116	—	—	—	—	3,116	—	—
Comprehensive income:
Net income	11,783	—	—	—	—	—	11,783	—
Other comprehensive loss:
Hedging activity	(235)	—	—	—	—	—	—	(235)
Balance, June 30, 2021	$388,492	50,398	$504	988	$10	$645,905	$(250,005)	$(7,922)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2019	$122,753	46,803	$468	988	$10	$485,332	$(357,016)	$(6,041)
Cumulative effect of new accounting principle	(189)	—	—	—	—	—	(189)	—
Issuances of Class A common stock	100	517	5	—	—	95	—	—
Stock-based compensation	1,562	—	—	—	—	1,562	—	—
Comprehensive loss:
Net income	959	—	—	—	—	—	959	—
Other comprehensive loss:
Hedging activity	(7,189)	—	—	—	—	—	—	(7,189)
Balance, March 31, 2020	117,996	47,320	473	988	10	486,989	(356,246)	(13,230)
Issuance of Class A common stock - acquisition	—	36	1	—	—	(1)	—	—
Issuances of Class A common stock	387	26	—	—	—	387	—	—
Stock-based compensation	1,818	—	—	—	—	1,818	—	—
Comprehensive income:
Net income	12,113	—	—	—	—	—	12,113	—
Other comprehensive loss:
Hedging activity	(1,569)	—	—	—	—	—	—	(1,569)
Balance, June 30, 2020	$130,745	47,382	$474	988	$10	$489,193	$(344,133)	$(14,799)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$16,094	$13,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,019	43,482
Depletion of landfill operating lease obligations	3,581	3,468
Interest accretion on landfill and environmental remediation liabilities	3,962	3,542
Amortization of debt issuance costs	1,144	1,054
Stock-based compensation	6,057	3,380
Operating lease right-of-use assets expense	2,826	4,588
(Gain) loss on sale of property and equipment	(92)	131
Southbridge Landfill non-cash closure charge	(16)	41
Non-cash expense from acquisition activities	1,022	575
Deferred income taxes	7,041	1,256
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(4,712)	6,448
Landfill operating lease contract expenditures	(1,478)	(1,358)
Accounts payable	10,866	(6,967)
Prepaid expenses, inventories and other assets	(7,192)	(2,309)
Accrued expenses, contract liabilities and other liabilities	(7,109)	(7,910)
Net cash provided by operating activities	79,013	62,493
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(5,481)	(20,091)
Additions to property, plant and equipment	(56,069)	(51,570)
Proceeds from sale of property and equipment	403	200
Net cash used in investing activities	(61,147)	(71,461)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	500	91,200
Principal payments on debt	(5,643)	(82,719)
Payments of debt issuance costs	—	(11)
Proceeds from the exercise of share based awards	112	100
Net cash (used in) provided by financing activities	(5,031)	8,570
Net increase (decrease) in cash and cash equivalents	12,835	(398)
Cash and cash equivalents, beginning of period	154,342	3,471
Cash and cash equivalents, end of period	$167,177	$3,073
Supplemental Disclosure of Cash Flow Information:
Cash interest payments	$9,701	$10,733
Cash income tax payments	$411	$187
Non-current assets obtained through long-term financing obligations	$5,894	$11,859
Right-of-use assets obtained in exchange for operating lease liabilities	$1,251	$3,142
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2021 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2020.
Recent Events
The global outbreak of the novel coronavirus ("COVID-19") pandemic has caused economic disruption across our geographic footprint and has adversely affected our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the three months ended March 31, 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Demand for services has improved as local economies begin to reopen as allowed by State Governments and our collection and disposal volumes, as well as overall operations, have been less impacted by the effects of the COVID-19 pandemic in the three and six months ended June 30, 2021.
The COVID-19 pandemic has negatively impacted and may continue to impact our business in other ways, as we have experienced increased costs as a result of the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), employee impacts from illness, supporting a remote administrative workforce, community response measures, the inability of customers to continue to pay for services, and temporary facility closures of our customers. As of the date of this filing, we are unable to determine or predict the full extent of any possible continuing impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. Future developments, such as the possibility of continuing spread of COVID-19 across our geographic footprint, the rate of vaccinations, the severity and containment of certain COVID-19 variants along with the pace and extent to which the States in which we operate continue to facilitate a return to normal economic and operation conditions are uncertain and cannot be predicted at this time.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2021 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined, except as disclosed, that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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
Classification of revenues by service line reported in the three and six months ended June 30, 2020 has been reclassified to conform with the presentation for the three and six months ended June 30, 2021.
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2021 and 2020 follows:

Three Months Ended June 30, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$39,364	$67,963	$—	$107,327
Landfill	6,118	16,517	—	22,635
Transfer	13,475	9,976	—	23,451
Transportation	47	3,040	—	3,087
Landfill gas-to-energy	246	854	—	1,100
Processing	1,808	502	21,031	23,341
Non-processing	—	—	34,934	34,934
Total revenues	$61,058	$98,852	$55,965	$215,875

Transferred at a point-in-time	$38	$487	$14,944	$15,469
Transferred over time	61,020	98,365	41,021	200,406
Total revenues	$61,058	$98,852	$55,965	$215,875
Three Months Ended June 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$35,463	$58,545	$—	$94,008
Landfill	4,568	15,218	—	19,786
Transfer	11,451	9,003	—	20,454
Transportation	52	3,454	—	3,506
Landfill gas-to-energy	197	721	—	918
Processing	1,605	345	16,205	18,155
Non-processing	—	—	31,940	31,940
Total revenues	$53,336	$87,286	$48,145	$188,767

Transferred at a point-in-time	$69	$367	$8,231	$8,667
Transferred over time	53,267	86,919	39,914	180,100
Total revenues	$53,336	$87,286	$48,145	$188,767
Six Months Ended June 30, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$75,440	$129,356	$—	$204,796
Landfill	11,520	30,136	—	41,656
Transfer	22,899	17,123	—	40,022
Transportation	95	5,253	—	5,348
Landfill gas-to-energy	515	1,888	—	2,403
Processing	2,934	860	38,302	42,096
Non-processing	—	—	69,085	69,085
Total revenues	$113,403	$184,616	$107,387	$405,406

Transferred at a point-in-time	$82	$988	$25,036	$26,106
Transferred over time	113,321	183,628	82,351	379,300
Total revenues	$113,403	$184,616	$107,387	$405,406

Six Months Ended June 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$71,400	$117,168	$—	$188,568
Landfill	8,112	31,528	—	39,640
Transfer	20,834	15,673	—	36,507
Transportation	99	6,125	—	6,224
Landfill gas-to-energy	583	1,361	—	1,944
Processing	2,451	636	30,023	33,110
Non-processing	—	—	65,683	65,683
Total revenues	$103,479	$172,491	$95,706	$371,676

Transferred at a point-in-time	$125	$602	$12,692	$13,419
Transferred over time	103,354	171,889	83,014	358,257
Total revenues	$103,479	$172,491	$95,706	$371,676

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $2,532 and $4,100 in the three and six months ended June 30, 2021, respectively, and $1,546 and $2,537 in the three and six months ended June 30, 2020, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three and six months ended June 30, 2021 or June 30, 2020 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $79,712 and $74,162 as of June 30, 2021 and December 31, 2020, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $3,133 and $2,685 as of June 30, 2021 and December 31, 2020, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2020 and December 31, 2019 was recognized as revenue during the six months ended June 30, 2021 and June 30, 2020, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
On July 26, 2021, we acquired Willimantic Waste Paper Co., Inc. ("Willimantic"), a residential, commercial and roll-off collection business in eastern Connecticut. Willimantic also operates a rail-served construction and demolition processing and waste transfer facility, a waste transfer station, a single stream recycling facility, and several other recycling operations.
In the six months ended June 30, 2021, we acquired two tuck-in solid waste collection businesses in our Western region, along with a septic and portable toilet business and a tuck-in solid waste collection business in our Eastern region. In the six months ended June 30, 2020, we acquired four businesses: three tuck-in solid waste collection businesses in our Western region and one recycling operation in our Resource Solutions operating segment. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists and non-compete covenants. Such assets are amortized over a five-year to ten-year period from the date of acquisition. All amounts recorded to goodwill, except goodwill related to certain acquisitions, are expected to be deductible for tax purposes.

A summary of the purchase price paid and the purchase price allocation for these acquisitions follows:

	Six Months Ended June 30,
	2021	2020
Purchase Price:
Cash used in acquisitions, net of cash acquired	$4,378	$19,212
Holdbacks	505	2,837
Total	4,883	22,049
Allocated as follows:
Current assets	13	132
Land	—	685
Buildings	—	2,118
Equipment	1,549	8,277
Intangible assets	1,646	5,912
Other liabilities, net	(82)	(222)
Fair value of assets acquired and liabilities assumed	3,126	16,902
Excess purchase price allocated to goodwill	$1,757	$5,147
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$216,082	$192,610	$406,242	$380,791
Operating income	$21,955	$17,629	$34,019	$24,880
Net income	$11,787	$12,181	$16,129	$13,220

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,366	48,348	51,273	48,176
Basic earnings per common share	$0.23	$0.25	$0.31	$0.27
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,546	48,563	51,466	48,411
Diluted earnings per common share	$0.23	$0.25	$0.31	$0.27
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

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2020	Acquisitions	June 30, 2021
Eastern region	$30,873	$46	$30,919
Western region	149,984	1,739	151,723
Resource solutions	14,044	—	14,044
Total	$194,901	$1,785	$196,686

Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Client Lists	Total
Balance, June 30, 2021
Intangible assets	$27,390	$80,036	$107,426
Less accumulated amortization	(21,323)	(30,176)	(51,499)
	$6,067	$49,860	$55,927

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2020
Intangible assets	$26,971	$78,809	$105,780
Less accumulated amortization	(20,547)	(26,909)	(47,456)
	$6,424	$51,900	$58,324

Intangible amortization expense was $2,015 and $4,043 during the three and six months ended June 30, 2021, respectively, and $2,222 and $4,316 during the three and six months ended June 30, 2020, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following fiscal year 2020 and thereafter follows:

Estimated Future Amortization Expense as of June 30, 2021
Fiscal year ending December 31, 2021	$4,038
Fiscal year ending December 31, 2022	$7,440
Fiscal year ending December 31, 2023	$7,183
Fiscal year ending December 31, 2024	$8,098
Fiscal year ending December 31, 2025	$8,301
Thereafter	$20,867

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$82,533	$71,927
Obligations incurred	2,319	1,764
Revision in estimates (1)	—	152
Accretion expense	3,676	3,204
Obligations settled (2)	(2,969)	(1,650)
Ending balance	$85,559	$75,397
(1)Relates to changes in estimated costs and timing of final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges for further discussion.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
7.    DEBT
A summary of debt is as follows:

	June 30, 2021	December 31, 2020
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.50%	$—	$—
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.50%	348,250	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	40,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.0%	34,467	31,486
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.4%	4,454	4,933
Principal amount of debt	549,171	548,419
Less—unamortized debt issuance costs (1)	7,625	8,768
Debt less unamortized debt issuance costs	541,546	539,651
Less—current maturities of debt	14,716	9,240
	$526,830	$530,411

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	June 30, 2021	December 31, 2020
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$3,019	$3,839
New York Bonds 2014R-1	967	1,000
New York Bonds 2014R-2	298	329
New York Bonds 2020	1,372	1,461
FAME Bonds 2005R-3	305	347
FAME Bonds 2015R-1	452	482
FAME Bonds 2015R-2	304	343
Vermont Bonds	460	487
New Hampshire Bonds	448	480
	$7,625	$8,768
Credit Facility
As of June 30, 2021, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.50% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2021, further advances were available under the Credit Facility in the amount of $173,575. The available amount is net of outstanding irrevocable letters of credit totaling $26,425, at which date no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2021, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
As of June 30, 2021 and December 31, 2020, our active interest rate derivative agreements had total notional amounts of $195,000 and $190,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.51% as of June 30, 2021. The agreements mature between February 2022 and December 2026. As of June 30, 2021 and December 31, 2020, we had forward starting interest rate derivative agreements with total notional amounts of $85,000 and $125,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.55%. The agreements mature between February 2027 and May 2028.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swaps	Other non-current assets	$153	$—

Interest rate swaps	Other accrued liabilities	$4,776	$4,774
Interest rate swaps	Other long-term liabilities	3,959	8,463
		$8,735	$13,237

Interest rate swaps	Accumulated other comprehensive loss, net of tax	$(8,782)	$(13,434)
Interest rate swaps - tax effect	Accumulated other comprehensive loss, net of tax	860	1,917
		$(7,922)	$(11,517)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Location	2021	2020	2021	2020
Interest expense	$1,202	$990	$2,347	$1,357

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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Six Months Ended June 30,
	2021	2020
Beginning balance	$4,261	$4,596
Accretion expense	56	62
Obligations incurred	—	28
Revision in estimates (1)	—	(188)
Obligations settled (2)	(281)	(293)
Ending balance	$4,036	$4,205
(1)The revision in estimates is associated with the completion of the environmental remediation at the site. See Note 11, Other Items and Charges to our consolidated financial statements for further discussion.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
The costs and liabilities we may be required to incur in connection with the foregoing Southbridge Landfill matters could be material to our results of operations, our cash flows and our financial condition.

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of June 30, 2021. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.9%. The environmental remediation liability associated with the Potsdam site was $939 as of both June 30, 2021 and December 31, 2020.

Legal Proceedings
North Country Environmental Services
On or about March 8, 2018, NELC and the Conservation Law Foundation ("CLF") (the "NH Citizen Groups") delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the NH Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the NH Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA and an order requiring NCES to seek a Federal National Pollutant Discharge Elimination System permit for the operation of the NCES Landfill. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the NH Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts to navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The NH Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. The New Hampshire Court granted the NH Citizen Groups' motion on September 2, 2020 and encouraged the parties to file motions for summary judgment. We filed our Motion for Summary Judgment on November 20, 2020 and the NH Citizens Groups filed a Motion for Summary Judgment on February 19, 2021. A hearing on motions for summary judgment was held on May 14, 2021. On May 24, 2021 the NH Citizens Group submitted a post-hearing filing requesting that the Court consider purported supplemental material facts discovered after the hearing, and to provide a response to questions posed by the Court at the hearing, in response to which we filed a Motion to Strike on June 2, 2021. The NH Citizens Group filed an Objection to the Motion to Strike on June 8, 2021. We filed a response on June 25, 2021.
On October 9, 2020, NCES received a Type I-A Permit Modification for Expansion in the Stage VI area of the NCES Landfill (the “Permit”). On November 9, 2020, CLF filed an appeal of the Permit to the New Hampshire Waste Management Council (the “Council”)on the grounds it failed to meet the public benefit criteria. On January 19, 2021, CLF filed a Complaint for

Injunctive Relief with the Grafton Superior Court to enjoin NCES from accepting waste pursuant to the new Permit until such a time as CLF has exhausted its appeal rights. A hearing on the Complaint for Injunctive Relief was held on March 10, 2021; the Grafton Superior Court denied the motion on May 14, 2021. CLF did not appeal this decision. The Council denied NCES’s Motion to Dismiss CLF’s appeal for lack of standing by Order dated March 17, 2021. NCES filed a Motion to Reconsider on March 26, 2021, which was denied by the Council on May 11, 2021. A prehearing conference was held and a schedule for the case was established on June 8, 2021. NCES filed a Motion to Dismiss on the merits of the appeal on June 30, 2021, and will continue to vigorously defend against this litigation pending the Council’s ruling.
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
Ontario County, New York Class Action Litigation
On or about September 17, 2019, Richard Vandemortel and Deb Vandemortel ("Named Plaintiffs") filed a class action complaint against us in Ontario County Supreme Court (the "New York Court") on behalf of similarly situated citizens ("Class Members") in Ontario County, New York (the "New York Litigation"). The New York Litigation alleges that over one thousand (1,000) citizens constitute the putative class in the New York Litigation, and it seeks damages for diminution of property values and infringement of the putative class’ rights to live without interference to their daily lives due to odors emanating from the Subtitle D landfill located in Seneca, New York , which is operated by us pursuant to a long-term Operation, Maintenance and Lease Agreement with Ontario County. The New York Litigation was served on us on October 14, 2019, and the parties commenced settlement negotiations in early 2020. On December 1, 2020, the parties entered into a settlement agreement (the "Settlement Agreement") and thereafter the Named Plaintiffs and Class Members' counsel ("Counsel") moved the New York Court for entry of the Order on Notice/Preliminary Approvals. A settlement fairness hearing was held on July 7, 2021, and the judge issued an Order and Final Judgment that was filed on July 8, 2021. The settlement includes a $750 payment to a Qualified Settlement Fund for the benefit of Counsel and one-time lump sum payments to the Named Plaintiffs and Class Members who opt into the Settlement Agreement. We also committed $900 in expenses and capital improvements for remediation measures to be completed by December 31, 2022.
Conservation Law Foundation, Inc. v Robert R. Scott, Commissioner, New Hampshire Department of Environmental Services
On or about February 11, 2021, the CLF filed a complaint against Robert R. Scott, Commissioner of the New Hampshire Department of Environmental Services (“DES”), in the Merrimac County Superior Court. The complaint alleges that DES has failed to comply with the duty to establish and update a solid waste plan for the State of New Hampshire, and the duty to rely on that solid waste plan in determining whether to grant permits for proposed waste disposal facilities, and seeks a declaratory judgment that DES is violating statutory solid waste planning and regulatory requirements; a writ of mandamus ordering DES to achieve compliance with the statutory solid waste plan requirement; and an order enjoining DES from reviewing, and issuing decisions on, permit applications for new or expanded waste facilities, including a landfill under development by us in Dalton, New Hampshire ("Granite State Landfill"), as well as any further review and decision-making required for permits it has already granted, including our NCES Landfill, until it has a legally valid state solid waste plan. On or about February 16, 2021, our subsidiary, Granite State Landfill, LLC ("GSL"), filed a Motion to Intervene in the action, which was granted by the Merrimac County Superior Court on February 17, 2021. A hearing on CLF's request for preliminary injunctive relief and the parties' motions to dismiss was held April 9, 2021. The Court issued a decision on May 14, 2021 granting the defendants’ Motions to Dismiss. CLF filed a Motion for Reconsideration which was denied by the Court on July 13, 2021.

9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2021, there were 947 Class A common stock equivalents available for future grant under the 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	90	$8.91
Granted	—	$—
Exercised	(9)	$12.48
Forfeited	—	$—
Outstanding, June 30, 2021	81	$8.51	4.1	$4,455
Exercisable, June 30, 2021	81	$8.51	4.1	$4,455

We did not record any stock-based compensation expense for stock options during each of the three and six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021, we had no unrecognized stock-based compensation expense related to outstanding stock options.
During both the three and six months ended June 30, 2021, the aggregate intrinsic value of stock options exercised was $448.
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

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	307	$41.55
Granted	101	$67.36
Class A Common Stock Vested	(81)	$35.28
Forfeited	(8)	$51.31
Outstanding, June 30, 2021	319	$51.10	1.9	$20,233
Unvested, June 30, 2021	584	$51.01	1.7	$37,062
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 265 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $3,044 and $5,928 during the three and six months ended June 30, 2021, respectively, as compared to $1,763 and $3,277 during the three and six months ended June 30, 2020, respectively.
During the three and six months ended June 30, 2021, the total fair value of other stock awards vested was $887 and $5,292, respectively.
As of June 30, 2021, total unrecognized stock-based compensation expense related to outstanding restricted stock was $108, which will be recognized over a weighted average period of 2.3 years. As of June 30, 2021, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,315, which will be recognized over a weighted average period of 1.9 years. As of June 30, 2021, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $9,006 to be recognized over a weighted average period of 1.9 years.
We also recorded $72 and $128 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2021, respectively, as compared to $56 and $103 during the three and six months ended June 30, 2020, respectively.

Accumulated Other Comprehensive Loss, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2020	$(11,517)
Other comprehensive income before reclassifications	2,305
Amounts reclassified from accumulated other comprehensive loss	2,347
Income tax provision related to items of other comprehensive income	(1,057)
Net current-period other comprehensive income	3,595
Balance, June 30, 2021	$(7,922)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$1,202	$990	$2,347	$1,357	Interest expense
	(1,202)	(990)	(2,347)	(1,357)	Income before income taxes
	(142)	—	(269)	112	Provision for income taxes
	$(1,060)	$(990)	$(2,078)	$(1,469)	Net income

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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$11,783	$12,113	$16,094	$13,072
Denominators:
Number of shares outstanding, end of period:
Class A common stock	50,398	47,382	50,398	47,382
Class B common stock	988	988	988	988
Unvested restricted stock	(2)	(1)	(2)	(1)
Effect of weighted average shares outstanding	(18)	(21)	(111)	(193)
Basic weighted average common shares outstanding	51,366	48,348	51,273	48,176
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	180	215	193	235
Diluted weighted average common shares outstanding	51,546	48,563	51,466	48,411
Anti-dilutive potentially issuable shares	—	12	48	12

11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2021, we recorded charges of $1,632 and $2,046, respectively, and in the three and six months ended June 30, 2020 we recorded charges of $352 and $1,360, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and six months ended June 30, 2021, we recorded charges of $195 and $352, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process. In the three and six months ended June 30, 2020, we recorded charges of $559 and $1,172, respectively, comprised of $595 and $1,208, respectively, of legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process, a charge of $152 in both the three and six months ended June 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill, and a recovery of $(188) in both the three and six months ended June 30, 2020 associated with the completion of the environmental remediation at the site.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,953	$—	$—
Interest rate swaps	—	153	—
	$1,953	$153	$—
Liabilities:
Interest rate swaps	$—	$8,735	$—

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,848	$—	$—
Liabilities:
Interest rate swaps	$—	$13,237	$—

Fair Value of Debt
As of June 30, 2021, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds was approximately $179,187 and the carrying value was $162,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014R-1, the New York Bonds 2014R-2, New York Bonds 2020 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2021, the carrying value of our Term Loan Facility was $348,250 and the carrying value of our Revolving Credit Facility was $0. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal, landfill, landfill gas-to-energy, processing, transfer and recycling services in the northeastern United States. Effective January 1, 2021, we reorganized the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services, from our historical lines-of-service of recycling, organics and customer solutions into two lines-of-service: processing and non-processing. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services are derived from brokerage services; overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations; and traditional collection, disposal and recycling services provided to large account multi-site customers. Revenues classification by service line reported in the three and six months ended June 30, 2020 has been reclassified to conform with the presentation for the three and six months ended June 30, 2021. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
Three Months Ended June 30, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$61,058	$16,128	$7,313	$3,781	$226,157
Western	98,852	33,566	15,089	14,900	654,314
Resource solutions	55,965	1,277	1,548	3,651	95,664
Corporate entities	—	—	387	(386)	251,698
Eliminations	—	(50,971)	—	—	—
	$215,875	$—	$24,337	$21,946	$1,227,833

Three Months Ended June 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$53,336	$13,837	$6,339	$4,366	$211,441
Western	87,286	29,020	13,615	11,863	626,329
Resource solutions	48,145	2,448	1,538	1,801	91,907
Corporate entities	—	—	584	(586)	37,294
Eliminations	—	(45,305)	—	—	—
	$188,767	$—	$22,076	$17,444	$966,971

Six Months Ended June 30, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$113,403	$28,554	$13,935	$6,027	$226,157
Western	184,616	62,248	29,128	22,657	654,314
Resource solutions	107,387	3,180	3,116	6,113	95,664
Corporate entities	—	—	840	(842)	251,698
Eliminations	—	(93,982)	—	—	—
Total	$405,406	$—	$47,019	$33,955	$1,227,833

Six Months Ended June 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$103,479	$25,676	$12,297	$5,341	$211,441
Western	172,491	54,567	26,847	17,505	626,329
Resource solutions	95,706	5,341	3,148	2,804	91,907
Corporate entities	—	—	1,190	(1,194)	37,294
Eliminations	—	(85,584)	—	—	—
Total	$371,676	$—	$43,482	$24,456	$966,971
A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collection	$107,327	$94,008	$204,796	$188,568
Disposal	49,173	43,746	87,026	82,371
Power generation	1,100	918	2,403	1,944
Processing	2,310	1,950	3,794	3,087
Solid waste operations	159,910	140,622	298,019	275,970
Processing	21,031	16,205	38,302	30,023
Non-processing	34,934	31,940	69,085	65,683
Resource solutions operations	55,965	48,145	107,387	95,706
Total revenues	$215,875	$188,767	$405,406	$371,676

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

Company Overview
Founded in 1975 with a single truck, Casella Waste Systems, Inc., a Delaware corporation and its wholly-owned subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically-integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in six states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services.
As of July 15, 2021, we owned and/or operated 47 solid waste collection operations, 58 transfer stations, 20 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Results of Operations
Recent Events
Business Acquisition
On July 26, 2021, we acquired Willimantic Waste Paper Co., Inc. ("Willimantic"), a residential, commercial and roll-off collection business in eastern Connecticut. Willimantic also operates a rail-served construction and demolition processing and waste transfer facility, a waste transfer station, a single stream recycling facility, and several other recycling operations.
COVID-19
The global outbreak of the COVID-19 pandemic has caused economic disruption across our geographic footprint and has adversely affected our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the three months ended March 31, 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Demand for services has improved as local economies begin to reopen as allowed by State Governments and our collection and disposal volumes, as well as overall operations, have been less impacted by the effects of the COVID-19 pandemic in the three and six months ended June 30, 2021.
The COVID-19 pandemic has negatively impacted and may continue to impact our business in other ways, as we have experienced increased costs as a result of the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), employee impacts from illness, supporting a remote administrative workforce, community response measures, the inability of customers to continue to pay for services, and temporary facility closures of our customers. As of the date of this filing, we are unable to determine or predict the full extent of any possible continuing impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. Future developments, such as the possibility of continuing spread of COVID-19 across our geographic footprint, the rate of vaccinations, the severity and containment of certain COVID-19 variants along with the pace and extent to which the States in which we operate continue to facilitate a return to normal economic and operation conditions are uncertain and cannot be predicted at this time.
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

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2021		2020			2021		2020
Collection	$107.3	49.7%	$94.0	49.8%	$13.3	$204.8	50.5%	$188.6	50.7%	$16.2
Disposal	49.2	22.8%	43.7	23.1%	5.5	87.0	21.5%	82.4	22.2%	4.6
Power	1.1	0.5%	0.9	0.5%	0.2	2.4	0.6%	1.9	0.5%	0.5
Processing	2.3	1.1%	2.0	1.1%	0.3	3.8	0.9%	3.1	0.9%	0.7
Solid waste	159.9	74.1%	140.6	74.5%	19.3	298.0	73.5%	276.0	74.3%	22.0
Processing	21.1	9.7%	16.3	8.6%	4.8	38.3	9.5%	30.0	8.0%	8.3
Non-processing	34.9	16.2%	31.9	16.9%	3.0	69.1	17.0%	65.7	17.7%	3.4
Resource solutions	56.0	25.9%	48.2	25.5%	7.8	107.4	26.5%	95.7	25.7%	11.7
Total revenues	$215.9	100.0%	$188.8	100.0%	$27.1	$405.4	100.0%	$371.7	100.0%	$33.7
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2021 vs. 2020		Period-to-Period Change for the Six Months Ended June 30, 2021 vs. 2020
	Amount	% Growth	Amount	% Growth
Price	$5.6	4.0%	$10.2	3.7%
Volume	10.0	7.1%	5.5	2.0%
Surcharges and other fees	(0.4)	(0.3)%	(1.9)	(0.7)%
Commodity price and volume	0.4	0.3%	0.7	0.3%
Acquisitions	3.7	2.6%	7.5	2.7%
Solid waste revenues	$19.3	13.7%	$22.0	8.0%

Solid waste revenues
Price.
The price change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$3.9 million quarterly and $7.2 million year-to-date from favorable collection pricing; and
•$1.7 million quarterly and $3.0 million year-to-date from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$6.3 million from higher collection volumes, with the prior year period negatively impacted by the COVID-19 pandemic, and growth in the period mainly as a result of increased demand for services due to economic recovery and increased activity;
•$3.6 million from higher disposal volumes (of which $2.2 million relates to higher transfer station volumes and $2.0 million relates to higher landfill volumes, with the prior year period negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services due to economic recovery and increased activity, and $(0.6) million relates to lower transportation volumes associated with less drill cuttings activity); and
•$0.1 million from higher processing volumes.
The volume change component in year-to-date solid waste revenues growth from the prior year is the result of the following:
•$4.0 million from higher collection volumes, with part of the prior year period negatively impacted by the COVID-19 pandemic, and growth in the current period primarily due to increased demand for services in the quarter due to economic recovery and increased activity; and

•$1.0 million from higher disposal volumes (of which $2.1 million relates to higher transfer station volumes and $0.4 million relates to higher landfill volumes, with part of the prior year period negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services in the quarter due to economic recovery and increased activity, and $(1.5) million relates to lower transportation volumes); and
•$0.5 million from higher processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee. The sustainability recycling adjustment fee floats on a monthly basis conversely with recycled commodity prices, which were higher as compared to the prior year periods, resulting in lower sustainability recycling adjustment fee revenues. This was partially offset by the impact of the energy component of the energy and environmental fee, which floats on a monthly basis in conjunction with diesel fuel prices, that were higher as compared to the prior year periods, resulting in higher energy fee revenues.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$0.3 million from favorable commodity and energy pricing; and
•$0.1 million due to higher commodity processing volumes.
The commodity price and volume change component in year-to-date solid waste revenues growth from the prior year is the result of the following:
•$0.6 million from favorable commodity and energy pricing; and
•$0.1 million due to higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•the timing and acquisition of two tuck-in solid waste collection businesses in our Western region, along with a septic and portable toilet business, and a tuck-in solid waste collection business in our Eastern region; and
•the timing and acquisition of seven tuck-in solid waste collection businesses and a solid waste collection business in our Western region in the prior year.
Resource Solutions revenues
The change component in quarterly and year-to-date resource solutions revenues growth of $7.8 million and $11.7 million, respectively, from the prior year periods is the result of the following:
•$3.3 million quarterly and $6.6 million year-to-date from the favorable impact of commodity pricing in the marketplace (not including the negative impact of lower intercompany tipping fees that were reduced due to higher commodity pricing);
•$3.0 million quarterly and $3.4 million year-to-date from higher non-processing revenues primarily due to higher volumes; and
•$1.5 million quarterly and $1.7 million year-to-date from higher processing volumes driven by higher recycling commodity volumes and other processing volumes.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2021		2020			2021		2020
Cost of operations	$138.6	64.2%	$123.5	65.4%	$15.1	$265.7	65.5%	$252.0	67.8%	$13.7
General and administration	$29.2	13.5%	$24.9	13.2%	$4.3	$56.3	13.9%	$49.2	13.2%	$7.1
Depreciation and amortization	$24.3	11.3%	$22.1	11.7%	$2.2	$47.0	11.6%	$43.5	11.7%	$3.5

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
As a percentage of revenues, cost of operations decreased approximately (120) basis points and (230) basis points during the three and six months ended June 30, 2021, respectively, from the same periods of the prior year. The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $6.0 million quarterly while decreasing approximately (40) basis points as a percentage of revenues, and increased $3.9 million year-to-date while decreasing approximately (120) basis points as a percentage of revenues, due to the following:
•higher third-party disposal costs associated with increased volumes in the quarter, including higher organic collection and transfer station volumes; higher landfill volumes driven by our Eastern region; higher collection volumes related to acquisition activity in our Western region; and higher non-processing volumes, and the internalization of more non-processing volumes, in our Resource Solutions operating segment; and
•higher hauling and third-party transportation costs associated with increased volumes in the quarter, including higher organic collection and transfer station volumes; higher landfill volumes driven by our Eastern region; higher collection volumes related to acquisition activity in our Western region; and higher brokerage, other processing and non-processing volumes in our Resource Solutions operating segment; partially offset by lower third-party transportation costs associated with lower transportation volumes on less drill cutting activity.
Direct operational costs increased $0.5 million quarterly while decreasing approximately (110) basis points as a percentage of revenues, and decreased $(1.1) million year-to-date while decreasing approximately (110) basis points as a percentage of revenues, due primarily to: higher variable operating costs on increased activity in the quarter; higher landfill operating and amortization costs on increased landfill volumes in the quarter, primarily in our Eastern region; offset on a year-to-date basis by lower equipment operating lease expense and lower landfill operating costs in our Western region as landfill volumes recovered more slowly at certain sites.
Fuel costs increased $1.2 million quarterly while increasing approximately 20 basis points as a percentage of revenues, and increased $1.2 million year-to-date while increasing approximately 10 basis points as a percentage of revenues, due primarily to higher volumes, along with higher fuel prices.
Direct labor costs increased $2.9 million quarterly while decreasing approximately (30) basis points as a percentage of revenues, and increased $3.8 million year-to-date while decreasing approximately (20) basis points as a percentage of revenues, due primarily to: higher labor costs due to wage inflation in our markets and increased overtime on higher collection and disposal volumes associated with an increased demand for services in the quarter and acquisition activity in the Western region; and higher health insurance costs; partially offset by lower salaries and labor costs within our Resource Solutions operating segment.
Maintenance and repair costs increased $4.5 million quarterly while increasing approximately 30 basis points as a percentage of revenues, and increased $6.0 million year-to-date while increasing approximately 20 basis points as a percentage of revenues, due primarily to higher fleet maintenance costs, higher facility maintenance costs and higher operation support costs for our resource renewal operations associated with an increased demand for services.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.

The period-to-period changes in general and administration expense can be primarily attributed to higher equity compensation costs and higher accrued incentive compensation on improved performance; partially offset by lower bad debt expense attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses in prior periods.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2021		2020			2021		2020
Depreciation	$14.5	6.7%	$13.5	7.1%	$1.0	$28.8	7.1%	$26.3	7.1%	$2.5
Landfill amortization	7.8	3.6%	6.4	3.4%	1.4	14.2	3.5%	12.8	3.4%	1.4
Other amortization	2.0	1.0%	2.2	1.2%	(0.2)	4.0	1.0%	4.4	1.2%	(0.4)
	$24.3	11.3%	$22.1	11.7%	$2.2	$47.0	11.6%	$43.5	11.7%	$3.5

The period-to-period increases in depreciation and amortization expense can be primarily attributed to increased investment in our fleet and acquisition activity. Landfill amortization expense increased in the three and six months ended June 30, 2021 due to higher landfill volumes and changes to cost estimates and other assumptions from prior year periods.
Expense from Acquisition Activities
In the three and six months ended June 30, 2021, we recorded charges of $1.6 million and $2.0 million, respectively, and in the three and six months ended June 30, 2020 we recorded charges of $0.4 million and $1.4 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and six months ended June 30, 2021, we recorded charges of $0.2 million and $0.4 million, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process. In the three and six months ended June 30, 2020, we recorded charges of $0.6 million and $1.2 million, respectively, comprised of $0.6 million and $1.2 million, respectively, of legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process, a charge of $0.2 million in the three and six months ended June 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill, and a recovery of $(0.2) million in the three and six months ended June 30, 2020 associated with the completion of the environmental remediation at the site.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.2) million quarterly and $(0.7) million year-to-date due primarily to lower average interest rates on our debt associated with changes in LIBOR.

Provision for Income Taxes
Our provision for income taxes increased $5.1 million quarterly and $7.4 million year-to-date, as compared to the same periods in the prior year. The provision for income taxes in the six months ended June 30, 2021 includes $0.8 million of current income taxes and $7.1 million of deferred income taxes. For the six months ended June 30, 2020, the provision includes a $(0.8) million current income tax benefit and $1.3 million of deferred income taxes. The effective rate for the three months ended June 30, 2021 is 31%, before adjustment for the one-time adjustments primarily related to accumulated other comprehensive losses, and is computed based on the statutory rate of 21% adjusted primarily for state taxes and nondeductible officer compensation.
An increase of $5.8 million in the year-to-date deferred tax provision between the periods relates to the release of a significant portion of our valuation allowance in the fourth quarter ended December 31, 2020. On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the quarter ended December 31, 2020, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2020, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it was more likely than not that the majority of our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit from income taxes of $61.3 million. We continues to maintain a valuation allowance related to deferred tax assets that would generate capital losses when realized and deferred tax assets related to certain state jurisdictions.
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
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2021	2020		2021	2020
Eastern	$61.1	$53.3	$7.8	$113.4	$103.5	$9.9
Western	98.9	87.3	11.6	184.6	172.5	12.1
Resource solutions	55.9	48.2	7.7	107.4	95.7	11.7
Total revenues	$215.9	$188.8	$27.1	$405.4	$371.7	$33.7

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2021 vs. 2020		Period-to-Period Change for the Six Months Ended June 30, 2021 vs. 2020
	Amount	% Growth	Amount	% Growth
Price	$2.2	4.1%	$4.0	3.9%
Volume	5.5	10.5%	6.5	6.3%
Surcharges and other fees	(0.1)	(0.3)%	(0.7)	(0.7)%
Commodity price and volume	0.1	0.1%	—	—%
Acquisitions	0.1	0.1%	0.1	0.1%
Solid waste revenues	$7.8	14.5%	$9.9	9.6%

Price.
The price change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$1.4 million quarterly and $2.7 million year-to-date from favorable collection pricing; and
•$0.8 million quarterly and $1.3 million year-to-date from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$2.8 million quarterly and $4.1 million year-to-date from higher disposal volumes related to transfer stations and landfills, with the prior year periods negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services due to economic recovery and increased activity;
•$2.6 million quarterly and $2.0 million year-to-date from higher collection volumes, with the prior year periods negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services due to economic recovery and increased activity; and
•$0.1 million quarterly and $0.4 million year-to-date from higher processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee. The sustainability recycling adjustment fee floats on a monthly basis conversely with recycled commodity prices, which were higher as compared to the prior year periods, resulting in lower sustainability recycling adjustment fee revenues. This was partially offset by the impact of the energy component of the energy and environmental fee, which floats on a monthly basis in conjunction with diesel fuel prices, that were higher as compared to the prior year periods, resulting in higher energy fee revenues.

Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2021 vs. 2020		Period-to-Period Change for the Six Months Ended June 30, 2021 vs. 2020
	Amount	% Growth	Amount	% Growth
Price	$3.4	3.9%	$6.1	3.6%
Volume	4.5	5.3%	(1.0)	(0.6)%
Surcharges and other fees	(0.2)	(0.3)%	(1.2)	(0.7)%
Commodity price and volume	0.3	0.3%	0.7	0.4%
Acquisitions	3.6	4.1%	7.5	4.3%
Solid waste revenues	$11.6	13.3%	$12.1	7.0%

Price.
The price change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$2.5 million quarterly and $4.5 million year-to-date from favorable collection pricing; and
•$0.9 million quarterly and $1.6 million year-to-date from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$3.7 million from higher collection volumes, with the prior year period negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services due to economic recovery and increased activity; and
•$0.8 million from higher disposal volumes related to transfer stations and landfills, with the prior year period negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services due to economic recovery and increased activity.
The volume impact on the change in year-to-date solid waste revenues growth from the prior year is the result of the following:
•$(3.0) million from lower disposal volumes related to landfills due to: lower drill cuttings activity and the negative impacts of the COVID-19 pandemic, which began impacting our revenues starting at the end of the quarter ended March 31, 2020 and extending through the first quarter of this fiscal year until demand for services increased in the quarter due to economic recovery and increased activity; and lower transportation revenues associated with less drill cuttings activity; partially offset by
•$2.0 million from higher collection volumes, with the prior year period negatively impacted by the COVID-19 pandemic, and growth in the current period mainly as a result of increased demand for services due to economic recovery and increased activity.
Surcharges and other fees.
The surcharges and other fees change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is associated with the energy component of the energy and environmental fee and the sustainability recycling adjustment fee. The sustainability recycling adjustment fee floats on a monthly basis conversely with recycled commodity prices, which were higher as compared to the prior year periods, resulting in lower sustainability recycling adjustment fee revenues. This was partially offset by the impact of the energy component of the energy and environmental fee, which floats on a monthly basis in conjunction with diesel fuel prices, that were higher as compared to the prior year periods, resulting in higher energy fee revenues.
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of favorable energy and commodity pricing and higher landfill gas-to-energy volumes and higher commodity processing volumes in the quarter.

Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the timing and acquisition of two tuck-in solid waste collection and recycling business and one tuck-in hauling business in the six months ended June 30, 2021, along with the timing and acquisition of seven tuck-in solid waste collection businesses and a solid waste collection business during the prior year.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2021	2020		2021	2020
Eastern	$3.8	$4.4	$(0.6)	$6.0	$5.3	$0.7
Western	14.9	11.9	3.0	22.7	17.5	5.2
Resource solutions	3.7	1.8	1.9	6.1	2.8	3.3
Corporate entities	(0.5)	(0.7)	0.2	(0.8)	(1.1)	0.3
Operating income	$21.9	$17.4	$4.5	$34.0	$24.5	$9.5

Eastern Region
Operating income decreased $(0.6) million quarterly and increased $0.7 million year-to-date. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities, our operating performance in the three and six months ended June 30, 2021 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $7.3 million quarterly and $7.4 million year-to-date due to: higher disposal, hauling and transportation costs associated with increased volumes in the quarter, including higher organic collection, transfer station and landfill volumes; higher labor and benefit costs due to wage inflation in our markets, increased overtime and increased health insurance costs; higher landfill operating costs on increased volumes; higher fleet and facility maintenance costs; and higher fuel costs on higher volumes and higher fuel prices. Volume increases and related costs were associated with increased demand for services in the quarter due to economic recovery and increased activity and acquisition activity.
General and administration: General and administration expense increased $1.4 million quarterly and $2.6 million year-to-date due to higher accrued incentive compensation and higher shared overhead costs associated with improved performance, partially offset by lower bad debt expense attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses in prior year periods.
Depreciation and amortization: Depreciation and amortization expense increased $1.0 million quarterly and $1.6 million year-to-date due to higher depreciation and amortization expense associated with increased investment in our fleet and acquisition activity, and higher landfill amortization primarily on higher landfill volumes and changes to cost estimates and other assumptions from prior year periods.
Western Region
Operating income increased $3.0 million quarterly and $5.2 million year-to-date. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three and six months ended June 30, 2021 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $9.1 million quarterly and $9.5 million year-to-date due to: higher disposal costs associated with increased volumes in the quarter, including higher organic and acquisition collection volumes as well as organic transfer station and landfill volumes; higher labor and benefit costs due to wage inflation in our markets, increased overtime and higher health insurance costs; higher fleet and facility maintenance costs; and higher fuel costs on higher volumes and higher fuel prices; partially offset by lower third-party transportation costs associated with lower transportation volumes on less drill cuttings activity; lower landfill operating costs where landfill volumes are taking longer to rebound; and lower equipment operating lease expense. Volume increases and related costs were associated with increased demand for services in the quarter due to economic recovery and increased activity and acquisition activity.
General and administration: General and administration expense increased $2.8 million quarterly and $3.7 million year-to-date due to higher accrued incentive compensation and higher shared overhead costs associated with improved performance, partially offset by lower bad debt expense attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses in prior year periods.

Depreciation and amortization: Depreciation and amortization expense increased $1.5 million quarterly and $2.3 million year-to-date primarily due to higher depreciation and amortization expense associated with increased investment in our fleet and acquisition activity, and higher landfill amortization primarily on higher landfill volumes in the quarter and changes to cost estimates and other assumptions from prior year periods.
Resource Solutions
Operating income increased $1.9 million quarterly and $3.3 million year-to-date driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $4.4 million quarterly and $5.1 million year-to-date due to: higher hauling and third-party transportation costs associated with higher brokerage volumes with high pass through direct costs; higher disposal costs associated with internalizing more non-processing volumes; and higher facility operation support costs; partially offset by lower salaries and labor costs.
General and administration: General and administration expense remained flat quarterly and increased $0.8 million year-to-date due to higher equity compensation costs, higher accrued incentive compensation and higher shared overhead costs on improved performance.
Liquidity and Capital Resources
We continue to monitor the impact that the COVID-19 pandemic has had and may continue to have on our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward. Because of the nature of the services we provide, we expect to continue to generate positive operating cash flows through stable revenue sources.
We had $173.6 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") and $167.2 million of cash and cash equivalents as of June 30, 2021 to help meet our liquidity needs, and our next significant debt maturity, which is comprised of our Revolving Credit Facility and term loan A facility ("Term Loan Facility", and together with the Revolving Credit Facility, the "Credit Facility"), is in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions) follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$167.2	$154.3
Restricted assets:
Restricted investment securities - landfill closure	$2.0	$1.8
Debt:
Current portion	$14.7	$9.2
Non-current portion	534.5	539.2
Total debt	$549.2	$548.4
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2021	2020
Net cash provided by operating activities	$79.0	$62.5	$16.5
Net cash used in investing activities	$(61.1)	$(71.5)	$10.4
Net cash (used in) provided by financing activities	$(5.0)	$8.6	$(13.6)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2021	2020
Net income	$16.1	$13.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.0	43.5
Depletion of landfill operating lease obligations	3.6	3.5
Interest accretion on landfill and environmental remediation liabilities	4.0	3.5
Amortization of debt issuance costs	1.1	1.1
Stock-based compensation	6.1	3.4
Operating lease right-of-use assets expense	2.8	4.6
(Gain) loss on sale of property and equipment	(0.1)	0.1
Non-cash expense from acquisition activities	1.0	0.6
Deferred income taxes	7.0	1.3
	88.6	74.7
Changes in assets and liabilities, net	(9.6)	(12.2)
Net cash provided by operating activities	$79.0	$62.5

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $16.5 million in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was the result of improved operational performance combined with the favorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, see "Results of Operations" above. The decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to the following:
•a $17.8 million favorable impact to operating cash flows associated with the change in accounts payable; and
•a $0.8 million favorable impact to operating cash flows associated with the change in accrued expenses and other liabilities; partially offset by
•a $(11.1) million unfavorable impact to operating cash flows associated with the change in accounts receivable; and
•a $(4.9) million unfavorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2021	2020
Acquisitions, net of cash acquired	$(5.5)	$(20.1)
Additions to property, plant and equipment	(56.1)	(51.6)
Proceeds from sale of property and equipment	0.5	0.2
Net cash used in investing activities	$(61.1)	$(71.5)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2021, we acquired two tuck-in solid waste collection businesses in our Western region, along with a septic and portable toilet business, and a tuck-in solid waste collection business in our Eastern region, for total consideration of $4.9 million, including $4.4 million in cash, and paid $1.1 million in holdback payments on businesses previously acquired, as compared to the six months ended June 30, 2020 during which we paid $22.0 million in total consideration, including $19.2 million in cash, to acquire four businesses, including three tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions segment, and paid $0.9 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $4.5 million higher in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to:
•$3.2 million in higher growth capital expenditures related to non-routine development;
•$2.9 million in higher capital expenditures from phase VI construction and development costs related to long-term infrastructure at the Subtitle D landfill in Coventry, Vermont ("Waste USA Landfill") to facilitate future landfill airspace construction, which will significantly enhance the economic useful life of the Waste USA Landfill once construction is finished; and
•$1.2 million in higher replacement capital expenditures as additional capital spend, including vehicles, machinery, equipment and containers, associated with business growth more than offset lower capital spend on landfill development; partially offset by
•$(2.8) million in lower capital expenditures associated with the integration of newly acquired operations, which includes planned capital expenditures following an acquisition, as well as non-routine development investments that are expected to provide long-term returns.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2021	2020
Proceeds from long-term borrowings	$0.5	$91.2
Principal payments on debt	(5.6)	(82.7)
Proceeds from the exercise of share based awards	0.1	0.1
Net cash (used in) provided by financing activities	$(5.0)	$8.6

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash provided by debt activity decreased $(13.6) million. The decrease in financing cash flows is related to our strong cash position in the six months ended June 30, 2021, combined with prior year borrowings against our Revolving Credit Facility, which was subsequently paid down in the prior year.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2021, we had outstanding $348.3 million aggregate principal amount of borrowings under our Term Loan Facility and $0.0 million aggregate principal amount of borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.50% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2021, further advances were available under the Revolving Credit Facility in the amount of $173.6 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.4 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").

The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2021, financial covenant requirements included a minimum interest coverage ratio of 3.00 times and a maximum consolidated net leverage ratio of 4.00 times. In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of June 30, 2021, we were in compliance with all covenants contained in the Credit Agreement.
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
Tax-Exempt Financings and Other Debt
As of June 30, 2021, we had outstanding $162.0 aggregate principal amount of tax exempt bonds, $34.5 million aggregate principal amount of finance leases and $4.5 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosure over debt.
Inflation
Inflationary increases in costs have affected our historical operating margins, including current inflationary pressures associated primarily with fuel, labor and certain capital items. We believe that inflation generally has not had a significant impact on our operating results. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in some cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and a fuel surcharge, which is designed to recover escalating fuel price fluctuations above an annually reset floor. Based on these implementations, we believe we should be able to sufficiently offset most cost increases resulting from inflation. However, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
As of June 30, 2021 and December 31, 2020, our active interest rate derivative agreements had a total notional amount of $195.0 million and $190.0 million, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.51% as of June 30, 2021. The agreements mature between February 2022 and December 2026. As of June 30, 2021 and December 31, 2020, we had forward starting interest rate derivative agreements with a total notional amount of $85.0 million and $125.0 million, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.55%. The agreements mature between February 2027 and May 2028.
As of June 30, 2021, we had $200.9 million of fixed rate debt in addition to the $195.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $153.3 million of long-term debt as of June 30, 2021. The weighted average interest rate on the variable rate portion of long-term debt was approximately 1.6% at June 30, 2021. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.5 million.
Commodity Price Volatility
Should commodity prices change by $10 per ton, we estimate that our annual operating income margin would change by approximately $0.7 million annually, or under $0.2 million quarterly. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is provided in Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: July 30, 2021	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 30, 2021	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)