Form 10-Q
period 2021-09-30
CASELLA WASTE SYSTEMS INC
filed 2021-10-29
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2021:

Class A common stock, $0.01 par value per share:	50,409,773
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,481	$154,342
Accounts receivable, net of allowance for credit losses of $3,057 and $2,333, respectively	90,500	74,198
Refundable income taxes	—	229
Prepaid expenses	16,806	9,289
Inventory	9,797	7,868
Other current assets	3,575	1,328
Total current assets	167,159	247,254
Property, plant and equipment, net of accumulated depreciation and amortization of $952,032 and $900,882, respectively	617,348	510,512
Operating lease right-of-use assets	96,712	95,310
Goodwill	227,929	194,901
Intangible assets, net	92,908	58,324
Restricted assets	1,948	1,848
Cost method investments	11,264	11,264
Deferred income taxes	46,777	61,163
Other non-current assets	18,352	13,322
Total assets	$1,280,397	$1,193,898
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$16,751	$9,240
Current operating lease liabilities	7,128	8,547
Accounts payable	69,516	49,198
Accrued payroll and related expenses	19,793	17,282
Accrued interest	1,960	2,126
Contract liabilities	3,422	2,685
Current accrued capping, closure and post-closure costs	17,848	10,268
Other accrued liabilities	41,951	31,862
Total current liabilities	178,369	131,208
Debt, less current portion	534,752	530,411
Operating lease liabilities, less current portion	59,001	60,979
Accrued capping, closure and post-closure costs, less current portion	68,425	72,265
Deferred income taxes	879	912
Other long-term liabilities	31,020	35,981
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,410,000 and 50,101,000 shares issued and outstanding, respectively	504	501
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	648,611	639,247
Accumulated deficit	(234,144)	(266,099)
Accumulated other comprehensive loss, net of tax	(7,030)	(11,517)
Total stockholders' equity	407,951	362,142
Total liabilities and stockholders' equity	$1,280,397	$1,193,898
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$241,969	$202,667	$647,375	$574,344
Operating expenses:
Cost of operations	153,892	130,406	419,583	382,386
General and administration	30,993	25,014	87,336	74,240
Depreciation and amortization	27,491	23,799	74,510	67,281
Expense from acquisition activities	1,904	173	3,950	1,533
Southbridge Landfill closure charge	302	2,642	653	3,815
	214,582	182,034	586,032	529,255
Operating income	27,387	20,633	61,343	45,089
Other expense (income):
Interest income	(61)	(107)	(191)	(203)
Interest expense	5,164	5,406	15,928	16,869
Other income	(178)	(157)	(825)	(606)
Other expense, net	4,925	5,142	14,912	16,060
Income before income taxes	22,462	15,491	46,431	29,029
Provision for income taxes	6,601	374	14,476	840
Net income	$15,861	$15,117	$31,955	$28,189
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,389	48,370	51,312	48,241
Basic earnings per common share	$0.31	$0.31	$0.62	$0.58
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,586	48,619	51,506	48,481
Diluted earnings per common share	$0.31	$0.31	$0.62	$0.58
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$15,861	$15,117	$31,955	$28,189
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(1,205)	(1,141)	(3,551)	(2,492)
Interest rate swap amounts reclassified into interest expense	1,204	1,156	3,551	2,513
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	1,215	145	5,866	(8,731)
Other comprehensive income (loss), before tax	1,214	160	5,866	(8,710)
Income tax provision (benefit) related to items of other comprehensive income (loss)	322	—	1,379	(112)
Other comprehensive income (loss), net of tax	892	160	4,487	(8,598)
Comprehensive income	$16,753	$15,277	$36,442	$19,591
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)
Issuances of Class A common stock	112	273	3	—	—	109	—	—
Stock-based compensation	2,941	—	—	—	—	2,941	—	—
Comprehensive income:
Net income	4,311	—	—	—	—	—	4,311	—
Other comprehensive income:
Hedging activity	3,830	—	—	—	—	—	—	3,830
Balance, March 31, 2021	373,336	50,374	504	988	10	642,297	(261,788)	(7,687)
Issuances of Class A common stock	492	24	—	—	—	492	—	—
Stock-based compensation	3,116	—	—	—	—	3,116	—	—
Comprehensive income:
Net income	11,783	—	—	—	—	—	11,783	—
Other comprehensive loss:
Hedging activity	(235)	—	—	—	—	—	—	(235)
Balance, June 30, 2021	388,492	50,398	504	988	10	645,905	(250,005)	(7,922)
Issuances of Class A common stock	51	12	—	—	—	51	—	—
Stock-based compensation	2,655	—	—	—	—	2,655	—	—
Comprehensive income:
Net income	15,861	—	—	—	—	—	15,861	—
Other comprehensive income:
Hedging activity	892	—	—	—	—	—	—	892
Balance, September 30, 2021	$407,951	50,410	$504	988	$10	$648,611	$(234,144)	$(7,030)
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

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$31,955	$28,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,510	67,281
Interest accretion on landfill and environmental remediation liabilities	5,915	5,324
Amortization of debt issuance costs	1,716	1,597
Stock-based compensation	8,712	5,345
Operating lease right-of-use assets expense	9,981	12,347
(Gain) loss on sale of property and equipment	(1)	254
Southbridge Landfill non-cash closure charge	112	2,077
Non-cash expense from acquisition activities	532	549
Deferred income taxes	12,974	1,514
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(10,943)	6,400
Landfill operating lease contract expenditures	(3,646)	(3,386)
Accounts payable	20,318	(8,585)
Prepaid expenses, inventories and other assets	(14,391)	(2,908)
Accrued expenses, contract liabilities and other liabilities	(3,655)	(4,083)
Net cash provided by operating activities	134,089	111,915
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(153,112)	(25,379)
Additions to property, plant and equipment	(81,577)	(77,271)
Proceeds from sale of property and equipment	593	430
Net cash used in investing activities	(234,096)	(102,220)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	500	154,400
Principal payments on debt	(8,517)	(145,008)
Payments of debt issuance costs	—	(1,531)
Proceeds from the exercise of share based awards	163	100
Net cash (used in) provided by financing activities	(7,854)	7,961
Net (decrease) increase in cash and cash equivalents	(107,861)	17,656
Cash and cash equivalents, beginning of period	154,342	3,471
Cash and cash equivalents, end of period	$46,481	$21,127
Supplemental Disclosure of Cash Flow Information:
Cash interest payments	$14,378	$15,239
Cash income tax payments	$597	$(1,650)
Non-current assets obtained through long-term financing obligations	$18,153	$16,937
Right-of-use assets obtained in exchange for operating lease liabilities	$3,566	$3,289
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2021 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2020.
Recent Events
The global outbreak of the novel coronavirus ("COVID-19") pandemic has caused economic disruption across our geographic footprint and has adversely affected our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the three months ended March 31, 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Demand for services has improved as local economies have reopened as allowed by State Governments and our collection and disposal volumes, as well as overall operations, have been less impacted by the effects of the COVID-19 pandemic in the three and nine months ended September 30, 2021.
The COVID-19 pandemic has negatively impacted and may continue to impact our business in other ways, as we have experienced increased costs as a result of the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), employee impacts from illness, supporting a remote administrative workforce, community response measures, the inability of customers to continue to pay for services, and temporary facility closures of our customers. Furthermore, residual macroeconomic effects associated with the pandemic have negatively impacted the global supply chain, labor markets and distribution networks leading to heightened inflation across labor, select services and goods, and capital investments. As of the date of this filing, we are unable to determine or predict the full extent of any possible continuing impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. Future developments, such as the possibility of continuing spread of COVID-19 across our geographic footprint, the administration rates and effectiveness of vaccinations, the severity and containment of certain COVID-19 variants along with the pace and extent to which the States in which we operate continue to facilitate a return to normal economic and operation conditions, are uncertain and cannot be predicted at this time.

Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2021 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.
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

A table providing a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption

ASU No. 2020-04: Reference Rate Reform (Topic 848), as amended through January 2021	Provides temporary optional guidance to ease the potential burden in applying GAAP to contract modifications and hedging relationships that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria.	We currently have interest rate derivative agreements with hedging relationships that reference LIBOR, which extend past the fiscal year ended December 31, 2021. We are currently assessing the provisions of this guidance as LIBOR is still in place and do not expect that its adoption will have a material impact on our consolidated financial statements and related disclosures. This guidance will be in effect from March 12, 2020 through December 31, 2022.

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
Classification of revenues by service line reported in the three and nine months ended September 30, 2020 has been reclassified to conform with the presentation for the three and nine months ended September 30, 2021.

The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and nine months ended September 30, 2021 and 2020:
Three Months Ended September 30, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$48,951	$69,921	$—	$118,872
Landfill	6,622	18,201	—	24,823
Transfer	16,948	10,375	—	27,323
Transportation	54	3,393	—	3,447
Landfill gas-to-energy	269	984	—	1,253
Processing	2,310	649	27,418	30,377
Non-processing	—	—	35,874	35,874
Total revenues	$75,154	$103,523	$63,292	$241,969

Transferred at a point-in-time	$43	$296	$19,927	$20,266
Transferred over time	75,111	103,227	43,365	221,703
Total revenues	$75,154	$103,523	$63,292	$241,969
Three Months Ended September 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$38,659	$63,611	$—	$102,270
Landfill	5,694	17,880	—	23,574
Transfer	11,861	9,756	—	21,617
Transportation	61	2,348	—	2,409
Landfill gas-to-energy	210	777	—	987
Processing	1,838	356	15,701	17,895
Non-processing	—	—	33,915	33,915
Total revenues	$58,323	$94,728	$49,616	$202,667

Transferred at a point-in-time	$52	$347	$7,736	$8,135
Transferred over time	58,271	94,381	41,880	194,532
Total revenues	$58,323	$94,728	$49,616	$202,667
Nine Months Ended September 30, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$124,389	$199,278	$—	$323,667
Landfill	18,143	48,336	—	66,479
Transfer	39,847	27,498	—	67,345
Transportation	148	8,646	—	8,794
Landfill gas-to-energy	784	2,873	—	3,657
Processing	5,246	1,508	65,721	72,475
Non-processing	—	—	104,958	104,958
Total revenues	$188,557	$288,139	$170,679	$647,375

Transferred at a point-in-time	$125	$1,284	$44,964	$46,373
Transferred over time	188,432	286,855	125,715	601,002
Total revenues	$188,557	$288,139	$170,679	$647,375

Nine Months Ended September 30, 2020

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$110,059	$180,778	$—	$290,837
Landfill	13,807	49,409	—	63,216
Transfer	32,695	25,429	—	58,124
Transportation	159	8,472	—	8,631
Landfill gas-to-energy	793	2,138	—	2,931
Processing	4,290	992	45,724	51,006
Non-processing	—	—	99,599	99,599
Total revenues	$161,803	$267,218	$145,323	$574,344

Transferred at a point-in-time	$177	$949	$20,428	$21,554
Transferred over time	161,626	266,269	124,895	552,790
Total revenues	$161,803	$267,218	$145,323	$574,344

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $4,341 and $8,440 in the three and nine months ended September 30, 2021, respectively, and $1,018 and $3,555 in the three and nine months ended September 30, 2020, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three and nine months ended September 30, 2021 or September 30, 2020 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $91,469 and $74,162 as of September 30, 2021 and December 31, 2020, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $3,422 and $2,685 as of September 30, 2021 and December 31, 2020, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2020 and December 31, 2019 was recognized as revenue during the nine months ended September 30, 2021 and September 30, 2020, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the nine months ended September 30, 2021, we acquired the following businesses: a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served construction and demolition processing and waste transfer facility, a waste transfer station, a single-stream recycling facility, and several other recycling operations whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments; a solid-waste collection business that operates a waste transfer station, a septic and portable toilet business, and a tuck-in solid-waste collection business in our Eastern region; and a waste composting and food-scrap hauling business, a solid-waste collection business that operates a waste transfer station, and two tuck-in solid-waste collection businesses in our Western region. In the nine months ended September 30, 2020, we acquired six businesses: five tuck-in solid-waste collection businesses in our Western region and one recycling operation in our Resource Solutions operating segment. The operating results of the acquired businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition, with the residual amounts recorded as goodwill. Acquired intangible assets other than goodwill that are subject to amortization include client lists, trade names, and non-compete covenants. Such assets are amortized over a four-year to ten-year period from the date of acquisition. All amounts recorded to goodwill, except goodwill related to certain acquisitions, are expected to be deductible for tax purposes.

A summary of the purchase price paid and the purchase price allocation for these acquisitions follows:

	Nine Months Ended September 30,
	2021	2020
Purchase Price:
Cash used in acquisitions, net of cash acquired	$150,364	$23,062
Contingent consideration	3,000	—
Holdbacks	1,865	3,387
Total	155,229	26,449
Allocated as follows:
Current assets	7,260	227
Operating lease right-of-use assets	6,500	—
Land	803	895
Finance lease right-of-use-assets	31,467	—
Buildings and improvements	8,468	1,908
Equipment	42,458	10,006
Intangible assets	41,759	7,159
Other liabilities, net	(5,120)	(306)
Finance leases	(11,367)	—
Fair value of assets acquired and liabilities assumed	122,228	19,889
Excess purchase price allocated to goodwill	$33,001	$6,560
Certain purchase price allocations are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. This includes purchase price allocations associated with the accounting for three acquisitions, acquired during the three months ended September 30, 2021, that have not yet been completed because we have not finalized the valuations of certain tangible and intangible assets, as well as the contingent consideration. Accordingly, these purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$248,981	$225,580	$696,391	$646,004
Operating income	$26,996	$20,100	$59,526	$43,660
Net income	$14,996	$12,976	$26,542	$21,845

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,389	48,370	51,312	48,241
Basic earnings per common share	$0.29	$0.27	$0.52	$0.45
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,586	48,619	51,506	48,481
Diluted earnings per common share	$0.29	$0.27	$0.52	$0.45
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

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2020	Acquisitions	September 30, 2021
Eastern region	$30,873	$18,984	$49,857
Western region	149,984	10,156	160,140
Resource solutions	14,044	3,888	17,932
Total	$194,901	$33,028	$227,929

Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Client Lists	Trade Names	Total
Balance, September 30, 2021
Intangible assets	$29,514	$109,676	$8,350	$147,540
Less accumulated amortization	(21,752)	(32,298)	(582)	(54,632)
	$7,762	$77,378	$7,768	$92,908

	Covenants Not-to-Compete	Client Lists	Total
Balance, December 31, 2020
Intangible assets	$26,971	$78,809	$105,780
Less accumulated amortization	(20,547)	(26,909)	(47,456)
	$6,424	$51,900	$58,324

Intangible amortization expense was $3,133 and $7,175 during the three and nine months ended September 30, 2021, respectively, and $2,265 and $6,580 during the three and nine months ended September 30, 2020, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following fiscal year 2020 and thereafter follows:

Estimated Future Amortization Expense as of September 30, 2021
Fiscal year ending December 31, 2021	$3,694
Fiscal year ending December 31, 2022	$14,007
Fiscal year ending December 31, 2023	$12,970
Fiscal year ending December 31, 2024	$12,634
Fiscal year ending December 31, 2025	$11,945
Thereafter	$37,658

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$82,533	$71,927
Obligations incurred	3,638	2,820
Revision in estimates (1)	—	152
Accretion expense	5,496	4,826
Obligations settled (2)	(5,394)	(2,706)
Ending balance	$86,273	$77,019
(1)Relates to changes in estimated costs and timing of final capping, closure and post-closure activities at the Town of Southbridge, Massachusetts landfill. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges for further discussion.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
7.    DEBT
A summary of debt is as follows:

	September 30, 2021	December 31, 2020
Senior Secured Credit Facility:
Revolving line of credit facility ("Revolving Credit Facility") due May 2023; bearing interest at LIBOR plus 1.50%	$—	$—
Term loan A facility ("Term Loan Facility") due May 2023; bearing interest at LIBOR plus 1.50%	347,375	350,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	40,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 3.6%	44,804	31,486
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.4%	4,377	4,933
Principal amount of debt	558,556	548,419
Less—unamortized debt issuance costs (1)	7,053	8,768
Debt less unamortized debt issuance costs	551,503	539,651
Less—current maturities of debt	16,751	9,240
	$534,752	$530,411

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	September 30, 2021	December 31, 2020
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$2,609	$3,839
New York Bonds 2014R-1	950	1,000
New York Bonds 2014R-2	283	329
New York Bonds 2020	1,328	1,461
FAME Bonds 2005R-3	283	347
FAME Bonds 2015R-1	430	482
FAME Bonds 2015R-2	287	343
Vermont Bonds	446	487
New Hampshire Bonds	437	480
	$7,053	$8,768
Credit Facility
As of September 30, 2021, we are party to a credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount Term Loan Facility and a $200,000 Revolving Credit Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.50% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2021, further advances were available under the Credit Facility in the amount of $172,030. The available amount is net of outstanding irrevocable letters of credit totaling $27,970, and as of September 30, 2021 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2021, we were in compliance with the covenants contained in the Credit Agreement. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
As of September 30, 2021 and December 31, 2020, our active interest rate derivative agreements had total notional amounts of $195,000 and $190,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.51% as of September 30, 2021. The agreements mature between February 2022 and December 2026. As of September 30, 2021 and December 31, 2020, we had forward starting interest rate derivative agreements with total notional amounts of $85,000 and $125,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.55%. The agreements mature between February 2027 and May 2028.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swaps	Other non-current assets	$228	$—

Interest rate swaps	Other accrued liabilities	$4,612	$4,774
Interest rate swaps	Other long-term liabilities	2,992	8,463
		$7,604	$13,237

Interest rate swaps	Accumulated other comprehensive loss, net of tax	$(7,568)	$(13,434)
Interest rate swaps - tax effect	Accumulated other comprehensive loss, net of tax	538	1,917
		$(7,030)	$(11,517)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive loss into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Location	2021	2020	2021	2020
Interest expense	$1,204	$1,156	$3,551	$2,513

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

Legal Proceedings
North Country Environmental Services vs. New Hampshire Citizens Group
On or about March 8, 2018, NELC and the Conservation Law Foundation ("CLF") (the "NH Citizen Groups") delivered correspondence to our subsidiary, North Country Environmental Services, Inc. ("NCES"), and us, providing notice of the NH Citizen Groups' intent to sue NCES and us for violations of the CWA in conjunction with NCES's operation of its landfill in Bethlehem, New Hampshire ("NCES Landfill"). On May 14, 2018, the NH Citizen Groups filed a lawsuit against NCES and us in the United States District Court for the District of New Hampshire (the “New Hampshire Court”) alleging violations of the CWA, arguing that ground water discharging into the Ammonoosuc River is a "point source" under the CWA (the "New Hampshire Litigation"). The New Hampshire Litigation seeks remediation and fines under the CWA and an order requiring NCES to seek a Federal National Pollutant Discharge Elimination System permit for the operation of the NCES Landfill. On June 15, 2018, we and NCES filed a Motion to Dismiss the New Hampshire Litigation. On July 13, 2018, the NH Citizen Groups filed objections to our Motion to Dismiss. On July 27, 2018, we filed a reply in support of our Motion to Dismiss. On September 25, 2018, the New Hampshire Court denied our Motion to Dismiss. In March of 2019, we filed a motion in the New Hampshire Litigation asking for a stay of this litigation until certain appeals from discordant federal circuit courts were heard by the Supreme Court of the United States (“SCOTUS”), in the case identified as “County of Maui v. Hawaii Wildlife Fund (“MAUI”)". Our motion for a stay was granted in the New Hampshire Litigation, and SCOTUS heard the case in 2019 and issued a ruling on April 23, 2020. SCOTUS remanded the case to the U.S. Court of Appeals for the Ninth Circuit in San Francisco (the “Circuit Court”) ruling that the Circuit Court’s standard as to whether ground water impacts to navigable waters is too broad. We do not believe that the MAUI decision resolves the issues presented in the New Hampshire Litigation, and until the Circuit Court rules in the remanded MAUI case, we intend to continue to vigorously defend against the New Hampshire Litigation, which we believe is without merit. The NH Citizens Groups filed a motion with the New Hampshire Court on July 15, 2020 to amend their complaint based on MAUI. The New Hampshire Court granted the NH Citizen Groups' motion on September 2, 2020 and encouraged the parties to file motions for summary judgment. We filed our Motion for Summary Judgment on November 20, 2020 and the NH Citizens Groups filed a Motion for Summary Judgment on February 19, 2021. A hearing on motions for summary judgment was held on May 14, 2021. On May 24, 2021 the NH Citizens Group submitted a post-hearing filing requesting that the New Hampshire Court consider purported supplemental material facts discovered after the hearing, and to provide a response to questions posed by the Court at the hearing, in response to which we filed a Motion to Strike on June 2, 2021. The NH Citizens Group filed an Objection to the Motion to Strike on June 8, 2021. We filed a response on June 25, 2021. On August 11, 2021, the New Hampshire Court denied the parties’ Motions for Summary Judgment and denied as moot the NH Citizens Groups’ request that the Court consider purported supplemental material facts and NCES’s Motion to Strike. We filed a Motion for Partial Reconsideration on September 7, 2021, and on September 22, 2021 we filed a Motion to Temporarily Suspend the Procedural Schedule (assented to by the NH Citizens Groups) to allow the parties the opportunity to engage in settlement negotiations, which was granted by the New Hampshire Court on October 5, 2021.
North Country Environmental Services Expansion Permit
On October 9, 2020, NCES received a Type I-A Permit Modification for Expansion in the Stage VI area of the NCES Landfill (the “Permit”). On November 9, 2020, CLF filed an appeal of the Permit to the New Hampshire Waste Management Council (the “Council”) on the grounds it failed to meet the public benefit criteria. On January 19, 2021, CLF filed a Complaint for Injunctive Relief with the Grafton Superior Court to enjoin NCES from accepting waste pursuant to the new Permit until such a time as CLF has exhausted its appeal rights. A hearing on the Complaint for Injunctive Relief was held on March 10, 2021; the Grafton Superior Court denied the motion on May 14, 2021. CLF did not appeal this decision. The Council denied NCES’s Motion to Dismiss CLF’s appeal for lack of standing by Order dated March 17, 2021. NCES filed a Motion to Reconsider on March 26, 2021, which was denied by the Council on May 11, 2021. A prehearing conference was held and a schedule for the case was established on June 8, 2021. NCES filed a Motion to Dismiss on the merits of the appeal on June 30, 2021, and will continue to vigorously defend against this litigation pending the Council’s ruling. On July 16, 2021, CLF filed its objection to the Motion to Dismiss, and NCES filed its reply on July 26, 2021. The Council issued an Order on September 3, 2021 granting NCES’s Motion to Dismiss, in part. CLF filed a Motion for Reconsideration on September 23, 2021, and NCES filed its objection on September 28, 2021 and CLF filed a reply on September 30, 2021. A hearing on the merits is expected to take place in February 2022.
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

Litigation was commenced by the Sierra Club, several other non-governmental organizations, and several individuals (“the Petitioners”), challenging the approvals issued by the Department, the Planning Board and the Town Board in New York State Supreme Court, Steuben County (the “Hakes Litigation”). The challenge was based upon allegations that the agencies issuing these approvals did not follow the requirements of Article 8 of the Environmental Conservation Law of the State of New York, the State Environmental Quality Review Act, by failing to address certain radioactivity issues alleged by Petitioners to be associated with certain drilling wastes authorized for disposal at the Hakes Landfill. The Department opposed the Hakes Litigation on procedural grounds. We and the Town of Campbell opposed the Hakes Litigation on the merits, and on July 31, 2020, the Court dismissed the Hakes Litigation on the merits. The Petitioners filed a notice of appeal. The time to appeal expired on February 10, 2021, and the attorney for the Petitioners confirmed that they are not pursuing the appeal. Accordingly, all approvals issued for the expansion project are now final and binding.
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
Conservation Law Foundation, Inc. v Robert R. Scott, Commissioner, New Hampshire Department of Environmental Services
On or about February 11, 2021, the CLF filed a complaint against Robert R. Scott, Commissioner of the New Hampshire Department of Environmental Services (“DES”), in the Merrimac County Superior Court. The complaint alleges that DES has failed to comply with the duty to establish and update a solid waste plan for the State of New Hampshire, and the duty to rely on that solid waste plan in determining whether to grant permits for proposed waste disposal facilities, and seeks a declaratory judgment that DES is violating statutory solid waste planning and regulatory requirements; a writ of mandamus ordering DES to achieve compliance with the statutory solid waste plan requirement; and an order enjoining DES from reviewing, and issuing decisions on, permit applications for new or expanded waste facilities, including a landfill under development by us in Dalton, New Hampshire, as well as any further review and decision-making required for permits it has already granted, including our NCES Landfill, until it has a legally valid state solid waste plan. On or about February 16, 2021, our subsidiary, Granite State Landfill, LLC, filed a Motion to Intervene in the action, which was granted by the Merrimac County Superior Court on February 17, 2021. A hearing on CLF's request for preliminary injunctive relief and the parties' motions to dismiss was held April 9, 2021. The Court issued a decision on May 14, 2021 granting the defendants’ Motions to Dismiss. CLF filed a Motion for Reconsideration which was denied by the Court on July 13, 2021.
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
A summary of the changes to the environmental remediation liability associated with the Southbridge Landfill follows:

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$4,261	$4,596
Accretion expense	82	90
Obligations incurred	—	28
Revision in estimates (1)	—	(188)
Obligations settled (2)	(281)	(293)
Ending balance	$4,062	$4,233
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

Potsdam Environmental Remediation Liability
On December 20, 2000, the State of New York Department of Environmental Conservation (“DEC”) issued an Order on Consent (“Order”) which named Waste-Stream, Inc. (“WSI”), our subsidiary, General Motors Corporation and Niagara Mohawk Power Corporation (“NiMo”) as Respondents. The Order required that the Respondents undertake certain work on a 25-acre scrap yard and solid waste transfer station owned by WSI in Potsdam, New York, including the preparation of a Remedial Investigation and Feasibility Study (“Study”). A draft of the Study was submitted to the DEC in January 2009 (followed by a final report in May 2009). The Study estimated that the undiscounted costs associated with implementing the preferred remedies would be approximately $10,219. On February 28, 2011, the DEC issued a Proposed Remedial Action Plan for the site and accepted public comments on the proposed remedy through March 29, 2011. We submitted comments to the DEC on this matter. In April 2011, the DEC issued the final Record of Decision (“ROD”) for the site. The ROD was subsequently rescinded by the DEC for failure to respond to all submitted comments. The preliminary ROD, however, estimated that the present cost associated with implementing the preferred remedies would be approximately $12,130. The DEC issued the final ROD in June 2011 with proposed remedies consistent with its earlier ROD. An Order on Consent and Administrative Settlement naming WSI and NiMo as Respondents was executed by the Respondents and DEC with an effective date of October 25, 2013. On January 29, 2016, a Cost-Sharing Agreement was executed between WSI, NiMo, Alcoa Inc. (“Alcoa”) and Reynolds Metal Company (“Reynolds”) whereby Alcoa and Reynolds elected to voluntarily participate in the onsite remediation activities at a combined 15% participant share. The majority of the remediation work has been completed as of September 30, 2021. WSI is jointly and severally liable with NiMo, Alcoa and Reynolds for the total cost to remediate.
We have recorded an environmental remediation liability associated with the Potsdam site based on incurred costs to date and estimated costs to complete the remediation in other accrued liabilities and other long-term liabilities. We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate of 1.9%. The environmental remediation liability associated with the Potsdam site was $939 as of both September 30, 2021 and December 31, 2020.

9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2021, there were 932 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	90	$8.91
Granted	8	$68.78
Exercised	(19)	$8.36
Forfeited	—	$—
Outstanding, September 30, 2021	79	$15.41	4.6	$4,779
Exercisable, September 30, 2021	71	$9.06	4.0	$4,719
Stock-based compensation expense related to stock options was $11 and $11 during the three and nine months ended September 30, 2021, respectively. We did not record any stock-based compensation expense for stock options during the three and nine months ended and September 30, 2020. As of September 30, 2021, we had $188 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.8 years.
During the three and nine months ended September 30, 2021, the aggregate intrinsic value of stock options exercised was $733 and $1,181, respectively.
Other Stock Awards
Restricted stock awards, restricted stock units and performance stock units, with the exception of market-based performance stock units, are granted at a price equal to the fair value of our Class A common stock at the date of grant. The fair value of each market-based performance stock unit is estimated using a Monte Carlo pricing model, which requires extensive use of accounting judgment and financial estimation, including the estimated share price appreciation plus, if applicable, the value of dividends of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.
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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2020	307	$41.55
Granted	108	$67.65
Class A Common Stock Vested	(82)	$35.44
Forfeited	(8)	$51.22
Outstanding, September 30, 2021	325	$51.56	1.8	$24,647
Unvested, September 30, 2021	590	$51.26	1.5	$44,796
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 265 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $2,576 and $8,505 during the three and nine months ended September 30, 2021, respectively, as compared to $1,898 and $5,175 during the three and nine months ended September 30, 2020, respectively.
During the three and nine months ended September 30, 2021, the total fair value of other stock awards vested was $71 and $5,364, respectively.

As of September 30, 2021, total unrecognized stock-based compensation expense related to outstanding restricted stock was $96, which will be recognized over a weighted average period of 2.1 years. As of September 30, 2021, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $4,931, which will be recognized over a weighted average period of 1.9 years. As of September 30, 2021, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $8,137 to be recognized over a weighted average period of 1.8 years.
We also recorded $67 and $196 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2021, respectively, as compared to $67 and $171 during the three and nine months ended September 30, 2020, respectively.
Accumulated Other Comprehensive Loss, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2020	$(11,517)
Other comprehensive income before reclassifications	2,315
Amounts reclassified from accumulated other comprehensive loss	3,551
Income tax provision related to items of other comprehensive income	(1,379)
Net current-period other comprehensive income	4,487
Balance, September 30, 2021	$(7,030)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Details About Accumulated Other Comprehensive Loss Components	Amounts Reclassified Out of Accumulated Other Comprehensive Loss				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$1,204	$1,156	$3,551	$2,513	Interest expense
	(1,204)	(1,156)	(3,551)	(2,513)	Income before income taxes
	(496)	—	(765)	112	Provision for income taxes
	$(708)	$(1,156)	$(2,786)	$(2,625)	Net income

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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$15,861	$15,117	$31,955	$28,189
Denominators:
Number of shares outstanding, end of period:
Class A common stock	50,410	47,384	50,410	47,384
Class B common stock	988	988	988	988
Unvested restricted stock	(2)	(2)	(2)	(2)
Effect of weighted average shares outstanding	(7)	—	(84)	(129)
Basic weighted average common shares outstanding	51,389	48,370	51,312	48,241
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	197	249	194	240
Diluted weighted average common shares outstanding	51,586	48,619	51,506	48,481
Anti-dilutive potentially issuable shares	12	—	12	1

11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and nine months ended September 30, 2021, we recorded charges of $1,904 and $3,950, respectively, and in the three and nine months ended September 30, 2020 we recorded charges of $173 and $1,533, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and nine months ended September 30, 2021, we recorded charges of $302 and $653, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process. In the three and nine months ended September 30, 2020, we recorded charges of $2,642 and $3,815, respectively, comprised of the following: $642 and $1,851, respectively, of legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process, a charge of $2,000 in both the three and nine months ended September 30, 2020 associated with a settlement pertaining to the Southbridge Landfill, a charge of $152 in the nine months ended September 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill, and a recovery of $(188) in the nine months ended September 30, 2020 associated with the completion of the environmental remediation at the site.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,948	$—	$—
Interest rate swaps	—	228	—
	$1,948	$228	$—
Liabilities:
Interest rate swaps	$—	$7,604	$—

	Fair Value Measurement at December 31, 2020 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,848	$—	$—
Liabilities:
Interest rate swaps	$—	$13,237	$—

Fair Value of Debt
As of September 30, 2021, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds was approximately $177,501 and the carrying value was $162,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014R-1, the New York Bonds 2014R-2, New York Bonds 2020 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2021, the carrying value of our Term Loan Facility was $347,375 and the carrying value of our Revolving Credit Facility was $0. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection, transfer, transportation and disposal, landfill gas-to-energy, processing, and recycling services in the northeastern United States. Effective January 1, 2021, we reorganized the Resource Solutions operating segment, which includes our larger-scale recycling and commodity brokerage operations along with our organics services and large scale commercial and industrial services, from our historical lines-of-service of recycling, organics and customer solutions into two lines-of-service: processing and non-processing. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services are derived from brokerage services; overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations; and traditional collection, disposal and recycling services provided to large account multi-site customers. Revenues classification by service line reported in the three and nine months ended September 30, 2020 has been reclassified to conform with the presentation for the three and nine months ended September 30, 2021. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
Three Months Ended September 30, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$75,154	$18,768	$9,407	$5,374	$352,067
Western	103,523	35,523	15,710	15,805	673,608
Resource solutions	63,292	156	1,903	6,679	126,529
Corporate entities	—	—	471	(471)	128,193
Eliminations	—	(54,447)	—	—	—
	$241,969	$—	$27,491	$27,387	$1,280,397

Three Months Ended September 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$58,323	$14,261	$6,659	$3,683	$215,639
Western	94,728	31,692	15,000	15,344	635,153
Resource solutions	49,616	2,806	1,544	2,204	89,870
Corporate entities	—	—	596	(598)	53,593
Eliminations	—	(48,759)	—	—	—
	$202,667	$—	$23,799	$20,633	$994,255

Nine Months Ended September 30, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$188,557	$47,322	$23,342	$11,401	$352,067
Western	288,139	97,771	44,838	38,462	673,608
Resource solutions	170,679	3,337	5,020	12,792	126,529
Corporate entities	—	—	1,310	(1,312)	128,193
Eliminations	—	(148,430)	—	—	—
	$647,375	$—	$74,510	$61,343	$1,280,397

Nine Months Ended September 30, 2020

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$161,803	$39,936	$18,956	$9,023	$215,639
Western	267,218	86,259	41,847	32,849	635,153
Resource solutions	145,323	8,147	4,692	5,008	89,870
Corporate entities	—	—	1,786	(1,791)	53,593
Eliminations	—	(134,342)	—	—	—
	$574,344	$—	$67,281	$45,089	$994,255
A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collection	$118,872	$102,270	$323,667	$290,837
Disposal	55,593	47,600	142,618	129,971
Power generation	1,253	987	3,657	2,931
Processing	2,959	2,194	6,754	5,282
Solid waste operations	178,677	153,051	476,696	429,021
Processing	27,418	15,701	65,721	45,724
Non-processing	35,874	33,915	104,958	99,599
Resource solutions operations	63,292	49,616	170,679	145,323
Total revenues	$241,969	$202,667	$647,375	$574,344

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
As of October 15, 2021, we owned and/or operated 51 solid waste collection operations, 65 transfer stations, 23 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Results of Operations
Recent Events
COVID-19
The global outbreak of the COVID-19 pandemic has caused economic disruption across our geographic footprint and has adversely affected our business. The COVID-19 pandemic negatively impacted our revenues starting at the end of the three months ended March 31, 2020, as many small business and construction collection customers required service level changes and volumes into our landfills declined due to lower economic activity. Demand for services has improved as local economies have reopened as allowed by State Governments and our collection and disposal volumes, as well as overall operations, have been less impacted by the effects of the COVID-19 pandemic in the three and nine months ended September 30, 2021.
The COVID-19 pandemic has negatively impacted and may continue to impact our business in other ways, as we have experienced increased costs as a result of the COVID-19 pandemic, including, but not limited to, higher costs associated with providing a safe working environment for our employees (such as increased costs associated with the protection of our employees, including costs for additional safety equipment, hygiene products and enhanced facility cleaning), employee impacts from illness, supporting a remote administrative workforce, community response measures, the inability of customers to continue to pay for services, and temporary facility closures of our customers. Furthermore, residual macroeconomic effects associated with the pandemic have negatively impacted the global supply chain, labor markets and distribution networks leading to heightened inflation across labor, select services and goods, and capital investments. As of the date of this filing, we are unable to determine or predict the full extent of any possible continuing impact that the COVID-19 pandemic will have on our business, results of operations, liquidity and capital resources. Future developments, such as the possibility of continuing spread of COVID-19 across our geographic footprint, the administration rates and effectiveness of vaccinations, the severity and containment of certain COVID-19 variants along with the pace and extent to which the States in which we operate continue to facilitate a return to normal economic and operation conditions, are uncertain and cannot be predicted at this time.
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection, transfer, transportation and disposal, landfill gas-to-energy, processing, and recycling services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource-renewal operations as either processing or non-processing services in our Resource Solutions operating segment. Revenues from processing services consist of revenues derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services consist of brokerage services; overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations; and traditional collection, disposal and recycling services provided to large account multi-site customers.

A summary of revenues attributable to service provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2021		2020			2021		2020
Collection	$118.9	49.1%	$102.3	50.5%	$16.6	$323.7	50.0%	$290.8	50.6%	$32.9
Disposal	55.6	23.0%	47.6	23.5%	8.0	142.6	22.0%	130.0	22.6%	12.6
Power	1.3	0.5%	1.0	0.5%	0.3	3.7	0.6%	2.9	0.5%	0.8
Processing	2.9	1.2%	2.2	1.0%	0.7	6.7	1.0%	5.3	1.0%	1.4
Solid waste	178.7	73.8%	153.1	75.5%	25.6	476.7	73.6%	429.0	74.7%	47.7
Processing	27.4	11.4%	15.7	7.8%	11.7	65.7	10.2%	45.7	8.0%	20.0
Non-processing	35.9	14.8%	33.9	16.7%	2.0	105.0	16.2%	99.6	17.3%	5.4
Resource solutions	63.3	26.2%	49.6	24.5%	13.7	170.7	26.4%	145.3	25.3%	25.4
Total revenues	$242.0	100.0%	$202.7	100.0%	$39.3	$647.4	100.0%	$574.3	100.0%	$73.1
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2021 vs. 2020		Period-to-Period Change for the Nine Months Ended September 30, 2021 vs. 2020
	Amount	% Growth	Amount	% Growth
Price	$6.2	4.1%	$16.4	3.8%
Volume	4.3	2.8%	10.1	2.3%
Surcharges and other fees	(0.2)	(0.2)%	(2.2)	(0.5)%
Commodity price and volume	0.5	0.3%	1.2	0.3%
Acquisitions	14.8	9.7%	22.3	5.2%
Closed operations	—	—%	(0.1)	—%
Solid waste revenues	$25.6	16.7%	$47.7	11.1%

Solid waste revenues
Price.
The price change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$4.7 million quarterly and $11.9 million year-to-date from favorable collection pricing; and
•$1.5 million quarterly and $4.5 million year-to-date from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year is the result of the following:
•$3.5 million from higher disposal volumes (of which $2.3 million relates to higher transfer station volumes, $0.9 million relates to higher transportation volumes associated primarily with one of our larger customers, and $0.3 million relates to higher third-party landfill volumes); and
•$0.5 million from higher collection volumes as a result of increased activity and new customer acquisition; and
•$0.3 million from higher processing volumes.
The volume change component in year-to-date solid waste revenues growth from the prior year is the result of the following:
•$4.7 million from higher disposal volumes (of which $4.4 million relates to higher transfer station volumes and $0.8 million relates to higher third-party landfill volumes as a result of increased activity and an increased demand for services due to economic recovery from the prior year, which was negatively impacted by the COVID-19 pandemic, and $(0.5) million relates to lower transportation volumes);

•$4.6 million from higher collection volumes as a result of increased activity, new customer acquisition and an increased demand for services due to economic recovery from the prior year, which was negatively impacted by the COVID-19 pandemic; and
•$0.8 million from higher processing volumes.
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
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year is the result of $0.5 million from favorable commodity and energy pricing.
The commodity price and volume change component in year-to-date solid waste revenues growth from the prior year is the result of the following:
•$1.1 million from favorable commodity and energy pricing; and
•$0.1 million due to higher landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•the timing and acquisition of: a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served construction and demolition processing and waste transfer facility and a waste transfer station whose assets and liabilities are allocated to our Eastern region; a solid-waste collection business that operates a waste transfer station, a septic and portable toilet business, and a tuck-in solid-waste collection business in our Eastern region; and a waste composting and food-scrap hauling business, a solid-waste collection business that operates a waste transfer station, and two tuck-in solid-waste collection businesses in our Western region in the nine months ended September 30, 2021; and
•the timing and acquisition of seven tuck-in solid-waste collection businesses and a solid-waste collection business in our Western region in the prior year.
Resource Solutions revenues
The change component in quarterly and year-to-date resource solutions revenues growth of $13.7 million and $25.4 million, respectively, from the prior year periods is the result of the following:
•$6.0 million quarterly and $12.7 million year-to-date from the favorable impact of commodity pricing in the marketplace (not including the negative impact of lower intercompany tipping fees that were reduced due to higher commodity pricing);
•$4.2 million quarterly and $4.2 million year-to-date from an acquisition, which operates a single stream recycling facility and several other recycling operations, in the three months ended September 30, 2021;
•$2.0 million quarterly and $5.4 million year-to-date from higher non-processing revenues primarily due to higher volumes; and
•$1.5 million quarterly and $3.1 million year-to-date from higher processing volumes driven by higher recycling commodity volumes and other processing volumes.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2021		2020			2021		2020
Cost of operations	$153.9	63.6%	$130.4	64.3%	$23.5	$419.6	64.8%	$382.4	66.6%	$37.2
General and administration	$31.0	12.8%	$25.0	12.3%	$6.0	$87.3	13.5%	$74.2	12.9%	$13.1
Depreciation and amortization	$27.5	11.4%	$23.8	11.7%	$3.7	$74.5	11.5%	$67.3	11.7%	$7.2

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
As a percentage of revenues, cost of operations decreased approximately (70) basis points and (180) basis points during the three and nine months ended September 30, 2021, respectively, from the same periods of the prior year. The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $9.5 million quarterly while decreasing approximately (20) basis points as a percentage of revenues, and increased $13.4 million year-to-date while decreasing approximately (90) basis points as a percentage of revenues, due to the following:
•higher third-party disposal costs associated with increased volumes, including higher organic collection and transfer station volumes; higher third-party landfill volumes; higher collection volumes related to acquisition activity; and higher non-processing volumes, and the internalization of more non-processing volumes, in our Resource Solutions operating segment; and
•higher hauling and third-party transportation costs associated with increased volumes, including higher organic collection and transfer station volumes; higher third-party landfill volumes driven by our Eastern region; higher collection and transportation volumes related to acquisition activity; and higher brokerage, other processing and non-processing volumes in our Resource Solutions operating segment; partially offset by lower third-party transportation costs on a year-to-date basis associated with lower transportation volumes in the Western region on less drill cutting activity.
Maintenance and repair costs increased $4.4 million quarterly while decreasing approximately (50) basis points as a percentage of revenues, and increased $10.3 million year-to-date while decreasing approximately (10) basis points as a percentage of revenues, due primarily to higher fleet maintenance costs, higher facility maintenance costs, and higher resource renewal facility operational support costs in our Resource Solutions operating segment associated with acquisition activity and an increased demand for services.
Direct labor costs increased $5.6 million quarterly while increasing approximately 20 basis points as a percentage of revenues, and increased $9.3 million year-to-date while remaining flat as a percentage of revenues, due primarily to: higher labor costs due to wage inflation in our markets and increased overtime on higher collection, disposal and processing volumes associated with an increased demand for services and acquisition activity; and higher health insurance costs; partially offset on a year-to-date basis by lower labor costs within our Resource Solutions operating segment.—
Fuel costs increased $1.6 million quarterly while increasing approximately 30 basis points as a percentage of revenues, and increased $2.9 million year-to-date while increasing approximately 10 basis points as a percentage of revenues, due to higher volumes primarily associated with acquisition activity, along with higher fuel prices.
Direct operational costs increased $2.4 million quarterly while decreasing approximately (50) basis points as a percentage of revenues, and increased $1.3 million year-to-date while decreasing approximately (90) basis points as a percentage of revenues, due primarily to: higher landfill operating costs, including higher leachate costs in the quarter, and higher variable operating costs on increased activity; partially offset by lower equipment operating lease expense.
General and Administration
General and administration expense includes management, clerical and administrative compensation, bad debt expense, as well as overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.

The period-to-period changes in general and administration expense can be primarily attributed to: increased overhead costs associated with wage inflation, human resources costs to attract, train and retain employees and business growth; higher professional fees and quarterly bad debt expense on business growth; and higher equity compensation costs and higher accrued incentive compensation on improved performance; partially offset by lower bad debt expense year-to-date attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses in prior periods.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2021		2020			2021		2020
Depreciation	$16.3	6.7%	$13.9	6.9%	$2.4	$45.1	7.0%	$40.2	7.0%	$4.9
Landfill amortization	8.1	3.3%	7.6	3.8%	0.5	22.3	3.4%	20.5	3.6%	1.8
Other amortization	3.1	1.4%	2.3	1.1%	0.8	7.1	1.1%	6.6	1.1%	0.5
	$27.5	11.4%	$23.8	11.8%	$3.7	$74.5	11.5%	$67.3	11.7%	$7.2

The period-to-period increases in depreciation and amortization expense can be primarily attributed to increased investments in our fleet and acquisition activity. Landfill amortization expense increased in the three and nine months ended September 30, 2021 due primarily to higher third-party and overall landfill volumes and changes to cost estimates and other assumptions from prior year periods.
Expense from Acquisition Activities
In the three and nine months ended September 30, 2021, we recorded charges of $1.9 million and $4.0 million, respectively, and in the three and nine months ended September 30, 2020 we recorded charges of $0.2 million and $1.5 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Southbridge Landfill Closure Charge
In 2017, we initiated the plan to cease operations of our landfill located in Southbridge, Massachusetts ("Southbridge Landfill") and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in the three and nine months ended September 30, 2021, we recorded charges of $0.3 million and $0.7 million, respectively, associated with legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process. In the three and nine months ended September 30, 2020, we recorded charges of $2.6 million and $3.8 million, respectively, comprised of the following: $0.6 million and $1.9 million, respectively, of legal and other costs pertaining to various matters as part of the unplanned early closure of the Southbridge Landfill through completion of the closure process, a charge of $2.0 million in both the three and nine months ended September 30, 2020 associated with a settlement pertaining to the Southbridge Landfill, a charge of $0.2 million in the nine months ended September 30, 2020 due to changes in estimated costs and timing of final capping, closure and post-closure activities at the Southbridge Landfill, and a recovery of $(0.2) million in the nine months ended September 30, 2020 associated with the completion of the environmental remediation at the site.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.2) million quarterly and $(0.9) million year-to-date due primarily to lower average interest rates on our debt associated with changes in London Inter-Bank Offered Rate ("LIBOR").

Provision for Income Taxes
Our provision for income taxes increased $6.2 million quarterly and $13.6 million year-to-date, as compared to the same periods in the prior year. The provision for income taxes in the nine months ended September 30, 2021 included $1.5 million of current income taxes and $13.0 million of deferred income taxes. For the nine months ended September 30, 2020, the provision included a $(0.7) million current income tax benefit and $1.5 million of deferred income taxes. The effective rate for the three months ended September 30, 2021 was 31%, before the one-time adjustments primarily related to accumulated other comprehensive losses, and is computed based on the statutory rate of 21%, adjusted primarily for state taxes and nondeductible officer compensation.
An increase of $11.5 million in the year-to-date deferred tax provision between the periods relates to the release of a significant portion of our valuation allowance in the fourth quarter ended December 31, 2020. On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the quarter ended December 31, 2020, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2020, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it was more likely than not that the majority of our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit from income taxes of $61.3 million. We continue to maintain a valuation allowance related to deferred tax assets that would generate capital losses when realized and deferred tax assets related to certain state jurisdictions.
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
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2021	2020		2021	2020
Eastern	$75.2	$58.3	$16.9	$188.6	$161.8	$26.8
Western	103.5	94.7	8.8	288.1	267.2	20.9
Resource solutions	63.3	49.7	13.6	170.7	145.3	25.4
Total revenues	$242.0	$202.7	$39.3	$647.4	$574.3	$73.1

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2021 vs. 2020		Period-to-Period Change for the Nine Months Ended September 30, 2021 vs. 2020
	Amount	% Growth	Amount	% Growth
Price	$2.3	4.0%	$6.4	3.9%
Volume	3.6	6.1%	10.2	6.4%
Surcharges and other fees	(0.2)	(0.3)%	(0.9)	(0.6)%
Commodity price and volume	0.1	0.2%	0.1	—%
Acquisitions	11.1	19.0%	11.1	6.9%
Closed landfill	—	(0.1)%	(0.1)	(0.1)%
Solid waste revenues	$16.9	28.9%	$26.8	16.5%

Price.
The price change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$1.6 million quarterly and $4.3 million year-to-date from favorable collection pricing; and
•$0.7 million quarterly and $2.1 million year-to-date from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$2.7 million quarterly and $6.8 million year-to-date from higher disposal volumes related to transfer stations and landfills as a result of increased activity and an increased demand for services due to economic recovery from the prior year, which was negatively impacted by the COVID-19 pandemic;
•$0.5 million quarterly and $2.6 million year-to-date from higher collection volumes as a result of increased activity, new customer acquisition and an increased demand for services due to economic recovery from the prior year, which was negatively impacted by the COVID-19 pandemic; and
•$0.4 million quarterly and $0.8 million year-to-date from higher processing volumes.
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
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is associated with the timing and acquisition of: a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served construction and demolition processing and waste transfer facility and a waste transfer station whose assets and liabilities are allocated to our Eastern region; a solid-waste collection business that operates a waste transfer station; a septic and portable toilet business; and a tuck-in solid-waste collection business in the nine months ended September 30, 2021.

Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2021 vs. 2020		Period-to-Period Change for the Nine Months Ended September 30, 2021 vs. 2020
	Amount	% Growth	Amount	% Growth
Price	$3.9	4.1%	$10.1	3.8%
Volume	0.9	0.9%	(0.3)	(0.1)%
Surcharges and other fees	(0.1)	(0.1)%	(1.3)	(0.5)%
Commodity price and volume	0.4	0.5%	1.2	0.4%
Acquisitions	3.7	3.9%	11.2	4.2%
Solid waste revenues	$8.8	9.3%	$20.9	7.8%

Price.
The price change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the following:
•$3.1 million quarterly and $7.6 million year-to-date from favorable collection pricing; and
•$0.8 million quarterly and $2.5 million year-to-date from favorable disposal pricing related to landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year is the result of $0.9 million from higher disposal volumes related to transportation, associated with a large customer, and higher transfer station volumes, partially offset by lower landfill volumes on lower drill cuttings activity).
The volume impact on the change in year-to-date solid waste revenues growth from the prior year is the result of the following:
•$(2.2) million from lower disposal volumes, despite higher volumes at transfer stations, related to transportation and landfills on lower drill cuttings activity, combined with timing around the negative impacts and recent recovery from the COVID-19 pandemic; partially offset by
•$1.9 million from higher collection volumes as a result of increased activity, new customer acquisition and an increased demand for services due to economic recovery from the prior year, which was negatively impacted by the COVID-19 pandemic.
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
Commodity price and volume.
The commodity price and volume change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of favorable energy and commodity pricing, combined with higher commodity volumes and year-to-date landfill gas-to-energy volumes.
Acquisitions.
The acquisitions change component in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of the timing and acquisition of: two tuck-in solid waste collection businesses; a solid waste collection business that operates a waste transfer station; and a waste composting and food-scrap hauling business in the nine months ended September 30, 2021; along with the timing and acquisition of seven tuck-in solid waste collection businesses and a solid waste collection business during the prior year.

Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2021	2020		2021	2020
Eastern	$5.4	$3.7	$1.7	$11.4	$9.0	$2.4
Western	15.8	15.3	0.5	38.5	32.8	5.7
Resource solutions	6.7	2.2	4.5	12.8	5.0	7.8
Corporate entities	(0.5)	(0.6)	0.1	(1.4)	(1.7)	0.3
Operating income	$27.4	$20.6	$6.8	$61.3	$45.1	$16.2

Eastern Region
Operating income increased $1.7 million quarterly and increased $2.4 million year-to-date. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities, our operating performance in the three and nine months ended September 30, 2021 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $16.0 million quarterly and $23.5 million year-to-date due to: higher disposal, hauling and transportation costs associated with increased volumes, including acquisition activity as well as higher organic collection, transfer station and landfill volumes; higher labor and benefit costs due to wage inflation in our markets, increased overtime and increased health insurance costs; higher landfill operating costs on increased volumes; higher fleet and facility maintenance costs; and higher fuel costs on higher volumes and higher fuel prices. Volume increases and related costs were associated with increased demand for services due to increased activity associated with the economic recovery from the prior year and acquisition activity.
General and administration: General and administration expense increased $2.2 million quarterly and $4.8 million year-to-date due to higher accrued incentive compensation on a year-to-date basis, higher overhead costs associated with improved performance and acquisition activity, and higher quarterly bad debt expense on business growth.
Depreciation and amortization: Depreciation and amortization expense increased $2.7 million quarterly and $4.3 million year-to-date due to higher depreciation and amortization expense associated with increased investments in our fleet and acquisition activity, and higher landfill amortization primarily on higher landfill volumes and changes to cost estimates and other assumptions from prior year periods.
Western Region
Operating income increased $0.5 million quarterly and $5.7 million year-to-date. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three and nine months ended September 30, 2021 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $8.0 million quarterly and $17.4 million year-to-date due to: higher disposal costs associated with increased volumes, including acquisition activity as well as higher organic collection volumes and transfer station volumes; higher labor and benefit costs due to wage inflation in our markets, increased overtime and higher health insurance costs; higher fleet and facility maintenance costs; and higher fuel costs on higher volumes and higher fuel prices; partially offset by lower third-party transportation costs on a year-to-date basis associated with lower transportation volumes on lower drill cuttings activity; and lower equipment operating lease expense. Volume increases and related costs were associated with increased demand for services due to increased activity associated with the economic recovery from the prior year and acquisition activity.
General and administration: General and administration expense increased $3.2 million quarterly and $7.0 million year-to-date due to higher accrued incentive compensation and higher overhead costs associated with improved performance and acquisition activity, and higher quarterly bad debt expense on business growth; partially offset by lower bad debt expense year-to-date attributed to the timing of the COVID-19 pandemic, which resulted in a large increase in the allowance for credit losses in prior periods.
Depreciation and amortization: Depreciation and amortization expense increased $0.7 million quarterly and $3.0 million year-to-date primarily due to higher depreciation and amortization expense associated with increased investments in our fleet and acquisition activity, and higher landfill amortization on higher landfill volumes at certain of our landfills and changes to cost estimates and other assumptions from prior year periods.

Resource Solutions
Operating income increased $4.5 million quarterly and $7.8 million year-to-date driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes:
Cost of operations: Cost of operations increased $5.2 million quarterly and $10.3 million year-to-date due to: higher hauling and third-party transportation costs associated with higher brokerage volumes with high pass through direct costs and higher volumes on acquisition activity; higher disposal costs associated with internalizing more non-processing volumes; and higher resource renewal facility operation support costs; partially offset by lower salaries and labor costs on a year-to-date basis.
General and administration: General and administration increased $0.6 million quarterly and increased $1.4 million year-to-date due to higher accrued incentive compensation costs on improved performance, and higher quarterly bad debt expense and higher labor costs on business growth.
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
We had $172.0 million of undrawn capacity from our $200.0 million revolving line of credit facility ("Revolving Credit Facility") and $46.5 million of cash and cash equivalents as of September 30, 2021 to help meet our liquidity needs, and our next significant debt maturity, which is comprised of our Revolving Credit Facility and term loan A facility ("Term Loan Facility", and together with the Revolving Credit Facility, the "Credit Facility"), is in May 2023. We believe that we will remain in compliance with all necessary covenants of our Credit Facility over the remaining term of this facility.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions) follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$46.5	$154.3
Restricted assets:
Restricted investment securities - landfill closure	$1.9	$1.8
Debt:
Current portion	$16.8	$9.2
Non-current portion	541.8	539.2
Total debt	$558.6	$548.4
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2021	2020
Net cash provided by operating activities	$134.1	$111.9	$22.2
Net cash used in investing activities	$(234.1)	$(102.2)	$(131.9)
Net cash (used in) provided by financing activities	$(7.9)	$8.0	$(15.9)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2021	2020
Net income	$32.0	$28.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.5	67.3
Interest accretion on landfill and environmental remediation liabilities	5.9	5.3
Amortization of debt issuance costs	1.7	1.6
Stock-based compensation	8.7	5.3
Operating lease right-of-use assets expense	10.0	12.3
(Gain) loss on sale of property and equipment	—	0.3
Southbridge Landfill non-cash closure charge	0.1	2.1
Non-cash expense from acquisition activities	0.5	0.5
Deferred income taxes	13.0	1.5
	146.4	124.4
Changes in assets and liabilities, net	(12.3)	(12.5)
Net cash provided by operating activities	$134.1	$111.9

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $22.2 million in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was the result of improved operational performance, combined with a decline in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, see "Results of Operations" above. The decline in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to the following:
•a $28.9 million favorable impact to operating cash flows associated with the change in accounts payable; partially offset by
•a $(17.3) million unfavorable impact to operating cash flows associated with the change in accounts receivable; and
•a $(11.5) million unfavorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2021	2020
Acquisitions, net of cash acquired	$(153.1)	$(25.4)
Additions to property, plant and equipment	(81.6)	(77.3)
Proceeds from sale of property and equipment	0.6	0.5
Net cash used in investing activities	$(234.1)	$(102.2)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the nine months ended September 30, 2021, we acquired the following businesses: a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served construction and demolition processing and waste transfer facility, a waste transfer station, a single stream recycling facility, and several other recycling operations whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments; a solid-waste collection business that operates a transfer station, a septic and portable toilet business, and a tuck-in solid waste collection business in our Eastern region; and a waste composting and food-scrap hauling business, a solid waste collection business that operates a waste transfer station, and two tuck-in solid waste collection businesses in our Western region for total consideration of $155.2 million, including $150.4 million in cash, and paid $2.7 million in holdback payments on businesses previously acquired, as compared to the nine months ended September 30, 2020 during which we paid $26.4 million in total consideration, including $23.1 million in cash, to acquire six businesses, including five tuck-in solid waste collection business in our Western region and one recycling operation in our Resource Solutions operating segment, and paid $2.3 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $4.3 million higher in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to:
•$3.5 million in higher capital expenditures from phase VI construction and development costs related to long-term infrastructure at the Subtitle D landfill in Coventry, Vermont ("Waste USA Landfill") to facilitate future landfill airspace construction, which will significantly enhance the economic useful life of the Waste USA Landfill once construction is finished; and
•$3.1 million in higher growth capital expenditures related primarily to other landfill development; partially offset by
•$(0.9) million in lower replacement capital expenditures as lower capital spend on landfill development more than offset additional capital spend, including vehicles, machinery, equipment and containers, associated with business growth; and
•$(1.4) million in lower capital expenditures associated with the integration of newly acquired operations, which includes planned capital expenditures following an acquisition, as well as non-routine development investments that are expected to provide long-term returns.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2021	2020
Proceeds from long-term borrowings	$0.5	$154.4
Principal payments on debt	(8.6)	(145.0)
Payments of debt issuance costs	—	(1.5)
Proceeds from the exercise of share based awards	0.2	0.1
Net cash (used in) provided by financing activities	$(7.9)	$8.0

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity decreased $(17.5) million. The decrease in financing cash flows is related to our strong cash position in the nine months ended September 30, 2021, combined with prior year borrowings against our Revolving Credit Facility, which was subsequently paid down in the prior year.
Payments of debt issuance costs. We recorded $1.5 million of debt issuance cost payments in the nine months ended September 30, 2020 related to the issuance of $40.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020.

Outstanding Long-Term Debt
Credit Facility
As of September 30, 2021, we had outstanding $347.4 million aggregate principal amount of borrowings under our Term Loan Facility and no borrowings under our $200.0 million Revolving Credit Facility. The Credit Facility has a 5-year term that matures in May 2023 and bears interest at a rate of LIBOR plus 1.50% per annum, which will be reduced to a rate of LIBOR plus as low as 1.25% upon us reaching a consolidated net leverage ratio of less than 2.25x. Our Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2021, further advances were available under the Revolving Credit Facility in the amount of $172.0 million. The available amount is net of outstanding irrevocable letters of credit totaling $28.0 million, at which date no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the credit agreement ("Credit Agreement").
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2021, financial covenant requirements included a minimum interest coverage ratio of 3.00 times and a maximum consolidated net leverage ratio of 4.00 times. In addition to the financial covenants described above, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of September 30, 2021, we were in compliance with all covenants contained in the Credit Agreement.
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
Tax-Exempt Financings and Other Debt
As of September 30, 2021, we had outstanding $162.0 aggregate principal amount of tax exempt bonds, $44.8 million aggregate principal amount of finance leases and $4.4 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosure over debt.
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
As of September 30, 2021 and December 31, 2020, our active interest rate derivative agreements had a total notional amount of $195.0 million and $190.0 million, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index and pay interest at a weighted average rate of approximately 2.51% as of September 30, 2021. The agreements mature between February 2022 and December 2026. As of September 30, 2021 and December 31, 2020, we had forward starting interest rate derivative agreements with a total notional amount of $85.0 million and $125.0 million, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.55%. The agreements mature between February 2027 and May 2028.

As of September 30, 2021, we had $211.2 million of fixed rate debt in addition to the $195.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $152.4 million of long-term debt as of September 30, 2021. The weighted average interest rate on the variable rate portion of long-term debt was approximately 1.6% at September 30, 2021. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.5 million.
Commodity Price Volatility
Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. Many of our recycling contracts are structured with customer pricing based on certain thresholds that limit our exposure should market prices decline. Based on current market pricing, should commodity prices change by $10 per ton, we estimate that our annual operating income margin would change by up to $2.0 million annually, or up to $0.5 million quarterly. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
On October 25, 2021, we entered into an Amended and Restated Employment (the “Amended Agreement”) with Christopher B. Heald, our Vice President and Chief Accounting Officer, which amends and restates in their entirety the terms of Mr. Heald’s Employment Agreement, dated as of March 1, 2016 (the “Original Agreement”). The Amended Agreement will be effective on March 31, 2022 (the “Effective Date”), provided that Mr. Heald remains employed by us as of the Effective Date. Until the Effective Date, the Original Agreement will remain in full force and effect.
Pursuant to the terms of the Amended Agreement, following his resignation as Vice President and Chief Accounting Officer effective as of the Effective Date, Mr. Heald will serve as Finance Advisor for a period beginning on the Effective Date and ending on March 31, 2023 (the “End Date”) unless sooner terminated in accordance with the Amended Agreement (as applicable, the “Term”). Mr. Heald will receive an annual base salary of $100,000. In the event of a termination of Mr. Heald’s employment without “cause” (as such term is defined in the Amended Agreement) prior to the End Date, Mr. Heald will be entitled to (i) the amount of base salary payments he would have received between his termination date and the End Date had he remained employed by us through the End Date; (ii) group medical and dental insurance benefits for the period of time from his termination date through the End Date; and (iii) the accelerated vesting of the time-based vesting of any remaining unvested portion of restricted stock unit awards granted to him in 2020 and 2021 and the performance-based restricted stock unit award granted to him in 2020 (the “2020 PSU”), with the 2020 PSU remaining subject to the performance vesting requirements of such grant and with the number of shares of our stock that Mr. Heald ultimately vests in with respect to the 2020 PSU determined in the same manner and on the same terms as are applicable to other senior executive holders of such grant.
If not earlier terminated, Mr. Heald’s employment will end on the End Date and upon such event he will be entitled to accelerated vesting of the restricted stock unit award granted to him in 2021. The Amended Agreement also provides that Mr. Heald is subject to covenants not to compete and not to solicit during the Term and for a period of one year thereafter.
The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated in this Part II, Item 5, “Other Information” by reference.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1 +	Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and Christopher B. Heald dated as of October 25, 2021.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: October 29, 2021	By: /s/ Christopher B. Heald
Christopher B. Heald
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: October 29, 2021	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)