Form 10-Q
period 2022-03-31
CASELLA WASTE SYSTEMS INC
filed 2022-04-29
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2022:

Class A common stock, $0.01 par value per share:	50,650,518
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,594	$33,809
Accounts receivable, net of allowance for credit losses of $2,812 and $3,276, respectively	93,244	86,979
Prepaid expenses	13,840	12,766
Inventory	11,770	9,729
Other current assets	2,537	3,196
Total current assets	133,985	146,479
Property, plant and equipment, net of accumulated depreciation and amortization of $997,459 and $973,094, respectively	646,691	644,604
Operating lease right-of-use assets	93,961	93,799
Goodwill	258,414	232,860
Intangible assets, net	100,864	93,723
Restricted assets	1,985	2,122
Cost method investments	11,264	11,264
Deferred income taxes	41,237	43,957
Other non-current assets	18,570	14,772
Total assets	$1,306,971	$1,283,580
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$9,873	$9,901
Current operating lease liabilities	7,125	7,307
Accounts payable	65,244	63,086
Accrued payroll and related expenses	10,139	22,210
Accrued interest	1,949	2,042
Contract liabilities	5,500	3,404
Current accrued capping, closure and post-closure costs	8,250	7,915
Other accrued liabilities	35,467	36,328
Total current liabilities	143,547	152,193
Debt, less current portion	560,594	542,503
Operating lease liabilities, less current portion	58,262	56,375
Accrued capping, closure and post-closure costs, less current portion	80,577	78,999
Deferred income taxes	885	868
Other long-term liabilities	28,056	30,185
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,650,000 and 50,423,000 shares issued and outstanding, respectively	506	504
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	654,303	652,045
Accumulated deficit	(220,809)	(224,999)
Accumulated other comprehensive income (loss), net of tax	1,040	(5,103)
Total stockholders' equity	435,050	422,457
Total liabilities and stockholders' equity	$1,306,971	$1,283,580
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$234,027	$189,532
Operating expenses:
Cost of operations	162,455	127,139
General and administration	29,793	27,131
Depreciation and amortization	29,428	22,682
Expense from acquisition activities	2,043	414
Southbridge Landfill closure charge	140	157
	223,859	177,523
Operating income	10,168	12,009
Other expense (income):
Interest income	(40)	(64)
Interest expense	5,204	5,468
Other income	(144)	(138)
Other expense, net	5,020	5,266
Income before income taxes	5,148	6,743
Provision for income taxes	958	2,432
Net income	$4,190	$4,311
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,490	51,179
Basic earnings per common share	$0.08	$0.08
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,657	51,387
Diluted earnings per common share	$0.08	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$4,190	$4,311
Other comprehensive income, before tax:
Hedging activity:
Interest rate swap settlements	(1,163)	(1,160)
Interest rate swap amounts reclassified into interest expense	1,128	1,145
Unrealized gain resulting from changes in fair value of derivative instruments	8,381	4,987
Other comprehensive income, before tax	8,346	4,972
Income tax provision related to items of other comprehensive income	2,203	1,142
Other comprehensive income, net of tax	6,143	3,830
Comprehensive income	$10,333	$8,141
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2021	$422,457	50,423	$504	988	$10	$652,045	$(224,999)	$(5,103)
Issuances of Class A common stock	19	227	2	—	—	17	—	—
Stock-based compensation	2,241	—	—	—	—	2,241	—	—
Comprehensive income:
Net income	4,190	—	—	—	—	—	4,190	—
Other comprehensive income:
Hedging activity	6,143	—	—	—	—	—	—	6,143
Balance, March 31, 2022	$435,050	50,650	$506	988	$10	$654,303	$(220,809)	$1,040

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)
Issuances of Class A common stock	112	273	3	—	—	109	—	—
Stock-based compensation	2,941	—	—	—	—	2,941	—	—
Comprehensive income:
Net income	4,311	—	—	—	—	—	4,311	—
Other comprehensive income:
Hedging activity	3,830	—	—	—	—	—	—	3,830
Balance, March 31, 2021	$373,336	50,374	$504	988	$10	$642,297	$(261,788)	$(7,687)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,190	$4,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,428	22,682
Interest accretion on landfill and environmental remediation liabilities	1,966	1,957
Amortization of debt issuance costs	457	572
Stock-based compensation	2,241	2,941
Operating lease right-of-use assets expense	3,162	3,015
Gain on sale of property and equipment	(77)	(24)
Non-cash expense from acquisition activities	937	146
Deferred income taxes	534	2,300
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	402	7,872
Landfill operating lease contract expenditures	—	(160)
Accounts payable	2,116	1,349
Prepaid expenses, inventories and other assets	(1,060)	(2,077)
Accrued expenses, contract liabilities and other liabilities	(19,582)	(12,737)
Net cash provided by operating activities	24,714	32,147
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(49,757)	(4,568)
Additions to property, plant and equipment	(12,910)	(26,832)
Proceeds from sale of property and equipment	145	123
Net cash used in investing activities	(62,522)	(31,277)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	25,600	—
Principal payments on debt	(9,014)	(2,769)
Payments of debt issuance costs	(12)	—
Proceeds from the exercise of share based awards	19	112
Net cash provided by (used in) financing activities	16,593	(2,657)
Net decrease in cash and cash equivalents	(21,215)	(1,787)
Cash and cash equivalents, beginning of period	33,809	154,342
Cash and cash equivalents, end of period	$12,594	$152,555
Supplemental Disclosure of Cash Flow Information:
Cash interest payments	$4,840	$5,020
Cash income tax payments	$221	$238
Non-current assets obtained through long-term financing obligations	$1,032	$4,569
Right-of-use assets obtained in exchange for operating lease liabilities	$2,710	$512
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except for per share data)
1.    BASIS OF PRESENTATION
Casella Waste Systems, Inc. (“Parent”), and its subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal, institutional and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in seven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8, "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ("fiscal year 2021"), which was filed with the SEC on February 18, 2022.
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2022 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2021.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2022 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

2.    ACCOUNTING CHANGES
A table providing a brief description of recent Accounting Standards Updates ("ASUs") to the Accounting Standards Codification ("ASC") issued by the Financial Accounting Standards Board (“FASB”) that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity follows:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption

ASU No. 2020-04: Reference Rate Reform (Topic 848), as amended through January 2021	Provides temporary optional guidance to ease the potential burden in applying GAAP to contract modifications and hedging relationships that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria.	We currently have interest rate derivative agreements with hedging relationships that reference LIBOR. This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We are currently assessing the provisions of this guidance, and reviewing and updating our existing contracts, as applicable, for transition or fallback language that specifies how a replacement rate for LIBOR will be identified. We are also no longer using LIBOR as a reference rate for any new contracts. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures. This guidance will be in effect from March 12, 2020 through December 31, 2022. See Note 7, Debt for further disclosure over our interest rate derivative agreements and debt instruments that reference LIBOR.

ASU No. 2021-08: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)	Requires entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. This guidance improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination.	We have made in the past, and we may make in the future, acquisitions to densify existing operations, expand service areas, and grow services for our customers, and these acquisitions may include contract assets or contract liabilities. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements and related disclosures. This guidance is effective January 1, 2023 with early adoption permitted.

3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services. Revenues associated with our resource-renewal services are derived from processing and non-processing services.
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three months ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$51,497	$68,034	$—	$119,531
Landfill	5,376	14,190	—	19,566
Transfer	11,613	7,844	—	19,457
Transportation	1,472	2,658	—	4,130
Landfill gas-to-energy	274	2,380	—	2,654
Processing	1,087	733	27,395	29,215
Non-processing	—	—	39,474	39,474
Total revenues	$71,319	$95,839	$66,869	$234,027

Transferred at a point-in-time	$120	$511	$15,086	$15,717
Transferred over time	71,199	95,328	51,783	218,310
Total revenues	$71,319	$95,839	$66,869	$234,027
Three Months Ended March 31, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$36,076	$61,393	$—	$97,469
Landfill	5,403	13,619	—	19,022
Transfer	9,424	7,146	—	16,570
Transportation	48	2,213	—	2,261
Landfill gas-to-energy	268	1,035	—	1,303
Processing	1,126	358	17,272	18,756
Non-processing	—	—	34,151	34,151
Total revenues	$52,345	$85,764	$51,423	$189,532

Transferred at a point-in-time	$44	$501	$10,092	$10,637
Transferred over time	52,301	85,263	41,331	178,895
Total revenues	$52,345	$85,764	$51,423	$189,532
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $3,794 in the three months ended March 31, 2022 and $1,568 in the three months ended March 31, 2021. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three months ended March 31, 2022 or March 31, 2021 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $94,967 and $89,232 as of March 31, 2022 and December 31, 2021, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $5,500 and $3,404 as of March 31, 2022 and December 31, 2021, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2021 and December 31, 2020 was recognized as revenue during the three months ended March 31, 2022 and March 31, 2021, respectively, when the services were performed.

4.    BUSINESS COMBINATIONS
In the three months ended March 31, 2022, we acquired the following businesses: a full service solid-waste collection, recycling and hauling business in our Resource Solutions operating segment; three tuck-in solid waste collection businesses in our Western region; a portable toilets business in our Eastern region; and a scrap metal collection business whose assets are allocated between our Eastern region and Resource Solutions operating segments. In the three months ended March 31, 2021, we acquired one tuck-in solid waste collection business in our Western region.
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

A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Three Months Ended March 31,
	2022	2021
Purchase Price:
Cash used in acquisitions, net of cash acquired	$49,747	$3,465
Holdbacks	3,707	385
Total consideration	53,454	3,850
Allocated as follows:
Current assets	7,584	—
Property, plant and equipment:
Land	1,940	—
Buildings and improvements	5,078	—
Equipment	6,655	1,254
Operating lease right-of-use assets	405	—
Intangible assets:
Covenants not-to-compete	1,343	331
Customer relationships	9,637	954
Current liabilities	(3,573)	(76)
Operating lease liabilities, less current portion	(282)	—
Fair value of assets acquired and liabilities assumed	28,787	2,463
Excess purchase price allocated to goodwill	$24,667	$1,387
Certain purchase price allocations are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, the purchase price allocations are subject to change. Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Revenues	$238,836	$218,841
Operating income	$10,834	$12,615
Net income	$4,303	$2,571

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,490	51,179
Basic earnings per common share	$0.08	$0.05
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,657	51,387
Diluted earnings per common share	$0.08	$0.05
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2021 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reporting segment is as follows:

	December 31, 2021	Acquisitions	March 31, 2022
Eastern region	$52,072	$330	$52,402
Western region	163,728	3,906	167,634
Resource solutions	17,060	21,318	38,378
Total	$232,860	$25,554	$258,414

Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, March 31, 2022
Intangible assets	$30,120	$124,592	$8,350	$163,062
Less accumulated amortization	(22,614)	(37,322)	(2,262)	(62,198)
	$7,506	$87,270	$6,088	$100,864

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2021
Intangible assets	$28,777	$115,005	$8,350	$152,132
Less accumulated amortization	(22,148)	(34,809)	(1,452)	(58,409)
	$6,629	$80,196	$6,898	$93,723

Intangible amortization expense was $3,789 during the three months ended March 31, 2022 and $2,028 during the three months ended March 31, 2021.
A summary of intangible amortization expense estimated for the five fiscal years following fiscal year 2021 and thereafter follows:

Estimated Future Amortization Expense as of March 31, 2022
Fiscal year ending December 31, 2022	$12,404
Fiscal year ending December 31, 2023	$15,574
Fiscal year ending December 31, 2024	$14,855
Fiscal year ending December 31, 2025	$13,736
Fiscal year ending December 31, 2026	$12,102
Thereafter	$32,193

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$86,914	$82,533
Obligations incurred	966	1,038
Accretion expense	1,873	1,811
Obligations settled (1)	(926)	(357)
Ending balance	$88,827	$85,025
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.
7.    DEBT
A summary of debt is as follows:

	March 31, 2022	December 31, 2021
Senior Secured Credit Facility:
Term loan A facility ("Term Loan Facility") due December 2026; bearing interest at LIBOR plus 1.375%	350,000	350,000
Revolving Credit Facility due December 2026 ("Revolving Credit Facility"); bearing interest at LIBOR plus 1.375%	19,000	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	40,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 3.5%	44,783	45,724
Notes payable maturing through June 2027; bearing interest at a weighted average of 3.1%	4,405	4,846
Principal amount of debt	580,188	562,570
Less—unamortized debt issuance costs (1)	9,721	10,166
Debt less unamortized debt issuance costs	570,467	552,404
Less—current maturities of debt	9,873	9,901
	$560,594	$542,503

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	March 31, 2022	December 31, 2021
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$5,601	$5,884
New York Bonds 2014R-1	916	933
New York Bonds 2014R-2	249	268
New York Bonds 2020	1,239	1,283
FAME Bonds 2005R-3	240	262
FAME Bonds 2015R-1	396	413
FAME Bonds 2015R-2	253	268
Vermont Bonds	419	433
New Hampshire Bonds	408	422
	$9,721	$10,166
Credit Facility
As of March 31, 2022, we are party to an amended and restated credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount Term Loan Facility and a $300,000 Revolving Credit Facility, with a $75,000 sublimit for letters of credit. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026 and bears interest at a rate of LIBOR plus 1.375% per annum, which will be reduced to a rate of LIBOR plus as low as 1.125% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility contains customary benchmark replacement provisions pursuant to which, upon certain triggering events, the LIBOR benchmark used to calculate the LIBOR rate will be replaced with a secured overnight financing rate, as adjusted, on the terms and conditions in the Credit Facility. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2022, further advances were available under the Credit Facility in the amount of $252,805. The available amount is net of outstanding irrevocable letters of credit totaling $28,195, and as of March 31, 2022 no amount had been drawn.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
As of both March 31, 2022 and December 31, 2021, our active interest rate derivative agreements had total notional amounts of $195,000. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, in some instances restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 2.48%. The agreements mature between June 2022 and February 2027.
Additionally, as of March 31, 2022 and December 31, 2021, we have forward starting interest rate derivative agreements with total notional amounts of $60,000 and $85,000, respectively, after considering any forward starting interest rate derivative agreements that have become effective in the current period. According to the terms of the agreements, we will receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.44%. The agreements mature between June 2027 and May 2028.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps	Other current assets	$785	$—
Interest rate swaps	Other non-current assets	4,084	424
		$4,869	$424

Interest rate swaps	Other accrued liabilities	$1,270	$3,796
Interest rate swaps	Other long-term liabilities	—	1,380
		$1,270	$5,176

Interest rate swaps	Accumulated other comprehensive income (loss), net of tax	$3,412	$(4,935)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net of tax	(2,372)	(168)
		$1,040	$(5,103)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive income (loss), net of tax into earnings follows:

	Three Months Ended March 31,
Statement of Operations Location	2022	2021
Interest expense	$1,128	$1,145

8.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of our business and as a result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or allegations of environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we may be named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions fall within various procedural stages at any point in time, and some are covered in part by insurance.
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $1,241 relating to our outstanding legal proceedings as of March 31, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Expansion Permit
On October 9, 2020, our subsidiary, North Country Environmental Services, Inc. ("NCES"), received a Type I-A Permit Modification (the "Permit") for Expansion in the Stage VI area of the NCES landfill located in Bethlehem, New Hampshire. On

November 9, 2020, the Conservation Law Foundation ("CLF") filed an appeal of the Permit to the New Hampshire Waste Management Council (the “Council”) on the grounds it failed to meet the public benefit criteria. On January 19, 2021, CLF filed a Complaint for Injunctive Relief with the Grafton Superior Court to enjoin NCES from accepting waste pursuant to the new Permit until such a time as CLF has exhausted its appeal rights. A hearing on the Complaint for Injunctive Relief was held on March 10, 2021; the Grafton Superior Court denied the motion on May 14, 2021. CLF did not appeal this decision. The Council denied NCES’s Motion to Dismiss CLF’s appeal for lack of standing by Order dated March 17, 2021. NCES filed a Motion to Reconsider on March 26, 2021, which was denied by the Council on May 11, 2021. A prehearing conference was held and a schedule for the case was established on June 8, 2021. NCES filed a Motion to Dismiss on the merits of the appeal on June 30, 2021. On July 16, 2021, CLF filed its objection to the Motion to Dismiss, and NCES filed its reply on July 26, 2021. The Council issued an Order on September 3, 2021 granting NCES’s Motion to Dismiss, in part. CLF filed a Motion for Reconsideration on September 23, 2021, and NCES filed its objection on September 28, 2021 and CLF filed a reply on September 30, 2021. CLF’s Motion for Reconsideration was granted on November 19, 2021, and its dismissed claims reinstated. On January 14, 2022, NCES filed a Motion in Limine seeking to exclude from evidence four potential evidentiary items on the basis that those items were either not directly related, or were not included in CLF’s Notice of Appeal. On January 21, 2022, CLF filed an objection to NCES’s motion, and NCES filed a reply on January 26, 2022. On January 31, 2022, the Court issued an Order granting NCES’s Motion in Limine with respect to three of the four items it sought to exclude from evidence, and denying its motion with respect to the remaining item. The hearing on the appeal was held on February 18 and February 22, 2022. Council deliberations concluded on February 22, 2022, ruling in favor of NCES on all motions concerning questions of fact. The hearing officer’s decision with regard to questions of law remains pending. NCES will continue to vigorously defend against this litigation.
Environmental Remediation Liabilities
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
We accrue for costs associated with environmental remediation obligations when such costs become both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. In the early stages of the remediation process, particular components of the overall liability may not be reasonably estimable; in this instance we use the components of the liability that can be reasonably estimated as a surrogate for the liability. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions. Future changes in our estimates of the cost, timing or duration of the required actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows. We disclose outstanding environmental remediation matters that remain unsettled or are settled in the reporting period that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The weighted average risk-free interest rate associated with our environmental remediation liabilities as of March 31, 2022 ranges between 1.5% and 2.6%. A summary of the changes to the aggregate environmental remediation liabilities for the three months ended March 31, 2022 and 2021 follows:

	Three Months Ended March 31,
	2022	2021
Beginning balance	$5,887	$5,200
Accretion expense	26	28
Obligations settled (1)	(49)	—
Ending balance	5,864	5,228
Less: current portion	304	376
Long-term portion	$5,560	$4,852
(1)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.

9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2022, there were 811 Class A common stock equivalents available for future grant under the 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	77	$15.68
Granted	—	$—
Exercised	(4)	$4.85
Forfeited	—	$—
Outstanding, March 31, 2022	73	$16.28	4.3	$5,207
Exercisable, March 31, 2022	65	$9.45	3.6	$5,048
Stock-based compensation expense related to stock options was $16 during the three months ended March 31, 2022. We did not record any stock-based compensation expense for stock options during the three months ended March 31, 2021. As of March 31, 2022, we had $155 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.3 years.
During the three months ended March 31, 2022, the aggregate intrinsic value of stock options exercised was $311.
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

A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	249	$55.40
Granted	70	$97.77
Class A Common Stock Vested	(51)	$45.42
Forfeited	(1)	$57.55
Outstanding, March 31, 2022	267	$68.41	2.1	$23,374
Unvested, March 31, 2022	487	$68.66	1.8	$42,694
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 221 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $2,151 during the three months ended March 31, 2022, as compared to $2,884 during the three months ended March 31, 2021.
During the three months ended March 31, 2022, the total fair value of other stock awards vested was $4,545.
As of March 31, 2022, total unrecognized stock-based compensation expense related to outstanding restricted stock was $71, which will be recognized over a weighted average period of 1.7 years. As of March 31, 2022, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $6,015, which will be recognized over a weighted average period of 2.2 years. As of March 31, 2022, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $9,779 to be recognized over a weighted average period of 2.0 years.
We also recorded $73 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2022, as compared to $57 during the three months ended March 31, 2021.

Accumulated Other Comprehensive Income (Loss), Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax follows:

Interest Rate Swaps
Balance, December 31, 2021	$(5,103)
Other comprehensive income before reclassifications	7,218
Amounts reclassified from accumulated other comprehensive income (loss)	1,128
Income tax provision related to items of other comprehensive income	(2,203)
Net current-period other comprehensive income	6,143
Balance, March 31, 2022	$1,040

A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax follows:

	Three Months Ended March 31,
	2022	2021
Details About Accumulated Other Comprehensive Income (Loss), Net of Tax Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$1,128	$1,145	Interest expense
	(1,128)	(1,145)	Income before income taxes
	(190)	(127)	Provision for income taxes
	$(938)	$(1,018)	Net income

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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$4,190	$4,311
Denominators:
Number of shares outstanding, end of period:
Class A common stock	50,650	50,374
Class B common stock	988	988
Unvested restricted stock	(2)	(2)
Effect of weighted average shares outstanding	(146)	(181)
Basic weighted average common shares outstanding	51,490	51,179
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	167	208
Diluted weighted average common shares outstanding	51,657	51,387
Anti-dilutive potentially issuable shares	78	88

11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three months ended March 31, 2022 and 2021, we recorded charges of $2,043 and $414, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
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

Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,985	$—	$—
Interest rate swaps	—	4,869	—
	$1,985	$4,869	$—
Liabilities:
Interest rate swaps	$—	$1,270	$—

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,122	$—	$—
Interest rate swaps	—	424	—
	$2,122	$424	$—
Liabilities:
Interest rate swaps	$—	$5,176	$—
Fair Value of Debt
As of March 31, 2022, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds was approximately $165,864 and the carrying value was $162,000. The fair value of the FAME Bonds 2005R-3, the FAME Bonds 2015R-1, the FAME Bonds 2015R-2, the Vermont Bonds, the New York Bonds 2014R-1, the New York Bonds 2014R-2, New York Bonds 2020 and the New Hampshire Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of March 31, 2022, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $19,000. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection, transfer, transportation and disposal, landfill gas-to-energy, processing, and recycling services in the northeastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are derived from two lines-of-service: processing and non-processing. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services are derived from brokerage services and overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Corporate Entities results reflect those costs not allocated to our reportable operating segments.
Three Months Ended March 31, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$71,319	$16,668	$11,450	$(2,229)	$355,371
Western	95,839	32,493	14,659	9,263	684,969
Resource solutions	66,869	778	2,762	3,691	176,128
Corporate entities	—	—	557	(557)	90,503
Eliminations	—	(49,939)	—	—	—
	$234,027	$—	$29,428	$10,168	$1,306,971

Three Months Ended March 31, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$52,345	$12,426	$6,622	$2,245	$221,200
Western	85,764	28,682	14,039	7,756	646,381
Resource solutions	51,423	1,903	1,568	2,462	88,759
Corporate entities	—	—	453	(454)	237,906
Eliminations	—	(43,011)	—	—	—
	$189,532	$—	$22,682	$12,009	$1,194,246

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2022	2021
Collection	$119,531	$97,469
Disposal	43,153	37,853
Power generation	2,654	1,303
Processing	1,820	1,484
Solid waste operations	167,158	138,109
Processing	27,395	17,272
Non-processing	39,474	34,151
Resource solutions operations	66,869	51,423
Total revenues	$234,027	$189,532

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related "Management’s Discussion and Analysis of Financial Condition and Results of Operations" appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2022.
This Quarterly Report on Form 10-Q and, in particular, this "Management’s Discussion and Analysis of Financial Condition and Results of Operations", may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
There may be additional risks that we are not presently aware of or that we currently believe are immaterial, which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview
Casella Waste Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal, institutional and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in seven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Our Resources Solutions operations consist of two lines-of-service: processing and non-processing. Processing services consist of the receipt of recycled, sludge or other organic materials at one of our materials recovery, processing or disposal facilities, where it is then sorted, mixed and/or processed, and then disposed of or sold. Non-processing services consist of brokerage services and overall resource management services, which provide a wide range of environmental services and zero waste solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.
As of April 15, 2022, we owned and/or operated 49 solid waste collection operations, 63 transfer stations, 25 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal services, including landfill, transfer and transportation, landfill gas-to-energy, and processing services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes processing and non-processing services. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, and commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from non-processing services are derived from brokerage services and overall resource management services providing a wide range of environmental services and zero waste solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

A summary of revenues attributable to services provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2022		2021
Collection	$119.5	51.1%	$97.5	51.4%	$22.0
Disposal	43.2	18.4%	37.9	20.0%	5.3
Power	2.7	1.1%	1.3	0.7%	1.4
Processing	1.8	0.8%	1.4	0.8%	0.4
Solid waste	167.2	71.4%	138.1	72.9%	29.1
Processing	27.3	11.7%	17.2	9.1%	10.1
Non-processing	39.5	16.9%	34.2	18.0%	5.3
Resource solutions	66.8	28.6%	51.4	27.1%	15.4
Total revenues	$234.0	100.0%	$189.5	100.0%	$44.5
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2022 vs. 2021
	Amount	% Growth
Price	$7.8	5.6%
Volume	0.7	0.5%
Surcharges and other fees	1.8	1.3%
Commodity price and volume	1.6	1.1%
Acquisitions	17.2	12.5%
Solid waste revenues	$29.1	21.0%

Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$6.3 million from favorable collection pricing; and
•$1.5 million from favorable disposal pricing associated with our landfills and transfer stations.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$0.5 million from higher collection volumes as a result of increased activity and new customer acquisition; and
•$0.3 million from higher disposal volumes (of which $0.3 million relates to higher transportation volumes and $0.3 million relates to higher transfer station volumes, partially offset by $(0.3) million that relates to lower third-party landfill volumes); partially offset by
•$(0.1) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of higher energy fee revenues on higher diesel fuel prices, partially offset by lower sustainability recycling adjustment fees ("SRA Fee") on higher recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year period is the result of $1.3 million primarily from favorable energy pricing and $0.3 million from higher landfill gas-to-energy and commodity processing volumes.

Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth from the prior year period is the result of increased acquisition activity in line with our growth strategy, including the following:
•the timing and acquisition of six businesses in the three months ended March 31, 2022: a full service solid-waste collection, recycling and hauling business in our Resource Solutions operating segment; three tuck-in solid waste collection businesses in our Western region; a portable toilets business in our Eastern region; and a scrap metal collection business whose assets are allocated between our Eastern region and Resource Solutions operating segments; and
•the timing and acquisition of ten businesses in the fiscal year ended December 31, 2021: a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served C&D processing and waste transfer facility, a waste transfer station, a single-stream recycling facility, and several other recycling operations whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments; a solid-waste collection business that operates a waste transfer station, a septic and portable toilet business, and two tuck-in solid-waste collection businesses in our Eastern region; and a solid-waste transfer station business, a waste composting and food-scrap hauling business, a solid-waste collection business that operates a waste transfer station, and two tuck-in solid-waste collection businesses in our Western region.
Resource Solutions revenues
The change component in quarterly resource solutions revenues growth of $15.4 million from the prior year period is the result of the following:
•$9.3 million from acquisition activity;
•$3.4 million from higher non-processing revenues due to higher volumes on organic business growth and favorable pricing;
•$2.2 million from the favorable impact of commodity pricing in the marketplace (not including the negative impact of lower intercompany tipping fees that were reduced due to higher commodity pricing); and
•$0.5 million from higher processing volumes driven by higher recycling commodity volumes and other processing volumes.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2022		2021
Cost of operations	$162.5	69.4%	$127.1	67.1%	$35.4
General and administration	$29.8	12.7%	$27.1	14.3%	$2.7
Depreciation and amortization	$29.4	12.6%	$22.7	12.0%	$6.7

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
As a percentage of revenues, cost of operations increased 230 basis points during the three months ended March 31, 2022 from the same period of the prior year. The period-to-period change in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $12.7 million quarterly, while increasing 70 basis points as a percentage of revenues, due to the following:
•higher third-party disposal costs associated with increased solid waste volumes on acquisition activity, and to a lesser extent, organic growth, and higher fuel surcharges from third-party transporters;
•higher purchased material costs associated with acquisition activity and higher recycling commodity prices in our Resource Solutions operating segment; and
•higher hauling and third-party transportation costs associated primarily with increased solid waste volumes on acquisition activity, and to a lesser extent, organic growth, higher fuel surcharges from third-party transporters, and higher non-processing, commodity and other processing volumes in our Resource Solutions operating segment.

Labor and related benefit costs increased $8.6 million quarterly, while increasing 100 basis points as a percentage of revenues, due primarily to wage inflation in our markets and increased overtime on higher solid waste volumes associated with an increased demand for services and acquisition activity, higher health insurance costs and higher workers compensation costs on claim activity.
Maintenance and repair costs increased $7.3 million quarterly, while increasing 10 basis points as a percentage of revenues, due primarily to higher fleet, facility and container maintenance costs associated with inflation, acquisition activity, and an increased demand for services.
Fuel costs increased $4.3 million quarterly, while increasing 130 basis points as a percentage of revenues, due to higher fuel prices and higher volumes driven by acquisition activity and an increased demand for services.
Direct operational costs increased $2.5 million quarterly while decreasing (70) basis points as a percentage of revenues due to higher landfill operating costs in our Western region due to severe winter weather and construction delays, higher vehicle insurance costs and higher repair and replacement part costs, partially offset by lower host community and royalty fees.
General and Administration
General and administration expenses include management, clerical and administrative compensation and overhead, professional services and costs associated with marketing, sales force and community relations efforts.
The period-to-period change in general and administration expense can be primarily attributed to increased overhead costs associated with wage inflation and business growth, partially offset by lower equity compensation costs and lower bad debt expense.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2022		2021
Depreciation	$19.6	8.4%	$14.3	7.5%	$5.3
Landfill amortization	6.1	2.6%	6.4	3.4%	(0.3)
Other amortization	3.7	1.6%	2.0	1.1%	1.7
	$29.4	12.6%	$22.7	12.0%	$6.7

The period-to-period increase in depreciation and other amortization expense can be primarily attributed to increased investments in our fleet and acquisition activity, which included $1.5 million of additional depreciation and other amortization expense related to a purchase price allocation adjustment in the three months ended March 31, 2022. Landfill amortization expense decreased primarily due to lower third-party and overall landfill volumes.
Expense from Acquisition Activities
In the three months ended March 31, 2022 and 2021, we recorded charges of $2.0 million and $0.4 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the acquisition and integration of acquired businesses or select development projects.
Other Expenses

Interest Expense, net
Our interest expense, net decreased $(0.2) million quarterly due primarily to lower average interest rates on our debt associated with a lower interest rate spread associated with our amended and restated credit agreement ("Credit Agreement"), partially offset by higher average debt balances associated with borrowings against our amended and restated revolving credit facility ("Revolving Credit Facility").
Provision for Income Taxes
Our provision for income taxes decreased $(1.5) million quarterly as compared to the same period in the prior year, primarily due to the lower income from operations and the difference in the one-time adjustments for the tax benefit on equity compensation awards between the periods. The provision for income taxes in the three months ended March 31, 2022 included $0.5 million of current income taxes and $0.5 million of deferred income taxes. For the three months ended March 31, 2021, the provision included a $(0.1) million current income tax benefit and $2.3 million of deferred income taxes. The effective rate for the three months ended March 31, 2022 was 31%, before the one-time adjustments primarily related to tax effects of accumulated other comprehensive losses and equity compensation, and is computed based on the statutory rate of 21%, adjusted primarily for state taxes and nondeductible officer compensation.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $52.4 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in the fiscal year ending December 31, 2022 ("fiscal year 2022") and future tax years. Federal net operating losses generated after 2017, totaling $46.5 million carried forward to fiscal year 2022, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2022	2021
Eastern	$71.3	$52.3	$19.0
Western	95.8	85.8	10.0
Resource solutions	66.9	51.4	15.5
Total revenues	$234.0	$189.5	$44.5

Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2022 vs. 2021
	Amount	% Growth
Price	$3.5	6.7%
Volume	0.6	1.1%
Surcharges and other fees	0.7	1.2%
Acquisitions	14.2	27.2%
Solid waste revenues	$19.0	36.2%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$2.8 million from favorable collection pricing; and
•$0.7 million from favorable disposal pricing related to transfer stations and landfills.

Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$0.5 million from higher collection volumes as a result of increased activity and new customer acquisition; and
•$0.2 million from higher disposal volumes related to transfer stations, partially offset by lower landfill volumes; partially offset by
•$(0.1) million from lower processing volumes.
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of higher energy fee revenues on higher diesel fuel prices, partially offset by lower SRA Fees, on higher recycled commodity prices.
Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth from the prior year period is a result of increased acquisition activity in line with our growth strategy, including the following:
•the timing and acquisition of a portable toilets business and a scrap metal collection business whose assets are partially allocated to our Eastern region; and
•the timing and prior year acquisition of a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served C&D processing and waste transfer facility, a waste transfer station, a single-stream recycling facility, and several other recycling operations whose assets and liabilities are partially allocated to our Eastern region; a solid-waste collection business that operates a waste transfer station; a septic and portable toilet business; and two tuck-in solid-waste collection businesses.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2022 vs. 2021
	Amount	% Growth
Price	$4.3	5.0%
Volume	—	0.1%
Surcharges and other fees	1.1	1.3%
Commodity price and volume	1.6	1.8%
Acquisitions	3.0	3.5%
Solid waste revenues	$10.0	11.7%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$3.5 million from favorable collection pricing; and
•$0.8 million from favorable disposal pricing related to landfills and transfer stations.
Surcharges and other fees.
The surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of higher energy fee revenues on higher diesel fuel prices, partially offset by lower SRA Fees, on higher recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year period is primarily the result of favorable energy pricing and higher landfill gas-to-energy and commodity processing volumes.

Acquisitions.
The acquisitions change component in quarterly solid waste revenues growth from the prior year period is the result of increased acquisition activity in line with our growth strategy, including the following:
•the timing and acquisition of three tuck-in solid waste collection businesses; and
•the timing and prior year acquisition of a solid-waste transfer station business, a waste composting and food-scrap hauling business, a solid-waste collection business that operates a waste transfer station, and two tuck-in solid-waste collection businesses.
Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2022	2021
Eastern	$(2.2)	$2.2	$(4.4)
Western	9.3	7.8	1.5
Resource solutions	3.7	2.5	1.2
Corporate entities	(0.6)	(0.5)	(0.1)
Operating income	$10.2	$12.0	$(1.8)

Eastern Region
Operating income declined $(4.4) million quarterly from the prior year period. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities, our operating performance in the three months ended March 31, 2022 was driven by the following cost impacts discussed below more than offsetting revenue growth, inclusive of inter-company revenues.
Cost of operations: Cost of operations increased $20.4 million quarterly from the prior year period due to:
•higher third-party disposal costs and higher hauling and third-party transportation costs associated with increased solid waste volumes on acquisition activity and, to a lesser extent, organic growth, and higher fuel surcharges from third-party transporters;
•higher labor and related benefit costs due primarily to wage inflation in our markets and increased overtime on higher solid waste volumes associated with acquisition activity and an increased demand for services, higher health insurance costs, and higher workers compensation costs on claim activity;
•higher maintenance and repair costs due primarily to higher fleet, facility and container maintenance costs associated with inflation, acquisition activity, and an increased demand for services;
•higher fuel costs due to higher fuel prices and higher volumes driven by acquisition activity and an increased demand for services; and
•higher direct operational costs due to increased vehicle insurance costs and higher repair and replacement part costs.
General and administration: General and administration expense increased $1.7 million quarterly from the prior year period due to increased overhead costs associated with wage inflation and business growth; partially offset by lower equity compensation costs and lower bad debt expense.
Depreciation and amortization: Depreciation and amortization expense increased $4.8 million quarterly from the prior year period due to increased investments in our fleet and acquisition activity, which included additional depreciation and other amortization expense related to a purchase price allocation adjustment in the three months ended March 31, 2022. Landfill amortization expense decreased primarily due to lower third-party and overall landfill volumes.
Western Region
Operating income increased $1.5 million quarterly from the prior year period. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three months ended March 31, 2022 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes.

Cost of operations: Cost of operations increased $10.8 million quarterly from the prior year period due to:
•higher third-party disposal costs and higher hauling and third-party transportation costs associated with increased solid waste volumes on acquisition activity, and higher fuel surcharges from third-party transporters;
•higher labor and related benefit costs due primarily to wage inflation in our markets and increased overtime on higher solid waste volumes associated with acquisition activity, higher health insurance costs, and higher workers compensation costs on claim activity;
•higher maintenance and repair costs due primarily to higher fleet and facility maintenance costs associated with inflation and acquisition activity;
•higher fuel costs due to higher fuel prices and higher volumes driven by acquisition activity and an increased demand for services; and
•higher direct operational costs due to higher landfill operating costs due to severe winter weather and construction delays, higher vehicle insurance costs and higher repair and replacement part costs, partially offset by lower host community and royalty fees.
General and administration: General and administration expense increased $0.3 million quarterly from the prior year period due to increased overhead costs associated with wage inflation and business growth and higher bad debt expense; partially offset by lower equity compensation costs.
Depreciation and amortization: Depreciation and amortization expense increased $0.6 million quarterly from the prior year period due to increased investments in our fleet and acquisition activity. Landfill amortization expense decreased primarily due to lower third-party and overall landfill volumes.
Resource Solutions
Operating income increased $1.2 million quarterly from the prior year period driven primarily by the operating performance of processing services. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three months ended March 31, 2022 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes.
Cost of operations: Cost of operations increased $11.3 million quarterly from the prior year period due to:
•higher purchased material costs associated with acquisition activity and higher recycling commodity prices;
•higher hauling and third-party transportation costs associated primarily with higher non-processing and other processing volumes, and higher fuel surcharges from third-party transporters;
•higher labor and related benefit costs due primarily to wage inflation in our markets and increased overtime on higher commodity, non-processing and other processing volumes associated with acquisition activity, and higher health insurance costs; and
•higher maintenance and repair costs due primarily to higher facility and container maintenance costs associated with inflation, acquisition activity, and an increased demand for services.
General and administration: General and administration expense increased $0.3 million quarterly from the prior year period due to increased overhead costs associated with wage inflation and business growth; partially offset by lower bad debt expense and lower equity compensation costs.
Depreciation and amortization: Depreciation and amortization expense increased $1.2 million quarterly from the prior year period due to acquisition activity, which included additional depreciation and other amortization expense related to a purchase price allocation adjustment in the three months ended March 31, 2022.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. We have $252.8 million of undrawn capacity from our $300.0 million Revolving Credit Facility as of March 31, 2022 to help meet our short-term and long-term liquidity needs.

A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions) follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$12.6	$33.8
Restricted assets:
Restricted investment securities - landfill closure	$2.0	$2.1
Debt:
Current portion	$9.9	$9.9
Non-current portion	570.3	552.7
Total debt	$580.2	$562.6
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2022	2021
Net cash provided by operating activities	$24.7	$32.1	$(7.4)
Net cash used in investing activities	$(62.5)	$(31.3)	$(31.2)
Net cash provided by (used in) financing activities	$16.6	$(2.7)	$19.3
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2022	2021
Net income	$4.2	$4.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.4	22.7
Interest accretion on landfill and environmental remediation liabilities	2.0	2.0
Amortization of debt issuance costs	0.5	0.6
Stock-based compensation	2.2	2.9
Operating lease right-of-use assets expense	3.2	3.0
Gain on sale of property and equipment	(0.1)	—
Non-cash expense from acquisition activities	0.9	0.1
Deferred income taxes	0.5	2.3
	42.8	37.9
Changes in assets and liabilities, net	(18.1)	(5.8)
Net cash provided by operating activities	$24.7	$32.1

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities decreased $(7.4) million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was the result of improved operational performance being more than offset by an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, see "Results of Operations" above. The increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the following:
•a $(7.5) million unfavorable impact to operating cash flows associated with the change in accounts receivable associated with acquisition activity; and

•a $(6.8) million unfavorable impact to operating cash flows associated with the change in accrued expenses and other liabilities associated with lower incentive compensation.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2022	2021
Acquisitions, net of cash acquired	$(49.8)	$(4.6)
Additions to property, plant and equipment	(12.9)	(26.8)
Proceeds from sale of property and equipment	0.2	0.1
Net cash used in investing activities	$(62.5)	$(31.3)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the three months ended March 31, 2022, we acquired six businesses for total consideration of $53.5 million, including $49.8 million in cash, as compared to the three months ended March 31, 2021 during which we acquired one tuck-in solid waste collection and recycling business in our Western region for total consideration of $3.9 million, including $3.5 million in cash, and paid $1.1 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $13.9 million lower in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to the timing of capital spend pertaining to our fleet, which has been delayed due to supply issues, and completion of construction and development of phase VI at our Subtitle D landfill in Coventry, Vermont in the fiscal year ended December 31, 2021.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2022	2021
Proceeds from long-term borrowings	$25.6	$—
Principal payments on debt	(9.0)	(2.8)
Proceeds from the exercise of share based awards	—	0.1
Net cash provided by (used in) financing activities	$16.6	$(2.7)

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity increased $19.4 million. The increase in financing cash flows in the three months ended March 31, 2022 is due to increased borrowings on our Revolving Credit Facility associated with acquisition activity.
Outstanding Long-Term Debt
Credit Facility
As of March 31, 2022, we had outstanding $350.0 million aggregate principal amount of borrowings under our term loan A facility ("Term Loan Facility") and $19.0 million in borrowings under our $300.0 million Revolving Credit Facility, with a $75.0 million sublimit for letters of credit.(the Term Loan Facility and the Revolving Credit Facility together, the “Credit Facility”). The Credit Facility has a 5-year term that matures in December 2026 and bears interest at a rate of LIBOR plus 1.375% per annum, which will be reduced to a rate of LIBOR plus as low as 1.125% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility contains customary benchmark replacement provisions pursuant to which, upon certain triggering events, the LIBOR benchmark used to calculate the LIBOR rate will be replaced with a secured overnight financing rate, as adjusted, on the terms and conditions in the Credit Facility. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2022, further advances were available under the Credit Facility in the amount of $252.8 million. The available amount is net of outstanding irrevocable letters of credit totaling $28.2 million, and as of March 31, 2022 no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the Credit Agreement.

The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2022, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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
Tax-Exempt Financings and Other Debt
As of March 31, 2022, we had outstanding $162.0 million aggregate principal amount of tax exempt bonds, $44.8 million aggregate principal amount of finance leases and $4.4 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosure over debt.
Inflation
Inflationary increases in costs, including current inflationary pressures associated primarily with fuel, labor and certain capital items, have affected, and may continue to affect, our operating margins. While rapid inflation negatively impacted operating results and margins during the three months ended March 31, 2022, we believe that our flexible pricing structures and mature cost recovery fees will allow us to recover certain of the cost of inflation from our customer base. Consistent with industry practice, most of our contracts provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in some cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and a fuel surcharge, which is designed to recover escalating fuel price fluctuations above an annually reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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

Critical Accounting Estimates and Assumptions
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our critical accounting estimates are more fully discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of March 31, 2022, our active interest rate derivative agreements had total notional amounts of $195.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, in some instances restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 2.48% as of March 31, 2022. The agreements mature between June 2022 and February 2027. Additionally, as of March 31, 2022, we have forward starting interest rate derivative agreements with total notional amounts of $60.0 million that mature between June 2027 and May 2028. We will receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a weighted average rate of approximately 1.44%.
As of March 31, 2022, we had $211.2 million of fixed rate debt in addition to the $195.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $174.0 million of long-term debt as of March 31, 2022. The weighted average interest rate on the variable rate portion of long-term debt was approximately 1.8% at March 31, 2022. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.7 million.
Commodity Price Volatility
Information about commodity price volatility market risk as of March 31, 2022 does not differ materially from that discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1.    LEGAL PROCEEDINGS
General Legal Proceedings
The information required by this Item is provided in Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1,000,000 or More
Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a specified threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Pursuant to Item 103, we have determined such disclosure threshold to be $1,000,000. We have no matters to disclose in accordance with that requirement.

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1
Employment Agreement between Casella Waste Systems, Inc. and Kevin Drohan effective as of April 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on March 31, 2022 (file no. 000-23211)).

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: April 29, 2022	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 29, 2022	By: /s/ Edmond R. Coletta
Edmond R. Coletta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)