Form 10-Q
period 2022-06-30
CASELLA WASTE SYSTEMS INC
filed 2022-07-29
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2022:

Class A common stock, $0.01 par value per share:	50,689,841
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,309	$33,809
Accounts receivable, net of allowance for credit losses of $3,879 and $3,276, respectively	108,313	86,979
Prepaid expenses	17,517	12,766
Inventory	13,071	9,729
Other current assets	2,946	3,196
Total current assets	181,156	146,479
Property, plant and equipment, net of accumulated depreciation and amortization of $1,016,382 and $973,094, respectively	668,381	644,604
Operating lease right-of-use assets	93,253	93,799
Goodwill	262,508	232,860
Intangible assets, net	96,762	93,723
Restricted cash and assets	2,805	2,122
Cost method investments	11,264	11,264
Deferred income taxes	34,060	43,957
Other non-current assets	20,530	14,772
Total assets	$1,370,719	$1,283,580
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$7,636	$9,901
Current operating lease liabilities	6,425	7,307
Accounts payable	73,270	63,086
Accrued payroll and related expenses	16,392	22,210
Accrued interest	2,372	2,042
Contract liabilities	3,733	3,404
Current accrued capping, closure and post-closure costs	5,815	7,915
Other accrued liabilities	47,371	36,328
Total current liabilities	163,014	152,193
Debt, less current portion	575,556	542,503
Operating lease liabilities, less current portion	59,027	56,375
Accrued capping, closure and post-closure costs, less current portion	86,558	78,999
Deferred income taxes	902	868
Other long-term liabilities	28,096	30,185
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,690,000 and 50,423,000 shares issued and outstanding, respectively	507	504
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	656,042	652,045
Accumulated deficit	(203,013)	(224,999)
Accumulated other comprehensive income (loss), net of tax	4,020	(5,103)
Total stockholders' equity	457,566	422,457
Total liabilities and stockholders' equity	$1,370,719	$1,283,580
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$283,666	$215,875	$517,693	$405,406
Operating expenses:
Cost of operations	186,038	138,553	348,493	265,691
General and administration	33,562	29,212	63,354	56,343
Depreciation and amortization	31,150	24,337	60,579	47,019
Expense from acquisition activities	1,019	1,632	3,062	2,046
Southbridge Landfill closure charge	178	195	318	352
	251,947	193,929	475,806	371,451
Operating income	31,719	21,946	41,887	33,955
Other expense (income):
Interest income	(42)	(66)	(81)	(130)
Interest expense	5,698	5,296	10,902	10,764
Other income	(312)	(510)	(457)	(648)
Other expense, net	5,344	4,720	10,364	9,986
Income before income taxes	26,375	17,226	31,523	23,969
Provision for income taxes	8,579	5,443	9,537	7,875
Net income	$17,796	$11,783	$21,986	$16,094
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,642	51,366	51,567	51,273
Basic earnings per common share	$0.34	$0.23	$0.43	$0.31
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,781	51,546	51,720	51,466
Diluted earnings per common share	$0.34	$0.23	$0.43	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$17,796	$11,783	$21,986	$16,094
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	(932)	(1,186)	(2,095)	(2,346)
Interest rate swap amounts reclassified into interest expense	994	1,202	2,122	2,347
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	3,488	(336)	11,869	4,651
Other comprehensive income (loss), before tax	3,550	(320)	11,896	4,652
Income tax provision (benefit) related to items of other comprehensive income	570	(85)	2,773	1,057
Other comprehensive income (loss), net of tax	2,980	(235)	9,123	3,595
Comprehensive income	$20,776	$11,548	$31,109	$19,689
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2021	$422,457	50,423	$504	988	$10	$652,045	$(224,999)	$(5,103)
Issuances of Class A common stock	19	227	2	—	—	17	—	—
Stock-based compensation	2,241	—	—	—	—	2,241	—	—
Comprehensive income:
Net income	4,190	—	—	—	—	—	4,190	—
Other comprehensive income:
Hedging activity	6,143	—	—	—	—	—	—	6,143
Balance, March 31, 2022	435,050	50,650	506	988	10	654,303	(220,809)	1,040
Issuances of Class A common stock	803	40	1	—	—	802	—	—
Stock-based compensation	937	—	—	—	—	937	—	—
Comprehensive income:
Net income	17,796	—	—	—	—	—	17,796	—
Other comprehensive income:
Hedging activity	2,980	—	—	—	—	—	—	2,980
Balance, June 30, 2022	$457,566	50,690	$507	988	$10	$656,042	$(203,013)	$4,020

		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)
Issuances of Class A common stock	112	273	3	—	—	109	—	—
Stock-based compensation	2,941	—	—	—	—	2,941	—	—
Comprehensive income:
Net income	4,311	—	—	—	—	—	4,311	—
Other comprehensive income:
Hedging activity	3,830	—	—	—	—	—	—	3,830
Balance, March 31, 2021	373,336	50,374	504	988	10	642,297	(261,788)	(7,687)
Issuances of Class A common stock	492	24	—	—	—	492	—	—
Stock-based compensation	3,116	—	—	—	—	3,116	—	—
Comprehensive income:
Net income	11,783	—	—	—	—	—	11,783	—
Other comprehensive loss:
Hedging activity	(235)	—	—	—	—	—	—	(235)
Balance, June 30, 2021	$388,492	50,398	$504	988	$10	$645,905	$(250,005)	$(7,922)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$21,986	$16,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,579	47,019
Interest accretion on landfill and environmental remediation liabilities	4,015	3,962
Amortization of debt issuance costs	924	1,144
Stock-based compensation	3,178	6,057
Operating lease right-of-use assets expense	6,824	6,407
Gain on sale of property and equipment	(269)	(92)
Non-cash expense from acquisition activities	645	1,022
Deferred income taxes	7,156	7,041
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(14,667)	(4,712)
Landfill operating lease contract expenditures	(1,308)	(1,478)
Accounts payable	10,142	10,866
Prepaid expenses, inventories and other assets	(6,099)	(7,192)
Accrued expenses, contract liabilities and other liabilities	(855)	(7,125)
Net cash provided by operating activities	92,251	79,013
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(56,250)	(5,481)
Additions to property, plant and equipment	(54,868)	(56,069)
Proceeds from sale of property and equipment	507	403
Net cash used in investing activities	(110,611)	(61,147)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	82,200	500
Principal payments on debt	(55,297)	(5,643)
Payments of debt issuance costs	(1,229)	—
Payments of contingent consideration	(1,000)	—
Proceeds from the exercise of share based awards	192	112
Net cash provided by (used in) financing activities	24,866	(5,031)
Net increase in cash and cash equivalents	6,506	12,835
Cash, cash equivalents and restricted cash, beginning of period	33,809	154,342
Cash, cash equivalents and restricted cash, end of period	$40,315	$167,177
Supplemental Disclosure of Cash Flow Information:
Cash interest payments	$9,648	$9,701
Cash income tax payments	$2,092	$411
Non-current assets obtained through long-term financing obligations	$4,190	$5,894
Right-of-use assets obtained in exchange for operating lease obligations	$5,194	$1,251
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2022 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for fiscal year 2021.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2022 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. We have determined that there are no subsequent events that require disclosure in this Quarterly Report on Form 10-Q.

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
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$59,299	$77,962	$—	$137,261
Landfill	6,542	18,599	—	25,141
Transfer	17,292	11,982	—	29,274
Transportation	1,765	4,024	—	5,789
Landfill gas-to-energy	249	1,504	—	1,753
Processing	2,116	813	33,867	36,796
Non-processing	—	—	47,652	47,652
Total revenues	$87,263	$114,884	$81,519	$283,666

Transferred at a point-in-time	$117	$517	$18,813	$19,447
Transferred over time	87,146	114,367	62,706	264,219
Total revenues	$87,263	$114,884	$81,519	$283,666
Three Months Ended June 30, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$39,364	$67,963	$—	$107,327
Landfill	6,118	16,517	—	22,635
Transfer	13,475	9,976	—	23,451
Transportation	47	3,040	—	3,087
Landfill gas-to-energy	246	854	—	1,100
Processing	1,808	502	21,031	23,341
Non-processing	—	—	34,934	34,934
Total revenues	$61,058	$98,852	$55,965	$215,875

Transferred at a point-in-time	$38	$487	$14,944	$15,469
Transferred over time	61,020	98,365	41,021	200,406
Total revenues	$61,058	$98,852	$55,965	$215,875
Six Months Ended June 30, 2022

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$110,796	$145,997	$—	$256,793
Landfill	11,918	32,788	—	44,706
Transfer	28,905	19,825	—	48,730
Transportation	3,238	6,682	—	9,920
Landfill gas-to-energy	522	3,885	—	4,407
Processing	3,203	1,546	61,263	66,012
Non-processing	—	—	87,125	87,125
Total revenues	$158,582	$210,723	$148,388	$517,693

Transferred at a point-in-time	$236	$1,028	$33,900	$35,164
Transferred over time	158,346	209,695	114,488	482,529
Total revenues	$158,582	$210,723	$148,388	$517,693
Six Months Ended June 30, 2021

	Eastern	Western	Resource Solutions	Total Revenues
Collection	$75,440	$129,356	$—	$204,796
Landfill	11,520	30,136	—	41,656
Transfer	22,899	17,123	—	40,022
Transportation	95	5,253	—	5,348
Landfill gas-to-energy	515	1,888	—	2,403
Processing	2,934	860	38,302	42,096
Non-processing	—	—	69,085	69,085
Total revenues	$113,403	$184,616	$107,387	$405,406

Transferred at a point-in-time	$82	$988	$25,036	$26,106
Transferred over time	113,321	183,628	82,351	379,300
Total revenues	$113,403	$184,616	$107,387	$405,406
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $5,908 and $9,702 in the three and six months ended June 30, 2022, respectively, and $2,532 and $4,100 in the three and six months ended June 30, 2021, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record any revenues in the three and six months ended June 30, 2022 or June 30, 2021 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $111,601 and $89,232 as of June 30, 2022 and December 31, 2021, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $3,733 and $3,404 as of June 30, 2022 and December 31, 2021, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2021 and December 31, 2020 was recognized as revenue during the six months ended June 30, 2022 and June 30, 2021, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the six months ended June 30, 2022, we acquired the following businesses: a full service solid-waste collection, recycling and transportation business in our Resource Solutions operating segment; a closed waste-to-energy facility that is being decommissioned and rebuilt as a transfer station and four tuck-in solid waste collection businesses in our Western region; a portable toilets business in our Eastern region; and a scrap metal collection business whose assets are allocated between our Eastern region and Resource Solutions operating segments. In the six months ended June 30, 2021, we acquired two tuck-in solid waste collection businesses in our Western region, along with a septic and portable toilet business and a tuck-in solid waste collection business in our Eastern region.
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

A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Six Months Ended June 30,
	2022	2021
Purchase Price:
Cash used in acquisitions, net of cash acquired	$55,053	$4,378
Holdbacks	3,842	505
Total consideration	58,895	4,883
Allocated as follows:
Current assets	7,584	13
Property, plant and equipment:
Land	2,804	—
Buildings and improvements	5,308	—
Equipment	6,712	1,549
Operating lease right-of-use assets	405	—
Intangible assets:
Covenants not-to-compete	1,415	420
Customer relationships	9,725	1,226
Other non-current assets	40	—
Current liabilities	(3,577)	(82)
Operating lease liabilities, less current portion	(282)	—
Fair value of assets acquired and liabilities assumed	30,134	3,126
Excess purchase price allocated to goodwill	$28,761	$1,757
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$284,314	$246,623	$525,012	$467,326
Operating income	$31,776	$22,612	$42,716	$35,334
Net income	$17,787	$9,952	$22,025	$12,457

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,642	51,366	51,567	51,273
Basic earnings per common share	$0.34	$0.19	$0.43	$0.24
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	51,781	51,546	51,720	51,466
Diluted earnings per common share	$0.34	$0.19	$0.43	$0.24
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

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2021	Acquisitions	Adjustments to Acquisitions	June 30, 2022
Eastern	$52,072	$93	$237	$52,402
Western	163,728	7,350	650	171,728
Resource Solutions	17,060	21,318	—	38,378
Total	$232,860	$28,761	$887	$262,508
Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, June 30, 2022
Intangible assets	$30,193	$124,680	$8,350	$163,223
Less accumulated amortization	(23,094)	(40,296)	(3,071)	(66,461)
	$7,099	$84,384	$5,279	$96,762

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2021
Intangible assets	$28,777	$115,005	$8,350	$152,132
Less accumulated amortization	(22,148)	(34,809)	(1,452)	(58,409)
	$6,629	$80,196	$6,898	$93,723

Intangible amortization expense was $4,262 and $8,052 during the three and six months ended June 30, 2022, respectively, and $2,015 and $4,043 during the three and six months ended June 30, 2021, respectively.
A summary of intangible amortization expense estimated for the five fiscal years following fiscal year 2021 and thereafter follows:

Estimated Future Amortization Expense as of June 30, 2022
Fiscal year ending December 31, 2022	$8,158
Fiscal year ending December 31, 2023	$15,600
Fiscal year ending December 31, 2024	$14,879
Fiscal year ending December 31, 2025	$13,758
Fiscal year ending December 31, 2026	$12,123
Thereafter	$32,244

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

A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$86,914	$82,533
Obligations incurred	2,244	2,319
Revision in estimates (1)	1,443	—
Accretion expense	3,799	3,676
Obligations settled (2)	(2,027)	(2,969)
Ending balance	$92,373	$85,559
(1)Relates to a change in estimates concerning anticipated capping costs at one of our landfills.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	June 30, 2022	December 31, 2021
Senior Secured Credit Facility:
Term loan A facility ("Term Loan Facility") due December 2026; bearing interest at LIBOR plus 1.375%	$350,000	$350,000
Revolving credit facility due December 2026 ("Revolving Credit Facility"); bearing interest at LIBOR plus 1.375%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period through 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period through 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period through 2025; bearing interest at 2.750%	40,000	40,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period through 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period through 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period through 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds 2013") due April 2036 - fixed rate interest period through 2028; bearing interest at 4.625%	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 ("Vermont Bonds 2022A-1") due June 2052 - fixed rate interest period through 2027; bearing interest at 5.00%	35,000	—
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period through 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 3.6%	45,889	45,724
Notes payable maturing through August 2024; bearing interest at a weighted average of 1.6%	773	4,846
Principal amount of debt	593,662	562,570
Less—unamortized debt issuance costs (1)	10,470	10,166
Debt less unamortized debt issuance costs	583,192	552,404
Less—current maturities of debt	7,636	9,901
	$575,556	$542,503

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	June 30, 2022	December 31, 2021
Revolving Credit Facility and Term Loan Facility (collectively, the "Credit Facility")	$5,306	$5,884
New York Bonds 2014R-1	899	933
New York Bonds 2014R-2	238	268
New York Bonds 2020	1,194	1,283
FAME Bonds 2005R-3	219	262
FAME Bonds 2015R-1	378	413
FAME Bonds 2015R-2	231	268
Vermont Bonds 2013	405	433
Vermont Bonds 2022A-1	1,207	—
New Hampshire Bonds	393	422
	$10,470	$10,166
Financing Activities
In the three months ended June 30, 2022, we completed the issuance of $35,000 aggregate principal amount of Vermont Bonds 2022A-1. The Vermont Bonds 2022A-1, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.00% per annum from June 1, 2022 through May 31, 2027, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The Vermont Bonds 2022A-1 mature on June 1, 2052. As of June 30, 2022, we had $1,006 of remaining cash proceeds from the issuance of the Vermont Bonds 2022A-1 included in restricted cash and assets that is restricted to finance or reimburse certain noncurrent asset costs associated with capital projects in the State of Vermont.
Credit Facility
As of June 30, 2022, we are party to an amended and restated credit agreement ("Credit Agreement"), which provides for a $350,000 aggregate principal amount Term Loan Facility and a $300,000 Revolving Credit Facility, with a $75,000 sublimit for letters of credit. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026 and bears interest at a rate of LIBOR plus 1.375% per annum, which will be reduced to a rate of LIBOR plus as low as 1.125% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Agreement contains customary benchmark replacement provisions pursuant to which, upon certain triggering events, the LIBOR benchmark used to calculate the LIBOR rate will be replaced with a secured overnight financing rate, as adjusted, on the terms and conditions in the Credit Agreement. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2022, further advances were available under the Revolving Credit Facility in the amount of $271,805. The available amount is net of outstanding irrevocable letters of credit totaling $28,195, and as of June 30, 2022 no amount had been drawn.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in their fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
As of June 30, 2022 and December 31, 2021, our active interest rate derivative agreements had total notional amounts of $190,000 and $195,000, respectively. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, in some instances restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 2.20%. The agreements mature between May 2023 and June 2027.

As of December 31, 2021, we had forward starting interest rate derivative agreements with a total notional amount of $85,000 outstanding. As of June 30, 2022, we have a forward starting interest rate derivative agreement with a total notional amount of $20,000 after considering any forward starting interest rate derivative agreements that became effective in the current period. According to the terms of this agreement, we will receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a rate of 1.29%. The agreement matures in May 2028.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps	Other current assets	$1,454	$—
Interest rate swaps	Other non-current assets	5,508	424
		$6,962	$424

Interest rate swaps	Other accrued liabilities	$—	$3,796
Interest rate swaps	Other long-term liabilities	—	1,380
		$—	$5,176

Interest rate swaps	Accumulated other comprehensive income (loss), net of tax	$6,962	$(4,935)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net of tax	(2,942)	(168)
		$4,020	$(5,103)

A summary of the amount of expense on cash flow hedging relationships related to interest rate swaps reclassified from accumulated other comprehensive income (loss), net of tax into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Location	2022	2021	2022	2021
Interest expense	$994	$1,202	$2,122	$2,347

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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $1,291 relating to our outstanding legal proceedings as of June 30, 2022. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with

FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Expansion Permit
On October 9, 2020, our subsidiary, North Country Environmental Services, Inc. ("NCES"), received a Type I-A Permit Modification (the "Permit") for Expansion in the Stage VI area of the NCES landfill located in Bethlehem, New Hampshire. On November 9, 2020, the Conservation Law Foundation ("CLF") filed an appeal of the Permit to the New Hampshire Waste Management Council (the “Council”) on the grounds it failed to meet the public benefit criteria. On January 19, 2021, CLF filed a Complaint for Injunctive Relief with the Grafton Superior Court to enjoin NCES from accepting waste pursuant to the new Permit until such a time as CLF has exhausted its appeal rights. A hearing on the Complaint for Injunctive Relief was held on March 10, 2021; the Grafton Superior Court denied the motion on May 14, 2021. CLF did not appeal this decision. The Council denied NCES’s Motion to Dismiss CLF’s appeal for lack of standing by Order dated March 17, 2021. NCES filed a Motion to Reconsider on March 26, 2021, which was denied by the Council on May 11, 2021. A prehearing conference was held and a schedule for the case was established on June 8, 2021. NCES filed a Motion to Dismiss on the merits of the appeal on June 30, 2021. On July 16, 2021, CLF filed its objection to the Motion to Dismiss, and NCES filed its reply on July 26, 2021. The Council issued an Order on September 3, 2021 granting NCES’s Motion to Dismiss, in part. CLF filed a Motion for Reconsideration on September 23, 2021, and NCES filed its objection on September 28, 2021 and CLF filed a reply on September 30, 2021. CLF’s Motion for Reconsideration was granted on November 19, 2021, and its dismissed claims reinstated. On January 14, 2022, NCES filed a Motion in Limine seeking to exclude from evidence four potential evidentiary items on the basis that those items were either not directly related, or were not included in CLF’s Notice of Appeal. On January 21, 2022, CLF filed an objection to NCES’s motion, and NCES filed a reply on January 26, 2022. On January 31, 2022, the Council issued an Order granting NCES’s Motion in Limine with respect to three of the four items it sought to exclude from evidence, and denying its motion with respect to the remaining item. On February 18 and February 22, 2022, a quorum of the Council and Hearing Officer held a hearing on the appeal. Council deliberations occurred and were concluded on February 22, 2022,with the Council ruling in favor of NCES on all motions concerning questions of fact, and indicating that a written decision incorporating the Hearing Officer’s decision as to questions of law would follow. On May 11, 2022, an Order was issued denying all of CLF’s arguments on appeal, with the exception of one; the Hearing Officer held that based on his interpretation of the relevant statute, the public benefit determination made by the New Hampshire Department of Environmental Services (“DES”), in issuing the Permit to NCES, was unlawful, and remanded the Permit to the DES with regard to this determination. DES filed a Motion for Reconsideration with the Council on May 31, 2022 (the “DES Reconsideration Motion”) and NCES filed a Motion for Rehearing on June 10, 2022 (the “NCES Rehearing Motion”). The Hearing Officer suspended his May 11, 2022 decision by Order dated June 20, 2022, pending consideration of the DES Reconsideration Motion and NCES Rehearing Motion. On June 24, 2022, CLF filed an Objection and Motion to Strike with respect to the NCES Rehearing Motion as well as an Objection to the DES Reconsideration Motion, and DES filed a Limited Objection to the NCES Rehearing Motion, each to which NCES submitted a Reply on July 6, 2022. On July 18, 2022, CLF filed a Reply in Support of its Motion to Strike and Limited Surreply in Support of Objection to the NCES Motion for Rehearing. On July 21, 2022, NCES filed an Assented to Motion for Leave to File Limited Surreply to CLF’s Motion to Strike together with a Limited Surreply to CLF’s Motion to Strike. The outcome remains pending. NCES will continue to vigorously defend against this litigation.
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

We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The weighted average risk-free interest rate associated with our environmental remediation liabilities as of June 30, 2022 ranges between 1.5% and 2.6%. A summary of the changes to the aggregate environmental remediation liabilities for the six months ended June 30, 2022 and 2021 follows:

	Six Months Ended June 30,
	2022	2021
Beginning balance	$5,887	$5,200
Accretion expense	54	56
Obligations settled (1)	(72)	(281)
Ending balance	5,869	4,975
Less: current portion	280	375
Long-term portion	$5,589	$4,600
(1)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2022, there were 868 Class A common stock equivalents available for future grant under the 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	77	$15.68
Granted	—	$—
Exercised	(23)	$8.56
Forfeited	—	$—
Outstanding, June 30, 2022	54	$18.62	4.3	$2,946
Exercisable, June 30, 2022	46	$9.49	3.5	$2,913
Stock-based compensation expense related to stock options was $17 and $33 during the three and six months ended June 30, 2022, respectively. We did not record any stock-based compensation expense for stock options during the three and six months ended June 30, 2021. As of June 30, 2022, we had $139 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.1 years.

During the three and six months ended June 30, 2022, the aggregate intrinsic value of stock options exercised was $1,156 and $1,467, respectively.
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
A summary of restricted stock, restricted stock unit and performance stock unit activity follows:

	Restricted Stock, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	249	$55.40
Granted	82	$94.31
Class A Common Stock Vested	(63)	$49.00
Forfeited	(34)	$67.73
Outstanding, June 30, 2022	234	$68.86	1.9	$17,031
Unvested, June 30, 2022	418	$68.97	1.6	$30,407
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 184 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock, restricted stock units and performance stock units was $828 and $2,979 during the three and six months ended June 30, 2022, respectively, as compared to $3,044 and $5,928 during the three and six months ended June 30, 2021, respectively.
During the three and six months ended June 30, 2022, the total fair value of other stock awards vested was $814 and $5,359, respectively.
As of June 30, 2022, total unrecognized stock-based compensation expense related to outstanding restricted stock was $58, which will be recognized over a weighted average period of 1.5 years. As of June 30, 2022, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,543, which will be recognized over a weighted average period of 1.9 years. As of June 30, 2022, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $6,882 to be recognized over a weighted average period of 1.8 years.
We also recorded $93 and $166 of stock-based compensation expense related to our Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2022, respectively, as compared to $72 and $128 during the three and six months ended June 30, 2021, respectively.

Accumulated Other Comprehensive Income (Loss), Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax follows:

Interest Rate Swaps
Balance, December 31, 2021	$(5,103)
Other comprehensive income before reclassifications	9,774
Amounts reclassified from accumulated other comprehensive income (loss)	2,122
Income tax provision related to items of other comprehensive income	(2,773)
Net current-period other comprehensive income	9,123
Balance, June 30, 2022	$4,020

A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Details About Accumulated Other Comprehensive Income (Loss), Net of Tax Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$994	$1,202	$2,122	$2,347	Interest expense
	(994)	(1,202)	(2,122)	(2,347)	Income before income taxes
	—	(142)	(190)	(269)	Provision for income taxes
	$(994)	$(1,060)	$(1,932)	$(2,078)	Net income

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

A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$17,796	$11,783	$21,986	$16,094
Denominators:
Number of shares outstanding, end of period:
Class A common stock	50,690	50,398	50,690	50,398
Class B common stock	988	988	988	988
Unvested restricted stock	(2)	(2)	(2)	(2)
Effect of weighted average shares outstanding	(34)	(18)	(109)	(111)
Basic weighted average common shares outstanding	51,642	51,366	51,567	51,273
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	139	180	153	193
Diluted weighted average common shares outstanding	51,781	51,546	51,720	51,466
Anti-dilutive potentially issuable shares	70	—	70	48

11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2022, we recorded charges of $1,019 and $3,062, respectively, and in the three and six months ended June 30, 2021, we recorded charges of $1,632 and $2,046, respectively, comprised primarily of legal, consulting and other similar costs associated with due diligence and the acquisition and integration of acquired businesses or select development projects.
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, contingent consideration related to acquisitions, trade payables and debt. The carrying values of cash and cash equivalents, restricted cash, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon the one-month LIBOR yield curves that are observable at commonly quoted intervals for the full term of the swaps. We recognize all derivatives accounted for on the balance sheet at fair value.

Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,799	$—	$—
Interest rate swaps	—	6,962	—
	$1,799	$6,962	$—

	Fair Value Measurement at December 31, 2021 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,122	$—	$—
Interest rate swaps	—	424	—
	$2,122	$424	$—
Liabilities:
Interest rate swaps	$—	$5,176	$—
Fair Value of Debt
As of June 30, 2022, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds 2013, Vermont Bonds 2022A-1, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds (collectively, the "Industrial Revenue Bonds") was approximately $189,558 and the carrying value was $197,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2022, the carrying value of our Term Loan Facility was $350,000 and the carrying value of our Revolving Credit Facility was $0. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
Although we have determined the estimated fair value amounts of the Industrial Revenue Bonds using available market information and commonly accepted valuation methodologies, a change in available market information, and/or the use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. These amounts have not been revalued, and current estimates of fair value could differ significantly from the amounts presented.

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Western and Eastern regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection, transfer, transportation and disposal, landfill gas-to-energy, processing, and recycling services in the northeastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are derived from two lines-of-service: processing and non-processing. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from non-processing services are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Corporate Entities results reflect those costs not allocated to our reportable operating segments.
Three Months Ended June 30, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$87,263	$22,147	$11,538	$6,150	$362,942
Western	114,884	39,491	15,939	19,897	697,252
Resource Solutions	81,519	317	3,110	6,235	189,820
Corporate entities	—	—	563	(563)	120,705
Eliminations	—	(61,955)	—	—	—
	$283,666	$—	$31,150	$31,719	$1,370,719

Three Months Ended June 30, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$61,058	$16,128	$7,313	$3,781	$226,157
Western	98,852	33,566	15,089	14,900	654,314
Resource Solutions	55,965	1,277	1,548	3,651	95,664
Corporate entities	—	—	387	(386)	251,698
Eliminations	—	(50,971)	—	—	—
	$215,875	$—	$24,337	$21,946	$1,227,833

Six Months Ended June 30, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$158,582	$38,815	$22,988	$3,920	$362,942
Western	210,723	71,983	30,598	29,160	697,252
Resource Solutions	148,388	1,095	5,872	9,928	189,820
Corporate Entities	—	—	1,121	(1,121)	120,705
Eliminations	—	(111,893)	—	—	—
Total	$517,693	$—	$60,579	$41,887	$1,370,719

Six Months Ended June 30, 2021

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$113,403	$28,554	$13,935	$6,027	$226,157
Western	184,616	62,248	29,128	22,657	654,314
Resource Solutions	107,387	3,180	3,116	6,113	95,664
Corporate Entities	—	—	840	(842)	251,698
Eliminations	—	(93,982)	—	—	—
Total	$405,406	$—	$47,019	$33,955	$1,227,833

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collection	$137,261	$107,327	$256,793	$204,796
Disposal	60,204	49,173	103,356	87,026
Power generation	1,753	1,100	4,407	2,403
Processing	2,929	2,310	4,749	3,794
Solid waste operations	202,147	159,910	369,305	298,019
Processing	33,867	21,031	61,263	38,302
Non-processing	47,652	34,934	87,125	69,085
Resource Solutions operations	81,519	55,965	148,388	107,387
Total revenues	$283,666	$215,875	$517,693	$405,406

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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
There may be additional risks that we are not presently aware of or that we currently believe are immaterial, which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as otherwise required by law.

Company Overview
Casella Waste Systems, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, “we”, “us” or “our”), is a regional, vertically integrated solid waste services company. We provide resource management expertise and services to residential, commercial, municipal, institutional and industrial customers, primarily in the areas of solid waste collection and disposal, transfer, recycling and organics services. We provide integrated solid waste services in seven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through two regional operating segments, the Eastern and Western regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Our Resources Solutions operations consist of two lines-of-service: processing and non-processing. Processing services consist of the receipt of recycled, sludge or other organic materials at one of our materials recovery, processing or disposal facilities, where it is then sorted, mixed and/or processed, and then disposed of or sold. Non-processing services consist of brokerage services and overall resource management services, which provide a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.
As of July 15, 2022, we owned and/or operated 50 solid waste collection operations, 65 transfer stations, 25 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through two regional operating segments, which we designate as the Eastern and Western regions. Revenues in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal services, including landfill, transfer and transportation, landfill gas-to-energy, and processing services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual households. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes processing and non-processing services. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, and commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from non-processing services are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

A summary of revenues attributable to services provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2022		2021			2022		2021
Collection	$137.3	48.4%	$107.3	49.7%	$30.0	$256.8	49.6%	$204.8	50.5%	$52.0
Disposal	60.2	21.2%	49.2	22.8%	11.0	103.4	20.0%	87.0	21.5%	16.4
Power	1.8	0.6%	1.1	0.5%	0.7	4.4	0.9%	2.4	0.6%	2.0
Processing	2.8	1.1%	2.3	1.1%	0.5	4.7	0.8%	3.8	0.9%	0.9
Solid waste	202.1	71.3%	159.9	74.1%	42.2	369.3	71.3%	298.0	73.5%	71.3
Processing	33.9	11.9%	21.1	9.7%	12.8	61.3	11.9%	38.3	9.5%	23.0
Non-processing	47.7	16.8%	34.9	16.2%	12.8	87.1	16.8%	69.1	17.0%	18.0
Resource solutions	81.6	28.7%	56.0	25.9%	25.6	148.4	28.7%	107.4	26.5%	41.0
Total revenues	$283.7	100.0%	$215.9	100.0%	$67.8	$517.7	100.0%	$405.4	100.0%	$112.3
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2022 vs. 2021		Period-to-Period Change for the Six Months Ended June 30, 2022 vs. 2021
	Amount	% Growth	Amount	% Growth
Price	$11.1	6.9%	$18.9	6.3%
Volume	2.6	1.6%	3.3	1.1%
Surcharges and other fees	8.4	5.3%	10.2	3.4%
Commodity price and volume	0.7	0.5%	2.3	0.8%
Acquisitions	19.4	12.1%	36.6	12.3%
Solid waste revenues	$42.2	26.4%	$71.3	23.9%

Solid waste revenues
Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$8.3 million from favorable collection pricing; and
•$2.8 million from favorable disposal pricing associated with our landfills, transfer stations and to a lesser extent transportation services in our Western region.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$14.6 million from favorable collection pricing; and
•$4.3 million from favorable disposal pricing associated with our landfills, transfer stations and to a lesser extent transportation services in our Western region.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$3.1 million from higher disposal volumes (of which $1.4 million relates to higher third-party landfill volumes, $1.2 million relates to higher transfer station volumes and $0.5 million relates to higher transportation volumes); and
•$0.2 million from higher processing volumes; partially offset by
•$(0.7) million from lower collection volumes in our Western region with higher customer churn due to higher pricing, implementation of the energy and environmental fee ("E&E Fee"), and customer deselection.
The volume change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$3.4 million from higher disposal volumes (of which $1.5 million relates to higher transfer station volumes, $1.1 million relates to higher third-party landfill volumes and $0.7 million relates to higher transportation volumes); and

•$0.1 million from higher processing volumes; partially offset by
•$(0.2) million from lower collection volumes in our Western region with higher customer churn due to higher pricing, implementation of the E&E Fee, and customer deselection.
Surcharges and other fees.
The surcharges and other fees change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of higher energy fee revenues on higher diesel fuel prices, partially offset by lower sustainability recycling adjustment fees ("SRA Fee") year-to-date on higher recycled commodity prices.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year period is the result of $0.6 million primarily from favorable energy pricing and $0.1 million from higher landfill gas-to-energy volumes.
The commodity price and volume change component in year-to-date solid waste revenues growth from the prior year period is the result of $1.9 million primarily from favorable energy pricing and $0.4 million from higher landfill gas-to-energy and commodity processing volumes.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of increased acquisition activity in line with our growth strategy, including the timing and acquisition of eight businesses in the six months ended June 30, 2022 and ten businesses in the fiscal year ended December 31, 2021.
Resource Solutions revenues
The change component in quarterly Resource Solutions revenues growth of $25.6 million from the prior year period is the result of the following:
•$17.2 million from acquisition activity;
•$5.9 million from higher non-processing revenues due to higher volumes on organic business growth, favorable pricing and increased fees; and
•$3.1 million from the favorable impact of recycling commodity pricing on processing revenues; partially offset by
•$(0.6) million from lower processing volumes mainly driven by lower recycling commodity volumes.
The change component in year-to-date Resource Solutions revenues growth of $41.0 million from the prior year period is the result of the following:
•$26.5 million from acquisition activity;
•$9.3 million from higher non-processing revenues due to higher volumes on organic business growth, favorable pricing and increased fees; and
•$5.4 million from the favorable impact of recycling commodity pricing on processing revenues; partially offset by
•$(0.2) million from lower processing volumes mainly driven by lower recycling commodity volumes.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2022		2021			2022		2021
Cost of operations	$186.0	65.6%	$138.6	64.2%	$47.4	$348.5	67.3%	$265.7	65.5%	$82.8
General and administration	$33.6	11.8%	$29.2	13.5%	$4.4	$63.4	12.2%	$56.3	13.9%	$7.1
Depreciation and amortization	$31.2	11.0%	$24.3	11.3%	$6.9	$60.6	11.7%	$47.0	11.6%	$13.6

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

As a percentage of revenues, cost of operations increased approximately 140 basis points and 180 basis points during the three and six months ended June 30, 2022, respectively, from the same periods of the prior year. The period-to-period changes in cost of operations can be primarily attributed to the following:
Third-party direct costs increased $19.6 million quarterly, while increasing approximately 90 basis points as a percentage of revenues, and increased $32.3 million year-to-date, while increasing approximately 80 basis points as a percentage of revenues, due to the following:
•higher hauling and third-party transportation costs associated primarily with:
◦increased solid waste volumes on acquisition activity;
◦higher fuel surcharges from third-party transporters; and
◦higher non-processing volumes in our Resource Solutions operating segment; partially offset by
◦lower Western region collection volumes in the quarter.
•higher purchased material costs associated primarily with:
◦acquisition activity; and
◦higher recycling commodity prices in our Resource Solutions operating segment.
•higher third-party disposal costs associated primarily with:
◦increased solid waste volumes on acquisition activity and to a lesser extent organic business growth; and
◦higher fuel surcharges from third-party transporters.
Direct labor costs increased $8.8 million quarterly, while increasing approximately 10 basis points as a percentage of revenues, and increased $17.3 million year-to-date, while increasing approximately 50 basis points as a percentage of revenues, due primarily to the following:
•wage inflation in our markets and increased overtime and outside labor costs on higher solid waste volumes on acquisition activity and to a lesser extent organic business growth;
•higher non-processing volumes on acquisition activity and organic business growth; and
•higher workers compensation costs on claim activity.
Maintenance and repair costs increased $8.2 million quarterly, while decreasing approximately (60) basis points as a percentage of revenues, and increased $15.5 million year-to-date, while decreasing approximately (30) basis points as a percentage of revenues, due primarily to higher fleet, facility and container maintenance costs associated with inflation and acquisition activity.
Fuel costs increased $7.4 million quarterly, while increasing approximately 200 basis points as a percentage of revenues, and increased $11.8 million year-to-date, while increasing approximately 170 basis points as a percentage of revenues, due primarily to higher fuel prices and higher volumes driven by acquisition activity and to a lesser extent organic business growth.
Direct operational costs increased $3.4 million quarterly, while decreasing approximately (100) basis points as a percentage of revenues, and increased $5.9 million year-to-date, while decreasing approximately (90) basis points as a percentage of revenues, due primarily to the following:
•lower host community and royalty fees; and
•lower non-landfill operating lease expense; more than offset by
•higher landfill operating costs in our Western region due to severe winter weather earlier in the year and construction delays compounded with higher quarterly landfill volumes;
•higher vehicle insurance costs; and
•higher repair and replacement part costs.
General and Administration
General and administration expense includes (i) management, clerical and administrative compensation, (ii) bad debt expense, and (iii) overhead costs, professional service fees and costs associated with marketing, sales force and community relations efforts.
The period-to-period changes in general and administration expenses of $4.4 million quarterly and $7.1 million year-to-date due primarily to increased overhead costs associated with wage inflation, organic business growth, acquisition activity, higher accrued incentive compensation on improved performance, and higher bad debt expense, partially offset by lower equity compensation costs.

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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2022		2021			2022		2021
Depreciation	$18.9	6.7%	$14.5	6.7%	$4.4	$38.4	7.4%	$28.8	7.1%	$9.6
Landfill amortization	8.0	2.8%	7.8	3.6%	0.2	14.1	2.7%	14.2	3.5%	(0.1)
Other amortization	4.3	1.5%	2.0	1.0%	2.3	8.1	1.6%	4.0	1.0%	4.1
	$31.2	11.0%	$24.3	11.3%	$6.9	$60.6	11.7%	$47.0	11.6%	$13.6

The period-to-period increases in depreciation and other amortization expense can be primarily attributed to acquisition activity, which included $1.5 million of additional depreciation and other amortization expense related to a purchase price allocation adjustment in the quarter ended March 31, 2022, and increased investments in our fleet. Landfill amortization expense increased in the three months ended June 30, 2022, remaining slightly down year-to-date, on higher landfill volumes in our Western region.
Expense from Acquisition Activities
In the three and six months ended June 30, 2022, we recorded charges of $1.0 million and $3.1 million, respectively, and in the three and six months ended June 30, 2021, we recorded charges of $1.6 million and $2.0 million, respectively, comprised primarily of legal, consulting and other similar costs associated with due diligence and the acquisition and integration of acquired businesses or select development projects.
Other Expenses
Interest Expense, net
Our interest expense, net increased $0.4 million quarterly and $0.2 million year-to-date due primarily to rising interest rates and higher average debt balances associated with the issuance of $35.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 ("Vermont Bonds 2022A-1").
Provision for Income Taxes
Our provision for income taxes increased $3.1 million quarterly and $1.7 million year-to-date as compared to the same periods in the prior year, primarily due to higher income from operations between the periods, and one-time adjustments for the tax benefit on equity compensation awards between the periods and for a decrease in the current period in our state deferred tax asset from a change in state law in our footprint. The provision for income taxes in the six months ended June 30, 2022 included $2.4 million of current income taxes and $7.1 million of deferred income taxes. For the six months ended June 30, 2021, the provision included a $0.8 million of current income taxes and $7.1 million of deferred income taxes. The effective rate for the six months ended June 30, 2022 was 31% before the one-time adjustments, and was computed based on the statutory rate of 21% adjusted primarily for state taxes and nondeductible officer compensation.
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

Segment Reporting
Revenues
A summary of revenues by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2022	2021		2022	2021
Eastern	$87.3	$61.1	$26.2	$158.6	$113.4	$45.2
Western	114.9	98.9	16.0	210.7	184.6	26.1
Resource solutions	81.5	55.9	25.6	148.4	107.4	41.0
Total revenues	$283.7	$215.9	$67.8	$517.7	$405.4	$112.3

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2022 vs. 2021		Period-to-Period Change for the Six Months Ended June 30, 2022 vs. 2021
	Amount	% Growth	Amount	% Growth
Price	$4.8	7.9%	$8.3	7.3%
Volume	2.2	3.6%	2.8	2.5%
Surcharges and other fees	3.7	6.1%	4.4	3.8%
Acquisitions	15.5	25.3%	29.7	26.2%
Solid waste revenues	$26.2	42.9%	$45.2	39.8%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$3.5 million from favorable collection pricing; and
•$1.3 million from favorable disposal pricing related to transfer stations and to a lesser extent landfills.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$6.3 million from favorable collection pricing; and
•$2.0 million from favorable disposal pricing related to transfer stations and to a lesser extent landfills.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$1.1 million from higher disposal volumes related to transfer stations and to a lesser extent landfills;
•$0.8 million from higher collection volumes as a result of organic business growth; and
•$0.2 million from higher processing volumes.
The volume change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$1.3 million from higher disposal volumes related to transfer stations, partially offset by lower landfill volumes;
•$1.4 million from higher collection volumes as a result of organic business growth; and
•$0.1 million from higher processing volumes.
Surcharges and other fees.
The surcharges and other fees change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of higher energy fee revenues on higher diesel fuel prices, partially offset by lower SRA Fees on higher recycled commodity prices.

Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of increased acquisition activity in line with our growth strategy, including the timing and acquisition of two businesses in the six months ended June 30, 2022 and five businesses in the fiscal year ended December 31, 2021.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2022 vs. 2021		Period-to-Period Change for the Six Months Ended June 30, 2022 vs. 2021
	Amount	% Growth	Amount	% Growth
Price	$6.3	6.4%	$10.6	5.7%
Volume	0.4	0.3%	0.4	0.2%
Surcharges and other fees	4.7	4.8%	5.9	3.2%
Commodity price and volume	0.7	0.7%	2.3	1.2%
Acquisitions	3.9	4.0%	6.9	3.8%
Solid waste revenues	$16.0	16.2%	$26.1	14.1%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$4.8 million from favorable collection pricing; and
•$1.5 million from favorable disposal pricing related to landfills, transfer stations, and to a lesser extent transportation services.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$8.3 million from favorable collection pricing; and
•$2.3 million from favorable disposal pricing related to landfills, transfer stations, and to a lesser extent transportation services.
Volume.
The volume change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of the following:
•$2.0 million from higher disposal volumes related to landfills, transfer stations, and transportation services; partially offset by
•$(1.6) million from lower collection volumes with higher customer churn due to higher pricing, implementation of the E&E Fee, and customer deselection.
Surcharges and other fees.
The surcharges and other fees change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of higher energy fee revenues on higher diesel fuel prices, partially offset by lower SRA Fees year-to-date on higher recycled commodity prices.
Commodity price and volume.
The commodity price and volume change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are primarily the result of favorable landfill gas-to-energy pricing.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year periods is the result of increased acquisition activity in line with our growth strategy, including the timing and acquisition of five businesses in the six months ended June 30, 2022 and five businesses in the fiscal year ended December 31, 2021.

Operating Income
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2022	2021		2022	2021
Eastern	$6.1	$3.8	$2.3	$3.9	$6.0	$(2.1)
Western	19.9	14.9	5.0	29.2	22.7	6.5
Resource Solutions	6.2	3.7	2.5	9.9	6.1	3.8
Corporate entities	(0.5)	(0.5)	—	(1.1)	(0.8)	(0.3)
Operating income	$31.7	$21.9	$9.8	$41.9	$34.0	$7.9

Eastern Region
Operating income increased $2.3 million quarterly and decreased $(2.1) million year-to-date from the prior year periods. Excluding the impact of the Southbridge Landfill closure charge and the expense from acquisition activities, our operating performance in the three and six months ended June 30, 2022 was driven by revenue growth, inclusive of inter-company revenues, and the following cost changes.
Cost of operations: Cost of operations increased $24.3 million quarterly and $44.7 million year-to-date from the prior year periods due to the following:
•higher third-party disposal costs and higher hauling and third-party transportation costs associated with increased solid waste volumes on acquisition activity and to a lesser extent organic business growth, and higher fuel surcharges from third-party transporters;
•higher labor and related benefit costs due primarily to wage inflation in our markets and increased overtime on higher solid waste volumes associated primarily with acquisition activity and to a lesser extent organic business growth, higher outside labor costs, and higher workers compensation costs on claim activity;
•higher maintenance and repair costs due primarily to higher fleet, facility and container maintenance costs associated with inflation and acquisition activity;
•higher fuel costs due to higher fuel prices and higher volumes driven by acquisition activity and to a lesser extent an organic business growth; and
•higher direct operational costs due to increased vehicle insurance costs and higher repair and replacement part costs.
General and administration: General and administration expense increased $2.5 million quarterly and $4.2 million year-to-date from the prior year periods primarily due to increased overhead costs associated with wage inflation, organic business growth, acquisition activity, higher accrued incentive compensation on improved performance, and higher bad debt expense, partially offset by lower equity compensation costs.
Depreciation and amortization: Depreciation and amortization expense increased $4.2 million quarterly and $9.0 million year-to-date from the prior year periods due primarily to acquisition activity, which included additional depreciation and other amortization expense related to a purchase price allocation adjustment in the quarter ended March 31, 2022, and increased investment in our fleet.
Western Region
Operating income increased $5.0 million quarterly and $6.5 million year-to-date from the prior year periods. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three and six months ended June 30, 2022 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes.
Cost of operations: Cost of operations increased $15.1 million quarterly and $25.9 million year-to-date from the prior year periods due to:
•higher third-party disposal costs and higher hauling and third-party transportation costs associated with increased solid waste volumes on acquisition activity, partially offset by lower collection volumes in the quarter and higher fuel surcharges from third-party transporters;
•higher labor and related benefit costs due primarily to wage inflation in our markets and increased overtime on higher solid waste volumes associated with acquisition activity and higher workers compensation costs on claim activity;
•higher maintenance and repair costs due primarily to higher fleet and facility maintenance costs associated with inflation and acquisition activity;

•higher fuel costs due to higher fuel prices and higher volumes driven by acquisition activity; and
•higher direct operational costs due to higher landfill operating costs due to severe winter weather earlier in the year and construction delays compounded with higher quarterly landfill volumes, higher vehicle insurance costs, and higher repair and replacement part costs, partially offset by lower host community and royalty fees.
General and administration: General and administration expense increased $0.4 million quarterly and $0.7 million year-to-date from the prior year periods primarily due to increased overhead costs associated with wage inflation, organic business growth, acquisition activity, higher accrued incentive compensation on improved performance, and higher bad debt expense, partially offset by lower equity compensation costs.
Depreciation and amortization: Depreciation and amortization expense increased $0.8 million quarterly and $1.5 million year-to-date from the prior year periods primarily due to increased investments in our fleet and acquisition activity. Landfill amortization expense increased in the quarter, remaining slightly down year-to-date, on higher landfill volumes.
Resource Solutions
Operating income increased $2.5 million quarterly and $3.8 million year-to-date from the prior year periods. Excluding the impact of the expense from acquisition activities, our improved operating performance in the three and six months ended June 30, 2022 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes.
Cost of operations: Cost of operations increased $19.3 million quarterly and $30.6 million year-to-date from the prior year periods due to:
•higher purchased material costs associated with acquisition activity and higher recycling commodity prices;
•higher hauling and third-party transportation costs associated primarily with higher non-processing volumes and higher fuel surcharges from third-party transporters;
•higher labor and related benefit costs due primarily to wage inflation in our markets and increased overtime and outside labor costs on higher commodity and non-processing volumes associated with acquisition activity and to a lesser extent organic business growth; and
•higher maintenance and repair costs due primarily to higher facility and container maintenance costs and to a lesser extent vehicle maintenance costs, associated with inflation, acquisition activity, and organic business growth.
General and administration: General and administration expense increased $1.5 million quarterly and $1.8 million year-to-date from the prior year periods due to increased overhead costs associated with wage inflation, organic business growth, acquisition activity and higher quarterly bad debt expense, partially offset by lower equity compensation costs.
Depreciation and amortization: Depreciation and amortization expense increased $1.6 million quarterly and $2.8 million year-to-date from the prior year periods due to acquisition activity, which included additional depreciation and other amortization expense related to a purchase price allocation adjustment in the quarter ended March 31, 2022.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. We have $271.8 million of undrawn capacity from our $300.0 million Revolving Credit Facility as of June 30, 2022 to help meet our short-term and long-term liquidity needs. We expect existing cash, cash equivalents and restricted cash combined with cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. Our known current- and long-term uses of cash include, among other possible demands: (1) capital expenditures and leases, (2) acquisitions, (3) repayments to service debt and other long-term obligations, and (4) payments for final capping, closure and post-closure asset retirement obligations and environmental remediation liabilities.

A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs (in millions) follows:

	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$39.3	$33.8
Restricted cash	1.0	—
Total cash, cash equivalents and restricted cash	$40.3	$33.8
Restricted assets:
Restricted investment securities - landfill closure	$1.8	$2.1
Debt:
Current portion	$7.6	$9.9
Non-current portion	586.1	552.7
Total debt	$593.7	$562.6
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2022	2021
Net cash provided by operating activities	$92.2	$79.0	$13.2
Net cash used in investing activities	$(110.6)	$(61.1)	$(49.5)
Net cash provided by (used in) financing activities	$24.9	$(5.0)	$29.9
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2022	2021
Net income	$22.0	$16.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.6	47.0
Interest accretion on landfill and environmental remediation liabilities	4.0	4.0
Amortization of debt issuance costs	0.9	1.1
Stock-based compensation	3.2	6.1
Operating lease right-of-use assets expense	6.8	6.4
Gain on sale of property and equipment	(0.3)	(0.1)
Non-cash expense from acquisition activities	0.6	1.0
Deferred income taxes	7.2	7.0
	105.0	88.6
Changes in assets and liabilities, net	(12.8)	(9.6)
Net cash provided by operating activities	$92.2	$79.0

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $13.2 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was the result of improved operational performance, partially offset by an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our improved operational performance in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, see "Results of Operations" above. The increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to the following:
•a $(10.0) million unfavorable impact to operating cash flows associated with the change in accounts receivable associated with increased revenues growth; and
•a $(0.7) million unfavorable impact to operating cash flows associated with the change in accounts payable; partially offset by
•a $6.3 million favorable impact to operating cash flows associated with the change in accrued expenses and other liabilities; and
•a $1.1 million favorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2022	2021
Acquisitions, net of cash acquired	$(56.3)	$(5.5)
Additions to property, plant and equipment	(54.9)	(56.1)
Proceeds from sale of property and equipment	0.6	0.5
Net cash used in investing activities	$(110.6)	$(61.1)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2022, we acquired eight businesses for total consideration of $58.9 million, including $55.1 million in cash, and paid $1.2 million in holdback payments on businesses previously acquired, as compared to the six months ended June 30, 2021 during which we acquired four businesses for total consideration of $4.9 million, including $4.4 million in cash, and paid $1.1 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $(1.2) million lower in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to lower post-acquisition capital spend and the completion of construction and development of phase VI at our Subtitle D landfill in Coventry, Vermont in the fiscal year ended December 31, 2021, partially offset by higher capital spend associated with landfill development and the retrofitting of a single-stream material recovery facility.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2022	2021
Proceeds from long-term borrowings	$82.2	$0.5
Principal payments on debt	(55.3)	(5.6)
Payments of debt issuance costs	(1.2)	—
Payments of contingent consideration	(1.0)	—
Proceeds from the exercise of share based awards	0.2	0.1
Net cash provided by (used in) financing activities	$24.9	$(5.0)

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity increased $32.0 million. The increase in financing cash flows in the six months ended June 30, 2022 is due primarily to the issuance of $35.0 million aggregate principal amount of Vermont Bonds 2022A-1.
Payment of debt issuance costs. We paid $1.2 million of debt issuance costs in the six months ended June 30, 2022 related to the issuance of of Vermont Bonds 2022A-1.
Payment of contingent consideration. We paid $1.0 million of contingent consideration associated with an acquisition based on the completion of a permit expansion application.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2022, we had outstanding $350.0 million aggregate principal amount of borrowings under our term loan A facility ("Term Loan Facility") and $0.0 million in borrowings under our $300.0 million revolving credit facility ("Revolving Credit Facility"), with a $75.0 million sublimit for letters of credit (the Term Loan Facility and the Revolving Credit Facility together, the “Credit Facility”). The Credit Facility has a 5-year term that matures in December 2026 and bears interest at a rate of London Inter-Bank Offered Rate ("LIBOR") plus 1.375% per annum, which will be reduced to a rate of LIBOR plus as low as 1.125% upon us reaching a consolidated net leverage ratio of less than 2.25x. The Credit Facility contains customary benchmark replacement provisions pursuant to which, upon certain triggering events, the LIBOR benchmark used to calculate the LIBOR rate will be replaced with a secured overnight financing rate, as adjusted, on the terms and conditions in the amended and restated credit agreement ("Credit Agreement"). The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2022, further advances were available under the Revolving Credit Facility in the amount of $271.8 million. The available amount is net of outstanding irrevocable letters of credit totaling $28.2 million, and as of June 30, 2022 no amount had been drawn. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to the terms and conditions set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2022, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
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
Tax-Exempt Financings and Other Debt
As of June 30, 2022, we had outstanding $197.0 million aggregate principal amount of tax exempt bonds, including the issuance of $35.0 million aggregate principal amount of Vermont Bonds 2022A-1, $45.9 million aggregate principal amount of finance leases and $0.8 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further disclosure over debt.

Inflation
Inflationary increases in costs, including current inflationary pressures associated primarily with fuel, labor and certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While rapid inflation negatively impacted operating results and margins during the three and six months ended June 30, 2022, we believe that our flexible pricing structures and mature cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and the E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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

Interest Rate Volatility
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive income (loss) and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
As of June 30, 2022, our active interest rate derivative agreements had total notional amounts of $190.0 million. According to the terms of the agreements, we receive interest based on the 1-month LIBOR index, in some instances restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 2.20% as of June 30, 2022. The agreements mature between May 2023 and June 2027. Additionally, as of June 30, 2022, we have a forward starting interest rate derivative agreement with a total notional amount of $20.0 million that matures in May 2028. We will receive interest based on the 1-month LIBOR index, restricted by a 0.0% floor, and will pay interest at a rate of 1.29%.
As of June 30, 2022, we had $243.7 million of fixed rate debt in addition to the $190.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $160.0 million of long-term debt as of June 30, 2022. The weighted average interest rate on the variable rate portion of long-term debt was approximately 2.7% at June 30, 2022. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $1.6 million.
Commodity Price Volatility
Information about commodity price volatility market risk as of June 30, 2022 does not differ materially from that discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and the updated risk factor set forth below, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
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
The conduct of our businesses is also subject to various other laws and regulations administered by federal, state and local governmental agencies, including tax laws, employment laws and competition laws, among others. New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on our services, may alter the environment in which we do business. This includes recent changes in solid waste laws of the State of Maine, which we do not anticipate will have a material effect on our business, results of operations, financial condition and/or liquidity, but may negatively impact our operating results in the form of lower revenues or increased costs and/or liabilities.
In certain jurisdictions, we are subject to compliance with specific obligations under competition laws due to our competitive position in those jurisdictions. Failure to comply with these requirements or other laws or regulations could subject us to enforcement actions or financial penalties which could have a material adverse effect on our business.

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1
Loan Agreement, dated as of June 1, 2022, between Vermont Economic Development Authority and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Casella as filed on June 1, 2022 (file no. 000-23211)).

4.2
Guaranty Agreement, dated as of June 1, 2022, by and between the guarantors named therein and US. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella as filed on June 1, 2022 (file no. 000-23211)).

10.1
Employment Agreement between Casella Waste Systems, Inc. and Kevin Drohan effective as of April 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on March 31, 2022 (file no. 000-23211)).

10.2
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edwin D. Johnson dated as of June 20, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on June 22, 2022 (file no. 000-23211)).

10.3
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edmond R. Coletta dated as of June 20, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Casella as filed on June 22, 2022 (file no. 000-23211)).

10.4
Employment Agreement between Casella Waste Systems, Inc. and Sean Steves effective as of July 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K/A of Casella as filed on June 22, 2022 (file no. 000-23211)).

10.5 +	Amendment to Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edwin D. Johnson dated as of July 21, 2022.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: July 29, 2022	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 29, 2022	By: /s/ Edmond R. Coletta
Edmond R. Coletta
President and Chief Financial Officer
(Principal Financial Officer)