Form 10-Q
period 2023-06-30
CASELLA WASTE SYSTEMS INC
filed 2023-07-28
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2023:

Class A common stock, $0.01 par value per share:	56,974,049
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$465,715	$71,152
Accounts receivable, net of allowance for credit losses of $3,333 and $3,016, respectively	117,682	100,886
Refundable income taxes	3,726	—
Prepaid expenses	18,122	15,182
Inventory	16,784	13,472
Other current assets	7,358	6,787
Total current assets	629,387	207,479
Property, plant and equipment, net of accumulated depreciation and amortization of $1,117,946 and $1,064,756, respectively	818,242	720,550
Operating lease right-of-use assets	104,920	92,063
Goodwill	619,683	274,458
Intangible assets, net	187,148	91,783
Restricted assets	2,005	1,900
Cost method investments	10,967	10,967
Deferred income taxes	16,408	22,903
Other non-current assets	28,532	27,112
Total assets	$2,417,292	$1,449,215
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$32,747	$8,968
Current operating lease liabilities	8,510	7,000
Accounts payable	87,602	74,203
Accrued payroll and related expenses	14,847	23,556
Accrued interest	3,116	2,858
Contract liabilities	16,260	3,742
Current accrued final capping, closure and post-closure costs	10,767	11,036
Other accrued liabilities	45,333	46,237
Total current liabilities	219,182	177,600
Debt, less current portion	983,344	585,015
Operating lease liabilities, less current portion	71,039	57,345
Accrued final capping, closure and post-closure costs, less current portion	107,949	102,642
Deferred income taxes	479	437
Other long-term liabilities	26,916	28,276
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 56,974,000 and 50,704,000 shares issued and outstanding, respectively	570	507
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,163,077	661,761
Accumulated deficit	(162,882)	(171,920)
Accumulated other comprehensive income, net of tax	7,608	7,542
Total stockholders' equity	1,008,383	497,900
Total liabilities and stockholders' equity	$2,417,292	$1,449,215
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$289,645	$283,666	$552,241	$517,693
Operating expenses:
Cost of operations	186,319	186,038	366,563	348,493
General and administration	35,865	33,562	71,544	63,354
Depreciation and amortization	34,924	31,150	68,359	60,579
Legal settlement	6,150	—	6,150	—
Expense from acquisition activities	3,677	1,019	6,540	3,062
Southbridge Landfill closure charge	96	178	206	318
	267,031	251,947	519,362	475,806
Operating income	22,614	31,719	32,879	41,887
Other expense (income):
Interest income	(1,611)	(42)	(2,295)	(81)
Interest expense	9,001	5,698	15,959	10,902
Loss from termination of bridge financing	8,198	—	8,198	—
Other income	(452)	(312)	(800)	(457)
Other expense, net	15,136	5,344	21,062	10,364
Income before income taxes	7,478	26,375	11,817	31,523
Provision for income taxes	1,988	8,579	2,779	9,537
Net income	$5,490	$17,796	$9,038	$21,986
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	52,885	51,642	52,331	51,567
Basic earnings per common share	$0.10	$0.34	$0.17	$0.43
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	52,980	51,781	52,427	51,720
Diluted earnings per common share	$0.10	$0.34	$0.17	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$5,490	$17,796	$9,038	$21,986
Other comprehensive income, before tax:
Hedging activity:
Interest rate swap settlements	1,290	(932)	2,345	(2,095)
Interest rate swap amounts reclassified into interest expense	(1,270)	994	(2,376)	2,122
Unrealized gain resulting from changes in fair value of derivative instruments	2,508	3,488	117	11,869
Other comprehensive income, before tax	2,528	3,550	86	11,896
Income tax provision related to items of other comprehensive income	693	570	20	2,773
Other comprehensive income, net of tax	1,835	2,980	66	9,123
Comprehensive income	$7,325	$20,776	$9,104	$31,109
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2022	$497,900	50,704	$507	988	$10	$661,761	$(171,920)	$7,542
Issuances of Class A common stock	—	194	2	—	—	(2)	—	—
Stock-based compensation	1,976	—	—	—	—	1,976	—	—
Comprehensive income:
Net income	3,548	—	—	—	—	—	3,548	—
Other comprehensive loss:
Hedging activity	(1,769)	—	—	—	—	—	—	(1,769)
Balance, March 31, 2023	501,655	50,898	509	988	10	663,735	(168,372)	5,773
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,238	6,053	61	—	—	496,177	—	—
Issuances of Class A common stock	799	23	—	—	—	799	—	—
Stock-based compensation	2,366	—	—	—	—	2,366	—	—
Comprehensive income:
Net income	5,490	—	—	—	—	—	5,490	—
Other comprehensive income:
Hedging activity	1,835	—	—	—	—	—	—	1,835
Balance, June 30, 2023	$1,008,383	56,974	$570	988	$10	$1,163,077	$(162,882)	$7,608

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2021	$422,457	50,423	$504	988	$10	$652,045	$(224,999)	$(5,103)
Issuances of Class A common stock	19	227	2	—	—	17	—	—
Stock-based compensation	2,241	—	—	—	—	2,241	—	—
Comprehensive income:
Net income	4,190	—	—	—	—	—	4,190	—
Other comprehensive income:
Hedging activity	6,143	—	—	—	—	—	—	6,143
Balance, March 31, 2022	435,050	50,650	506	988	10	654,303	(220,809)	1,040
Issuances of Class A common stock	803	40	1	—	—	802	—	—
Stock-based compensation	937	—	—	—	—	937	—	—
Comprehensive income:
Net income	17,796	—	—	—	—	—	17,796	—
Other comprehensive income:
Hedging activity	2,980	—	—	—	—	—	—	2,980
Balance, June 30, 2022	$457,566	50,690	$507	988	$10	$656,042	$(203,013)	$4,020

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$9,038	$21,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,359	60,579
Interest accretion on landfill and environmental remediation liabilities	5,001	4,015
Amortization of debt issuance costs	1,505	924
Stock-based compensation	4,341	3,178
Operating lease right-of-use assets expense	6,872	6,824
Disposition of assets, other items and charges, net	(300)	376
Loss from termination of bridge financing	8,198	—
Deferred income taxes	1,952	7,156
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(3,958)	(14,667)
Landfill operating lease contract expenditures	(1,318)	(1,308)
Accounts payable	8,898	10,142
Prepaid expenses, inventories and other assets	(5,845)	(6,099)
Accrued expenses, contract liabilities and other liabilities	(19,547)	(855)
Net cash provided by operating activities	83,196	92,251
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(547,587)	(56,250)
Additions to property, plant and equipment	(50,415)	(54,868)
Proceeds from sale of property and equipment	776	507
Net cash used in investing activities	(597,226)	(110,611)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	430,000	82,200
Principal payments on debt	(10,625)	(55,297)
Payments of debt issuance costs	(7,185)	(1,229)
Payments of contingent consideration	—	(1,000)
Proceeds from the exercise of share based awards	—	192
Proceeds from the public offering of Class A common stock	496,403	—
Net cash provided by financing activities	908,593	24,866
Net increase in cash and cash equivalents	394,563	6,506
Cash and cash equivalents, beginning of period	71,152	33,809
Cash and cash equivalents, end of period	$465,715	$40,315
Supplemental Disclosure of Cash Flow Information:
Cash interest payments	$14,196	$9,648
Cash income tax payments	$7,913	$2,092
Non-current assets obtained through long-term financing obligations	$4,715	$4,190
Right-of-use assets obtained in exchange for operating lease obligations	$17,756	$5,194
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
Through June 30, 2023, we provided integrated solid waste services in seven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc. ("GFL Subsidiaries"), which are the basis of a newly formed regional operating segment, the Mid-Atlantic region, that will expand our integrated solid waste services into the states of Delaware and Maryland ("GFL Acquisition"). See Note 4, Business Combinations for further disclosure. Operations under the Mid-Atlantic region did not commence until July 1, 2023, and have had no impact on our operational results for the periods presented in this Quarterly Report on Form 10-Q. The GFL Acquisition was funded from financing transactions, see Note 7, Debt for further disclosure, the net proceeds from an equity offering, completed June 16, 2023, see Note 9, Stockholders' Equity for further disclosure, and cash on hand.
We manage our solid waste operations on a geographic basis through regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a full range of solid waste services.We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, which include normal recurring and nonrecurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2023 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2022 Form 10-K.
Certain prior period amounts in the consolidated financial statements are conformed to current period presentation. This includes the presentation of certain adjustments to reconcile net income to net cash provided by operating activities, which have been reclassified within cash flows from operating activities.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2023 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since June 30, 2023 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

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
This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Effective the quarter ended March 31, 2023, we elected optional expedients under this guidance that allowed us to maintain hedge effectiveness upon modifying contract terms related to reference rate reform in our amended and restated credit agreement, dated as of December 22, 2021, as amended by the first amendment, dated as of February 9, 2023, the second amendment, dated as of February 9, 2023, and the third amendment, dated as of April 25, 2023, collectively with the specified acquisition loan joinder ("Loan Joinder") (the "Amended and Restated Credit Agreement") until we transitioned our interest rate derivative agreements from LIBOR to term secured overnight financing rate ("Term SOFR") in the three months ended June 30, 2023, See Note 7, Debt. This guidance will be in effect through December 31, 2024.

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
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2023 and 2022:
Three Months Ended June 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$64,749	$85,099	$—	$—	$149,848
Landfill	7,220	18,921	—	—	26,141
Transfer station	17,698	14,728	—	—	32,426
Transportation	1,208	3,854	—	—	5,062
Landfill gas-to-energy	173	1,148	—	—	1,321
Processing	2,275	479	—	25,383	28,137
National Accounts	—	—	—	46,710	46,710
Total revenues	$93,323	$124,229	$—	$72,093	$289,645

Transferred at a point-in-time	$99	$690	$—	$8,135	$8,924
Transferred over time	93,224	123,539	—	63,958	280,721
Total revenues	$93,323	$124,229	$—	$72,093	$289,645

Three Months Ended June 30, 2022

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$59,299	$77,962	$—	$—	$137,261
Landfill	6,542	18,599	—	—	25,141
Transfer station	17,292	11,982	—	—	29,274
Transportation	1,765	4,024	—	—	5,789
Landfill gas-to-energy	249	1,504	—	—	1,753
Processing	2,116	813	—	33,867	36,796
National Accounts	—	—	—	47,652	47,652
Total revenues	$87,263	$114,884	$—	$81,519	$283,666

Transferred at a point-in-time	$117	$517	$—	$18,813	$19,447
Transferred over time	87,146	114,367	—	62,706	264,219
Total revenues	$87,263	$114,884	$—	$81,519	$283,666
Six Months Ended June 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$125,858	$163,967	$—	$—	$289,825
Landfill	13,521	35,380	—	—	48,901
Transfer	31,680	24,691	—	—	56,371
Transportation	2,390	7,434	—	—	9,824
Landfill gas-to-energy	386	2,859	—	—	3,245
Processing	3,398	931	—	48,189	52,518
National Accounts	—	—	—	91,557	91,557
Total revenues	$177,233	$235,262	$—	$139,746	$552,241

Transferred at a point-in-time	$218	$1,421	$—	$14,572	$16,211
Transferred over time	177,015	233,841	—	125,174	536,030
Total revenues	$177,233	$235,262	$—	$139,746	$552,241
Six Months Ended June 30, 2022

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$110,796	$145,997	$—	$—	$256,793
Landfill	11,918	32,788	—	—	44,706
Transfer	28,905	19,825	—	—	48,730
Transportation	3,238	6,682	—	—	9,920
Landfill gas-to-energy	522	3,885	—	—	4,407
Processing	3,203	1,546	—	61,263	66,012
National Accounts	—	—	—	87,125	87,125
Total revenues	$158,582	$210,723	$—	$148,388	$517,693

Transferred at a point-in-time	$236	$1,028	$—	$33,900	$35,164
Transferred over time	158,346	209,695	—	114,488	482,529
Total revenues	$158,582	$210,723	$—	$148,388	$517,693
(1)Operations under the Mid-Atlantic region did not commence until July 1, 2023, and have had no impact on our operational results for the periods presented in this Quarterly Report on Form 10-Q.

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $6,329 and $12,958 in the three and six months ended June 30, 2023, respectively, and $5,908 and $9,702 in the three and six months ended June 30, 2022, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and six months ended June 30, 2023 or June 30, 2022 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $119,971 and $102,234 as of June 30, 2023 and December 31, 2022, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $16,260 and $3,742 as of June 30, 2023 and December 31, 2022, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2022 and December 31, 2021 was recognized as revenue during the six months ended June 30, 2023 and June 30, 2022, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In June 2023, we entered into an asset purchase agreement with Consolidated Waste Services, LLC and its affiliates (dba as Twin Bridges), pursuant to which we agreed to acquire assets in the greater Albany, New York area for total consideration of approximately $219,000 ("Twin Bridges Acquisition"), subject to the terms and conditions set forth in the agreement. The Twin Bridges Acquisition includes two collection operations, one transfer station, one material recovery facility, one office building, and several satellite properties. The Twin Bridges Acquisition is subject to customary closing conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act, and the absence of any investigation by any governmental entity regarding the legality of the transactions contemplated by the asset purchase agreement. The waiting period under the Hart-Scott-Rodino Act has expired. On July 6, 2023, we received a subpoena duces tecum from the New York State Attorney General (“NYAG”) seeking information about the Twin Bridges Acquisition. We are cooperating with the NYAG to address the agency’s questions. The Twin Bridges Acquisition is expected to be funded with the net proceeds from an equity offering completed on June 16, 2023. See Note 9, Stockholders' Equity for further disclosure regarding the equity offering.
In the six months ended June 30, 2023, we acquired two businesses: the GFL Acquisition, which includes solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware whose assets are allocated between our Mid-Atlantic region and Resource Solutions operating segments, as well as a stand alone solid waste business in our Western region. In the six months ended June 30, 2022, we acquired eight businesses primarily related to our solid-waste operations, which included solid-waste collection, recycling, transfer station and transportation businesses.
The operating results of these businesses are included in the accompanying unaudited consolidated statements of operations from each date of acquisition, with the exception of the GFL Acquisition whose operations did not commence until July 1, 2023, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions, including contingent consideration. Acquired intangible assets other than goodwill that are subject to amortization include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition. All amounts recorded to goodwill are expected to be deductible for tax purposes, with the exception of one of the GFL Subsidiaries acquired as a part of the GFL Acquisition in the six months ended June 30, 2023.

A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Six Months Ended June 30,
	2023	2022
Purchase Price:
Cash used in acquisitions, net of cash acquired	$544,359	$55,053
Holdbacks to sellers and contingent consideration	1,900	3,842
Total consideration	$546,259	$58,895
Allocated as follows:
Current assets	$15,364	$7,584
Property, plant and equipment:
Land	2,213	2,804
Buildings and improvements	8,666	5,308
Machinery and equipment	90,276	6,712
Operating lease right-of-use assets	11,260	405
Intangible assets:
Covenants not-to-compete	10,550	1,415
Customer relationships	93,000	9,725
Other non-current assets	—	40
Deferred tax liability	(5,160)	—
Current liabilities	(15,195)	(3,577)
Operating lease liabilities, less current portion	(9,887)	(282)
Fair value of assets acquired and liabilities assumed	201,087	30,134
Excess purchase price allocated to goodwill	$345,172	$28,761
Certain purchase price allocations, including the GFL Acquisition which is subject to finalizing the third-party valuation, are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, the purchase price allocations are subject to change.
Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$335,363	$335,299	$645,821	$626,980
Operating income	$25,982	$35,543	$39,734	$50,250
Net income	$7,494	$19,985	$13,113	$26,421

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	52,885	51,642	52,331	51,567
Basic earnings per common share	$0.14	$0.39	$0.25	$0.51
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	52,980	51,781	52,427	51,720
Diluted earnings per common share	$0.14	$0.39	$0.25	$0.51
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2022 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as the result of the integration and consolidation of the completed acquisitions.

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2022	Acquisitions	Measurement Period Adjustments	June 30, 2023
Eastern	$52,406	$—	$—	$52,406
Western	183,286	11,282	53	194,621
Mid-Atlantic	—	333,890	—	333,890
Resource Solutions	38,766	—	—	38,766
	$274,458	$345,172	$53	$619,683
Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, June 30, 2023
Intangible assets	$41,863	$220,179	$8,405	$270,447
Less accumulated amortization	(25,065)	(52,333)	(5,901)	(83,299)
	$16,798	$167,846	$2,504	$187,148

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2022
Intangible assets	$31,201	$127,179	$8,405	$166,785
Less accumulated amortization	(24,129)	(46,162)	(4,711)	(75,002)
	$7,072	$81,017	$3,694	$91,783
Intangible amortization expense was $4,226 and $8,296 during the three and six months ended June 30, 2023, respectively, and $4,262 and $8,052 during the three and six months ended June 30, 2022, respectively.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2022 and thereafter is estimated as follows:

Estimated Future Amortization Expense as of June 30, 2023
Fiscal year ending December 31, 2023	$17,546
Fiscal year ending December 31, 2024	$33,668
Fiscal year ending December 31, 2025	$30,935
Fiscal year ending December 31, 2026	$27,532
Fiscal year ending December 31, 2027	$24,353
Thereafter	$53,114

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$113,678	$86,914
Obligations incurred	2,615	2,244
Revision in estimates (1)	—	1,443
Accretion expense	4,809	3,799
Obligations settled (2)	(2,386)	(2,027)
Ending balance	$118,716	$92,373
(1)Relates to a change in estimates concerning anticipated capping costs at one of our landfills.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	June 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Term loan A facility ("Term Loan Facility") due December 2026; bearing interest at Term SOFR plus 1.135%	$350,000	$350,000
Term loan A facility ("2023 Term Loan Facility") due December 2026; bearing interest at Term SOFR plus 2.385%	430,000	—
Revolving credit facility ("Revolving Credit Facility") due December 2026; bearing interest at Term SOFR plus 1.135%	—	6,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period ending in 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period ending in 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period ending in 2025; bearing interest at 2.750%	40,000	40,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period ending in 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period ending in 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period ending in 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds 2013") due April 2036 - fixed rate interest period ending in 2028; bearing interest at 4.625%	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 ("Vermont Bonds 2022A-1") due June 2052 - fixed rate interest period ending in 2027; bearing interest at 5.00%	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period ending in 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 3.7%	50,228	49,813
Notes payable maturing through March 2025; bearing interest up to 8.1%	339	664
Principal amount of debt	1,027,567	603,477
Less—unamortized debt issuance costs (1)	11,476	9,494
Debt less unamortized debt issuance costs	1,016,091	593,983
Less—current maturities of debt	32,747	8,968
	$983,344	$585,015

(1)A summary of unamortized debt issuance costs by debt instrument follows:

	June 30, 2023	December 31, 2022
Revolving Credit Facility, Term Loan Facility and 2023 Term Loan Facility (collectively, the "Credit Facility")	$7,087	$4,716
New York Bonds 2014R-1	832	866
New York Bonds 2014R-2	177	207
New York Bonds 2020	1,016	1,106
FAME Bonds 2005R-3	134	176
FAME Bonds 2015R-1	309	344
FAME Bonds 2015R-2	156	193
Vermont Bonds 2013	351	378
Vermont Bonds 2022A-1	1,079	1,144
New Hampshire Bonds	335	364
	$11,476	$9,494
Financing Activities
In the quarter ended March 31, 2023, we entered into first and second amendments to our Amended and Restated Credit Agreement. The first amendment provides, commencing in the fiscal year ending December 31, 2024, that the interest rate margin applied for drawn and undrawn amounts under the Amended and Restated Credit Agreement shall be separately adjusted based on our achievement of certain thresholds and targets on two sustainability related key performance indicator metrics during the prior fiscal year: (i) metric tons of solid waste materials reduced, reused or recycled through our direct operations or with third-parties in collaboration with customers; and (ii) our total recordable incident rate. The second amendment provides that loans under the Amended and Restated Credit Agreement shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case, plus or minus any sustainable rate adjustment plus an applicable interest rate margin based upon our consolidated net leverage ratio.
In April 2023, we entered into an equity purchase agreement pursuant to which we agreed to the GFL Acquisition. In connection with the GFL Acquisition, we entered into (i) a commitment letter to obtain short-term secured bridge financing of up to $375,000 and (ii) the third amendment to the Amended and Restated Credit Agreement to, among other things, permit the draw down of the short-term secured bridge financing and authorize a delayed draw term loan facility to be executed with customary limited condition provisions. The short-term secured bridge financing was undrawn and subsequently terminated in May 2023 when we entered into the Loan Joinder, which provided for a $430,000 aggregate principal amount 2023 Term Loan Facility under the Amended and Restated Credit Agreement. In June 2023, we borrowed $430,000 under the 2023 Term Loan Facility and paid certain fees and costs due and payable in connection therewith. Borrowings from the 2023 Term Loan Facility were used to fund, in conjunction with cash and cash equivalents and borrowings from our Revolving Credit Facility, the GFL Acquisition.
In June 2023, we entered into an asset purchase agreement pursuant to which we agreed to the Twin Bridges Acquisition, which is pending regulatory approval. In connection with the Twin Bridges Acquisition, we entered into a commitment letter to obtain short-term unsecured bridge financing of up to $200,000 that was undrawn and subsequently terminated when we completed the public offering of our Class A common stock on June 16, 2023. See Note 9, Stockholders' Equity for further disclosure regarding the public offering. As of June 30, 2023, we have accrued $4,580 in our current liabilities for the unpaid portion of unsecured bridge financing costs.
Credit Facility
As of June 30, 2023, we are party to the Amended and Restated Credit Agreement, which provides for a $350,000 aggregate principal amount Term Loan Facility, a $300,000 Revolving Credit Facility, with a $75,000 sublimit for letters of credit, and a $430,000 2023 Term Loan Facility. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Credit Facility shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%
A commitment fee will be charged on undrawn amounts at a rate of Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, plus a margin based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2023, further advances were available under the Revolving Credit Facility in the amount of $272,267. The available amount is net of outstanding irrevocable letters of credit totaling $27,733, and as of June 30, 2023 no amount had been drawn.
Interest Expense
The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense on long-term debt and finance leases	$8,007	$5,189	$14,437	$9,823
Amortization of debt issuance costs (1)	1,004	468	1,505	924
Letter of credit fees	98	116	194	230
Less: capitalized interest	(108)	(75)	(177)	(75)
Total interest expense	$9,001	$5,698	$15,959	$10,902
(1)Includes interest expense related to short-term secured bridge financing entered into in connection with the GFL Acquisition of $395 and $395 during the three and six months ended June 30, 2023, respectively, and interest expense related to short-term unsecured financing entered into in connection with the Twin Bridges Acquisition, which is pending regulatory approval, of $101 and $101 during the three and six months ended June 30, 2023, respectively.
Loss from Termination of Bridge Financing
In the three and six months ended June 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3,718 and $3,718, respectively, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition, which is pending regulatory approval, of $4,480 and $4,480, respectively.
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
In July 2023, we entered into interest rate derivative agreements with a notional amount of $250,000 after increasing the variable rate portion of our long-term debt by $430,000 by entering into the 2023 Term Loan Facility. According to the terms of the agreements, we receive interest based on Term SOFR restricted by a 0.0% floor, and pay interest at a rate of 4.285%. The agreements became effective in July 2023 and mature in June 2028.
As of June 30, 2023, we had active interest rate derivative agreements with a total notional amount of $165,000. According to the terms of the agreements, we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 2.08%. The agreements mature between February 2026 and May 2028. As of December 31, 2022, we had active interest rate derivative agreements with a total notional amount of $190,000 and a forward starting interest rate derivative agreement with a notional amount of $20,000.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheet follows:

		Fair Value
	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps	Other current assets	$5,147	$4,345
Interest rate swaps	Other non-current assets	6,763	7,461
		$11,910	$11,806

Interest rate swaps	Other long-term liabilities	$18	$—

Interest rate swaps	Accumulated other comprehensive income, net of tax	$11,892	$11,806
Interest rate swaps - tax effect	Accumulated other comprehensive income, net of tax	(4,284)	(4,264)
		$7,608	$7,542
8.    COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of our business and as the result of the extensive governmental regulation of the solid waste industry, we are subject to various judicial and administrative proceedings involving state and local agencies. In these proceedings, an agency may seek to impose fines or to revoke or deny renewal of an operating permit held by us. From time to time, we may also be subject to actions brought by special interest or other groups, adjacent landowners or residents in connection with the permitting and licensing of landfills and transfer stations, or allegations of environmental damage or violations of the permits and licenses pursuant to which we operate. In addition, we may be named defendants in various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the ordinary operation of a waste management business. The plaintiffs in some actions seek unspecified damages or injunctive relief, or both. These actions fall within various procedural stages at any point in time, and some are covered in part by insurance.
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $6,208 relating to our outstanding legal proceedings as of June 30, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. See Note 11, Other Items and Charges for disclosure regarding a legal settlement charge accrued for as of June 30, 2023 due to reaching an agreement at a mediation held on June 20, 2023 and later executed on July 24, 2023.
North Country Environmental Services Expansion Permit
The permit for expansion of the Bethlehem, New Hampshire landfill of our subsidiary, North Country Environmental Services, Inc. (“NCES”), known as “Stage VI”, issued in October 2020 (“Permit”), was appealed by the Conservation Law Foundation (“CLF”) to the New Hampshire Waste Management Council (“Council”) on November 9, 2020 on the grounds it failed to meet the public benefit criteria. Following a hearing on the merits during which the Council found that the New Hampshire Department of Environmental Services (“DES”) had reasonably measured and acted lawfully in determining a capacity need for Stage VI, the hearing officer presiding over the proceedings issued an Order on May 11, 2022, without further hearing, determining instead that DES had acted unlawfully in reaching these conclusions (“Hearing Officer’s Order”), and remanded the Permit to DES on this determination. On December 5, 2022, DES and NCES both separately sought review of the Hearing Officer’s Order on appeal to the New Hampshire Supreme Court (“Supreme Court”). On December 14, 2022, NCES filed an action in Merrimack Superior Court (“Superior Court”) seeking to invalidate the Hearing Officer’s Order as having been adopted in violation of New Hampshire’s statute governing access to public records and meetings in that the Council did not hold a public meeting to deliberate on the Hearing Officer’s Order. The Superior Court has since dismissed that proceeding, however, NCES appealed that decision to the Supreme Court on April 18, 2023. Both Supreme Court appeals remain pending. On September 20, 2022, NCES, which has since withdrawn as a party, and our subsidiary, Granite State Landfill, LLC, filed a Petition for Declaratory Judgment ("Petition") in the Superior Court asking the Superior Court for a determination of the meaning and constitutionality of New Hampshire’s public benefit requirement, the same statute at issue in the Hearing Officer’s Order. This matter remains pending before the Superior Court.
On April 12, 2023, DES issued approval of construction plans for Stage VI, Phase II to NCES (“DES Approval”). CLF appealed the DES Approval to the Council on May 11, 2023, on the grounds that it failed to meet the public benefit criteria, and that the DES Approval conflicts with the Hearing Officer’s May 11, 2022 Order determining that DES had acted unlawfully in issuing the Permit, and requested expedited review. The Council has denied the request for expedited review and this appeal remains pending before the Council.
NCES will continue to vigorously defend the Permit through the appeals to the Supreme Court, will litigate the Petition before the Superior Court, and will defend the DES Approval on appeal before the Council.
Environmental Remediation Liabilities
We are subject to liability for environmental damage, including personal injury and property damage, that our solid waste, recycling and power generation facilities may cause to neighboring property owners, particularly as the result of the contamination of drinking water sources or soil, possibly including damage resulting from conditions that existed before we acquired the facilities. We may also be subject to liability for similar claims arising from off-site environmental contamination caused by pollutants or hazardous substances if we or our predecessors arrange or arranged to transport, treat or dispose of those materials.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of June 30, 2023 range between 1.5% and 4.1%. A summary of the changes to the aggregate environmental remediation liabilities for the six months ended June 30, 2023 and 2022 follows:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$6,335	$5,887
Accretion expense	51	54
Obligations settled (1)	(320)	(72)
Ending balance	6,066	5,869
Less: current portion	1,430	280
Long-term portion	$4,636	$5,589
(1)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.

9.    STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
On June 16, 2023, we completed a public offering of 6,053 shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs received as of June 30, 2023, including underwriting discounts, commissions and offering expenses, the offering has resulted in net proceeds of $496,403. The net proceeds from this offering were and are to be used to fund acquisition activity, as discussed in Note 4, Business Combinations, to pay certain costs associated with acquisition activities, as discussed in Note 11, Other Items and Charges, and to repay borrowings and/or debt securities as discussed Note 7, Debt.
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2023, there were 640 Class A common stock equivalents available for future grant under the 2016 Plan.
In the three months ended June 30, 2023, our stockholders approved the amendment and restatement of our Amended and Restated 1997 Employee Stock Purchase Plan (as further amended and restated, the"ESPP") to increase the number of shares of Class A common stock reserved for issuance under the ESPP by 400 shares of Class A common stock. As of June 30, 2023, 444 shares of Class A common stock were available for issuance under the ESPP.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	129	$55.60
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, June 30, 2023	129	$55.60	6.7	$4,512
Exercisable, June 30, 2023	49	$12.88	2.8	$3,793
Stock-based compensation expense related to stock options was $125 and $248 during the three and six months ended June 30, 2023, respectively, as compared to $17 and $33 during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had $1,850 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 4.0 years.
During the three and six months ended June 30, 2023, the aggregate intrinsic value of stock options exercised was zero dollars.

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
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	169	$75.52
Granted	98	$80.61
Class A Common Stock Vested	(62)	$62.22
Forfeited	(2)	$71.25
Outstanding, June 30, 2023	203	$82.11	1.9	$18,339
Unvested, June 30, 2023	362	$83.23	1.8	$32,798
(1)Market-based performance stock unit grants are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 159 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,132 and $3,894 during the three and six months ended June 30, 2023, respectively, as compared to $828 and $2,979 during the three and six months ended June 30, 2022, respectively.
During the three and six months ended June 30, 2023, the total fair value of other stock awards vested was $1,094 and $5,056, respectively.
As of June 30, 2023, total unrecognized stock-based compensation expense related to outstanding restricted stock awards was $17, which will be recognized over a weighted average period of 0.9 years. As of June 30, 2023, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,905, which will be recognized over a weighted average period of 2.0 years. As of June 30, 2023, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $6,791 to be recognized over a weighted average period of 1.9 years.
The weighted average fair value of market-based performance stock units granted during the six months ended June 30, 2023 was $83.16 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.31% and an expected volatility of 34.9% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $109 and $199 of stock-based compensation expense related to the ESPP during the three and six months ended June 30, 2023, respectively, as compared to $93 and $166 during the three and six months ended June 30, 2022, respectively.

Accumulated Other Comprehensive Income, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2022	$7,542
Other comprehensive income before reclassifications	2,462
Amounts reclassified from accumulated other comprehensive income	(2,376)
Income tax provision related to items of other comprehensive income	(20)
Net current-period other comprehensive income, net of tax	66
Balance, June 30, 2023	$7,608

A summary of reclassifications out of accumulated other comprehensive income, net of tax into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Details About Accumulated Other Comprehensive Income, Net of Tax Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income, Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(1,270)	$994	$(2,376)	$2,122	Interest expense
	1,270	(994)	2,376	(2,122)	Income before income taxes
	348	—	651	(190)	Provision for income taxes
	$922	$(994)	$1,725	$(1,932)	Net income

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
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$5,490	$17,796	$9,038	$21,986
Denominators:
Number of shares outstanding, end of period:
Class A common stock	56,974	50,690	56,974	50,690
Class B common stock	988	988	988	988
Unvested restricted stock	(1)	(2)	(1)	(2)
Effect of weighted average shares outstanding (1)	(5,076)	(34)	(5,630)	(109)
Basic weighted average common shares outstanding	52,885	51,642	52,331	51,567
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	95	139	96	153
Diluted weighted average common shares outstanding	52,980	51,781	52,427	51,720
Anti-dilutive potentially issuable shares	75	70	84	70
(1)Adjustments in the three and six months ended June 30, 2023 primarily associated with the 6,053 shares of Class A common stock issued as part of the public offering, completed on June 16, 2023, only being outstanding for 14 days in the periods ended June 30, 2023. See Note 9, Stockholders' Equity for disclosure regarding the public offering of Class A common stock.

11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2023, we recorded charges of $3,677 and $6,540, respectively, and in the three and six months ended June 30, 2022, we recorded charges of $1,019 and $3,062, respectively, comprised primarily of legal, consulting and other similar costs associated with due diligence and the acquisition and integration of acquired businesses or select development projects.
Legal settlement
In the three and six months ended June 30, 2023, we accrued for a charge of $6,150 in current liabilities due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement was executed July 24, 2023, and remains subject to court approval. See Note 8, Commitments and Contingencies for disclosure regarding our aggregate legal proceedings accrual.

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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, contingent consideration related to acquisitions, trade payables and debt. The carrying values of cash and cash equivalents, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon Term SOFR yield curves that are observable at commonly quoted intervals for the full term of the swaps. The fair value of contingent consideration - acquisition included in the Level 3 tier below is calculated using a discounted cash flow valuation methodology based upon a probability-weighted analysis of a success payment related to the potential attainment of a transfer station permit expansion. We recognize all derivatives accounted for on the balance sheet at fair value.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,005	$—	$—
Interest rate swaps	—	11,910	—
	$2,005	$11,910	$—

Liabilities:
Contingent consideration - acquisition	$—	$—	$376
Interest rate swaps	—	18	—
	$—	$18	$376

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,900	$—	$—
Interest rate swaps	—	11,806	—
	$1,900	$11,806	$—
Liabilities:
Contingent consideration - acquisition	$—	$—	$965

Fair Value of Debt
As of June 30, 2023, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds 2013, Vermont Bonds 2022A-1, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020 and New Hampshire Bonds (collectively, the "Industrial Revenue Bonds") was approximately $190,876 and the carrying value was $197,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2023, the carrying values of our Term Loan Facility and 2023 Term Loan Facility were $350,000 and $430,000, respectively, and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Eastern, Western and Mid-Atlantic regions. The GFL Acquisition, which occurred on June 30, 2023 and is the basis for our newly formed Mid-Atlantic operating segment, did not commence operations until July 1, 2023 and, therefore, had no operational impact on the periods presented in this Quarterly Report on Form 10-Q. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Corporate Entities results reflect those costs not allocated to our reportable operating segments.
Three Months Ended June 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$93,323	$23,563	$12,148	$7,519	$366,892
Western	124,229	42,342	18,917	18,991	751,324
Mid-Atlantic	—	—	—	—	550,758
Resource Solutions	72,093	3,316	3,090	688	203,049
Corporate Entities	—	—	769	(4,584)	545,269
Eliminations	—	(69,221)	—	—	—
	$289,645	$—	$34,924	$22,614	$2,417,292

Three Months Ended June 30, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$87,263	$22,147	$11,538	$6,150	$362,942
Western	114,884	39,491	15,939	19,897	697,252
Mid-Atlantic	—	—	—	—	—
Resource Solutions	81,519	317	3,110	6,235	189,820
Corporate Entities	—	—	563	(563)	120,705
Eliminations	—	(61,955)	—	—	—
	$283,666	$—	$31,150	$31,719	$1,370,719

Six Months Ended June 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$177,233	$42,932	$24,051	$9,659	$366,892
Western	235,262	78,901	36,583	31,417	751,324
Mid-Atlantic	—	—	—	—	550,758
Resource Solutions	139,746	6,803	6,166	(1,255)	203,049
Corporate Entities	—	—	1,559	(6,942)	545,269
Eliminations	—	(128,636)	—	—	—
	$552,241	$—	$68,359	$32,879	$2,417,292

Six Months Ended June 30, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$158,582	$38,815	$22,988	$3,920	$362,942
Western	210,723	71,983	30,598	29,160	697,252
Mid-Atlantic	—	—	—	—	—
Resource Solutions	148,388	1,095	5,872	9,928	189,820
Corporate Entities	—	—	1,121	(1,121)	120,705
Eliminations	—	(111,893)	—	—	—
	$517,693	$—	$60,579	$41,887	$1,370,719
A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collection	$149,848	$137,261	$289,825	$256,793
Disposal	63,629	60,204	115,096	103,356
Power generation	1,321	1,753	3,245	4,407
Processing	2,754	2,929	4,329	4,749
Solid waste operations	217,552	202,147	412,495	369,305
Processing	25,383	33,867	48,189	61,263
National Accounts	46,710	47,652	91,557	87,125
Resource Solutions operations	72,093	81,519	139,746	148,388
Total revenues	$289,645	$283,666	$552,241	$517,693

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
•whether our pricing programs and operational initiatives will outpace higher operating and construction costs from inflation and regulatory changes;
•fluctuations in recycling commodity pricing, increases in landfill tipping fees and fuel costs and general economic and weather conditions;
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
•projected improvements to our infrastructure and the impact of such improvements on our business and operations; and
•general economic factors, such as ongoing or potential geopolitical conflict, pandemics, recessions, or similar national or global events, and general macroeconomic conditions, including, among other things, consumer confidence, global supply chain disruptions, inflation, labor supply, fuel prices, interest rates and access to capital markets that generally are not within our control, and our exposure to credit and counterparty risk.
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
There may be additional risks that we are not presently aware of or that we currently believe are immaterial, which could have an adverse impact on our business. We explicitly disclaim any obligation to update any forward-looking statements whether as the result of new information, future events or otherwise, except as otherwise required by law.

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
Through June 30, 2023, we provided integrated solid waste services in seven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine and Pennsylvania, with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which are the basis of a newly formed regional operating segment, the Mid-Atlantic region, that will expand our integrated solid waste services to the states of Delaware and Maryland ("GFL Acquisition"). Operations under the Mid-Atlantic region did not commence until July 1, 2023, and have had no impact on our operational results for the periods presented in this Quarterly Report on Form 10-Q. For additional disclosure regarding the GFL Acquisition see Note 4, Business Combinations, Note 7, Debt and Note 9, Stockholders' Equity to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
We manage our solid waste operations on a geographic basis through regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a full range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
As of July 15, 2023, we owned and/or operated 59 solid waste collection operations, 67 transfer stations, 27 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Operations under the Mid-Atlantic region did not commence until July 1, 2023, and have had no impact on our operational results for the periods presented in this Quarterly Report on Form 10-Q. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation, landfill gas-to-energy, and processing services in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes processing services, and non-processing services, which we now refer to as our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

A summary of revenues attributable to services provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2023		2022			2023		2022
Collection	$149.8	51.7%	$137.3	48.4%	$12.5	$289.8	52.5%	$256.8	49.6%	$33.0
Disposal	63.6	22.0%	60.2	21.2%	3.4	115.1	20.8%	103.4	20.0%	11.7
Power	1.3	0.4%	1.8	0.6%	(0.5)	3.2	0.6%	4.4	0.9%	(1.2)
Processing	2.9	1.0%	2.8	1.1%	0.1	4.4	0.8%	4.7	0.8%	(0.3)
Solid waste	217.6	75.1%	202.1	71.3%	15.5	412.5	74.7%	369.3	71.3%	43.2
Processing	25.3	8.8%	33.9	11.9%	(8.6)	48.1	8.7%	61.3	11.9%	(13.2)
National Accounts	46.7	16.1%	47.7	16.8%	(1.0)	91.6	16.6%	87.1	16.8%	4.5
Resource Solutions	72.0	24.9%	81.6	28.7%	(9.6)	139.7	25.3%	148.4	28.7%	(8.7)
Total revenues	$289.6	100.0%	$283.7	100.0%	$5.9	$552.2	100.0%	$517.7	100.0%	$34.5
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2023 vs. 2022		Period-to-Period Change for the Six Months Ended June 30, 2023 vs. 2022
	Amount	% Growth	Amount	% Growth
Price	$15.5	7.7%	$30.2	8.2%
Volume	(5.2)	(2.6)%	(4.7)	(1.3)%
Surcharges and other fees	0.9	0.4%	11.3	3.1%
Commodity price and volume	(0.7)	(0.4)%	(1.7)	(0.5)%
Acquisitions	5.0	2.5%	8.1	2.2%
Solid waste revenues	$15.5	7.6%	$43.2	11.7%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$11.2 million from favorable collection pricing; and
•$4.3 million from favorable disposal pricing associated with our landfills, transfer stations and, to a lesser extent, transportation services.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$21.9 million from favorable collection pricing; and
•$8.3 million from favorable disposal pricing associated with our landfills, transfer stations and, to a lesser extent, transportation services.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$(3.2) million from lower collection volumes primarily in our Western region associated with higher customer churn due to increased pricing and fees charged to additional customers, customer deselection and slowing economic activity; and
•$(2.2) million from lower disposal volumes associated with slowing economic activity (of which $(1.1) million relates to lower transportation volumes, $(0.9) million relates to lower landfill volumes, and $(0.2) million relates to lower transfer station volumes driven by our Eastern region); partially offset by
•$0.2 million from higher processing volumes.
The volume change component in year-to-date solid waste revenues growth is the result of the following:

•$(5.4) million from lower collection volumes primarily in our Western region associated with higher customer churn due to increased pricing and fees charged to additional customers, customer deselection and slowing economic activity in the three months ended June 30, 2023; partially offset by
•$0.5 million from higher disposal volumes despite slowing economic activity in the three months ended June 30, 2023 quarter (of which $1.5 million relates to higher transfer station volumes primarily in our Western region, and $0.1 million relates to higher landfill volumes; offset by $(1.1) million due to lower transportation volumes); and
•$0.2 million from higher processing volumes.
Surcharges and other fees.
The growth in surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of higher sustainability recycling adjustment fee ("SRA Fee(s)") revenues, partially offset by lower energy and environmental fee ("E&E Fee(s)") revenues. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate. Lower E&E Fee revenues associated with our fuel cost recovery program were the result of lower diesel fuel prices, partially offset by a higher customer participation rate.
The growth in surcharges and other fees change component in year-to-date solid waste revenues growth from the prior year period is the result of higher E&E Fee revenues and higher SRA Fee revenues. Higher E&E Fee revenues associated with our fuel cost recovery program were the result of a higher participation rate, partially offset by lower diesel fuel prices. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate.
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our E&E Fee and SRA Fee.
Commodity price and volume.
The decline in commodity price and volume change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are primarily from our Western region associated with unfavorable commodity and energy pricing and lower gas-to-energy volumes; partially offset by higher commodity processing volumes.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of increased acquisitions within our Western region in line with our growth strategy, including the timing and acquisition of one business in the six months ended June 30, 2023 and ten businesses in fiscal year 2022.
Resource Solutions revenues
The decline in quarterly Resource Solutions revenues of $(9.6) million from the prior year period is the result of the following:
•$(11.3) million primarily from the unfavorable impact of lower recycled commodity pricing on processing revenues, partially offset by higher tipping fees and other processing pricing; and
•$(0.9) million from lower revenues associated with our National Accounts business due to decreased volumes and lower fees, offset in part by favorable pricing; partially offset by
•$2.6 million from higher processing volumes mainly driven by higher recycled commodity volumes.
The decline in year-to-date Resource Solutions revenues of $(8.7) million from the prior year period is the result of the following:
•$(22.2) million from the unfavorable impact of lower recycled commodity pricing on processing revenues, offset in part by higher tipping fees and other processing pricing; partially offset by
•$7.3 million from increased processing volumes mainly driven by higher recycled commodity volumes;
•$3.5 million from higher revenues associated with our National Accounts business due to favorable pricing and increased fees, partially offset by lower volumes; and
•$2.7 million from acquisition activity.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2023		2022			2023		2022
Cost of operations	$186.3	64.3%	$186.0	65.6%	$0.3	$366.6	66.4%	$348.5	67.3%	$18.1
General and administration	$35.9	12.4%	$33.6	11.8%	$2.3	$71.5	13.0%	$63.4	12.2%	$8.1
Depreciation and amortization	$34.9	12.1%	$31.2	11.0%	$3.7	$68.4	12.4%	$60.6	11.7%	$7.8
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2023		2022			2023		2022
Direct costs	$72.6	25.1%	$74.2	26.2%	$(1.6)	$138.8	25.1%	$134.1	25.9%	$4.7
Direct labor costs	37.3	12.9%	35.8	12.6%	1.5	74.0	13.4%	70.5	13.6%	3.5
Direct operational costs	23.1	8.0%	23.2	8.2%	(0.1)	46.0	8.3%	43.1	8.3%	2.9
Fuel costs	9.4	3.3%	13.6	4.8%	(4.2)	20.3	3.7%	23.5	4.5%	(3.2)
Maintenance and repair costs	22.7	7.7%	19.9	7.0%	2.8	45.5	8.3%	38.7	7.5%	6.8
Other operational costs	21.2	7.3%	19.3	6.8%	1.9	42.0	7.6%	38.6	7.5%	3.4
	$186.3	64.3%	$186.0	65.6%	$0.3	$366.6	66.4%	$348.5	67.3%	$18.1
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and six months ended June 30, 2023 and 2022 are summarized below:
•Maintenance and repair costs increased in aggregate dollars and as a percentage of revenues due to higher fleet and container maintenance costs driven by acquisition-related growth, primarily in our Western region, and inflationary pressures associated with personnel related expenses and supply costs related to repairs and parts;
•Direct costs in aggregate dollars decreased quarterly and increased year-to-date, while decreasing as a percentage of revenues, primarily as the result of higher hauling, transportation and disposal costs on acquisition-related growth, predominantly in our Western region, and higher disposal rates and hauling charges due to inflationary pressures; partially offset year-to-date, and more than offset quarterly, by lower purchased material costs in our Resource Solutions operating segment;
•Direct labor costs increased in aggregate dollars associated with acquisition-related growth, predominantly in our Western region, and inflationary pressures; partially offset improved routing efficiencies;
•Other operational costs increased in aggregate dollars and as a percentage of revenues driven by higher facility costs primarily associated with (i) higher spend on outside repairs, (ii) increased facility insurance costs and (iii) higher personnel related expenses due to acquisition-related growth, primarily in our Western region, and inflationary pressures; partially offset year-to-date by a benefit from the change in fair value of an acquisition related contingent consideration which is based upon a probability-weighted analysis of a success payment related to the potential attainment of a transfer station permit expansion in our Western region; and

•Direct operational costs in aggregate dollars decreased marginally quarterly and increased year-to-date primarily associated with: (i) acquisition-related growth, primarily in our Western region; (ii) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations; (iii) higher host community and royalty fees in our Western region; (iv) higher tire repair and replacement costs; and (v) inflationary pressures; partially offset year-to-date, and more than offset quarterly, by lower non-landfill operating lease expense, lower landfill related operating costs, and lower quarterly vehicle insurance costs; partially offset by
•Fuel costs decreased in aggregate dollars and as a percentage of revenues, primarily due to lower diesel fuel prices and lower solid waste volumes; partially offset by higher diesel fuel consumption related to acquisition-related growth primarily in our Western region. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
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
A summary of the major components of our general and administration expenses is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2023		2022			2023		2022
Labor costs	$23.9	8.3%	$22.1	7.8%	$1.8	$47.3	8.6%	$43.4	8.4%	$3.9
Professional fees	2.3	0.8%	1.8	0.6%	0.5	4.7	0.9%	3.5	0.7%	1.2
Provision for bad debt expense	0.1	—%	1.3	0.5%	(1.2)	1.1	0.2%	1.1	0.2%	—
Other	9.6	3.3%	8.4	2.9%	1.2	18.4	3.3%	15.4	2.9%	3.0
	$35.9	12.4%	$33.6	11.8%	$2.3	$71.5	13.0%	$63.4	12.2%	$8.1
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our general and administration expenses during the three and six months ended June 30, 2023 and 2022 are summarized below:
•Labor costs increased in aggregate dollars and as a percentage of revenues primarily due to acquisition-related growth, primarily in our Western region, wage inflation, and higher equity compensation costs; partially offset by lower accrued incentive compensation costs; and
•Other costs increased in aggregate dollars and as a percentage of revenues primarily due to inflationary pressures, an increase in service agreement costs, sponsorship and advertising related costs, and an increase in general overhead costs to support business growth.
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

A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2023		2022			2023		2022
Depreciation expense	$20.8	7.2%	$18.9	6.7%	$1.9	$41.4	7.5%	$38.4	7.4%	$3.0
Landfill amortization expense	9.9	3.4%	8.0	2.8%	1.9	18.7	3.4%	14.1	2.7%	4.6
Other amortization expense	4.2	1.5%	4.3	1.5%	(0.1)	8.3	1.5%	8.1	1.6%	0.2
	$34.9	12.1%	$31.2	11.0%	$3.7	$68.4	12.4%	$60.6	11.7%	$7.8

The period-to-period increases in depreciation expense can be primarily attributed to acquisition activity and increased investments in our fleet. The period-to-period increases in landfill amortization expense can be attributed to increased landfill volumes year-to-date and changes in cost and other assumptions.
Expense from Acquisition Activities
In the three and six months ended June 30, 2023, we recorded charges of $3.7 million and $6.5 million, respectively, and in the three and six months ended June 30, 2022, we recorded charges of $1.0 million and $3.1 million, respectively, comprised primarily of legal, consulting and other similar costs associated with due diligence and the acquisition and integration of acquired businesses or select development projects.
Legal Settlement
In the three and six months ended June 30, 2023, we accrued for a charge of $6.2 million in current liabilities due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 ("FLSA") as well as state wage and hours laws. The settlement agreement was executed July 24, 2023, and remains subject to court approval.
Other Expenses
Interest Expense, net
Our interest expense, net increased $1.7 million quarterly and $2.8 million year-to-date as compared to the same periods in the prior year due primarily to rising interest rates and higher average debt balances associated with the issuance of $35.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 ("Vermont Bonds 2022A-1"), as well as the amortization of transaction, legal, and other similar debt issuance costs incurred associated with bridge financing activities related to the GFL Acquisition and entering into an asset purchase agreement with Consolidated Waste Services, LLC and its affiliates (dba as Twin Bridges) pursuant to which we agreed to acquire assets in the greater Albany, New York area ("Twin Bridges Acquisition"), which is pending regulatory approval. For additional disclosure regarding interest expense, see Note 7, Debt to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss from Termination of Bridge Financing
In the three and six months ended June 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3.7 million and $3.7 million, respectively, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition, which is pending regulatory approval, of $4.5 million and $4.5 million, respectively.
Provision for Income Taxes
Our provision for income taxes decreased $(6.6) million in the three months ended June 30, 2023, and decreased $(6.8) million year-to-date as compared to the prior year periods. This is primarily due to the GFL Acquisition and debt financing expenses incurred in the three months ended June 30, 2023. The provision for income taxes in the six months ended June 30, 2023 included $1.4 million of current income taxes and $1.4 million of deferred income taxes. The provision for income taxes in the six months ended June 30, 2022 included $2.4 million of current income taxes and $7.1 million of deferred income taxes. The effective rate before discrete items for the fiscal year ending December 31, 2023 ("fiscal year 2023") is 28.1% and is computed based on the statutory rate of 21% adjusted primarily for state taxes and nondeductible officer compensation. The discrete items include equity compensation and a portion of equity compensation disallowed in 162(m). The equity compensation deduction is taken into account in the six months ended June 30, 2023 due to the timing of bonuses and equity awards. Where the long-term trend of the stock price underlying the equity compensation has been increasing, this creates a larger deduction for tax, which reduces the effective rate for the six months ended June 30, 2023. The effective rate for the six months ended June 30, 2023 is 26.6%. For the period ending June 30, 2022 the effective rate was 32.5%.

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
We carried $5.8 million of pre-2018 net operating losses and $46.5 million of post-2017 net operating losses into the 2023 tax year. Due to the structure of the GFL Acquisition during the three months ended June 30, 2023, we are projecting a significant increase to depreciation and amortization deductions during the 2023 tax year. As such, we are projecting to utilize significantly less net operating losses during fiscal year 2023 than we projected in the three months ended March 31, 2023. Currently, we expect to utilize all our pre-2018 net operating losses in fiscal year 2023 and carryforward about $42 million post-2017 net operating losses to the fiscal year ending December 31, 2024. We expect some refinements to our tax provision for fiscal year 2023 as we obtain and analyze more detailed information from the GFL Acquisition.
In addition, the TCJA added limitations on the deductibility of interest expense that became more restrictive beginning in tax year 2022 and potentially could limit the deductibility of some of our interest expense. Any interest expense limited may be carried forward indefinitely and utilized in later years subject to said interest limitation.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2023	2022		2023	2022
Eastern	$93.4	$87.3	$6.1	$177.2	$158.6	$18.6
Western	124.2	114.8	9.4	235.3	210.7	24.6
Mid-Atlantic	—	—	—	—	—	—
Resource Solutions	72.0	81.6	(9.6)	139.7	148.4	(8.7)
Total revenues	$289.6	$283.7	$5.9	$552.2	$517.7	$34.5

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2023 vs. 2022		Period-to-Period Change for the Six Months Ended June 30, 2023 vs. 2022
	Amount	% Growth	Amount	% Growth
Price	$8.2	9.4%	$15.8	10.0%
Volume	(2.2)	(2.6)%	(1.8)	(1.1)%
Surcharges and other fees	0.2	0.2%	4.7	3.0%
Commodity price and volume	(0.1)	(0.1)%	(0.1)	(0.1)%
Solid waste revenues	$6.1	6.9%	$18.6	11.8%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$5.9 million from favorable collection pricing; and
•$2.3 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$11.2 million from favorable collection pricing; and
•$4.6 million from favorable disposal pricing related to transfer stations and landfills.

Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$(1.8) million from lower disposal volumes related to slowing economic activity (of which $(0.9) million relates to lower transfer station volumes, $(0.6) million relates to lower transportation volumes and $(0.3) million is associated with lower landfill volumes due to customer and material mix); and
•$(0.6) million from lower collection volumes associated with slowing economic activity; partially offset by
•$0.2 million from higher processing volumes.
The volume change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$(1.4) million from lower disposal volumes related to slowing economic activity in the three months ended June 30, 2023 (of which $(0.9) million relates to lower transportation volumes and $(0.6) million is associated with lower landfill volumes due to customer and material mix, partially offset by $0.1 million in increased transfer station volumes); and
•$(0.6) million from lower collection volumes associated with slowing economic activity in the three months ended June 30, 2023; partially offset by
•$0.2 million from higher processing volumes.
Surcharges and other fees.
The growth in surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of higher SRA Fee revenues, partially offset by lower E&E Fee revenues. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate. Lower E&E Fee revenues associated with our fuel cost recovery program were the result of lower diesel fuel prices, partially offset by a higher customer participation rate.
The growth in surcharges and other fees change component in year-to-date solid waste revenues growth from the prior year period is the result of higher E&E Fee revenues and higher SRA Fee revenues. Higher E&E Fee revenues associated with our fuel cost recovery program were the result of a higher participation rate, partially offset by lower diesel fuel prices. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate.
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our E&E Fee and SRA Fee.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2023 vs. 2022		Period-to-Period Change for the Six Months Ended June 30, 2023 vs. 2022
	Amount	% Growth	Amount	% Growth
Price	$7.3	6.4%	$14.4	6.8%
Volume	(2.9)	(2.6)%	(2.8)	(1.3)%
Surcharges and other fees	0.7	0.5%	6.5	3.1%
Commodity price and volume	(0.7)	(0.6)%	(1.6)	(0.8)%
Acquisitions	5.0	4.4%	8.1	3.8%
Solid waste revenues	$9.4	8.1%	$24.6	11.6%
Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$5.3 million from favorable collection pricing; and
•$2.0 million from favorable disposal pricing related to landfills, transfer stations, and transportation services.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$10.8 million from favorable collection pricing; and
•$3.6 million from favorable disposal pricing related to landfills, transfer stations, and transportation services.

Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$(2.5) million from lower collection volumes associated with slowing economic activity and higher customer churn due to increased pricing and fees charged to additional customers, and customer deselection; and
•$(0.4) million from lower disposal volumes related to slowing economic activity (of which $(0.6) million relates to lower landfill volumes and $(0.6) relates to lower transportation services, partially offset by $0.8 million in higher transfer station volumes).
The volume change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$(4.8) million from lower collection volumes associated with slowing economic activity in the three months ended June 30, 2023 and higher customer churn due to increased pricing and fees charged to additional customers, and customer deselection; partially offset by
•$2.0 million from higher disposal volumes despite slowing economic activity in the three months ended June 30, 2023 (of which $1.4 million relates to higher transfers stations volumes and $0.8 million relates to higher landfill volumes, partially offset by $(0.2) million in lower transportation services).
Surcharges and other fees.
The growth in surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of higher SRA Fee revenues, partially offset by lower E&E Fee revenues. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate. Lower E&E Fee revenues associated with our fuel cost recovery program were the result of lower diesel fuel prices, partially offset by a higher customer participation rate.
The growth in surcharges and other fees change component in the year-to-date solid waste revenues growth from the prior year period is the result of higher E&E Fee revenues and higher SRA Fee revenues. Higher E&E Fee revenues associated with our fuel cost recovery program were the result of a higher participation rate, partially offset by lower diesel fuel prices. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate.
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our E&E Fee and SRA Fee.
Commodity price and volume.
The commodity price and volume change component in quarterly solid waste revenues growth from the prior year period is primarily due to unfavorable commodity and energy pricing.
The commodity price and volume change component in year-to-date solid waste revenues growth from the prior year period is primarily due to lower landfill gas-to-energy volumes and unfavorable commodity and energy pricing; partially offset by higher commodity processing volumes.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year period are the result of increased acquisition activity in line with our growth strategy, including the timing and acquisition of one business in the six months ended June 30, 2023 and ten businesses in the fiscal year 2022.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2023	2022		2023	2022
Eastern	$7.5	$6.1	$1.4	$9.7	$3.9	$5.8
Western	19.0	19.9	(0.9)	31.4	29.2	2.2
Mid-Atlantic	—	—	—	—	—	—
Resource Solutions	0.7	6.2	(5.5)	(1.3)	9.9	(11.2)
Corporate Entities	(4.6)	(0.5)	(4.1)	(6.9)	(1.1)	(5.8)
Operating income	$22.6	$31.7	$(9.1)	$32.9	$41.9	$(9.0)

Eastern Region
Operating income increased $1.4 million quarterly and $5.8 million year-to-date from the prior year periods. Excluding the impact of the Southbridge Landfill closure charge, the FLSA-related legal settlement charge and the expense from acquisition activities, our operating performance in the three and six months ended June 30, 2023 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes.
Cost of operations
Cost of operations increased $1.8 million quarterly and $10.8 million year-to-date from the prior year periods due to the following:
•Direct costs increased in aggregate dollars primarily due to higher hauling, transportation and disposal costs associated with higher disposal rates and year-to-date hauling charges due to inflationary pressures;
•Maintenance and repair costs increased in aggregate dollars driven by higher fleet and container maintenance costs due to inflationary pressures associated with personnel related expenses and supply costs related to repairs and parts, partially offset by lower spend on outside repairs;
•Direct operational costs in aggregate dollars decreased quarterly and increased year-to-date primarily due to: (i) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (ii) higher tire repair and replacement costs (iii) and inflationary pressures; partially offset year-to-date, and more than offset quarterly by lower non-landfill operating lease expense, lower landfill related operating costs, and lower vehicle insurance costs;
•Direct labor costs increased in aggregate dollars primarily due to inflationary pressures; partially offset by lower spend on outside labor and improved routing efficiencies;
•Fuel costs decreased in aggregate dollars primarily due to lower diesel fuel prices and lower solid waste volumes. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel costs; and
•Other operational costs increased in aggregate dollars driven by higher facility costs primarily associated with an increase spend on outside repairs, and personnel related expenses due to inflationary pressures.
General and administration
General and administration expense increased $0.7 million quarterly and $3.0 million year-to-date from the prior year periods due primarily to wage inflation and the allocation of higher shared service costs; partially offset by lower bad debt expense quarterly.
Depreciation and amortization
Depreciation and amortization expense increased $0.6 million quarterly and $1.1 million year-to-date from the prior year periods due to higher landfill amortization expense as the result of higher landfill volumes year-to-date and changes in cost and other assumptions; partially offset by lower depreciation and other amortization expense due to the prior year period including additional depreciation and other amortization expense related to a purchase price allocation adjustment.
Western Region
Operating income decreased $(0.9) million quarterly and increased $2.2 million year-to-date from the prior year periods. Excluding the impact of the FLSA-related legal settlement charge and expense from acquisition activities, our operating performance in the three and six months ended June 30, 2023 was driven by revenue growth, inclusive of inter-company revenues, and the following cost changes.
Cost of operations
Cost of operations increased $6.6 million quarterly and $17.3 million year-to-date from the prior year periods due to the following:
•Direct costs increased in aggregate dollars primarily due to higher hauling, transportation and disposal costs on acquisition-related growth, and higher disposal rates and hauling charges due to inflationary pressures;
•Direct operational costs increased in aggregate dollars primarily due to: (i) acquisition-related growth; (ii) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations; (iii) higher host community and royalty fees; (iv) higher tire repair and replacement costs; (v) increased vehicle insurance costs; and (vi) inflationary pressures; partially offset by lower non-landfill operating lease expense and lower landfill related operating costs;

•Maintenance and repair costs increased in aggregate dollars due to higher fleet and container maintenance costs driven by acquisition-related growth and inflationary pressures associated with (i) personnel related expenses, (ii) supply costs related to repairs and parts and (iii) outside repair spend;
•Direct labor costs increased in aggregate dollars primarily due to acquisition-related growth and inflationary pressures; partially offset by improved routing efficiencies;
•Fuel costs decreased in aggregate dollars primarily due to lower diesel fuel prices and lower solid waste volumes; partially offset by higher diesel fuel consumption related to acquisition-related growth. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel costs; and
•Other operational costs increased in aggregate dollars driven by higher facility costs due to acquisition-related growth and inflationary pressures primarily associated with higher spend on internally completed and outside repairs, and personnel related expenses; partially offset year-to-date by a benefit from the change in fair value of an acquisition related contingent consideration which is based upon a probability-weighted analysis of a success payment related to the potential attainment of a transfer station permit expansion.
General and administration
General and administration expense increased $1.3 million quarterly and $3.3 million year-to-date from the prior year periods, with the year-to-date increase due primarily to (i) acquisition-related growth, (ii) wage inflation, (iii) an increase in general overhead costs associated with acquisition-related growth and inflationary pressures and (iv) the allocation of higher shared service costs; partially offset by lower bad debt expense.
Depreciation and amortization
Depreciation and amortization expense increased $3.0 million quarterly and $6.0 million year-to-date from the prior year periods due primarily to acquisition-related growth and increased investments in our fleet, whereas the increase in landfill amortization expense can be primarily attributed to higher landfill volumes year-to-date and changes in cost and other assumptions.
Resource Solutions
Operating income decreased $(5.5) million quarterly and $(11.2) million year-to-date from the prior year periods. Excluding the impact of the expense from acquisition activities, our operating performance in the three and six months ended June 30, 2023 was driven by revenue decline, inclusive of inter-company revenues, and the following cost changes.
Cost of operations
Cost of operations decreased $(1.0) million quarterly and increased $6.4 million year-to-date from the prior year periods due to the following:
•Direct costs decreased in aggregate dollars quarterly and increased in aggregate dollars year-to-date due primarily to higher disposal rates and hauling charges due to inflationary pressures, and costs associated with the diversion of materials from our Boston, Massachusetts material recovery facility, which underwent a retrofit during the six months ended June 30, 2023; partially offset year-to-date, and more than offset quarterly, by lower purchased material costs;
•Other operational costs increased in aggregate dollars driven by higher facility costs primarily associated with (i) higher spend on outside repairs, (ii) increased facility insurance costs and (iii) personnel related expenses due to inflationary pressures;
•Maintenance and repair costs increased in aggregate dollars due to higher fleet and container maintenance costs driven by inflationary pressures associated with personnel related expenses and supply costs related to repairs and parts; and
•Direct operational costs increased in aggregate dollars due primarily due to inflationary pressures.
General and administration
General and administration expense increased $0.2 million quarterly and $1.9 million year-to-date from the prior year periods due to (i) wage inflation, (ii) an increase in general overhead costs associated with inflationary pressures and (iii) the allocation of higher shared service costs; partially offset quarterly by lower bad debt expense.
Depreciation and amortization:
Depreciation and amortization expense remained flat quarterly and increased $0.3 million year-to-date from the prior year periods due to the timing of acquisition activity completed in the six months ended June 30, 2022.

Corporate Entities
Corporate Entities operating loss reflects those costs not allocated to our reportable operating segments, which typically consists of depreciation and amortization expense. Operating income decreased $(4.1) million quarterly and $(5.8) million year-to-date from the prior year periods primarily due to unallocated acquisition related expenses, comprised primarily of legal, consulting and other similar costs in the three and six months ended June 30, 2023.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of June 30, 2023, we had $272.3 million of undrawn capacity from our $300.0 million revolving credit facility ("Revolving Credit Facility") to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
Our known current- and long-term uses of cash include, among other possible demands: (i) acquisitions, including the Twin Bridges Acquisition, (ii) capital expenditures and leases, (iii) repayments to service debt and other long-term obligations and (iv) payments for final capping, closure and post-closure asset retirement obligations and environmental remediation liabilities. We have made in the past and plan to make in the future, acquisitions to expand service areas, densify existing operations, and grow services for our customers. Future acquisitions may include larger, more strategic acquisitions that may be inside or outside of our existing market, which could require additional financing either in the form of debt or equity.
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	June 30, 2023	December 31, 2022	$ Change
Cash and cash equivalents	$465.7	$71.2	$394.5
Current assets, excluding cash and cash equivalents	$163.7	$136.3	$27.4
Restricted assets	$2.0	$1.9	$0.1
Total current liabilities:
Current liabilities, excluding current maturities of debt	$186.5	$168.6	$17.9
Current maturities of debt	32.7	9.0	23.7
Total current liabilities	$219.2	$177.6	$41.6
Debt, less current portion	$994.8	$594.5	$400.3
Current assets, excluding cash and cash equivalents, increased $27.4 million and current liabilities increased $41.6 million in the six months ended June 30, 2023 as compared to December 31, 2022, resulting in a $(14.2) million decline in working capital, net (defined as current assets, excluding cash and cash equivalents, minus current liabilities), from $(41.3) million as of December 31, 2022 to $(55.5) million as of June 30, 2023. We strive to maintain a negative working capital cycle driven by shorter days sales outstanding as compared to days payable outstanding in an effort to collect money at a faster rate than paying bills to facilitate business growth.
Summary of Cash Flow Activity
Cash and cash equivalents increased $394.5 million in the six months ended June 30, 2023. A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2023	2022
Net cash provided by operating activities	$83.2	$92.3	$(9.1)
Net cash used in investing activities	$(597.2)	$(110.6)	$(486.6)
Net cash provided by financing activities	$908.6	$24.9	$883.7

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2023	2022
Net income	$9.0	$22.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.4	60.6
Interest accretion on landfill and environmental remediation liabilities	5.0	4.0
Amortization of debt issuance costs	1.5	0.9
Stock-based compensation	4.3	3.2
Operating lease right-of-use assets expense	6.9	6.8
Disposition of assets, other items and charges, net	(0.3)	0.4
Loss from termination of bridge financing	8.2	—
Deferred income taxes	2.0	7.2
	105.0	105.1
Changes in assets and liabilities, net	(21.8)	(12.8)
Net cash provided by operating activities	$83.2	$92.3

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities decreased $(9.1) million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This was the result of operational performance, more than offset by an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, see "Results of Operations" included in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. The increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to the following:
•a $(18.7) million unfavorable impact to operating cash flows associated with the changes in accrued expenses, contract liabilities and other liabilities primarily on higher cash income tax payments, the timing of capital payments, and a higher decline in accrued payroll, related primarily to the payment of incentive compensation; and
•a $(1.2) million unfavorable impact to operating cash flows associated with the change in accounts payable as prior year period payables growth more than offset the current period increase in days payable outstanding; partially offset by
•a $10.7 million favorable impact to operating cash flows associated with the change in accounts receivable primarily due to the timing of increased revenues growth in prior year and a favorable decrease in days sales outstanding from prior year.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2023	2022
Acquisitions, net of cash acquired	$(547.6)	$(56.3)
Additions to property, plant and equipment	(50.4)	(54.9)
Proceeds from sale of property and equipment	0.8	0.6
Net cash used in investing activities	$(597.2)	$(110.6)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2023, we acquired two businesses for total consideration of $546.3 million, including $544.4 million in cash and paid $3.2 million in holdback payments on businesses previously acquired, as compared to the six months ended June 30, 2022 during which we acquired eight businesses for total consideration of $58.9 million, including $55.1 million in cash, and paid $1.2 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures decreased $(4.5) million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to the timing of spend for vehicles, machinery, equipment and containers; partially offset by higher capital spend associated with (i) inflation; (ii) facility spend related to the purchase of a transfer station that was formerly leased and the retrofitting of a single-stream material recovery facility; (iii) development of rail side infrastructure at our Subtitle D landfill located in Mount Jewett, Pennsylvania and (iv) acquisition activity.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2023	2022
Proceeds from long-term borrowings	$430.0	$82.2
Principal payments on debt	(10.6)	(55.3)
Payments of debt issuance costs	(7.2)	(1.2)
Payments of contingent consideration	—	(1.0)
Proceeds from the exercise of share based awards	—	0.2
Proceeds from the public offering of Class A common stock	496.4	—
Net cash provided by financing activities	$908.6	$24.9

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity increased $392.5 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due primarily to entering into the $430.0 million aggregate principal amount term loan A facility ("2023 Term Loan Facility") in June 2023, partially offset by the issuance of $35.0 million aggregate principal amount of Vermont Bonds 2022A-1 in prior year.
Payment of debt issuance costs. We paid $7.2 million of debt issuance costs in the six months ended June 30, 2023 primarily related to financing activities associated with the GFL Acquisition, which included $4.1 million of debt issuance costs that were paid related to short-term secured bridge financing that was terminated in May 2023 when we entered into the 2023 Term Loan Facility. In the six months ended June 30, 2022, we paid $1.2 million of debt issuance costs related to the issuance of Vermont Bonds 2022A-1.
Proceeds from the public offering of Class A Common Stock. On June 16, 2023, we completed a public offering of 6.1 million shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs received as of June 30, 2023, including underwriting discounts, commissions and offering expenses, the offering has resulted in net proceeds of $496.4 million. The net proceeds from this offering were and are to be used to fund acquisition activity, as discussed in Note 4, Business Combinations to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q, to pay certain costs associated with acquisition activities, and to repay borrowings and/or debt securities.

Outstanding Long-Term Debt
Financing Activities
In the quarter ended March 31, 2023, we entered into first and second amendments to our amended and restated credit agreement dated as of December 22, 2021 (collectively with the third amendment and the Loan Joinder disclosed below, the "Amended and Restated Credit Agreement"). The first amendment provides, commencing in the fiscal year ending December 31, 2024, that the interest rate margin applied for drawn and undrawn amounts under the Amended and Restated Credit Agreement shall be separately adjusted based on our achievement of certain thresholds and targets on two sustainability related key performance indicator metrics during the prior fiscal year: (i) metric tons of solid waste materials reduced, reused or recycled through our direct operations or with third-parties in collaboration with customers; and (ii) our total recordable incident rate. The second amendment provides that loans under the Amended and Restated Credit Agreement shall bear interest, at our election, at term secured overnight financing rate ("Term SOFR"), including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case, plus or minus any sustainable rate adjustment plus an applicable interest rate margin based upon our consolidated net leverage ratio.
In April 2023, we entered into an equity purchase agreement pursuant to which we agreed to the GFL Acquisition. In connection with the GFL Acquisition, we entered into (i) a commitment letter to obtain short-term secured bridge financing of up to $375.0 million and (ii) the third amendment to the Amended and Restated Credit Agreement to, among other things, permit the draw down of the short-term secured bridge financing and authorize a delayed draw term loan facility to be executed with customary limited condition provisions. The short-term secured bridge financing was undrawn and subsequently terminated in May 2023 when we entered into the specified acquisition loan joinder ("Loan Joinder"), which provided for a $430.0 million aggregate principal amount 2023 Term Loan Facility under the Amended and Restated Credit Agreement. In June 2023, we borrowed $430.0 million under the 2023 Term Loan Facility and paid certain fees and costs due and payable in connection therewith. Borrowings from the 2023 Term Loan Facility were used to fund, in conjunction with cash and cash equivalents and borrowings from our Revolving Credit Facility, the GFL Acquisition.
In June 2023, we entered into an asset purchase agreement pursuant to which we agreed to the Twin Bridges Acquisition, which is pending regulatory approval. In connection with the Twin Bridges Acquisition, we entered into a commitment letter to obtain short-term unsecured bridge financing of up to $200.0 million that was undrawn and subsequently terminated when we completed a public offering of our Class A common stock on June 16, 2023. See Note 9, Stockholders' Equity to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q, regarding the public offering.
Credit Facility
As of June 30, 2023, we are party to the Amended and Restated Credit Agreement, which provides for a $350.0 million aggregate principal amount term loan A facility ("Term Loan Facility"), a $300.0 million Revolving Credit Facility, with a $75.0 million sublimit for letters of credit, and a $430.0 million 2023 Term Loan Facility (collectively, the "Credit Facility"). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to futher increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Credit Facility shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%
A commitment fee will be charged on undrawn amounts at a rate of Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, plus a margin based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2023, further advances were available under the Revolving Credit Facility in the amount of $272.3 million. The available amount is net of outstanding irrevocable letters of credit totaling $27.7 million, and as of June 30, 2023 no amount had been drawn.

The Amended and Restated Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2023, we were in compliance with all financial covenants contained in the Amended and Restated Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended June 30, 2023	Covenant Requirements at June 30, 2023
Maximum consolidated net leverage ratio (1)	2.35	5.00
Minimum interest coverage ratio	11.23	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents in excess of $2.0 million plus an additional $400.0 million of limited condition acquisition unencumbered cash and cash equivalents as defined by the Amended and Restated Credit Agreement (calculated at $708.6 million as of June 30, 2023, or $1,027.6 million of consolidated funded debt less $319.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2023. Consolidated funded debt, net and consolidated EBITDA as defined by the Amended and Restated Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2023
Net cash provided by operating activities	$208.3
Changes in assets and liabilities, net of effects of acquisitions and divestitures	20.2
Stock based compensation	(9.3)
Loss from termination of bridge financing	(8.2)
Operating lease right-of-use assets expense	(5.0)
Disposition of assets, other items and charges, net	(0.1)
Interest expense, less amortization of debt issuance costs	26.3
Provision for income taxes, net of deferred income taxes	3.8
Adjustments as allowed by the Amended and Restated Credit Agreement	65.3
Consolidated EBITDA	$301.3

In addition to these financial covenants, the Amended and Restated Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2023, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of June 30, 2023, we had outstanding $197.0 million aggregate principal amount of tax exempt bonds, $50.2 million aggregate principal amount of finance leases and $0.3 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q for further disclosure regarding debt.

Inflation
Inflationary increases in costs, including current inflationary pressures associated primarily with fuel, labor and certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While inflation negatively impacted operating results and margins during the three and six months ended June 30, 2023 and 2022, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery program, which is the energy component of our E&E Fee, is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel cost recovery program. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
Regional Economic Conditions
Our business is primarily located in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state regulations and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown.
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

Based on our consumption levels in the last twelve months ended June 30, 2023, combined with our expected fuel consumption related to the acquisition of the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which are the basis of a newly formed regional operating segment, the Mid-Atlantic region, that will expand our integrated solid waste services to the states of Delaware and Maryland ("GFL Acquisition"), and after considering physically settled fuel contracts we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $5.1 million annually, or $1.3 million quarterly. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of June 30, 2023 and considering the GFL Acquisition, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.1 million annually, or $1.3 million quarterly. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and six months ended June 30, 2023, our fuel costs were $9.4 million, or 3.3% of revenue, and $20.3 million, or 3.7% of revenue, respectively, as compared to $13.6 million, or 4.8% of revenue, and $23.5 million, or 4.5% of revenue, in the three and six months ended June 30, 2022, respectively.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2023, we were not party to any commodity hedging agreements.
The impact of commodity price volatility market risk as of June 30, 2023 does not differ materially from that discussed in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

As of June 30, 2023, our active interest rate derivative agreements had total notional amounts of $165.0 million. According to the terms of the agreements, we receive interest based on term secured overnight financing rate ("Term SOFR"), restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 2.08% as of June 30, 2023. The agreements mature between February 2026 and May 2028.
As of June 30, 2023, we had $247.6 million of fixed rate debt in addition to the $165.0 million fixed through our interest rate derivative agreements. In July 2023, we entered into interest rate derivative agreements with a notional amount of $250.0 million. According to the terms of the agreements, we receive interest based on Term SOFR restricted by a 0.0% floor, and pay interest at a rate of 4.285%. The agreements became effective in July 2023 and mature in June 2028. After taking into consideration the new interest rate derivative agreements, we had interest rate risk relating to approximately $365.0 million of long-term debt. The weighted average interest rate on the variable rate portion of long-term debt was approximately 7.0% at June 30, 2023. After taking into consideration the new interest rate derivative agreements, should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our interest expense would change by approximately $3.7 million annually, or $0.9 million quarterly.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the the three months ended June 30, 2023.

ITEM 6.    EXHIBITS

Exhibit No.	Description

2.1 +
Equity Purchase Agreement, dated as of April 21, 2023, by and among the sellers identified therein, GFL Environmental Inc., Casella Mid-Atlantic, LLC, and, solely with respect to Section 9.17 thereof, Casella Waste Systems, Inc.

10.1 +
Senior Secured Bridge Commitment Letter, dated as of April 21, 2023, by Casella Waste Systems, Inc., Bank of America, N.A., BofA Securities, Inc., Citizens Bank, N.A., JPMorgan Chase Bank, N.A., and Comerica Bank.

10.2
Third Amendment to Amended and Restated Credit Agreement, dated as of April 25, 2023, by and among Casella Waste Systems, Inc., its subsidiaries party thereto, Bank of America, N.A., JPMorgan Chase Bank, N.A., Comerica Bank, Citizens Bank, N.A., TD Bank, N.A., and M&T Bank (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on July 3, 2023 (file no. 000-23211)).

10.3
Specified Acquisition Loan Joinder, dated as of May 25, 2023, by and among Casella Waste Systems, Inc., its subsidiaries party thereto, BofA Securities, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., The Huntington National Bank, Citizens Bank, N.A., Comerica Bank, TD Bank, N.A., Capital One, National Association, CoBank, ACB, U.S. Bank National Association, and M&T Bank (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on July 3, 2023 (file no. 000-23211)).

10.4 +	Unsecured Bridge Commitment Letter, dated as of June 9, 2023, by Casella Waste Systems, Inc., Raymond James Bank, Stifel Bank & Trust, and Stifel Nicolaus & Company Incorporated.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: July 28, 2023	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 28, 2023	By: /s/ Edmond R. Coletta
Edmond R. Coletta
President and Chief Financial Officer
(Principal Financial Officer)