Form 10-Q
period 2023-09-30
CASELLA WASTE SYSTEMS INC
filed 2023-11-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2023:

Class A common stock, $0.01 par value per share:	56,994,524
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$219,089	$71,152
Accounts receivable, net of allowance for credit losses of $3,703 and $3,016, respectively	140,332	100,886
Refundable income taxes	3,726	—
Prepaid expenses	20,448	15,182
Inventory	17,519	13,472
Other current assets	12,227	6,787
Total current assets	413,341	207,479
Property, plant and equipment, net of accumulated depreciation and amortization of $1,136,955 and $1,064,756, respectively	935,402	720,550
Operating lease right-of-use assets	103,116	92,063
Goodwill	737,150	274,458
Intangible assets, net	256,689	91,783
Restricted cash and assets	4,658	1,900
Cost method investments	10,967	10,967
Deferred income taxes	6,604	22,903
Other non-current assets	30,088	27,112
Total assets	$2,498,015	$1,449,215
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$33,957	$8,968
Current operating lease liabilities	8,626	7,000
Accounts payable	100,108	74,203
Accrued payroll and related expenses	20,753	23,556
Accrued interest	3,719	2,858
Contract liabilities	18,852	3,742
Current accrued final capping, closure and post-closure costs	13,155	11,036
Other accrued liabilities	54,014	46,237
Total current liabilities	253,184	177,600
Debt, less current portion	1,012,169	585,015
Operating lease liabilities, less current portion	68,584	57,345
Accrued final capping, closure and post-closure costs, less current portion	104,401	102,642
Deferred income taxes	516	437
Other long-term liabilities	28,294	28,276
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 56,994,000 and 50,704,000 shares issued and outstanding, respectively	570	507
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,165,517	661,761
Accumulated deficit	(144,710)	(171,920)
Accumulated other comprehensive income, net of tax	9,480	7,542
Total stockholders' equity	1,030,867	497,900
Total liabilities and stockholders' equity	$2,498,015	$1,449,215
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$352,735	$295,268	$904,975	$812,962
Operating expenses:
Cost of operations	226,303	190,285	592,865	538,779
General and administration	41,177	34,348	112,721	97,702
Depreciation and amortization	47,736	32,527	116,095	93,106
Expense from acquisition activities	3,261	816	9,801	3,878
Southbridge Landfill closure charge	70	245	276	563
Legal settlement	—	—	6,150	—
Environmental remediation charge	—	759	—	759
	318,547	258,980	837,908	734,787
Operating income	34,188	36,288	67,067	78,175
Other expense (income):
Interest income	(5,525)	(178)	(7,820)	(260)
Interest expense	15,748	6,177	31,708	17,078
Loss from termination of bridge financing	—	—	8,191	—
Other income	(225)	(1,523)	(1,019)	(1,978)
Other expense, net	9,998	4,476	31,060	14,840
Income before income taxes	24,190	31,812	36,007	63,335
Provision for income taxes	6,018	9,140	8,797	18,677
Net income	$18,172	$22,672	$27,210	$44,658
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	57,962	51,677	54,228	51,604
Basic earnings per common share	$0.31	$0.44	$0.50	$0.87
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,062	51,806	54,325	51,749
Diluted earnings per common share	$0.31	$0.44	$0.50	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$18,172	$22,672	$27,210	$44,658
Other comprehensive income, before tax:
Hedging activity:
Interest rate swap settlements	1,763	(129)	4,108	(2,224)
Interest rate swap (income) loss reclassified into interest expense	(1,805)	14	(4,181)	2,136
Unrealized gain resulting from changes in fair value of derivative instruments	2,621	5,493	2,738	17,362
Other comprehensive income, before tax	2,579	5,378	2,665	17,274
Income tax provision related to items of other comprehensive income	707	1,468	727	4,241
Other comprehensive income, net of tax	1,872	3,910	1,938	13,033
Comprehensive income	$20,044	$26,582	$29,148	$57,691
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2022	$497,900	50,704	$507	988	$10	$661,761	$(171,920)	$7,542
Issuances of Class A common stock	—	194	2	—	—	(2)	—	—
Stock-based compensation	1,976	—	—	—	—	1,976	—	—
Comprehensive income:
Net income	3,548	—	—	—	—	—	3,548	—
Other comprehensive loss:
Hedging activity	(1,769)	—	—	—	—	—	—	(1,769)
Balance, March 31, 2023	501,655	50,898	509	988	10	663,735	(168,372)	5,773
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,238	6,053	61	—	—	496,177	—	—
Issuances of Class A common stock	799	23	—	—	—	799	—	—
Stock-based compensation	2,366	—	—	—	—	2,366	—	—
Comprehensive income:
Net income	5,490	—	—	—	—	—	5,490	—
Other comprehensive income:
Hedging activity	1,835	—	—	—	—	—	—	1,835
Balance, June 30, 2023	1,008,383	56,974	570	988	10	1,163,077	(162,882)	7,608
Issuance of Class A common stock - stock issuance costs	(7)	—	—	—	—	(7)	—	—
Issuances of Class A common stock	89	20	—	—	—	89	—	—
Stock-based compensation	2,358	—	—	—	—	2,358	—	—
Comprehensive income:
Net income	18,172	—	—	—	—	—	18,172	—
Other comprehensive income:
Hedging activity	1,872	—	—	—	—	—	—	1,872
Balance, September 30, 2023	$1,030,867	56,994	$570	988	$10	$1,165,517	$(144,710)	$9,480

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2021	$422,457	50,423	$504	988	$10	$652,045	$(224,999)	$(5,103)
Issuances of Class A common stock	19	227	2	—	—	17	—	—
Stock-based compensation	2,241	—	—	—	—	2,241	—	—
Comprehensive income:
Net income	4,190	—	—	—	—	—	4,190	—
Other comprehensive income:
Hedging activity	6,143	—	—	—	—	—	—	6,143
Balance, March 31, 2022	435,050	50,650	506	988	10	654,303	(220,809)	1,040
Issuances of Class A common stock	803	40	1	—	—	802	—	—
Stock-based compensation	937	—	—	—	—	937	—	—
Comprehensive income:
Net income	17,796	—	—	—	—	—	17,796	—
Other comprehensive income:
Hedging activity	2,980	—	—	—	—	—	—	2,980
Balance, June 30, 2022	457,566	50,690	507	988	10	656,042	(203,013)	4,020
Issuances of Class A common stock	—	2	—	—	—	—	—	—
Stock-based compensation	2,411	—	—	—	—	2,411	—	—
Comprehensive income:
Net income	22,672	—	—	—	—	—	22,672	—
Other comprehensive income:
Hedging activity	3,910	—	—	—	—	—	—	3,910
Balance, September 30, 2022	$486,559	50,692	$507	988	$10	$658,453	$(180,341)	$7,930

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$27,210	$44,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,095	93,106
Interest accretion on landfill and environmental remediation liabilities	7,470	6,018
Amortization of debt issuance costs	2,221	1,414
Stock-based compensation	6,699	5,589
Operating lease right-of-use assets expense	10,956	10,405
Disposition of assets, other items and charges, net	279	(282)
Loss from termination of bridge financing	8,191	—
Deferred income taxes	5,233	13,819
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(23,298)	(14,230)
Landfill operating lease contract expenditures	(3,336)	(3,336)
Accounts payable	24,568	7,946
Prepaid expenses, inventories and other assets	(10,112)	(5,799)
Accrued expenses, contract liabilities and other liabilities	(14,351)	(6,877)
Net cash provided by operating activities	157,825	152,431
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(847,763)	(73,963)
Additions to property, plant and equipment	(90,364)	(87,667)
Proceeds from sale of property and equipment	971	571
Net cash used in investing activities	(937,156)	(161,059)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	465,000	82,200
Principal payments on debt	(18,563)	(57,407)
Payments of debt issuance costs	(12,759)	(1,232)
Payments of contingent consideration	—	(1,000)
Proceeds from the exercise of share based awards	89	192
Proceeds from the public offering of Class A common stock	496,231	—
Net cash provided by financing activities	929,998	22,753
Net increase in cash and cash equivalents	150,667	14,125
Cash, cash equivalents and restricted cash, beginning of period	71,152	33,809
Cash, cash equivalents and restricted cash, end of period	$221,819	$47,934
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$28,626	$14,750
Cash income tax payments	$9,689	$2,875
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term financing obligations	$8,053	$9,420
Right-of-use assets obtained in exchange for operating lease obligations	$18,558	$7,672
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
We provide integrated solid waste services in nine states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware and Maryland, with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc. ("GFL Subsidiaries"), which are the basis of our newly formed regional operating segment, the Mid-Atlantic region, that expanded our integrated solid waste services into the states of Delaware and Maryland ("GFL Acquisition"). See Note 4, Business Combinations for further disclosure. Operations under the Mid-Atlantic region commenced on July 1, 2023. The GFL Acquisition was funded from financing transactions (see Note 7, Debt for further disclosure), the net proceeds from an equity offering completed June 16, 2023 (see Note 9, Stockholders’ Equity for further disclosure), and cash on hand.
We manage our solid waste operations on a geographic basis through regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2023 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2022 Form 10-K.
Certain prior period amounts in the consolidated financial statements are conformed to current period presentation. This includes the presentation of certain adjustments to reconcile net income to net cash provided by operating activities, which have been reclassified within cash flows from operating activities.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2023 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of a recent Accounting Standards Update ("ASU") to the Accounting Standards Codification ("ASC") issued by the Financial Accounting Standards Board (“FASB”) that we adopted and is deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

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
This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Effective the quarter ended March 31, 2023, we elected optional expedients under this guidance that allowed us to maintain hedge effectiveness upon modifying contract terms related to reference rate reform in our amended and restated credit agreement, dated as of December 22, 2021, as amended by the first amendment, dated as of February 9, 2023, the second amendment, dated as of February 9, 2023, and the third amendment, dated as of April 25, 2023, collectively with the specified acquisition loan joinder, dated May 25, 2023 ("Loan Joinder") (the "Amended and Restated Credit Agreement") until we transitioned our interest rate derivative agreements from LIBOR to term secured overnight financing rate ("Term SOFR") in the quarter ended June 30, 2023, See Note 7, Debt. This guidance will be in effect through December 31, 2024.

3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services and processing services. Revenues associated with our resource-renewal operations are derived from processing services and non-processing services, which we now refer to as our National Accounts business.
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and nine months ended September 30, 2023 and 2022:
Three Months Ended September 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$68,944	$93,924	$43,225	$—	$206,093
Landfill	7,588	18,563	—	—	26,151
Transfer station	16,963	17,491	497	—	34,951
Transportation	1,328	3,907	—	—	5,235
Landfill gas-to-energy	208	1,589	—	—	1,797
Processing	2,476	545	—	27,782	30,803
National Accounts	—	—	—	47,705	47,705
Total revenues	$97,507	$136,019	$43,722	$75,487	$352,735

Transferred at a point-in-time	$121	$651	$—	$8,549	$9,321
Transferred over time	97,386	135,368	43,722	66,938	343,414
Total revenues	$97,507	$136,019	$43,722	$75,487	$352,735

Three Months Ended September 30, 2022

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$61,875	$82,242	$—	$—	$144,117
Landfill	7,900	20,240	—	—	28,140
Transfer station	19,525	13,230	—	—	32,755
Transportation	1,233	4,019	—	—	5,252
Landfill gas-to-energy	205	1,438	—	—	1,643
Processing	2,399	734	—	32,159	35,292
National Accounts	—	—	—	48,069	48,069
Total revenues	$93,137	$121,903	$—	$80,228	$295,268

Transferred at a point-in-time	$115	$439	$—	$12,380	$12,934
Transferred over time	93,022	121,464	—	67,848	282,334
Total revenues	$93,137	$121,903	$—	$80,228	$295,268
Nine Months Ended September 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$194,801	$257,891	$43,225	$—	$495,917
Landfill	21,109	53,943	—	—	75,052
Transfer	48,643	42,181	497	—	91,321
Transportation	3,718	11,342	—	—	15,060
Landfill gas-to-energy	594	4,448	—	—	5,042
Processing	5,875	1,476	—	75,970	83,321
National Accounts	—	—	—	139,262	139,262
Total revenues	$274,740	$371,281	$43,722	$215,232	$904,975

Transferred at a point-in-time	$339	$2,072	$—	$23,121	$25,532
Transferred over time	274,401	369,209	43,722	192,111	879,443
Total revenues	$274,740	$371,281	$43,722	$215,232	$904,975
Nine Months Ended September 30, 2022

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$172,671	$228,239	$—	$—	$400,910
Landfill	19,819	53,028	—	—	72,847
Transfer	48,431	33,055	—	—	81,486
Transportation	4,470	10,700	—	—	15,170
Landfill gas-to-energy	727	5,323	—	—	6,050
Processing	5,602	2,281	—	93,421	101,304
National Accounts	—	—	—	135,195	135,195
Total revenues	$251,720	$332,626	$—	$228,616	$812,962

Transferred at a point-in-time	$352	$1,467	$—	$46,279	$48,098
Transferred over time	251,368	331,159	—	182,337	764,864
Total revenues	$251,720	$332,626	$—	$228,616	$812,962
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $4,617 and $17,575 in the three and nine months ended September 30, 2023, respectively, and $5,460 and $15,162 in the three and nine months ended September 30, 2022, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and nine months ended September 30, 2023 or September 30, 2022 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes gross receivables from contracts of $126,672 and $102,234 as of September 30, 2023 and December 31, 2022, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $18,852 and $3,742 as of September 30, 2023 and December 31, 2022, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2022 and December 31, 2021 was recognized as revenue during the nine months ended September 30, 2023 and September 30, 2022, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the nine months ended September 30, 2023, we acquired five businesses: the GFL Subsidiaries, which includes solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware and whose assets are allocated between our Mid-Atlantic region and Resource Solutions operating segments; Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), which was completed on September 1, 2023, consisting of a collection, transfer and recycling business in the greater Albany, New York area whose assets are allocated between our Western region and Resource Solutions operating segments ("Twin Bridges Acquisition"); as well as three solid-waste collection businesses that provide collection, transfer and recycling services. In the nine months ended September 30, 2022, we acquired twelve businesses primarily related to our solid-waste operations, which included solid-waste collection, recycling, transfer station and transportation businesses.
The operating results of these businesses have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at each date of acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition. Substantially all amounts recorded to goodwill are expected to be deductible for tax purposes.

A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Nine Months Ended September 30,
	2023	2022
Purchase Price:
Cash used in acquisitions, net of cash acquired	$842,635	$72,731
Other non-cash consideration	—	1,220
Holdbacks and additional consideration owed to sellers	2,435	4,112
Total consideration	$845,070	$78,063
Allocated as follows:
Current assets	$19,297	$7,599
Property, plant and equipment:
Land	6,760	3,141
Buildings and improvements	29,636	8,566
Machinery and equipment	175,309	10,296
Operating lease right-of-use assets	11,732	405
Intangible assets:
Covenants not-to-compete	37,648	2,034
Customer relationships	145,553	11,417
Other non-current assets	—	40
Deferred tax liability	(11,013)	—
Current liabilities	(21,724)	(3,721)
Other long-term liabilities	(828)	(123)
Operating lease liabilities, less current portion	(9,939)	(282)
Fair value of assets acquired and liabilities assumed	382,431	39,372
Excess purchase price allocated to goodwill	$462,639	$38,691
Certain purchase price allocations, including but not limited to the GFL Acquisition and the Twin Bridges Acquisition, which are subject to finalizing the third-party valuations, are preliminary and are based on information existing at the acquisition dates or upon closing the transaction. Accordingly, the purchase price allocations are subject to change.
Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$371,139	$374,421	$1,077,303	$1,061,748
Operating income	$34,584	$40,537	$75,876	$92,345
Net income	$17,964	$24,339	$30,318	$50,001

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	57,962	51,677	54,228	51,604
Basic earnings per common share	$0.31	$0.47	$0.56	$0.97
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,062	51,806	54,325	51,749
Diluted earnings per common share	$0.31	$0.47	$0.56	$0.97
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

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2022	Acquisitions	Measurement Period Adjustments	September 30, 2023
Eastern	$52,406	$23,947	$—	$76,353
Western	183,286	97,905	53	281,244
Mid-Atlantic	—	331,975	—	331,975
Resource Solutions	38,766	8,812	—	47,578
	$274,458	$462,639	$53	$737,150
Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, September 30, 2023
Intangible assets	$68,960	$272,731	$8,405	$350,096
Less accumulated amortization	(25,713)	(61,201)	(6,493)	(93,407)
	$43,247	$211,530	$1,912	$256,689

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2022
Intangible assets	$31,201	$127,179	$8,405	$166,785
Less accumulated amortization	(24,129)	(46,162)	(4,711)	(75,002)
	$7,072	$81,017	$3,694	$91,783
Intangible amortization expense was $10,109 and $18,405 during the three and nine months ended September 30, 2023, respectively, and $4,281 and $12,333 during the three and nine months ended September 30, 2022, respectively.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2022 and thereafter is estimated as follows:

Estimated Future Amortization Expense as of September 30, 2023
Fiscal year ending December 31, 2023	$12,589
Fiscal year ending December 31, 2024	$48,250
Fiscal year ending December 31, 2025	$44,556
Fiscal year ending December 31, 2026	$40,193
Fiscal year ending December 31, 2027	$36,053
Thereafter	$75,048

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$113,678	$86,914
Obligations incurred	4,023	3,592
Revision in estimates (1)	—	1,443
Accretion expense	7,193	5,685
Obligations settled (2)	(7,338)	(3,027)
Ending balance	$117,556	$94,607
(1)Relates to a change in estimates concerning anticipated capping costs at one of our landfills.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	September 30, 2023	December 31, 2022
Senior Secured Credit Facility:
Term loan A facility ("Term Loan Facility") due December 2026; bearing interest at Term SOFR plus 1.385%	$350,000	$350,000
Term loan A facility ("2023 Term Loan Facility") due December 2026; bearing interest at Term SOFR plus 1.885%	424,625	—
Revolving credit facility ("Revolving Credit Facility") due December 2026; bearing interest at Term SOFR plus 1.385%	—	6,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period ending in 2029; bearing interest at 2.875%	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period ending in 2026; bearing interest at 3.125%	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period ending in 2025; bearing interest at 2.750%	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 ("New York Bonds 2020R-2") due September 2050 - fixed rate interest period ending in 2030; bearing interest at 5.125%	35,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period ending in 2025; bearing interest at 5.25%	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period ending in 2025; bearing interest at 5.125%	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period ending in 2025; bearing interest at 4.375%	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds 2013") due April 2036 - fixed rate interest period ending in 2028; bearing interest at 4.625%	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 ("Vermont Bonds 2022A-1") due June 2052 - fixed rate interest period ending in 2027; bearing interest at 5.00%	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period ending in 2029; bearing interest at 2.95%	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 3.9%	51,066	49,813
Notes payable maturing through March 2025; bearing interest up to 8.1%	278	664
Principal amount of debt	1,057,969	603,477
Less—unamortized debt issuance costs	11,843	9,494
Debt less unamortized debt issuance costs	1,046,126	593,983
Less—current maturities of debt	33,957	8,968
	$1,012,169	$585,015

Financing Activities
In February 2023, we entered into first and second amendments to our Amended and Restated Credit Agreement. The first amendment provides, commencing in the fiscal year ending December 31, 2024, that the interest rate margin applied for drawn and undrawn amounts under the Amended and Restated Credit Agreement shall be separately adjusted based on our achievement of certain thresholds and targets on two sustainability related key performance indicator metrics during the prior fiscal year: (i) metric tons of solid waste materials reduced, reused or recycled through our direct operations or with third-parties in collaboration with customers; and (ii) our total recordable incident rate. The second amendment provides that loans under the Amended and Restated Credit Agreement shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case, plus or minus any sustainable rate adjustment plus an applicable interest rate margin based upon our consolidated net leverage ratio.
In April 2023, we entered into an equity purchase agreement pursuant to which we agreed to the GFL Acquisition. In connection with the GFL Acquisition, we entered into (i) a commitment letter to obtain short-term secured bridge financing of up to $375,000 and (ii) the third amendment to the Amended and Restated Credit Agreement to, among other things, permit the draw down of the short-term secured bridge financing and authorize a delayed draw term loan facility to be executed with customary limited condition provisions. The short-term secured bridge financing was undrawn and subsequently terminated in May 2023 when we entered into the Loan Joinder, which provided for a $430,000 aggregate principal amount 2023 Term Loan Facility under the Amended and Restated Credit Agreement. In June 2023, we borrowed $430,000 under the 2023 Term Loan Facility and paid certain fees and costs due and payable in connection therewith. Borrowings from the 2023 Term Loan Facility were used to fund, in conjunction with the net proceeds from the public offering of our Class A common stock completed on June 16, 2023, cash and cash equivalents and borrowings from our Revolving Credit Facility, the GFL Acquisition. See Note 9, Stockholders' Equity for further disclosure regarding the public offering.
In June 2023, we entered into an asset purchase agreement pursuant to which we agreed to the Twin Bridges Acquisition. In connection with the Twin Bridges Acquisition, we entered into a commitment letter to obtain short-term unsecured bridge financing of up to $200,000 that was undrawn and subsequently terminated when we completed the public offering of our Class A common stock on June 16, 2023. Net proceeds from the public equity offering completed on June 16, 2023, together with cash and cash equivalents, were used to fund the Twin Bridges Acquisition. See Note 9, Stockholders' Equity for further disclosure regarding the public offering.
In August 2023, we completed the issuance of $35,000 aggregate principal amount of New York Bonds 2020R-2. The New York Bonds 2020R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum from August 24, 2023 through September 2, 2030, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The New York Bonds 2020R-2 mature on September 1, 2050. As of September 30, 2023, we had $2,730 of remaining cash proceeds from the issuance of the New York Bonds 2020R-2 included in restricted cash and assets that is restricted to finance or reimburse certain noncurrent asset costs associated with capital projects in the State of New York.
Credit Facility
As of September 30, 2023, we are party to the Amended and Restated Credit Agreement, which provides for a $350,000 aggregate principal amount Term Loan Facility, a $300,000 Revolving Credit Facility, with a $75,000 sublimit for letters of credit, and a $430,000 2023 Term Loan Facility (collectively, the "Credit Facility"). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Credit Facility shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%

A commitment fee will be charged on undrawn amounts at a rate of Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, plus a margin based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2023, further advances were available under the Revolving Credit Facility in the amount of $272,267. The available amount is net of outstanding irrevocable letters of credit totaling $27,733, and as of September 30, 2023 no amount had been drawn.
Interest Expense
The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense on long-term debt and finance leases	$15,128	$5,692	$29,565	$15,513
Amortization of debt issuance costs (1)	715	489	2,221	1,414
Letter of credit fees	103	117	297	347
Less: capitalized interest	(198)	(121)	(375)	(196)
Total interest expense	$15,748	$6,177	$31,708	$17,078
(1)Includes interest expense related to a short-term secured bridge financing entered into in connection with the GFL Acquisition and interest expense related to a short-term unsecured bridge financing entered into in connection with the Twin Bridges Acquisition of $395 and $101, respectively, during the nine months ended September 30, 2023.
Loss from Termination of Bridge Financing
In the nine months ended September 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3,718, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4,473.
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
A summary of the changes to the notional amount of interest rate derivative agreements follows:

	Nine Months Ended September 30, 2023
	Active	Forward Starting	Total
Beginning balance	$190,000	$20,000	$210,000
Additions	290,000	—	290,000
Commencements	20,000	(20,000)	—
Maturities	(85,000)	—	(85,000)
Ending balance (1)	$415,000	$—	$415,000
(1)We receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.41%. These agreements mature between February 2026 and June 2028.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps	Other current assets	$7,835	$4,345
Interest rate swaps	Other non-current assets	8,522	7,461
		$16,357	$11,806

Interest rate swaps	Other long-term liabilities	$1,886	$—

Interest rate swaps	Accumulated other comprehensive income, net of tax	$14,471	$11,806
Interest rate swaps - tax effect	Accumulated other comprehensive income, net of tax	(4,991)	(4,264)
		$9,480	$7,542
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $6,280 relating to our outstanding legal proceedings as of September 30, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. See Note 11, Other Items and Charges for disclosure regarding a legal settlement charge recorded in the nine months ended September 30, 2023.
North Country Environmental Services Expansion Permit
The permit for expansion of the Bethlehem, New Hampshire landfill of our subsidiary, North Country Environmental Services, Inc. (“NCES”), known as “Stage VI”, issued in October 2020 (“Permit”), was appealed by the Conservation Law Foundation (“CLF”) to the New Hampshire Waste Management Council (“Council”) on November 9, 2020 on the grounds it failed to meet the public benefit criteria. Following a hearing on the merits during which the Council found that the New Hampshire Department of Environmental Services (“DES”) had reasonably measured and acted lawfully in determining a capacity need for Stage VI, the hearing officer presiding over the proceedings issued an Order on May 11, 2022, without further hearing, determining instead that DES had acted unlawfully in reaching these conclusions (“Hearing Officer’s Order”), and remanded the Permit to DES on this determination. On December 5, 2022, DES and NCES both separately sought review of the Hearing Officer’s Order on appeal to the New Hampshire Supreme Court (“Supreme Court”). The parties presented oral arguments to the Supreme Court on October 3, 2023. A decision has not yet been issued. On December 14, 2022, NCES filed an action in Merrimack Superior Court (“Superior Court”) seeking to invalidate the Hearing Officer’s Order as having been adopted in violation of New Hampshire’s statute governing access to public records and meetings in that the Council did not hold a public meeting to deliberate on the Hearing Officer’s Order. The Superior Court has since dismissed that proceeding, however, NCES appealed that decision to the Supreme Court on April 18, 2023. NCES’s brief on appeal was filed with the Supreme Court on August 11, 2023. On September 26, 2023, CLF filed a Motion to Intervene as well as a memorandum of law asking the Supreme Court to uphold the Superior Court’s dismissal, to which NCES filed an Objection in response on October 23, 2023. The Council submitted its brief on October 25, 2023; NCES’s reply is due November 4, 2023. CLF’s Motion to Intervene remains pending. In the event that the Supreme Court affirms the Hearing Officer’s Order on appeal, the Permit would remand to DES, where NCES would take steps in an effort to avoid or mitigate an adverse determination. If the Stage VI permit is not ultimately approved, NCES capacity could be curtailed.
On September 20, 2022, NCES, which has since withdrawn as a party, and our subsidiary, Granite State Landfill, LLC, filed a Petition for Declaratory Judgment ("Petition") in the Superior Court asking the Superior Court for a determination of the meaning and constitutionality of New Hampshire’s public benefit requirement, the same statute at issue in the Hearing Officer’s Order. CLF was granted intervention in the Petition proceeding on June 8, 2023. This matter remains pending before the Superior Court.
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
Cash, Cash Equivalents and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents and restricted cash s presented in the statement of cash flows is reconciled as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$219,089	$71,152
Restricted cash - non-current	2,730	—
Cash, cash equivalents and restricted cash	$221,819	$71,152
Our restricted cash consists of cash proceeds from the issuance of the New York Bonds 2020R-2 included in restricted cash and assets that is restricted to finance or reimburse certain noncurrent asset costs associated with capital projects in the State of New York. See Note 7, Debt for disclosure regarding New York Bonds 2020R-2.
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

We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of September 30, 2023 range between 1.5% and 4.1%. A summary of the changes to the aggregate environmental remediation liabilities for the nine months ended September 30, 2023 and 2022 follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$6,335	$5,887
Accretion expense	75	79
Obligations incurred (1)	—	759
Obligations settled (2)	(338)	(353)
Ending balance	6,072	6,372
Less: current portion	1,799	646
Long-term portion	$4,273	$5,726
(1)Associated with the investigation of potential remediation at an inactive waste disposal site that adjoins one of the landfills that we operate.
(2)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
On June 16, 2023, we completed a public offering of 6,053 shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs received as of September 30, 2023, including underwriting discounts, commissions and offering expenses, the offering has resulted in net proceeds of $496,231. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, as discussed in Note 11, Other Items and Charges, and to repay borrowings and/or debt securities as discussed Note 7, Debt.
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2023, there were 625 Class A common stock equivalents available for future grant under the 2016 Plan.
On June 1, 2023, our stockholders approved the amendment and restatement of our Amended and Restated 1997 Employee Stock Purchase Plan (as further amended and restated, the “ESPP”) to increase the number of shares of Class A common stock reserved for issuance under the ESPP by 400 shares of Class A common stock. As of September 30, 2023, 444 shares of Class A common stock were available for issuance under the ESPP.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	129	$55.60
Granted	—	$—
Exercised	(18)	$4.88
Forfeited	—	$—
Outstanding, September 30, 2023	111	$63.87	7.3	$1,846
Exercisable, September 30, 2023	49	$40.60	5.4	$1,825
Stock-based compensation expense related to stock options was $126 and $374 during the three and nine months ended September 30, 2023, respectively, as compared to $89 and $122 during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had $1,724 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 3.7 years.
During the three and nine months ended September 30, 2023, the aggregate intrinsic value of stock options exercised was $1,302 and $1,302, respectively.
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
Generally, restricted stock awards granted to non-employee directors vest incrementally over a three-year to five-year period beginning on the first anniversary of the date of grant. Restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. Restricted stock units granted to employees vest incrementally over an identified service period, typically three to five years, beginning on the grant date based on continued employment. Performance stock units granted to employees, including market-based performance stock units, vest at a future date following the grant date and are based on the attainment of performance targets and market achievements, as applicable.
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	169	$75.52
Granted	119	$81.04
Class A Common Stock Vested	(65)	$62.57
Forfeited	(6)	$76.91
Outstanding, September 30, 2023	217	$91.51	2.1	$16,597
Unvested, September 30, 2023	376	$88.63	1.7	$28,660
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 159 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,112 and $6,007 during the three and nine months ended September 30, 2023, respectively, as compared to $2,225 and $5,204 during the three and nine months ended September 30, 2022, respectively.
During the three and nine months ended September 30, 2023, the total fair value of other stock awards vested was $223 and $5,279, respectively.

As of September 30, 2023, total unrecognized stock-based compensation expense related to outstanding restricted stock awards was $12, which will be recognized over a weighted average period of 0.7 years. As of September 30, 2023, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $6,344, which will be recognized over a weighted average period of 2.4 years. As of September 30, 2023, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $5,655 to be recognized over a weighted average period of 1.7 years.
The weighted average fair value of market-based performance stock units granted during the nine months ended September 30, 2023 was $83.16 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.31% and an expected volatility of 34.9% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $120 and $318 of stock-based compensation expense related to the ESPP during the three and nine months ended September 30, 2023, respectively, as compared to $97 and $262 during the three and nine months ended September 30, 2022, respectively.
Accumulated Other Comprehensive Income, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2022	$7,542
Other comprehensive income before reclassifications	6,846
Income reclassified from accumulated other comprehensive income into interest expense	(4,181)
Income tax provision related to items of other comprehensive income	(727)
Net current-period other comprehensive income, net of tax	1,938
Balance, September 30, 2023	$9,480

A summary of reclassifications out of accumulated other comprehensive income, net of tax into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Details About Accumulated Other Comprehensive Income, Net of Tax Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income, Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(1,805)	$14	$(4,181)	$2,136	Interest expense
	1,805	(14)	4,181	(2,136)	Income before income taxes
	495	—	1,146	(190)	Provision for income taxes
	$1,310	$(14)	$3,035	$(1,946)	Net income

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
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$18,172	$22,672	$27,210	$44,658
Denominators:
Number of shares outstanding, end of period:
Class A common stock	56,994	50,692	56,994	50,692
Class B common stock	988	988	988	988
Unvested restricted stock	—	(1)	—	(1)
Effect of weighted average shares outstanding (1)	(20)	(2)	(3,754)	(75)
Basic weighted average common shares outstanding	57,962	51,677	54,228	51,604
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	100	129	97	145
Diluted weighted average common shares outstanding	58,062	51,806	54,325	51,749
Anti-dilutive potentially issuable shares	78	84	75	115
(1)The adjustment in the nine months ended September 30, 2023 is primarily associated with the 6,053 shares of Class A common stock issued as part of the public offering, completed on June 16, 2023. See Note 9, Stockholders’ Equity for disclosure regarding the public offering of Class A common stock.
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and nine months ended September 30, 2023, we recorded charges of $3,261 and $9,801, respectively, and in the three and nine months ended September 30, 2022, we recorded charges of $816 and $3,878, respectively, comprised primarily of legal, consulting and other similar costs associated with due diligence and the acquisition and integration of acquired businesses, including the GFL Acquisition and the Twin Bridges Acquisition in the nine months ended September 30, 2023, or select development projects.
Legal Settlement
In the nine months ended September 30, 2023, we recorded a charge of $6,150 accrued for in other accrued liabilities due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement was executed July 24, 2023 and has received court approval. See Note 8, Commitments and Contingencies for disclosure regarding our aggregate legal proceedings accrual.
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, contingent consideration related to acquisitions, trade payables and debt. The carrying values of cash and cash equivalents, restricted cash accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon Term SOFR yield curves that are observable at commonly quoted intervals for the full term of the swaps. The fair value of contingent consideration - acquisition included in the Level 3 tier below is calculated using a discounted cash flow valuation methodology based upon a probability-weighted analysis of a success payment related to the potential attainment of a transfer station permit expansion. We recognize all derivatives accounted for on the balance sheet at fair value.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,928	$—	$—
Interest rate swaps	—	16,357	—
	$1,928	$16,357	$—

Liabilities:
Interest rate swaps	—	1,886	—
	$—	$1,886	$—

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$1,900	$—	$—
Interest rate swaps	—	11,806	—
	$1,900	$11,806	$—
Liabilities:
Contingent consideration - acquisition (1)	$—	$—	$965

(1)In the three and nine months ended September 30, 2023, we recorded a gain on resolution of acquisition-related contingent consideration of $376 and $965, respectively, within cost of operations associated with the reversal of a contingency for a transfer station permit expansion that is no longer deemed viable.
Fair Value of Debt
As of September 30, 2023, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds 2013, Vermont Bonds 2022A-1, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020, New York Bonds 2020R-2 and New Hampshire Bonds (collectively, the "Industrial Revenue Bonds") was approximately $223,926 and the carrying value was $232,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2023, the carrying values of our Term Loan Facility and 2023 Term Loan Facility were $350,000 and $424,625, respectively, and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Eastern, Western and Mid-Atlantic regions. The Mid-Atlantic region, which was formed as a result of the GFL Acquisition on June 30, 2023, commenced operations on July 1, 2023. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Corporate Entities results reflect those costs not allocated to our reportable operating segments.
Three Months Ended September 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$97,507	$24,911	$12,381	$11,160	$417,138
Western	136,019	46,307	20,976	20,462	986,659
Mid-Atlantic	43,722	212	10,182	(747)	557,710
Resource Solutions	75,487	4,172	3,452	4,110	242,413
Corporate Entities	—	—	745	(797)	294,095
Eliminations	—	(75,602)	—	—	—
	$352,735	$—	$47,736	$34,188	$2,498,015

Three Months Ended September 30, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$93,137	$23,027	$11,907	$10,061	$361,950
Western	121,903	40,703	16,778	22,405	725,232
Mid-Atlantic	—	—	—	—	—
Resource Solutions	80,228	1,579	3,138	4,526	189,854
Corporate Entities	—	—	704	(704)	122,311
Eliminations	—	(65,309)	—	—	—
	$295,268	$—	$32,527	$36,288	$1,399,347

Nine Months Ended September 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$274,740	$67,843	$36,431	$20,819	$417,138
Western	371,281	125,208	57,559	51,880	986,659
Mid-Atlantic	43,722	212	10,182	(747)	557,710
Resource Solutions	215,232	10,975	9,618	2,854	242,413
Corporate Entities	—	—	2,305	(7,739)	294,095
Eliminations	—	(204,238)	—	—	—
	$904,975	$—	$116,095	$67,067	$2,498,015

Nine Months Ended September 30, 2022

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$251,720	$61,842	$34,895	$13,981	$361,950
Western	332,626	112,687	47,376	51,565	725,232
Mid-Atlantic	—	—	—	—	—
Resource Solutions	228,616	2,673	9,011	14,453	189,854
Corporate Entities	—	—	1,824	(1,824)	122,311
Eliminations	—	(177,202)	—	—	—
	$812,962	$—	$93,106	$78,175	$1,399,347
A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collection	$206,093	$144,117	$495,917	$400,910
Disposal	66,337	66,147	181,433	169,503
Power generation	1,797	1,643	5,042	6,050
Processing	3,021	3,133	7,351	7,883
Solid waste operations	277,248	215,040	689,743	584,346
Processing	27,782	32,159	75,970	93,421
National Accounts	47,705	48,069	139,262	135,195
Resource Solutions operations	75,487	80,228	215,232	228,616
Total revenues	$352,735	$295,268	$904,975	$812,962

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
We provide integrated solid waste services in nine states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware and Maryland, with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which are the basis of our newly formed regional operating segment, the Mid-Atlantic region, that expanded our integrated solid waste services to the states of Delaware and Maryland ("GFL Acquisition"). Operations under the Mid-Atlantic region commenced on July 1, 2023. For additional disclosure regarding the GFL Acquisition see Note 4, Business Combinations, Note 7, Debt, Note 9, Stockholders’ Equity and Note 11, Other Items and Charges to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
We manage our solid waste operations on a geographic basis through regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of solid waste services. We manage our resource-renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
As of October 15, 2023, we owned and/or operated 64 solid waste collection operations, 71 transfer stations, 29 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Operations under the Mid-Atlantic region commenced on July 1, 2023. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation, landfill gas-to-energy, and processing services in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource-renewal operations through the Resource Solutions operating segment, which includes processing services and non-processing services, which we now refer to as our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

A summary of revenues attributable to services provided (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2023		2022			2023		2022
Collection	$206.1	58.4%	$144.1	48.8%	$62.0	$495.9	54.8%	$400.9	49.3%	$95.0
Disposal	66.3	18.8%	66.1	22.4%	0.2	181.4	20.0%	169.5	20.9%	11.9
Power	1.8	0.5%	1.6	0.6%	0.2	5.0	0.6%	6.1	0.7%	(1.1)
Processing	3.0	0.9%	3.2	1.0%	(0.2)	7.4	0.8%	7.8	1.0%	(0.4)
Solid waste	277.2	78.6%	215.0	72.8%	62.2	689.7	76.2%	584.3	71.9%	105.4
Processing	27.8	7.9%	32.2	10.9%	(4.4)	76.0	8.4%	93.5	11.5%	(17.5)
National Accounts	47.7	13.5%	48.1	16.3%	(0.4)	139.3	15.4%	135.2	16.6%	4.1
Resource Solutions	75.5	21.4%	80.3	27.2%	(4.8)	215.3	23.8%	228.7	28.1%	(13.4)
Total revenues	$352.7	100.0%	$295.3	100.0%	$57.4	$905.0	100.0%	$813.0	100.0%	$92.0
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2023 vs. 2022		Period-to-Period Change for the Nine Months Ended September 30, 2023 vs. 2022
	Amount	% Growth	Amount	% Growth
Price	$14.9	6.9%	$45.1	7.7%
Volume	(7.2)	(3.3)%	(11.9)	(2.0)%
Surcharges and other fees	(0.2)	(0.2)%	11.0	1.8%
Commodity price and volume	—	—%	(1.7)	(0.3)%
Acquisitions	54.7	25.5%	62.9	10.8%
Solid waste revenues	$62.2	28.9%	$105.4	18.0%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$11.0 million from favorable collection pricing; and
•$3.9 million from favorable disposal pricing associated with our landfills, transfer stations and, to a lesser extent transportation services.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$32.9 million from favorable collection pricing; and
•$12.2 million from favorable disposal pricing associated with our landfills, transfer stations and, to a lesser extent transportation services.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$(4.5) million from lower disposal volumes (of which $(4.1) million relates to lower landfill volumes, $(0.2) million relates to lower transfer station volumes and $(0.2) million relates to lower transportation volumes) due to slowing economic activity; partially offset by the increase in disposal volumes in the Western region due to flooding caused from severe weather; and
•$(2.8) million from lower collection volumes associated with slowing economic activity, higher customer churn due to increased pricing and fees charged to additional customers in our Western region, and to a lesser extent purposeful shedding of less profitable customers; partially offset by
•$0.1 million from higher processing volumes.

The volume change component in year-to-date solid waste revenues growth is the result of the following:
•$(8.1) million from lower collection volumes associated with slowing economic activity, higher customer churn due to increased pricing and fees charged to additional customers in our Western region, and to a lesser extent purposeful shedding of less profitable customers; and
•$(4.0) million from lower disposal volumes (of which $(4.0) million relates to lower landfill volumes, $(1.3) million relates to lower transportation volumes and $1.3 million relates to increased transfer station volumes) due to slowing economic activity; partially offset by the increase in disposal volumes in the Western region due to flooding from severe weather; partially offset by
•$0.2 million from higher processing volumes.
Surcharges and other fees.
The decline in surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of lower energy and environmental fee (“E&E Fee(s)”) revenues, partially offset by fuel surcharges and environmental fee revenues associated with the GFL Acquisition and higher sustainability recycling adjustment fee (“SRA Fee(s)”) revenues. Lower E&E Fee revenues associated with our fuel cost recovery program were the result of lower diesel fuel prices. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate.
The growth in surcharges and other fees change component in year-to-date solid waste revenues growth from the prior year period is the result of fuel surcharges and environmental fee revenues associated with the GFL Acquisition, higher SRA Fee revenues, and higher E&E Fee revenues. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate. Higher E&E Fee revenues associated with our fuel cost recovery program were the result of a higher customer participation rate, partially offset by lower diesel fuel prices.
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel recovery programs and SRA Fee.
Commodity price and volume.
The decline in commodity price and volume change component in year-to-date solid waste revenues growth from the prior year period is primarily from our Western region associated with: unfavorable commodity and energy pricing and lower gas-to-energy volumes; partially offset by higher commodity processing volumes.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of increased activity in line with our growth strategy associated with the timing and acquisition of five businesses in the nine months ended September 30, 2023, including: the formation of our Mid-Atlantic region operating segment through the GFL Acquisition, which commenced operations effective July 1, 2023, and the acquisition of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), a collection, transfer and recycling business in the greater Albany, New York area ("Twin Bridges Acquisition"), which commenced operations September 1, 2023, and twelve businesses in fiscal year 2022.
Resource Solutions revenues
The decline in quarterly Resource Solutions revenues of $(4.8) million from the prior year period is the result of the following:
•$(6.3) million primarily from the unfavorable impact of lower recycled commodity pricing on processing revenues, partially offset by higher tipping fees and other processing pricing; and
•$(0.4) million from lower revenues associated with our National Accounts business due to decreased volumes and lower fees, offset in part by favorable pricing; partially offset by
•$1.1 million from acquisition activity; and
•$0.8 million from higher processing volumes mainly driven by higher recycled commodity volumes.
The decline in year-to-date Resource Solutions revenues of $(13.4) million from the prior year period is the result of the following:
•$(28.6) million primarily from the unfavorable impact of lower recycled commodity pricing on processing revenues, offset in part by higher tipping fees and other processing pricing; partially offset by
•$8.2 million from increased processing volumes mainly driven by higher recycled commodity volumes;
•$3.8 million from acquisition activity; and
•$3.2 million from higher revenues associated with our National Accounts business due to favorable pricing, partially offset by decreased volumes and lower fees.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2023		2022			2023		2022
Cost of operations	$226.3	64.2%	$190.3	64.4%	$36.0	$592.9	65.5%	$538.8	66.3%	$54.1
General and administration	$41.2	11.7%	$34.3	11.6%	$6.9	$112.7	12.5%	$97.7	12.0%	$15.0
Depreciation and amortization	$47.7	13.5%	$32.5	11.0%	$15.2	$116.1	12.8%	$93.1	11.5%	$23.0
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2023		2022			2023		2022
Direct costs	$86.7	24.6%	$76.7	26.0%	$10.0	$225.5	24.9%	$210.8	25.9%	$14.7
Direct labor costs	49.3	14.0%	37.3	12.6%	12.0	123.3	13.6%	107.8	13.3%	15.5
Direct operational costs	25.1	7.1%	22.9	7.8%	2.2	71.1	7.9%	66.0	8.1%	5.1
Fuel costs	13.6	3.9%	12.1	4.1%	1.5	34.0	3.8%	35.6	4.4%	(1.6)
Maintenance and repair costs	27.1	7.7%	21.0	7.0%	6.1	72.6	8.0%	59.7	7.4%	12.9
Other operational costs	24.5	6.9%	20.3	6.9%	4.2	66.4	7.3%	58.9	7.2%	7.5
	$226.3	64.2%	$190.3	64.4%	$36.0	$592.9	65.5%	$538.8	66.3%	$54.1
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and nine months ended September 30, 2023 and 2022 are summarized below:
•Direct costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $11.0 million of direct costs, and the following cost changes: (i) higher disposal costs driven by acquisition-related growth; and (ii) higher third-party disposal rates and hauling charges related to inflationary pressures; partially offset in dollars, and more than offset as a percentage of revenues, by (i) lower purchased material costs in our Resource Solutions operating segment; and (ii) lower hauling and transportation costs on lower organic disposal volumes in our Eastern region operating segment.
•Direct labor costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $8.8 million of direct labor costs and an increase as a percentage of revenues from the business mix including more labor intensive rear-load operations, and the following cost changes: higher wages and benefit costs driven by acquisition-related growth and inflationary pressures; partially offset by (i) improved routing efficiencies; (ii) lower outside labor costs; and (ii) lower organic disposal volumes in our Eastern region operating segment.
•Direct operational costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $1.9 million of direct operational costs, and the following cost changes year-to-date: (i) higher other operating costs on acquisition-related growth and inflationary pressures; (ii) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations; (iii) higher host community and royalty fees in our Western region; and (iv) higher tire repair and replacement costs; partially offset in dollars, and more than offset as a percentage of revenues, by (i) lower landfill related operating costs on lower volumes and (ii) lower vehicle insurance costs.

•Fuel costs increased in aggregate dollars quarterly due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $3.0 million of fuel costs, and decreased in aggregate dollars year-to-date primarily due to: lower diesel fuel prices and lower organic solid waste volumes; partially offset by higher diesel fuel consumption related to acquisition-related growth. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $3.4 million of maintenance and repair costs, and the following cost changes: (i) higher personnel related expenses and supply costs related to parts and repairs associated with acquisition-related growth and inflationary pressures; and (ii) higher vehicle maintenance costs driven by delays in the delivery of fleet replacements.
•Other operational costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $1.8 million of other operational costs, and higher facility costs related to: (i) higher spend on outside repairs and personnel related expenses associated with acquisition-related growth and inflationary pressures; and (ii) increased facility insurance costs; partially offset by a gain on resolution of acquisition-related contingent consideration associated with the reversal of a contingency for a transfer station permit expansion in our Western region that is no longer deemed viable.
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
A summary of the major components of our general and administration expenses is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2023		2022			2023		2022
Labor costs	$26.8	7.6%	$23.5	7.9%	$3.3	$74.1	8.2%	$66.9	8.2%	$7.2
Professional fees	2.2	0.6%	1.8	0.6%	0.4	6.9	0.8%	5.2	0.6%	1.7
Provision for bad debt expense	0.7	0.2%	0.8	0.3%	(0.1)	1.7	0.2%	1.9	0.2%	(0.2)
Other	11.5	3.3%	8.2	2.8%	3.3	30.0	3.3%	23.7	3.0%	6.3
	$41.2	11.7%	$34.3	11.6%	$6.9	$112.7	12.5%	$97.7	12.0%	$15.0
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our general and administration expenses during the three and nine months ended September 30, 2023 and 2022 are summarized below:
•Labor costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $1.4 million of labor costs, and the following cost changes: (i) higher salary, wages and benefit costs on acquisition-related growth and inflationary pressures; and (ii) higher equity compensation costs year-to-date; partially offset by lower accrued incentive compensation costs.
•Other costs increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $1.5 million of other costs, and the following cost changes: (i) an increase in general overhead costs related to business growth and inflationary pressures; (ii) an increase in service agreement costs; (iii) quarterly property taxes; and (iv) sponsorship and advertising related costs.

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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2023		2022			2023		2022
Depreciation expense	$27.5	7.8%	$19.7	6.7%	$7.8	$68.8	7.6%	$58.2	7.2%	$10.6
Landfill amortization expense	10.1	2.9%	8.5	2.9%	1.6	28.9	3.2%	22.6	2.8%	6.3
Other amortization expense	10.1	2.8%	4.3	1.4%	5.8	18.4	2.0%	12.3	1.5%	6.1
	$47.7	13.5%	$32.5	11.0%	$15.2	$116.1	12.8%	$93.1	11.5%	$23.0
The most significant items impacting the changes in our depreciation and amortization expenses during the three and nine months ended September 30, 2023 and 2022 are summarized below:
•Depreciation expense increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $5.5 million of depreciation expense, and the following impacts: (i) acquisition activity; and (ii) increased investment in our fleet.
•Landfill amortization expense increased in aggregate dollars primarily due to changes in cost and other assumptions from the prior year periods more than offsetting lower landfill volumes.
•Other amortization expense increased in aggregate dollars primarily due to the commencement of operations of the Mid-Atlantic operating segment effective July 1, 2023, which resulted in $4.6 million of other amortization expense, and other acquisition activity.
Expense from Acquisition Activities
In the three and nine months ended September 30, 2023, we recorded charges of $3.3 million and $9.8 million, respectively, and in the three and nine months ended September 30, 2022, we recorded charges of $0.8 million and $3.9 million, respectively, comprised primarily of legal, consulting and other similar costs associated with due diligence and the acquisition and integration of acquired businesses, including the GFL Acquisition and the Twin Bridges Acquisition in the nine months ended September 30, 2023.
Legal Settlement
In the nine months ended September 30, 2023, we accrued for a charge of $6.2 million in current liabilities due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 (“FLSA”) as well as state wage and hours laws. The settlement agreement was executed July 24, 2023 and has received court approval.
Environmental Remediation Charge
In the three and nine months ended September 30, 2022, we recorded a charge of $0.8 million associated with the investigation of potential remediation at an inactive waste disposal site that adjoins one of our landfills.

Other Expenses
Interest Expense, net
Our interest expense, net increased $4.2 million quarterly and $7.1 million year-to-date as compared to the same periods in the prior year due primarily to: (i) entering into a $430.0 million aggregate principal amount term loan A facility (“2023 Term Loan Facility”) to fund the GFL Acquisition; (ii) the amortization of transaction, legal, and other similar debt issuance costs incurred associated with bridge financing activities related to the GFL Acquisition and the Twin Bridges Acquisition; (iii) rising interest rates; (iv) and the issuance of $35.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) in June 2022 and $35.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) in August 2023; partially offset by higher interest income associated with the timing of financing activities resulting in a higher average cash balance and rising interest rates. For additional disclosure regarding interest expense, see Note 7, Debt to our consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Loss from Termination of Bridge Financing
In the nine months ended September 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3.7 million, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4.5 million.
Provision for Income Taxes
Our provision for income taxes decreased $(3.1) million in the three months ended September 30, 2023, and decreased $(9.9) million in the nine months ended September 30, 2023, as compared to the prior year periods. This is primarily due to increased depreciation and amortization from acquisitions, higher interest expenses and debt extinguishment costs during the nine months ended September 30, 2023. The provision for income taxes in the nine months ended September 30, 2023 included $3.8 million of current income taxes and $4.9 million of deferred income taxes. The provision for income taxes in the nine months ended September 30, 2022 included $4.9 million of current income taxes and $13.8 million of deferred income taxes. The effective rate excluding discrete items for the fiscal year ending December 31, 2023 ("fiscal year 2023") is 27.3% and is computed based on the statutory rate of 21% adjusted primarily for state taxes and nondeductible officer compensation. The discrete items include equity compensation, a portion of equity compensation disallowed pursuant to Section 162(m) of the Internal Revenue Code and a provision for the entry booked relating to the prior year. The equity compensation deduction is taken into account in the nine months ended September 30, 2023 due to the timing of bonuses and equity awards. Where the long-term trend of the stock price underlying the equity compensation has been increasing, this creates a larger deduction for tax, which reduces the effective rate for the nine months ended September 30, 2023. The effective rate for the nine months ended September 30, 2023 is 24.4%. For the nine months ended September 30, 2022 the effective rate was 29.5%.
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
We carried $5.8 million of pre-2018 net operating losses and $46.5 million of post-2017 net operating losses into the 2023 tax year. Due to the structure of our acquisitions during the nine months ended September 30, 2023, we are projecting a significant increase to depreciation and amortization deductions during the 2023 tax year. As such, we are projecting to utilize significantly less net operating losses during fiscal year 2023 than we projected in the three months ended March 31, 2023. Currently, we expect to utilize all our pre-2018 net operating losses in fiscal year 2023 and carryforward about $35 million post-2017 net operating losses to the fiscal year ending December 31, 2024. We expect some refinements to our tax provision for fiscal year 2023 as we obtain and analyze more detailed information from acquisitions, including the GFL Acquisition and the Twin Bridges Acquisition.
In addition, the TCJA added limitations on the deductibility of interest expense that became more restrictive beginning in tax year 2022 and will limit the deductibility of some of our interest expense. Any interest expense limited may be carried forward indefinitely and utilized in later years subject to said interest limitation.

Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2023	2022		2023	2022
Eastern	$97.5	$93.1	$4.4	$274.7	$251.7	$23.0
Western	136.0	121.9	14.1	371.3	332.6	38.7
Mid-Atlantic	43.7	—	43.7	43.7	—	43.7
Resource Solutions	75.5	80.3	(4.8)	215.3	228.7	(13.4)
Total revenues	$352.7	$295.3	$57.4	$905.0	$813.0	$92.0

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2023 vs. 2022		Period-to-Period Change for the Nine Months Ended September 30, 2023 vs. 2022
	Amount	% Growth	Amount	% Growth
Price	$7.7	8.3%	$23.5	9.4%
Volume	(4.3)	(4.6)%	(6.1)	(2.4)%
Surcharges and other fees	(1.8)	(2.0)%	2.9	1.1%
Commodity price and volume	—	—%	(0.1)	(0.1)%
Acquisitions	2.8	3.0%	2.8	1.1%
Solid waste revenues	$4.4	4.7%	$23.0	9.1%

Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$5.7 million from favorable collection pricing; and
•$2.0 million from favorable disposal pricing related to transfer stations and landfills.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$16.8 million from favorable collection pricing; and
•$6.7 million from favorable disposal pricing related to transfer stations and landfills.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$(4.5) million from lower disposal volumes (of which $(3.3) million relates to lower transfer station volumes, $(1.3) million relates to decreased landfill volumes and $0.1 million associated with higher transportation volumes) due to slowing economic activity and, in the case of landfill volumes, the customer and material mix; partially offset by
•$0.1 million from higher collection volumes; and
•$0.1 million from higher processing volumes.
The volume change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$(5.8) million from lower disposal volumes (of which $(3.2) million relates to lower transfer station volumes, $(1.9) million is associated with decreased landfill volumes and $(0.7) million is associated with lower transportation volumes) due to slowing economic activity and, in the case of landfill volumes, the customer and material mix; and

•$(0.5) million from lower collection volumes associated with slowing economic activity and to a lesser extent purposeful shedding of less profitable customers; partially offset by
•$0.2 million from higher processing volumes.
Surcharges and other fees.
The decline in surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of lower E&E Fee revenues, partially offset by higher SRA Fee revenues. Lower E&E Fee revenues associated with our fuel cost recovery program were the result of lower diesel fuel prices. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate.
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
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel recovery programs and SRA Fee.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of increased acquisition activity in line with our growth strategy, including the timing and acquisition of one business in the nine months ended September 30, 2023 and two businesses in the fiscal year ended December 31, 2022.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2023 vs. 2022		Period-to-Period Change for the Nine Months Ended September 30, 2023 vs. 2022
	Amount	% Growth	Amount	% Growth
Price	$7.1	5.9%	$21.6	6.5%
Volume	(2.9)	(2.4)%	(5.8)	(1.8)%
Surcharges and other fees	(1.3)	(1.1)%	5.2	1.6%
Commodity price and volume	—	—%	(1.6)	(0.5)%
Acquisitions	11.2	9.2%	19.3	5.8%
Solid waste revenues	$14.1	11.6%	$38.7	11.6%
Price.
The price change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$5.3 million from favorable collection pricing; and
•$1.8 million from favorable disposal pricing related to landfills, transfer stations, and transportation services.
The price change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$16.1 million from favorable collection pricing; and
•$5.5 million from favorable disposal pricing related to landfills, transfer stations, and transportation services.
Volume.
The volume change component in quarterly solid waste revenues growth from the prior year period is the result of the following:
•$(2.9) million from lower collection volumes associated with slowing economic activity, higher customer churn due to increased pricing and fees charged to additional customers, and to a lesser extent purposeful shedding of less profitable customers; and

•Disposal volumes were flat ($3.1 million of higher transfer station volumes, $(2.8) million in lower landfill volumes and $(0.3) million in lower transportation volumes) due to higher disposal volumes associated with the flooding caused by severe weather; offset by slowing economic activity.
The volume change component in year-to-date solid waste revenues growth from the prior year period is the result of the following:
•$(7.7) million from lower collection volumes associated with slowing economic activity, higher customer churn due to increased pricing and fees charged to additional customers, and to a lesser extent purposeful shedding of less profitable customers; partially offset by
•$1.9 million from higher disposal volumes (of which $4.5 million relates to higher transfers stations volumes; partially offset by $(2.1) million in lower landfill volumes and $(0.5) million in lower transportation volumes) related to higher disposal volumes associated with the flooding caused from severe weather; partially offset by slowing economic activity.
Surcharges and other fees.
The decline in surcharges and other fees change component in quarterly solid waste revenues growth from the prior year period is the result of lower E&E Fee revenues, partially offset by higher SRA Fee revenues. Lower E&E Fee revenues associated with our fuel cost recovery program were the result of lower diesel fuel prices. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate.
The growth in surcharges and other fees change component in year-to-date solid waste revenues growth from the prior year period is the result of higher SRA Fee and E&E Fee revenues. Higher SRA Fee revenues were the result of lower recycled commodity prices and a higher customer participation rate. Higher E&E Fee revenues associated with our fuel cost recovery program were the result of a higher customer participation rate, partially offset by lower diesel fuel prices.
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel recovery programs and SRA Fee.
Commodity price and volume.
The decline in commodity price and volume change component in year-to-date solid waste revenues growth from the prior year period is primarily associated with unfavorable commodity and energy pricing and lower gas-to-energy volumes; partially offset by higher commodity processing volumes.
Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year period are the result of increased acquisition activity in line with our growth strategy, including the timing and acquisition of the Twin Bridges Acquisition and two additional businesses in the nine months ended September 30, 2023, and ten businesses in the fiscal year 2022.
Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2023 vs. 2022	Period-to-Period Change for the Nine Months Ended September 30, 2023 vs. 2022
	Amount	Amount
Surcharges and other fees	$3.0	$3.0
Acquisitions	40.7	40.7
Solid waste revenues	$43.7	$43.7
Surcharges and other fees.
The surcharges and other fees change components in quarterly and year-to-date solid waste revenues growth from the prior year periods are the result of fuel surcharges and environmental fee revenues.
See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel recovery programs.

Acquisitions.
The acquisitions change components in quarterly and year-to-date solid waste revenues growth from the prior year period are the result of the GFL Acquisition, which resulted in $40.2 million in collection revenue and $0.5 million in transfer station revenue.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2023	2022		2023	2022
Eastern	$11.2	$10.1	$1.1	$20.8	$14.0	$6.8
Western	20.5	22.4	(1.9)	51.9	51.6	0.3
Mid-Atlantic	(0.7)	—	(0.7)	(0.7)	—	(0.7)
Resource Solutions	4.1	4.5	(0.4)	2.9	14.5	(11.6)
Corporate Entities	(0.9)	(0.7)	(0.2)	(7.8)	(1.9)	(5.9)
Operating income	$34.2	$36.3	$(2.1)	$67.1	$78.2	$(11.1)

Eastern Region
Operating income increased $1.1 million quarterly and $6.8 million year-to-date from the prior year periods. Excluding the impact of the Southbridge Landfill closure charge, the FLSA-related legal settlement charge and the expense from acquisition activities, our operating performance in the three and nine months ended September 30, 2023 was driven by revenue growth, inclusive of inter-company revenues, more than offsetting the following cost changes.
Cost of operations
Cost of operations increased $3.4 million quarterly and $14.2 million year-to-date from the prior year periods due to the following:
•Direct costs increased in aggregate dollars primarily due to: higher disposal costs, including landfill disposal costs, driven by acquisition-related growth and higher disposal rates due to inflationary pressures; partially offset by lower hauling and transportation costs on lower organic disposal volumes;
•Direct labor costs increased in aggregate dollars primarily due to: (i) inflationary pressures; and (ii) acquisition activity; partially offset by (i) lower spend on outside labor, (ii) lower organic disposal volumes; and (iii) improved routing efficiencies;
•Fuel costs decreased in aggregate dollars primarily due to: lower diesel fuel prices and lower organic solid waste volumes; partially offset by higher diesel fuel consumption related to acquisition-related growth. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel costs;
•Maintenance and repair costs increased in aggregate dollars driven by higher fleet and container maintenance costs due to: (i) higher personnel related expenses and supply costs related to repairs and parts associated with acquisition-related growth and inflationary pressures; and (ii) higher vehicle maintenance costs from delays in the delivery of fleet replacements; partially offset by lower spend on outside container repairs; and
•Other operational costs increased in aggregate dollars driven by: (i) higher facility costs primarily associated with an increase in spend on outside repairs; and (ii) higher personnel related expenses due to acquisition-related growth and inflationary pressures.
General and administration
General and administration expense increased $1.8 million quarterly and $4.8 million year-to-date from the prior year periods due primarily to: (i) wage inflation; (ii) the allocation of higher shared service costs; and to a lesser extent (iii) quarterly acquisition-related growth; partially offset by lower accrued incentive compensation costs.
Depreciation and amortization
Depreciation and amortization expense increased $0.5 million quarterly and $1.5 million year-to-date from the prior year periods due to higher landfill amortization expense as the result of changes in cost and other assumptions from prior year more than offsetting lower landfill volumes; partially offset year-to-date by additional depreciation and other amortization expense related to a purchase price allocation adjustment in the quarter ended March 31, 2022.

Western Region
Operating income decreased $(1.9) million quarterly and increased $0.3 million year-to-date from the prior year periods. Excluding the impact of the FLSA-related legal settlement charge, expense from acquisition activities and the environmental remediation charge, our operating performance in the three and nine months ended September 30, 2023 was driven by revenue growth, inclusive of inter-company revenues, and the following cost changes.
Cost of operations
Cost of operations increased $14.5 million quarterly and $31.8 million year-to-date from the prior year periods due to the following:
•Direct costs increased in aggregate dollars primarily due to: higher hauling, transportation and disposal costs, including landfill disposal costs, driven by (i) acquisition-related growth; and (ii) higher third-party disposal rates and hauling charges due to inflationary pressures; partially offset by lower hauling and transportation costs on lower organic collection volumes;
•Direct labor costs increased in aggregate dollars primarily due to: acquisition-related growth and inflationary pressures; partially offset by improved routing efficiencies;
•Direct operational costs increased in aggregate dollars primarily due to: (i) acquisition-related growth; (ii) inflationary pressures; (iii) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations; (iv) higher year-to-date host community and royalty fees; (v) and higher tire repair and replacement costs; partially offset by lower vehicle insurance costs quarterly and landfill related operating costs on lower volumes;
•Maintenance and repair costs increased in aggregate dollars due to higher fleet maintenance costs driven by: (i) personnel related expenses, supply costs related to repairs and parts and outside repair spend associated with acquisition-related growth and inflationary pressures; and (ii) higher vehicle maintenance costs from delays in the delivery of fleet replacements; and
•Other operational costs increased in aggregate dollars driven by higher facility costs primarily due to: higher spend on outside repairs and personnel related expenses associated with acquisition-related growth and inflationary pressures; partially offset by a gain on resolution of acquisition-related contingent consideration associated with the reversal of a contingency for a transfer station permit expansion that is no longer deemed viable; partially offset by
•Fuel costs decreased in aggregate dollars primarily due to: lower diesel fuel prices and lower collection volumes; partially offset by higher diesel fuel consumption related to acquisition-related growth. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
General and administration
General and administration expense increased $2.3 million quarterly and $5.5 million year-to-date from the prior year periods, due primarily to (i) acquisition-related growth; (ii) wage inflation; (iii) an increase in general overhead costs due to inflationary pressures and to support business growth; and (iv) the allocation of higher shared service costs; partially offset by lower accrued incentive compensation costs quarterly.
Depreciation and amortization
Depreciation and amortization expense increased $4.2 million quarterly and $10.2 million year-to-date from the prior year periods due primarily to (i) acquisition activity; (ii) increased investment in our fleet; and (iii) higher landfill amortization expense attributed to changes in cost and other assumptions from prior year more than offsetting lower landfill volumes.
Mid-Atlantic
Collection and transfer station operations for our Mid-Atlantic region operating segment commenced on July 1, 2023. Operating deficit was $(0.7) million for the Mid-Atlantic region operating segment in the three and nine months ended September 30, 2023 driven primarily by solid waste collection services, as revenues, inclusive of inter-company revenues, was more than offset by $30.0 million cost of operations, $3.0 million of general and administration expense, $10.2 million of depreciation and amortization expense and $1.5 million of expense from acquisition activities, comprised primarily of legal, consulting and integration costs pertaining to the GFL Acquisition.
Resource Solutions
Operating income decreased $(0.4) million quarterly and $(11.6) million year-to-date from the prior year periods. Excluding the impact of the expense from acquisition activities, our operating performance in the three and nine months ended September 30, 2023 was driven by revenue decline, inclusive of inter-company revenues, and the following cost changes.

Cost of operations
Cost of operations decreased $(1.7) million quarterly and increased $4.7 million year-to-date from the prior year periods due to the following:
•Direct costs increased in aggregate dollars year-to-date due primarily to: (i) higher disposal rates and hauling charges related to inflationary pressures; and (ii) higher costs associated with the diversion of materials from our Boston, Massachusetts material recovery facility, which underwent a retrofit during the nine months ended September 30, 2023; partially offset year-to-date, and more than offset in total quarterly, by lower purchased material costs;
•Maintenance and repair costs increased in aggregate dollars due to higher fleet and year-to-date container maintenance costs driven by personnel related expenses and supply costs related to repairs and parts associated primarily with inflationary pressures;
•Other operational costs increased in aggregate dollars driven by higher facility costs primarily due to: (i) higher year-to-date spend on outside repairs; (ii) increased facility insurance costs; and (iii) higher personnel related expenses primarily due to inflationary pressures; and
•Direct labor costs decreased in aggregate dollars primarily due to lower outside labor costs associated with the diversion of materials from our Boston, Massachusetts material recovery facility, which underwent a retrofit during the nine months ended September 30, 2023.
General and administration
General and administration expense decreased $(0.2) million quarterly and increased $1.7 million year-to-date from the prior year periods due to: (i) wage inflation; (ii) an increase in general overhead costs associated with inflationary pressures; and (iii) the allocation of higher shared service costs; partially offset year-to-date and more than offset quarterly by (i) lower accrued incentive compensation costs; and (ii) lower bad debt expense.
Depreciation and amortization:
Depreciation and amortization expense increased $0.3 million quarterly and $0.6 million year-to-date from the prior year periods due primarily to the timing of acquisition activity.
Corporate Entities
Corporate Entities operating loss reflects those costs not allocated to our reportable operating segments, which typically consists of depreciation and amortization expense. Operating deficit increased $(0.2) million quarterly and $(5.9) million year-to-date from the prior year periods due to unallocated acquisition related expenses year-to-date, comprised primarily of legal, consulting and other similar costs.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of September 30, 2023, we had $272.3 million of undrawn capacity from our $300.0 million revolving credit facility ("Revolving Credit Facility") and $219.1 million of cash and equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
Our known current- and long-term uses of cash include, among other possible demands: (i) acquisitions, (ii) capital expenditures and leases, (iii) repayments to service debt and other long-term obligations and (iv) payments for final capping, closure and post-closure asset retirement obligations and environmental remediation liabilities. We have made in the past and plan to make in the future, acquisitions to expand service areas, densify existing operations, and grow services for our customers. Future acquisitions may include larger, more strategic acquisitions that may be inside or outside of our existing market, which could require additional financing either in the form of debt or equity.

A summary of cash and cash equivalents, restricted cash, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	September 30, 2023	December 31, 2022	$ Change
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$219.1	$71.2	$147.9
Restricted cash	2.7	—	2.7
Total cash, cash equivalents and restricted cash	$221.8	$71.2	$150.6
Current assets, excluding cash, cash equivalents and restricted cash	$194.3	$136.3	$58.0
Restricted assets	$1.9	$1.9	$—
Total current liabilities:
Current liabilities, excluding current maturities of debt	$219.2	$168.6	$50.6
Current maturities of debt	34.0	9.0	25.0
Total current liabilities	$253.2	$177.6	$75.6
Debt, less current portion	$1,024.0	$594.5	$429.5
Current assets, excluding cash, cash equivalents and restricted cash, increased $58.0 million and current liabilities increased $75.6 million in the nine months ended September 30, 2023, resulting in a $(17.6) million decline in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash, minus current liabilities), from $(41.3) million as of December 31, 2022 to $(58.9) million as of September 30, 2023. We strive to maintain a negative working capital cycle driven by shorter days sales outstanding as compared to days payable outstanding in an effort to collect money at a faster rate than paying bills to facilitate business growth.
Summary of Cash Flow Activity
Cash, cash equivalents and restricted cash increased $150.6 million in the nine months ended September 30, 2023. A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2023	2022
Net cash provided by operating activities	$157.8	$152.4	$5.4
Net cash used in investing activities	$(937.2)	$(161.1)	$(776.1)
Net cash provided by financing activities	$930.0	$22.8	$907.2

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2023	2022
Net income	$27.2	$44.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.1	93.1
Interest accretion on landfill and environmental remediation liabilities	7.5	6.0
Amortization of debt issuance costs	2.2	1.4
Stock-based compensation	6.7	5.6
Operating lease right-of-use assets expense	11.0	10.4
Disposition of assets, other items and charges, net	0.3	(0.3)
Loss from termination of bridge financing	8.2	—
Deferred income taxes	5.2	13.8
	184.4	174.7
Changes in assets and liabilities, net	(26.6)	(22.3)
Net cash provided by operating activities	$157.8	$152.4

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $5.4 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was the result of operational performance, partially offset by an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, see "Results of Operations" included in this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q. The increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, which are affected by both cost changes and the timing of payments, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to the following:
•a $(9.1) million unfavorable impact to operating cash flows associated with the change in accounts receivable primarily due to acquisition-related growth more than offsetting a favorable decrease in days sales outstanding from the prior year period;
•a $(7.5) million unfavorable impact to operating cash flows associated with the changes in accrued expenses, contract liabilities and other liabilities due to higher payments associated with landfill capping, closure and post closure activity and a higher decline in accrued payroll related primarily to accrued incentive compensation, partially offset by acquisition-related growth; and
•a $(4.3) million unfavorable impact to operating cash flows associated with the change in prepaid expenses, inventories and other assets associated with the timing of payments and acquisition-related growth; partially offset by
•a $16.6 million favorable impact to operating cash flows associated with the change in accounts payable due to acquisition-related growth and the favorable increase in days payable outstanding from the prior year period.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2023	2022
Acquisitions, net of cash acquired	$(847.8)	$(74.0)
Additions to property, plant and equipment	(90.4)	(87.7)
Proceeds from sale of property and equipment	1.0	0.6
Net cash used in investing activities	$(937.2)	$(161.1)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the nine months ended September 30, 2023, we acquired five businesses for total consideration of $845.1 million, including $842.6 million in cash and paid $5.2 million in holdback payments on businesses previously acquired, as compared to the nine months ended September 30, 2022 during which we acquired twelve businesses for total consideration of $78.1 million, including $72.7 million in cash, and paid $1.3 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $2.7 million higher in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to higher capital spend associated with (i) inflation; (ii) facility spend related to the purchase of a transfer station that was formerly leased and the retrofitting of our Boston, Massachusetts single-stream material recovery facility; (iii) development of rail side infrastructure at our Subtitle D landfill located in Mount Jewett, Pennsylvania and (iv) acquisition activity; partially offset by timing of spend for vehicles, machinery, equipment and containers.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2023	2022
Proceeds from long-term borrowings	$465.0	$82.2
Principal payments on debt	(18.5)	(57.4)
Payments of debt issuance costs	(12.8)	(1.2)
Payments of contingent consideration	—	(1.0)
Proceeds from the exercise of share based awards	0.1	0.2
Proceeds from the public offering of Class A common stock	496.2	—
Net cash provided by financing activities	$930.0	$22.8

A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity increased $421.7 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due primarily to entering into the $430.0 million aggregate principal amount 2023 Term Loan Facility in June 2023 and the issuance of $35.0 million aggregate principal amount of New York Bonds 2020R-2 in August 2023, partially offset by the issuance of $35.0 million aggregate principal amount of Vermont Bonds 2022A-1 in the prior year period.
Payment of debt issuance costs. We paid $12.8 million of debt issuance costs in the nine months ended September 30, 2023, which included $8.7 million related to bridge financing activities associated with the GFL Acquisition and the Twin Bridges Acquisition. In the nine months ended September 30, 2022, we paid $1.2 million of debt issuance costs related to the issuance of Vermont Bonds 2022A-1.

Proceeds from the public offering of Class A Common Stock. On June 16, 2023, we completed a public offering of 6.1 million shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs as of September 30, 2023, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496.2 million. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, and to repay borrowings and/or debt securities.
Outstanding Long-Term Debt
Financing Activities
In February 2023, we entered into first and second amendments to our amended and restated credit agreement dated as of December 22, 2021 (collectively with the third amendment and the Loan Joinder disclosed below, the "Amended and Restated Credit Agreement"). The first amendment provides, commencing in the fiscal year ending December 31, 2024, that the interest rate margin applied for drawn and undrawn amounts under the Amended and Restated Credit Agreement shall be separately adjusted based on our achievement of certain thresholds and targets on two sustainability related key performance indicator metrics during the prior fiscal year: (i) metric tons of solid waste materials reduced, reused or recycled through our direct operations or with third-parties in collaboration with customers; and (ii) our total recordable incident rate. The second amendment provides that loans under the Amended and Restated Credit Agreement shall bear interest, at our election, at term secured overnight financing rate ("Term SOFR"), including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case, plus or minus any sustainable rate adjustment plus an applicable interest rate margin based upon our consolidated net leverage ratio.
In April 2023, we entered into an equity purchase agreement pursuant to which we agreed to the GFL Acquisition. In connection with the GFL Acquisition, we entered into (i) a commitment letter to obtain short-term secured bridge financing of up to $375.0 million and (ii) the third amendment to the Amended and Restated Credit Agreement to, among other things, permit the draw down of the short-term secured bridge financing and authorize a delayed draw term loan facility to be executed with customary limited condition provisions. The short-term secured bridge financing was undrawn and subsequently terminated in May 2023 when we entered into the specified acquisition loan joinder, dated May 25, 2023 ("Loan Joinder"), which provided for a $430.0 million aggregate principal amount 2023 Term Loan Facility under the Amended and Restated Credit Agreement. In June 2023, we borrowed $430.0 million under the 2023 Term Loan Facility and paid certain fees and costs due and payable in connection therewith. Borrowings from the 2023 Term Loan Facility were used to fund, in conjunction with the net proceeds from the public offering of our Class A common stock completed on June 16, 2023, cash and cash equivalents and borrowings from our Revolving Credit Facility, the GFL Acquisition. See Note 9, Stockholders' Equity to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q for further disclosure regarding the public offering.
In June 2023, we entered into an asset purchase agreement pursuant to which we agreed to the Twin Bridges Acquisition. In connection with the Twin Bridges Acquisition, we entered into a commitment letter to obtain short-term unsecured bridge financing of up to $200.0 million that was undrawn and subsequently terminated when we completed a public offering of our Class A common stock on June 16, 2023. See Note 9, Stockholders' Equity to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q, regarding the public offering.
In August 2023, we completed the issuance of $35.0 million aggregate principal amount of New York Bonds 2020R-2. The New York Bonds 2020R-2, which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, accrue interest at 5.125% per annum from August 24, 2023 through September 2, 2030, at which time they may be converted to a variable interest rate period or to a new term interest rate period. The New York Bonds 2020R-2 mature on September 1, 2050. As of September 30, 2023, we had $2.7 million of remaining cash proceeds from the issuance of the New York Bonds 2020R-2 included in restricted cash and assets that is restricted to finance or reimburse certain noncurrent asset costs associated with capital projects in the State of New York.
Credit Facility
As of September 30, 2023, we are party to the Amended and Restated Credit Agreement, which provides for a $350.0 million aggregate principal amount term loan A facility ("Term Loan Facility"), a $300.0 million Revolving Credit Facility, with a $75.0 million sublimit for letters of credit, and a $430.0 million 2023 Term Loan Facility (collectively, the "Credit Facility"). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Credit Facility shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%
A commitment fee will be charged on undrawn amounts at a rate of Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, plus a margin based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2023, further advances were available under the Revolving Credit Facility in the amount of $272.3 million. The available amount is net of outstanding irrevocable letters of credit totaling $27.7 million, and as of September 30, 2023 no amount had been drawn.
The Amended and Restated Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2023, we were in compliance with all financial covenants contained in the Amended and Restated Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended September 30, 2023	Covenant Requirements at September 30, 2023
Maximum consolidated net leverage ratio (1)	2.89	5.00
Minimum interest coverage ratio	9.15	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $958.0 million as of September 30, 2023, or $1,058.0 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2023. Consolidated funded debt, net and consolidated EBITDA as defined by the Amended and Restated Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2023
Net cash provided by operating activities	$222.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	15.5
Stock based compensation	(9.3)
Loss from termination of bridge financing	(8.2)
Operating lease right-of-use assets expense	(5.6)
Disposition of assets, other items and charges, net	(1.3)
Interest expense, less amortization of debt issuance costs	35.6
Provision for income taxes, net of deferred income taxes	4.1
Adjustments as allowed by the Amended and Restated Credit Agreement	78.3
Consolidated EBITDA	$331.8

In addition to these financial covenants, the Amended and Restated Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2023, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

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
Tax-Exempt Financings and Other Debt
As of September 30, 2023, we had outstanding $232.0 million aggregate principal amount of tax exempt bonds; $51.1 million aggregate principal amount of finance leases; and $0.3 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q for further disclosure regarding debt.
Inflation
Inflationary increases in costs, including current inflationary pressures associated primarily with fuel, labor and certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While inflation negatively impacted operating results and margins during the three and nine months ended September 30, 2023 and 2022, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Quarterly Report on Form 10-Q for additional information regarding our fuel cost recovery programs. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
Fuel Price Risk
The price and supply of fuel are unpredictable and fluctuate based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Fuel is needed to run our fleet of trucks, equipment and other aspects of our operations, and price escalations for fuel increase our operating expenses. We have fuel cost recovery programs, primarily the energy component of our energy and environmental fee ("E&E Fee(s)"), which is designed to offset some or all of the impact of diesel fuel price increases above a periodically reset floor and contemplates a minimum customer participation level to cover changes in our fuel costs. The energy component of the E&E Fee floats on a monthly basis based upon changes in a published diesel fuel price index and is tied to a price escalation index with a look-back provision, which results in a timing lag in our ability to match the changes in the fuel cost component of the fee to diesel fuel price fluctuations during periods of rapid price changes. In certain circumstances, a substantial rise or drop in fuel costs could materially affect our revenue and costs of operations. However, a substantial rise or drop in fuel costs should not have a material impact on our results of operations. In addition, we are susceptible to increases in fuel surcharges from our vendors.

Based on our consumption levels in the last twelve months ended September 30, 2023, combined with our expected fuel consumption related to the acquisition of the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which are the basis of a newly formed regional operating segment, the Mid-Atlantic region, that expanded our integrated solid waste services to the states of Delaware and Maryland ("GFL Acquisition"), and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $5.1 million annually, or $1.3 million quarterly. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of September 30, 2023 and considering the GFL Acquisition, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.2 million annually, or $1.3 million quarterly. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and nine months ended September 30, 2023, our fuel costs were $13.6 million, or 3.9% of revenue, and $34.0 million, or 3.8% of revenue, respectively, as compared to $12.1 million, or 4.1% of revenue, and $35.6 million, or 4.4% of revenue, in the three and nine months ended September 30, 2022, respectively.

Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2023, we were not party to any commodity hedging agreements.
Should recycled material commodity prices change by $10 per ton, we estimate that our operating income margin would change by approximately $1.0 million annually, or $0.3 million quarterly. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.
Interest Rate Risk
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive income and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
A summary of the changes to the notional amount of interest rate derivative agreements follows:

	Nine Months Ended September 30, 2023
	Active	Forward Starting	Total
Beginning balance	$190.0	$20.0	$210.0
Additions	290.0	—	290.0
Commencements	20.0	(20.0)	—
Maturities	(85.0)	—	(85.0)
Ending balance (1)	$415.0	$—	$415.0
(1)We receive interest based on term secured overnight financing rate, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.41%. These agreements mature between February 2026 and June 2028.
As of September 30, 2023, we had $283.3 million of fixed rate debt in addition to the $415.0 million fixed through our interest rate derivative agreements; and interest rate risk relating to approximately $359.6 million of long-term debt. The weighted average interest rate on the variable rate portion of long-term debt was approximately 7.0% at September 30, 2023. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our interest expense would change by approximately $3.6 million annually, or $0.9 million quarterly.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) is in the form of equity awards, including restricted stock units (“RSU(s)”) and performance stock units (“PSU(s)”), and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other securities of ours, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
The following table describes, for the quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
John W. Casella (Chairman of the Board of Directors, Chief Executive Officer and Secretary)	Adoption (08/22/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
Edmond "Ned" R. Coletta (President and Chief Financial Officer)	Adoption (08/02/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
Shelley E. Sayward (Senior Vice President and General Counsel)	Adoption (08/02/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
Sean M. Steves (Senior Vice President and Chief Operating Officer of Solid Waste Operations)	Adoption (08/02/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
Kevin J. Drohan (Vice President and Chief Accounting Officer)	Adoption (08/02/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
Paul J. Ligon (Senior Vice President Sustainable Growth)	Adoption (08/02/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
Douglas R. Casella (Vice Chairman)	Adoption (08/20/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
(1)The number of shares subject to covered RSUs or PSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs or PSUs subject to this arrangement. This trading arrangement, which applies to RSUs or PSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU or PSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.
None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1
Amended and Restated Guaranty Agreement, dated as of August 1, 2023, by the guarantors named therein, in favor of U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella as filed on August 24, 2023 (file no. 000-23211)).

10.2 +	Employment Agreement between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023.

10.3 +	Offer Letter between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023.

31.1 +	Certification of John W. Casella, Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Edmond R. Coletta, Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: November 2, 2023	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 2, 2023	By: /s/ Edmond R. Coletta
Edmond R. Coletta
President and Chief Financial Officer
(Principal Financial Officer)