Form 10-K
period 2023-12-31
CASELLA WASTE SYSTEMS INC
filed 2024-02-16
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the Nasdaq Stock Market at the close of business on June 30, 2023 was approximately $5.1 billion. The registrant does not have any non-voting common stock outstanding.
There were 57,007,273 shares of Class A common stock, $0.01 par value per share, of the registrant outstanding at January 31, 2024. There were 988,200 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding at January 31, 2024.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

CASELLA WASTE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Casella Waste Systems, Inc.”, “Casella”, the “Company”, “we”, “us” or “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes thereto. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in the forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
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
•projected improvements to our infrastructure and the impact of such improvements on our business and operations; and
•general economic factors, such as ongoing or potential geopolitical conflict, pandemics, recessions, or similar national or global events, and general macroeconomic conditions, including, among other things, consumer confidence, global supply chain disruptions, inflation, labor supply, fuel prices, interest rates and access to capital markets, that generally are not within our control, and our exposure to credit and counterparty risk.
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
We provide integrated solid waste services in nine states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware and Maryland, with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which are the basis of our newly formed regional operating segment, the Mid-Atlantic region, that expanded our integrated solid waste services into the states of Delaware and Maryland (the "GFL Acquisition"). Operations under the Mid-Atlantic region commenced on July 1, 2023.

We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
For more information about our reportable operating segments, please see "Operational Overview." For financial information concerning our reportable operating segments and additional disclosure over the GFL Acquisition refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Growth Strategy
Our goal is to maintain and build lasting shareholder value by providing exemplary service to our customers, while operating in a safe and environmentally sound manner. Throughout our history we have worked with many of our key customers to improve their environmental footprint and to help meet sustainability goals by increasing their recycling rates, diverting organic materials out of the waste stream into beneficial use processes, and partnering to develop resource solutions within their organizations or communities. Since we first began operating in Vermont in 1975, our business strategy has been firmly tied to creating a sustainable resource management model, and we continue to be rooted in these same tenets today.
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
Our primary objective is to maximize long-term shareholder value through a combination of financial performance and strategic asset positioning. We utilize a comprehensive strategic planning process to assess and refine our strategic objectives in the context of our asset mix, the current market environment, opportunity set for growth and capital allocation. This process helps the management team allocate resources to a range of business opportunities with the goal to maximize long-term financial returns and competitive positioning.
In February 2022, we announced an updated long-term strategic plan through the fiscal year ending December 31, 2024 (the "2024 Plan"). We executed well against the 2024 Plan in the fiscal year ended December 31, 2023 ("fiscal year 2023") and grew our business meaningfully. Notably, we closed on seven acquisitions in fiscal year 2023 within existing and adjacent geographies, including a new and expanded integrated solid waste services operating footprint in Pennsylvania, Maryland, and Delaware through the GFL Acquisition, as well as an expansion to our collection, transfer, and recycling business in the greater Albany, New York area through the acquisition of the assets of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), which was completed on September 1, 2023 ("Twin Bridges Acquisition"). We believe this positions our business well to explore future operating and growth opportunities across both the Northeast as well as through our new platform in the Mid-Atlantic over time. For information regarding our business acquisitions, see Note 5, Business Combinations to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The key strategies of the 2024 Plan, set forth below, reflect our continued focus on creating shareholder value through execution against our core competencies, disciplined growth strategy and strengthening foundational pillars.
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
Increasing Landfill Returns
Over the last 10 years, disposal capacity has tightened in the Northeast market as permanent site closures have reduced capacity, partially offset by select volumes leaving the market via rail to out-of-state disposal sites. Given this backdrop and the positioning of our assets, and in response to persistent cost inflation, we advanced landfill pricing by 8.1% for fiscal year 2023, as compared to the fiscal year ended December 31, 2022 ("fiscal year 2022"). We believe that a positive pricing backdrop will continue, as additional site closures are expected over the next several years.
On the landfill development side, we continue to advance key permitting activities across our landfills to increase annual capacity limits at select sites and expand total permitted capacity across our footprint. Since early 2016, we have been advancing permit increases at our Subtitle D landfills, cumulatively adding approximately 0.5 million tons per year of permitted capacity and approximately 50.9 million cubic yards of permitted airspace.
We also continue to focus on improving our landfill operations through various initiatives related to safety, compliance, operating practices, and capital efficiency programs.
Driving Additional Profitability in Collection Operations
Collection pricing was up 7.9% for fiscal year 2023, as compared to fiscal year 2022, with sustained execution against our strategic pricing programs, which helped to offset inflationary pressures. We also continue to advance several key operational initiatives, including route optimization, fleet standardization and automation, acquisition integration and maintenance programs to further reduce our operating costs and further improve safety in our collection operations. Our comprehensive fleet plan is designed to optimize our fleet and target truck replacements in order to maximize returns, reduce our operating expenses through lower maintenance costs, improve our service levels through reduced down times, and increase automation and optimization of trucks and service types.
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
The combination of these operating advancements and pricing programs are driving improved results in our collection operations, with our cost of operations as a percentage of revenues down approximately 100 basis points in fiscal year 2023 as compared to fiscal year 2022.
We also remain focused on mitigating fuel cost exposure through our floating fuel cost recovery fee program. In fiscal year 2023, this program helped to offset the impact of changing fuel costs due to fluctuating fuel prices.
Creating Incremental Value Through Resource Solutions
Our Resource Solutions operating segment's business strategy is focused on driving value-added resource management and sustainability-oriented solutions to our customers. These solutions range from professional services to large industrial, institutional or multi-site retail customers, our organics business, which is a leader in organics processing and disposal, and our large scale, technology-driven recycling business.
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
A focus of our recycling business model is to reduce exposure to recycling commodity price volatility and drive adequate returns in all market cycles. We have accomplished this by: (1) restructuring most third-party processing contracts to limit downside risk through processing fees; (2) implementing our sustainability recycling adjustment fee (“SRA Fee(s)”) that floats inversely to changes in recycling commodity prices; (3) investing in processing infrastructure to reduce operating costs and improve the quality of post-sorted commodities, such as the replacement and upgrade of the processing equipment at our Charlestown, Massachusetts materials recovery facility ("MRF") completed in fiscal year 2023; and (4) developing strong partnerships with industrial consumers of recycled materials to ensure circularity. Where implemented, our risk mitigation programs offset most recycling commodity price decline and allow us to return value to our customers with higher recycling commodity prices through lower tipping fees and a lower SRA Fee. Given our growth strategy, at times, the businesses we acquire may not have sufficient risk mitigation programs and thus may temporarily increase our recycling commodity risk exposure. Over time, we strive to mitigate recycling commodity risk exposure and improve returns.

Our National Accounts business, which we previously referred to as our Customer Solutions business, consist of brokerage and resource management services provided to large customers with broad sustainability needs. This professional services business continues to make progress pivoting from the legacy waste and recycling brokerage model to an advisory services organization focused on helping large industrial and institutional customers develop and achieve actionable resource management and sustainability goals.
Allocating Capital to Return-Driven Growth
We have focused on a balanced growth strategy through a combination of acquisitions, development projects, and new contracts while adhering to strict capital discipline standards. Our objectives include simplifying our business structure, reducing risk exposure, increasing returns, and improving cash flows. As a result of these actions, we have grown our business and maintained conservative debt levels with a consolidated net leverage ratio of 2.78x as of December 31, 2023. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more disclosure about our consolidated net leverage ratio. We believe the strength of our balance sheet coupled with a robust acquisition pipeline positions us well for continued execution against our growth strategy.
We have acquired 60 solid waste collection, transfer and recycling businesses since the beginning of the fiscal year ended December 31, 2018 ("fiscal year 2018") through fiscal year 2023 with over $600 million of total annualized revenues. This includes seven solid waste, collection, transfer and recycling businesses acquired in fiscal year 2023 with approximately $315 million in total annualized revenues. We expect roll-over revenue growth of approximately $175 million in the fiscal year ending December 31, 2024 ("fiscal year 2024") from acquisitions completed in fiscal year 2023.
We expect to adhere to our disciplined capital return hurdles and rigorous review and risk management process in executing against our acquisition and development opportunities. We are focused on acquiring well-run businesses in strategic markets across our footprint and in markets that will drive additional operating synergies and provide opportunities to grow profitably, and further our potential to expand into new market areas over time.
Strengthening Foundational Pillars
Execution against the 2024 Plan is supported by strengthening our foundational pillars: people, sustainable growth, technology, and facilities. We believe that it is important to continue to invest in and strengthen our foundational pillars to support growth and further differentiate our business strategy.
People. We continue to invest in our people through leadership development, our career paths program, technical training for key roles such as drivers and mechanics, and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve cash flows and returns on invested capital. As a result of our acquisition activity in fiscal year 2023, which included entry into new markets, we have grown our workforce by over 30% as compared to fiscal year 2022, to approximately 4,200 employees. Our integration process has focused on welcoming and introducing our culture to new team members as well as providing the necessary resources across all operations. We believe investing in our team and culture, and creating a safe, engaged, and ready workforce is key to our continued success.
Sustainable Growth. Execution against the key strategies within the 2024 Plan are supported by our sustainable growth initiatives. We are focused on driving further value through profitable new customer growth and the expansion of services with existing customers. Through an integrated effort across our sales, marketing, engagement, customer care, communications, and sustainability functions, we seek to enhance customer profitability, improve key customer retention, and further growth within markets through a differentiated sustainable service platform.
We have increased our sales training and developed centralized processes, consistent sales metrics, and compensation programs to position us to further improve accountability and alignment across our organization. Our sustainable growth initiatives shape how we interact with our customers and with the communities we serve.
Technology. We have a multi-year technology plan focused on driving operating and back-office cost efficiencies, customer value, and strategic growth. Through fiscal year 2023, we have successfully implemented: a new Customer Resource Management system to help manage and drive higher sales force effectiveness; a new Case Management system to ensure strong integration between our sales force, customer care group and operating teams; a cloud-based Enterprise Resource Planning system as the financial backbone to our business; and a new digital procurement system to enhance spend category management and drive efficiencies.
We plan to continue our measured approach to technology implementation, with capital investment in select technologies that are long-term strategic fits, drive operational efficiencies, and streamline various back-office functions. This initiative also includes the implementation of route optimization software and a new on-board computing platform to drive efficiencies, safety, and improve billings. We have also increased our access to actionable real-time data through continued improvements to our business intelligence software over the last several years.

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
As of January 31, 2024, we employed approximately 4,200 employees, including approximately 800 managerial, sales, clerical, information systems or other administrative employees and approximately 3,400 employees involved in collection, transfer, disposal, recycling, organics or other operations. Approximately 180 of our employees are covered by collective bargaining agreements.
Health, Safety and Wellness
A top priority across all of our operations is to protect the health and safety of our team and the communities that we serve. At the heart of our safety program are our safety and operations teams, who are dedicated to ensuring that every employee has a safe operating environment and the necessary training and personal protective equipment to safely conduct their role. Both the success of our safety programs and the performance of our health and safety and operations teams is measured by our total recordable incident rate, a measure of accidents and injuries compared to hours worked. Our extensive focus on new hire and ongoing training programs also helps us to manage and reduce operational risks for our front-line employees.
We are also focused on facility upgrades, enhancements, and standards that result in safety and operational improvements, while furthering employee engagement. We understand the importance of providing a safe and attractive environment for our employees to work.
Compensation and Benefit Programs
We strive to provide the necessary resources to support the physical and mental health of our employees and the overall well-being of their families and the communities that we serve. We aim to achieve this through our benefit programs, caring attitude towards our employees, deep engagement in our communities, and adherence to our Core Values. We are committed to offering high quality benefits at affordable rates, competitive compensation based on role, experience and performance, and a career path program to encourage members of our team to advance throughout their employment with us. We conduct market-based surveys to ensure that our employees continue to be paid competitively, and we perform annual reviews to provide feedback and support the growth and development of members of our team.
We offer our employees access to enhanced benefits such as a concierge surgery service, telemedicine options, access to a certified clinical pharmacist to support employees in managing their medications and healthcare budget, and online psychology appointments. We understand the importance of work-life balance for our employees and offer eight weeks maternity leave as well as maintain a robust employee assistance program designed to provide support and guidance related to personal life challenges and events. Further, our Employee Life Navigator program is focused on employee retention, career development, and financial stability for at risk employees. Through comprehensive compensation and benefits, ongoing employee development, tuition reimbursement and a focus on health, safety and employee well-being, we wish to help our employees in all aspects of their lives so they can realize their value and do their best work.
People, Culture & Belonging
Our commitment to workplace diversity, equity, and a culture of inclusion is rooted in our Core Values and our People, Culture & Belonging initiatives. Our vision is to draw on our Core Values to achieve diversity throughout our workforce, including our leadership, through the following:
•directing recruiting efforts to new talent pools, promoting diversity in our training and development programs, and encouraging diversity within our process for advancing our next cohort of leaders;
•focusing on ongoing cultural awareness and competency training program for managers that emphasize people, culture and belonging; and

•incorporating diversity, equity, and inclusion practices as part of our ongoing efforts to upgrade our procurement system and practices.
Employee Engagement, Training and Development
We are committed to building people and cultivating engagement by investing in our career path program in order to provide a clear and measurable development pathway for career growth, including the following training initiatives and programs.
Apprenticeships. We have developed an apprenticeship program for drivers and technicians, where we recruit new employees from diverse backgrounds and help them build the skills they need to thrive in our organization.
Commercial Driver's License Training. We have developed a commercial driver's license ("CDL") training school and have partnered with several additional training schools across our operating footprint to help develop skilled drivers for our team. Since the beginning of the fiscal year ended December 31, 2021 ("fiscal year 2021"), we have supported over 200 drivers in securing their CDL, which has unlocked new opportunities for them within our company.
Operations Trainee Program. Our operations trainee program develops individuals into frontline management roles. Through on-the-job training, participants learn the technical and leadership skills required to lead our operations. This program has become a strong pipeline for our operating managers across our company. We continue to expand our management development programs across the organization.
Diesel Mechanic Training. In fiscal year 2023 we launched our in house Diesel Technician school and, with our continued collaboration with technical schools, have produced several diesel technicians throughout our organization. We continue to enhance our training infrastructure and resources to attract, develop, and retain skilled diesel mechanics.
We have also increased our focus on Core Values training to support the continued growth of our workforce and ensure that new employees understand our culture and values. This training highlights our commitment to integrating new employees and ensuring that there is continuity in our message about culture within our organization.
Operational Overview
We manage our solid waste operations, which are vertically integrated and include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Within each geographic region, we organize our solid waste services around smaller market areas that we also refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in landfills, some of which may be owned and/or operated by third parties. We typically operate several divisions within each market area, or wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each division operates interdependently with the other divisions within the market area. Each market area generally operates autonomously from adjoining market areas.
Our Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire, central and eastern Massachusetts, and eastern Connecticut. We began entering into these wastesheds beginning in 1996 and have expanded primarily through acquisitions and organic growth since. Our Western region consists of wastesheds located in Vermont, southwestern New Hampshire, eastern, western and upstate New York, western Massachusetts, and in Pennsylvania around our Subtitle D landfill located in Mount Jewett, Pennsylvania ("McKean Landfill"). We began entering into these wastesheds in 1997 and have expanded primarily through tuck-in acquisitions and organic growth since. We remain focused on increasing our vertical integration in our Western region through extension of our reach into new markets. Our Mid-Atlantic region consists of wastesheds located in eastern Pennsylvania, Delaware and Maryland. We began operations in these wastesheds in 2023 after the completion of the GFL Acquisition.
We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. The Resource Solutions operating segment is not specific to a geography and is organized to leverage our core competencies across our entire business footprint.

The following table provides information about each reportable segment (as of January 31, 2024 except revenue information, which is for fiscal year 2023):

	Eastern	Western	Mid-Atlantic	Resource Solutions

Revenues (in millions)	$374.5	$511.6	$85.6	$292.8
Number of Properties:
Solid waste collection facilities	23	32	9	—
Transfer stations	29	41	1	—
Recycling and processing facilities	3	6	—	20
Subtitle D landfills	2	6	—	—
Landfill gas-to-energy facilities	1	2	—	—
Construction and demolition ("C&D") landfills	—	1	—	—
For financial information concerning our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Solid Waste Operations
Solid waste operations within our Eastern, Western and Mid-Atlantic regions consist of a comprehensive range of solid waste services. Our Eastern and Western regions are comprised primarily of solid waste collection, transfer station, and disposal facilities. Revenues derived from our solid waste operations in our Eastern and Western regions consist primarily of fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation, while also providing landfill gas-to-energy and processing services. Our Mid-Atlantic region is comprised of collection facilities and a transfer station facility. Revenues in our Mid-Atlantic region consist primarily of fees charged to customers for solid waste collection and transfer services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity, renewable energy credits, and energy capacity payments at certain of our landfill facilities.
Collection. A majority of our commercial and industrial collection services are performed under one-to-five year service agreements, with prices and fees determined by such factors as: collection frequency; type of equipment and containers furnished; type, volume and weight of solid waste collected; distance to the disposal or processing facility; and cost of disposal or processing. Our residential collection services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowner associations, apartment building owners or mobile home park operators.
Transfer Stations. Our transfer stations receive, process and transfer solid waste, collected by our various residential and commercial collection operations along with volumes from various third party service providers, for transport to disposal facilities by larger vehicles. We believe that transfer stations benefit us by: (1) increasing the size of the wastesheds which have access to our landfills or third-party disposal facilities; (2) reducing costs by improving utilization of collection personnel and equipment; and (3) helping us build relationships with municipalities and other customers by providing a local physical presence and enhanced local service capabilities.
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

The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal years 2023, 2022 and 2021:

	Fiscal Year 2023			Fiscal Year 2022			Fiscal Year 2021
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	57,547	49,632	107,179	58,705	47,251	105,956	42,681	31,239	73,920
New expansions pursued (3)	—	—	—	—	4,494	4,494	19,607	16,200	35,807
Permits granted	—	—	—	—	—	—	—	—	—
Airspace consumed	(3,615)	—	(3,615)	(3,672)	—	(3,672)	(3,675)	—	(3,675)
Changes in engineering estimates (4)	703	783	1,486	2,514	(2,113)	401	92	(188)	(96)
Balance, end of year	54,635	50,415	105,050	57,547	49,632	107,179	58,705	47,251	105,956
(1)We convert estimated remaining permitted capacity and estimated additional permittable capacity from cubic yards to tons by assuming a compaction factor derived from historical average compaction factors, with modification for future anticipated changes. In addition to a total capacity limit, certain permits place a daily and/or annual limit on capacity.
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
(3)The increase in capacity associated with new expansions pursued at various landfills in our Western region (Hakes Landfill (defined below) in fiscal year 2022; and McKean Landfill and Hyland Landfill (defined below) in fiscal year 2021).
(4)The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills.
Our Eastern region consists of the following Subtitle D landfills located in Bethlehem, New Hampshire ("NCES Landfll") and West Old Town, Maine ("Juniper Ridge Landfill"):
NCES Landfill. NCES Landfill is a Subtitle D landfill located in Bethlehem, New Hampshire that we purchased in 1994. NCES Landfill currently consists of approximately 52 acres of permitted or permittable landfill area, and is permitted to accept 0.23 million cubic yards of municipal solid waste, C&D material and certain pre-approved special wastes annually. We are party to an agreement for the construction of a landfill renewable natural gas ("RNG") facility, which will be constructed, owned and operated by a third-party.
Juniper Ridge Landfill. Juniper Ridge Landfill is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. Juniper Ridge Landfill currently consists of approximately 150 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at Juniper Ridge Landfill. We are party to an agreement for the construction of a landfill RNG facility plant at the Juniper Ridge Landfill, which will be constructed, owned and operated by a third-party.

Our Western region consists of the following Subtitle D landfills located in Coventry, Vermont ("Waste USA Landfill"), Morrisonville, New York ("Clinton County Landfill"), Angelica, New York ("Hyland Landfill"), Seneca, New York ("Ontario County Landfill"), Chemung, New York ("Chemung County Landfill") and McKean Landfill, and a C&D landfill located in Campbell, New York ("Hakes Landfill"):
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
Clinton County Landfill. Clinton County Landfill is a Subtitle D landfill located in Morrisonville, New York that we have operated under an operating, management and lease agreement since 1996. Clinton County Landfill currently consists of approximately 197 acres of permitted or permittable landfill area, portions of which are leased from Clinton County, and other portions owned by us, is permitted to accept up to approximately 0.3 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Clinton County Landfill site houses a landfill gas-to-energy facility, which we own, but is operated by a third party, that has the capacity to generate 6.4 MW of energy.
Hyland Landfill. Hyland Landfill is a Subtitle D landfill located in Angelica, New York that we own, and that began accepting waste in 1998. Hyland Landfill currently consists of approximately 178 acres of permitted or permittable landfill area and is permitted to accept up to 0.5 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Hyland Landfill site houses a landfill gas-to-energy facility, which we own, but is operated by a third-party, that has the capacity to generate 4.8 MW of energy.
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
Chemung County Landfill. Chemung County Landfill is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 132 acres of permitted or permittable landfill area strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In the fiscal year ended December 31, 2016, we received an expansion permit at Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. In fiscal year 2019, we exercised an option to extend the remaining term of the operation, management and lease agreement for up to five years through 2035.
McKean Landfill. McKean Landfill is a Subtitle D landfill located in Mount Jewett, Pennsylvania that we purchased in 2011. McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area and is permitted to accept up to approximately 1.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. We are actively in the process of investing capital in the development of rail infrastructure to expand the market reach for the landfill to rail capable transfer facilities.
Our closed landfills consist of the following landfills:
In fiscal year 2017, we initiated a plan to cease operations of the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”) and decided to not proceed with expansion efforts and to close Southbridge Landfill once the remaining capacity had been exhausted, which occurred in fiscal year 2018. Closure operations, which began in November 2018 when Southbridge Landfill reached its final capacity, are ongoing. The site houses a landfill gas-to-energy facility, which we own, but is operated by a third-party, that has the capacity to generate 1.6 MW of energy.

In addition to Southbridge Landfill, we own and/or manage five unlined landfills and three lined landfills that are not currently in operation. We are closing, in the case of Southbridge Landfill, or have closed and capped all of these landfills according to applicable environmental regulatory standards.
Resource Solutions
Our Resource Solutions operating segment was formed to leverage our core competencies in materials processing, industrial recycling, organics and resource management service offerings in order to generate additional value from the waste stream for larger commercial, municipal, institutional and industrial customers with more diverse needs. Resource Solutions services are comprised of processing services and our National Accounts business. We also work to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream.
Processing. Processing services consist of the receipt of recycled, sludge or other organic materials at one of our materials recovery, processing or disposal facilities, where it is then sorted, mixed and/or processed, and then repurposed, disposed of or sold. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, and commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches.
We are one of the largest processors and marketers of recycled materials in the northeastern United States with facilities located in Vermont, New York, Maine, Connecticut, Massachusetts, and Pennsylvania, including our eight large-scale, high volume MRFs, which utilize sophisticated processing operations, two of which are located in New York, two of which are located in Vermont, two of which are located in Massachusetts, one of which is located in Connecticut and one of which is located in Maine. Three of the eight MRFs are leased, four are owned, and one is operated by us under a contract with a municipal third-party. Our MRFs receive, sort, bale and sell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We also operate smaller MRFs, which generally process recyclables collected from our various residential and commercial collection operations.
A substantial portion of the recyclable materials provided is delivered pursuant to multiple long-term anchor contracts. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third-party delivers the recycled materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors, which do not have processing capacity within a specific geographic region. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials if certain economic thresholds are met. In fiscal year 2023, we processed and/or marketed in total over 0.8 million tons of recyclable materials, including tons marketed through our National Accounts business commodity brokerage division and our baling facilities located throughout our footprint.
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
The global recycling market has experienced volatility due to changes in economic conditions and numerous other factors beyond our control. In fiscal year 2017, China's National Sword program resulted in negative commodity pricing pressure. Recycling commodity price volatility resulted in near record highs in the second quarter of fiscal year 2022 followed by near record lows in the fourth quarter of fiscal year 2022. Recycling commodity prices improved and stabilized in fiscal year 2023.
See also Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K for further discussion over commodity price volatility.

National Accounts. Our National Accounts business consists of brokerage services and overall resource management services, which provide a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. In brokerage arrangements, we act as an agent that facilitates the sale of recyclable and organic materials between an inbound customer and an outbound customer. Revenues from the brokerage of recycled materials are recognized on a net basis at the time of shipment. In general, these fees are variable in nature. In overall resource management services, we work with larger scale commercial or industrial organizations (including multi-location customers, colleges and universities, municipalities, and industrial customers) to develop customized solid waste and recycling solutions. The focus of this business is to help these large-scale organizations achieve their economic and environmental objectives related to waste and residual management. We strive to differentiate our services from our competitors by providing customized and comprehensive resource solutions, which enables us to win new business, including traditional solid waste collection and disposal customers.
Competition
The solid waste services industry is competitive and requires substantial labor and capital resources. Our business strategy generally focuses on operating in secondary or tertiary markets where we have a strong market presence. However, in the larger urban markets where we operate, we typically compete against one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., any of which may be able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. We compete primarily on the basis of the quality, breadth and price of our services. This includes our Resource Solutions operating segment, from which we strive to leverage our core competencies in materials processing, industrial recycling, organics, and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse solid waste and recycling needs. In addition, we compete with operators of alternative disposal facilities, including incinerators; with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities; and with rail-serviced transfer stations that use rail to transport waste to disposal sites primarily located outside of our operational footprint. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues.
From time to time, competitors may reduce the price of their services in an effort to expand market share or to win a competitively bid solid waste or recycling contract. These practices may also lead to reduced pricing for our services or the loss of business. In addition, competition exists within the industry for potential acquisition candidates.
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
We self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. In fiscal year 2023, our maximum exposure per individual event under the workers’ compensation plan was $1.25 million. In fiscal year 2023, our minimum and maximum exposure per individual event under the automobile plan were up to $1.75 million and $3.88 million, respectively.
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
Customers
We provide solid waste and recycling services to commercial, municipal, institutional, industrial and residential customers. A majority of our commercial and industrial collection services are performed under one-to-five year service agreements, and our price for the services performed is determined by such factors as: professional or management services required; collection frequency and the related operational costs; type of equipment and containers furnished; the type, volume and weight of the solid waste, recyclables or organics collected; the distance to the disposal or processing facility; and the cost of disposal or processing. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowners' associations, apartment owners or mobile home park operators. We provide recycling processing services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities.
We also provide brokerage services and overall resource management services, through a wide range of environmental service offerings, to large and complex organizations, as well as traditional collection, disposal and recycling services to large account multi-site customers.
Seasonality and Severe Weather
Our revenues historically have been higher in the late spring, summer and early fall months. This seasonality reflects lower volumes of waste in the late fall, winter and early spring months because the volume of waste relating to C&D activities decreases substantially during the winter months in the eastern United States.
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
In order to comply with these regulations, we must incur substantial capital expenditures relating to our vehicles, landfills, transfer stations, and recycling processing centers, and in connection with our final capping, closure, post-closure and environmental remediation activities. Compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as "PFAS") and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, could increase our costs to operate or require additional capital expenditures. Failure to comply with such requirements could result in substantial costs or penalties, including civil and criminal fines and penalties.
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
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)
CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive, strict, and under certain circumstances, joint and severable, liability for the costs to investigate and clean up facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the presence of any of approximately 800 “hazardous substances” listed by the EPA, many of which can be found in household waste. The definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act ("TSCA"). In September 2022 the EPA issued a proposed rule to designate two PFAS -- perfluorooctanoic acid ("PFOA") and perfluorooctanesulfonic acid ("PFOS"), and their salts and structural isomers -- as hazardous substances under CERCLA. If we were found to be a responsible party for a CERCLA cleanup, under certain circumstances, the enforcing agency could pursue us or any other responsible party, for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which the property owner is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to obtain reimbursement for amounts we pay in excess of our allocable share of such costs would be limited by our ability to identify and locate other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties.

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

State and Local Regulations
Each state in which we now operate or may operate in the future has laws and regulations governing (1) water and air pollution, and the generation, storage, treatment, handling, processing, transportation, incineration and disposal of solid waste and hazardous waste; (2) in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of solid waste management facilities; and (3) in some cases, vehicle emissions limits or fuel types, which impact our collection operations. Such standards typically are as stringent as and may be more stringent and broader in scope than, federal regulations. Most of the federal statutes noted above authorize states to enact and enforce laws with standards that are more protective of the environment than the federal analog. In addition, many states have adopted statutes comparable to, and in some cases more stringent than, CERCLA. Those statutes impose requirements for investigation and remediation of contaminated sites and liability for costs and damages associated with such sites, and some authorize the state to impose liens to secure costs expended addressing contamination on property owned by responsible parties. Some of those liens may take priority over previously filed instruments. Some states have enacted statutes that impose liability for substances in addition to the “hazardous substances” listed by the EPA under CERCLA.
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
Certain permits and approvals issued under state or local law may limit the types of waste that may be accepted at a solid waste management facility or the quantity of waste that may be accepted at a solid waste management facility during a specific time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a solid waste management facility to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on importing out-of-state waste have not withstood judicial challenge. However, occasionally federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress, if similar legislation is enacted, states in which we operate solid waste management facilities could limit or prohibit the importation of out-of-state waste. Such actions could materially and adversely affect the business, financial condition and results of operations of any of our solid waste management facilities within those states that receive a significant portion of waste originating from out-of-state.
Certain states and localities may restrict the export of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the U.S. Supreme Court rejected as unconstitutional and therefore invalid, a local ordinance that sought to limit waste going out of the locality by imposing a requirement that the waste be delivered to a particular privately-owned facility. However, in 2007, the U.S. Supreme Court upheld a U.S. District Court ruling that the flow control regulations in Oneida and Herkimer counties in New York requiring trash haulers to use publicly-owned transfer stations are constitutional, and therefore valid. Additionally, certain state and local jurisdictions continue to seek to enforce such restrictions. Some proposed federal legislation would allow states and localities to impose flow restrictions. Those restrictions could reduce the volume of waste going to solid waste management facilities in certain areas, which may materially adversely affect our ability to operate our facilities and/or affect the prices we can charge for certain services. Those restrictions also may result in higher disposal costs for our collection operations. Flow control restrictions could have a material adverse effect on our business, financial condition and results of operations.
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
Although there is no federal law governing extended producer responsibility (“EPR”) regulations, many states have implemented or are contemplating EPR regulations for certain products. EPR regulations are intended to place responsibility on manufacturers for ultimate management or end-of-useful-life handling of the products they create. In addition to financial responsibility, an EPR program may include responsibility for local take-back or recycling programs. For example, several states in which we operate have EPR regulations for electronic waste. In 2021, the Maine Legislature passed EPR legislation for packaging, and rulemaking commenced in 2022. If broad EPR laws or regulations continue to be adopted, and are managed under a manufacturer implemented program, it could have an impact on our business.
The EPA and environmental agencies within individual states in which we operate continue to consider and promulgate changes to water quality standards, action levels, remediation goals, and other federal or state regulatory standards for individual compounds or classes of compounds. These changes include the development of new or more stringent standards for “Emerging Contaminants”, including PFAS, pharmaceutical compounds, and a variety of synthetic chemical compounds used in manufacturing and industrial processes. In December 2016, the EPA designated ten chemical substances for risk evaluations under TSCA, and in December 2019, the EPA designated an additional 20 chemical substances for risk evaluation, based on the requirements of the June 2016 Frank R. Lautenberg Chemical Safety for the 21st Century Act. In April 2023, the EPA issued an Advance Notice of Proposed Rulemaking asking the public for input regarding potential future hazardous substance designations of PFAS under CERCLA. This request for input followed the EPA's September 2022 proposed rule to designate two PFAS -- PFOA and PFOS, and their salts and structural isomers -- as hazardous substances under CERCLA. In March 2023, the EPA proposed to establish legally enforceable levels, called Maximum Contaminant Levels (MCLs), for six PFAS in drinking water. Changes in regulatory standards for existing or emerging contaminants can result in higher levels of cost and effort associated with the performance of environmental investigations and ongoing compliance at our facilities.
Information about our Executive Officers
Our executive officers and their respective ages are as follows:

Name	Age	Position
John W. Casella	73	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edmond “Ned” R. Coletta	48	President
Bradford J. Helgeson	47	Executive Vice President and Chief Financial Officer
Shelley E. Sayward	49	Senior Vice President and General Counsel
Sean M. Steves	47	Senior Vice President and Chief Operating Officer of Solid Waste Operations
Kevin J. Drohan	43	Vice President and Chief Accounting Officer
Paul J. Ligon	55	Senior Vice President Sustainable Growth
John W. Casella has served as Chairman of our Board of Directors since July 2001 and as our Chief Executive Officer since 1993. Mr. Casella also served as our President from 1993 to July 2001 and as Chairman of our Board of Directors from 1993 to December 1999. In addition, Mr. Casella has served as Chairman of the Board of Directors of Casella Waste Management, Inc., a wholly owned subsidiary of ours, since 1977. Mr. Casella is also an executive officer and director of Casella Construction, Inc., a company owned by Mr. Casella and his brother Douglas R. Casella, also a member of our Board of Directors, which specializes in general contracting, soil excavation and heavy equipment work, and which performs landfill-construction and related services for us. Mr. Casella has been a member of numerous industry-related and community service-related state, local, and national boards and commissions, including the Board of Directors of the Associated Industries of Vermont, the Association of Vermont Recyclers, the Vermont State Chamber of Commerce, the Rutland Industrial Development Corporation, the Rutland Regional Medical Center, the National Recycling Coalition, the Detachable Container Association and the Environmental Research & Education Foundation. Mr. Casella has also served on various state task forces, serving in an advisory capacity to the Governors of Vermont, New York, and New Hampshire on solid waste issues. Mr. Casella holds an Associate of Science degree in Business Management from Bryant & Stratton College and a Bachelor of Science degree in Business Education from Vermont State University.
Edmond “Ned” R. Coletta has served as our President since November 2023. Mr. Coletta joined us in December 2004, and has previously served as our President and Chief Financial Officer from July 2022 to November 2023, Senior Vice President, Chief Financial Officer and Treasurer from December 2012 to July 2022, Vice President of Finance and Investor Relations from January 2011 to December 2012 and Director of Finance and Investor Relations from August 2005 to January 2011. From 2002 until he joined us, Mr. Coletta served as the Chief Financial Officer and was a member of the Board of Directors of Avedro,

Inc. (FKA ThermalVision, Inc.), an early-stage medical device company that he co-founded. From 1997 to 2001, he served as a research and development engineer for Lockheed Martin Michoud Space Systems. Mr. Coletta has served on the Board of Trustees for Killington Mountain School since May 2020. Mr. Coletta holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science degree from Brown University in Materials Science Engineering.
Bradford J. Helgeson has served as our Executive Vice President and Chief Financial Officer since November 2023. From November 2013 to June 2022, Mr. Helgeson was the Executive Vice President and Chief Financial Officer of Covanta Holding Corporation (“Covanta”), a publicly-traded materials management and energy services company. Previously, he served as Vice President and Treasurer of Covanta from May 2007 to November 2013. Mr. Helgeson started in the environmental services industry as the Vice President of Finance and Treasurer at Waste Services, Inc. from 2004 to 2007 after an investment banking career at Lehman Brothers and Donaldson, Lufkin & Jenrette from 1998 to 2004. Mr. Helgeson holds a Bachelor of Arts degree in Economics and History from Bowdoin College.
Shelley E. Sayward has served as our Senior Vice President and General Counsel since January 2021, and prior to that in various roles in our legal department since November 2006. She was previously our Vice President and Assistant General Counsel from September 2014 until January 2021 and Associate General Counsel from September 2008 to September 2014. Prior to joining us, Ms. Sayward held sales and marketing roles with GlaxoSmithKline and Abbott Laboratories, as well as a sales and managerial position with First American Financial Corporation. Ms. Sayward holds a Bachelor of Arts degree from Middlebury College, completed a four-year law clerkship program, and is licensed to practice law in the State of Vermont.
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
Paul J. Ligon has served as our Senior Vice President of Sustainable Growth since December 2019 and oversees our Sustainable Growth teams including sales, marketing, customer care, sustainability, and community engagement teams. From 2012 to December 2019, Mr. Ligon led the development of our Resource Solutions business focused on delivering sustainable services to commercial, industrial, and municipal customers. Prior to joining us, Mr. Ligon was a managing director for Waste Management’s Organic Growth Unit in Houston from 2003 through 2011 and a Senior Scientist with the Tellus Institute for Resource and Environmental Strategies from 1990 to 2001. Mr. Ligon holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science degree in Environmental Science from the University of Vermont.
ITEM 1A. RISK FACTORS
The following factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, including overall economic and industry conditions, especially in the eastern United States, where our operations and customers are principally located, changes in laws or accounting rules or other disruptions of expected economic or business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are not material also may impair our business’s results of operations and financial condition.
We have in place an Enterprise Risk Management process that involves systematic risk identification and mitigation covering the categories of strategic, financial, operational, and compliance risk. The goal of enterprise risk management is not to eliminate all risk, but rather to identify and assess risks; assign, mitigate and monitor risks; and report the status of our risks to the Board of Directors and its committees on a quarterly and annual basis.

Risks Related to Our Business and Industry
We are subject to general macroeconomic risks in the waste industry that are impacted by economic factors outside of our control, which, if realized, may adversely affect our business, operating results and financial performance.
Our business is directly affected by general macroeconomic risks in the waste industry that are impacted by economic factors outside of our control, which if realized may negatively impact our business, results of operations, and financial performance. These risks related to general macroeconomic conditions include those with respect to consumer confidence, global supply chain disruptions, inflation, labor supply, fuel prices, interest rates and access to capital markets. Economic factors, such as ongoing or potential geopolitical conflict, pandemics, recessions, or similar national or global events, have caused and may continue to cause, economic disruption across our geographic footprint resulting in reductions in business, consumers and construction activity. Negative economic conditions can result in decreased consumer spending and decreases in solid waste volumes generated in the collection and disposal businesses, which negatively impacts our ability to grow through new business or service upgrades and the sales price of commodities in our recycling business, and may result in customer turnover and reduction in customers’ waste service needs. Furthermore, residual macroeconomic effects associated with these economic factors have negatively impacted, and may continue to negatively impact, the global supply chain, labor markets and distribution networks leading to heightened inflation across labor, select services and goods, and capital investments. Inflationary increases in costs, including current inflationary pressures associated primarily with labor, certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. In addition, fuel cost increases may materially impact our operating margins and cash flows. Significant components of our operating expenses, including labor, fuel and third-party services, have been impacted by sustained inflation. To the extent these economic factors increase macroeconomic risks and adversely affect our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations and financial condition. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion.
If we are unable to attract, hire or retain key team members and a high-quality workforce, or if our succession planning does not develop an adequate pipeline of future leaders, it could disrupt our business, jeopardize our strategic priorities and result in increased costs, negatively impacting our results of operations.
Our operations require us to attract, hire, develop and retain a high-quality workforce to provide a superior customer experience. This includes key individuals in leadership and specialty roles, as well as a very large number of drivers, technicians and other front-line and back-office team members necessary to provide our services.
We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. This competition comes from other waste management companies as well as other employers who hire drivers and maintain fleets, such as companies that provide courier delivery services, including United Parcel Service, Inc., FedEx Corporation and Amazon, as well as from a tightening labor market. As a result, certain positions currently experience, have historically experienced, and may experience in the future, high turnover rates or labor shortages, which can lead to increased recruiting, training and retention costs. If we are unable to hire and retain sufficient numbers of drivers to service our collection and disposal routes and mechanics to maintain our trucks, our financial condition and operating results could be materially impacted. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in extensive internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations. Also see Item 1A. "Risk Factors — We are subject to general macroeconomic risks in the waste industry that are impacted by economic factors outside of our control, which, if realized, may adversely affect our business, operating results and financial performance" of this Annual Report on Form 10-K.

Significant shortages in diesel fuel supply or increases in diesel fuel prices could affect our operating expenses and results.
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Fuel is needed to run our fleet of trucks, equipment and other aspects of our operations, including our reliance on various third-party transporters and service providers. Price escalations of fuel increase our operating expenses. In fiscal year 2023, we consumed approximately 11.9 million gallons of diesel fuel in our solid waste operations. Although we have a fuel cost recovery program, which is the energy component of our energy and environmental fee program that floats monthly based on reported diesel fuel prices, contractual restrictions and competitive conditions may impact our opportunity to pass this fee on to our customers in all circumstances. See Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of this Annual Report on Form 10-K for further discussion over the impacts of fuel prices on our operations. Also see Item 1A. "Risk Factors — We are subject to general macroeconomic risks in the waste industry that are impacted by economic factors outside of our control, which, if realized, may adversely affect our business, operating results and financial performance" of this Annual Report on Form 10-K.
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
In our solid waste disposal markets, we also compete with operators of alternative disposal and recycling facilities and with counties, municipalities and solid waste districts that maintain their own solid waste collection, recycling and disposal operations. We also face increased competition from companies which seek to use parts of the waste stream as feedstock for renewable energy supplies. Public entities may have financial advantages because of their ability to charge user fees or similar charges, impose taxes and apply resulting revenues, access tax-exempt financing, transport waste to disposal sites outside of the northeastern markets, and, in some cases, utilize government subsidies.
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
Our growth strategy includes engaging in acquisitions or developing operations or assets with the goal of complementing or expanding our business. We have made, and we may continue to make in the future, acquisitions to densify existing operations, expand service areas and grow services for our customers. These acquisitions may include “tuck-in” acquisitions within our existing markets, acquisitions of assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates, and if we identify suitable acquisition candidates, we may be unable to successfully negotiate the acquisition at a price or on terms and conditions acceptable to us. Furthermore, we may be unable to obtain the necessary regulatory approvals to complete potential acquisitions.
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
We are subject to potential liability and restrictions under environmental laws and regulations, including potential liability and restrictions arising from or relating to the transportation, handling, recycling, generation, treatment, storage and disposal of wastes, the presence, release, discharge or emission of pollutants, and the investigation, remediation and monitoring of impacts to soil, surface water, groundwater and other environmental media including natural resources, as a result of the actual or alleged presence, release, discharge or emission of hazardous substances, pollutants or contaminants on, at, under or migrating from our properties, or in connection with our operations. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate and limit the emission of greenhouse gases to ameliorate the effect of climate change. Our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate in violation of the terms and conditions of, or without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and affect our results of operations, cash flows, and available capital. In addition, the potential for increased regulation of PFAS and other emerging contaminants could lead to increased compliance and remediation costs, or litigation risks, which could adversely impact our financial condition and results of operations. Future regulation changes may also require us to modify, supplement, or replace equipment or facilities at a substantial cost.
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
In addition to the costs of complying with environmental laws and regulations, we incur costs in connection with environmental proceedings and litigation brought against us by government agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, including natural resource damage, personal injury, and/or property damage or impairment, or seeking to impose civil penalties or injunctive relief or overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities.
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
In certain jurisdictions, we are subject to compliance with specific obligations under competition laws due to our competitive position in those jurisdictions. Failure to comply with these obligations could subject us to enforcement actions or financial penalties which could have a material adverse effect on our business.

The increasing focus on PFAS and other emerging contaminants may lead to increased compliance and remediation costs and litigation risks, which could adversely impact our financial condition and results of operations.
The regulatory environment for PFAS is rapidly evolving, with increasing demands for enhanced environmental monitoring programs and advanced treatment technologies to mitigate PFAS contamination. Risks to the Company related to PFAS include regulatory risks, including the proposed designation by the EPA of PFAS as hazardous substances, which could create Superfund liabilities under CERCLA for all downstream recipients of PFAS, including passive receivers such as our landfills, the establishment of federal and state drinking water standards and surface water criteria which set low thresholds for impacts to drinking water and surface water, the risk that states in which we operate will require stringent monitoring of PFAS at our landfills, the risk of material increases in landfill leachate treatment costs due to mandatory pre-treatment or otherwise, the risk that existing remedial sites will become more complex and that closed landfills will be under enhanced regulatory scrutiny, the risk that biosolids management will be impacted by restrictions on end uses and the risk that that pre-existing land application sites will be determined to contain PFAS. Any such liability is likely to be uninsurable, with no coverage likely under our pollution or product liability policies.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.
We are required to obtain government permits to operate our facilities, including all of our landfills. There is no guarantee that we will be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws and regulations adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of solid waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. In addition, state laws applicable to certain of our landfills require that the state determine whether acceptance at the landfill of waste not generated within the state provides a substantial public benefit. In addition, the potential for increased regulation of PFAS and other emerging contaminants could also lead to increased financial impacts such as additional capping requirements, increased closure/post-closure care costs and obligations, enhanced leachate treatment requirements, waste disposal limits, and transport limitations.
Despite our best efforts, we may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies of scale from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for disclosure about legal matters impacting our permitting efforts. Given our current expected run rate and remaining available capacity at our NCES Landfill in Bethlehem, New Hampshire, we may consume all remaining permitted capacity at our NCES Landfill during the fiscal year ending December 31, 2027 ("fiscal year 2027"). Based on currently available information, we believe that it is unlikely that the landfill under development by us in Dalton, New Hampshire will be fully permitted, constructed and operational by the end of fiscal year 2027.
Fluctuations in commodity prices and diminished markets for recyclable materials that we sell to customers may adversely affect our results of operations and cash flows.
Our processing business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. Our results of operations and cash flows may be adversely affected by falling purchase or resale prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are subject to changes in economic conditions and numerous other factors beyond our control, which may result in decreased demand of recyclable materials and lower commodity prices. Global and domestic factors such as recycling commodity inventory levels, inflation, consumer spending and economic activity levels may result in lower recycling commodity prices. The recycling commodity markets continue to see ongoing price volatility. Significant price fluctuations may adversely affect our results of operations and cash flows in the form of higher operating costs or lower revenues. Although many of our recycling contracts require the respective municipalities to absorb some of the impact of declining commodity prices, these contracts have had the impact of significantly increasing the costs to municipalities for continuing to offer recycling services to their customers. In the event that the costs of such services become excessive, such municipalities could discontinue their recycling programs altogether, which could materially affect our financial results. See Item 7A. "Quantitative and Qualitative Disclosure About Market Risk" of this Annual Report on Form 10-K for further discussion over the impacts of commodity prices on our operations.

We are upgrading our technology infrastructure and there can be no assurance that our efforts will be completed on the projected timetable or that our investment will result in the expected gains.
Upgrades to our technology infrastructure are ongoing and include a comprehensive lead to cash solution, on-board computers, dynamic route optimization, procurement optimization, cybersecurity initiatives, and other systems that we believe will improve our internal processes and the productivity of our employees. These upgrades are complex and there can be no assurance that they will result in expected productivity gains and operating cost reductions on our anticipated timeline, if at all. In addition, if we are not able to maintain the security of our data, confidential information about us or our customers or suppliers could be inadvertently disclosed, subjecting us to possible expenses and other liabilities as well as adversely impacting customer and other third-party relationships. If we are unable to benefit from new technologies, we may be at a competitive disadvantage to other companies in the waste management industry, in which case our operating results could suffer.
Significant disruptions in our information technology systems or cybersecurity incidents could negatively impact our business and our relationships with customers, adversely affecting our financial results and exposing us to litigation risk.
We use computer technology, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our customers and for our employees to be able to process transactions and provide information that we feel is necessary to manage our business. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with our customers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, the use of our information technology systems give rise to cybersecurity risks, including security breach, computer viruses, sabotage or espionage, ransomware attacks, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented and continue to implement measures to prevent security breaches and cyber incidents, our preventive or detection measures and incident response efforts may not be entirely effective, especially as cybersecurity attacks continue to evolve and become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time. We are also exposed to cybersecurity risk with respect to data and other information that may be shared with third parties in connection with our business operations, if such third parties become subject to security breaches or other releases of information. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data.
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
Our operations and customers are concentrated principally in New England, New York, Pennsylvania and other Mid-Atlantic states. Therefore, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors, including state regulations and budget constraints and severe weather conditions. In addition, as we seek to expand in our existing markets, opportunities for growth within this region will become more limited and the geographic concentration of our business will increase.

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
The provision of resource management services, including the operation of landfills, a substantial fleet of trucks and other waste-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. We carry a range of insurance policies intended to protect our assets and operations, including general liability insurance, property damage and environmental risk insurance. While we endeavor to purchase insurance coverage appropriate to our risk assessment, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages, and as a result our insurance program may not fully cover us for losses we may incur. In addition, as a result of a number of catastrophic weather and other events in the United States, insurance companies have incurred substantial losses and accordingly in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions, and/or have substantially increased the cost of such coverage. It is likely that the tight insurance markets will continue into the foreseeable future. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks we have retained under our self-insurance programs may exceed our recorded reserves, which could negatively impact future earnings. See Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for disclosure about our self-insurance liabilities and related costs.
We could be precluded from entering into contracts or obtaining or maintaining permits or certain contracts if we are unable to obtain third-party financial assurance to secure our contractual obligations.
Public solid waste collection, recycling and disposal contracts, and obligations associated with landfill closure and post-closure, typically require performance or surety bonds, letters of credit or other means of financial assurance to secure our contractual performance. We currently obtain performance and surety bonds from Evergreen National Indemnity Company, in which we hold a 19.9% equity interest. If we are unable to obtain the necessary financial assurance in sufficient amounts or at acceptable rates, we could be precluded from entering into additional municipal contracts or from obtaining or retaining landfill management contracts or operating permits.

We may be required to write-off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could harm our earnings.
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, landfills, cost method investments and development projects. In addition, we have considerable unamortized assets, including goodwill. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (1) any operation or other asset that is being sold, permanently shut down or impaired or has not generated or is not expected to generate sufficient cash flow; (2) any landfill or development project, or growth oriented investment that is not expected to be successfully completed or generate a sufficient return on investment; and (3) any goodwill or other intangible assets that are determined to be impaired.
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
Our transfer and disposal revenues have historically been higher in the late spring, summer and early fall months, which when combined with operating and other fixed costs that remain constant throughout the fiscal year, results in seasonal fluctuations in our operating performance. This seasonality reflects the lower volume of solid waste during the late fall, winter and early spring months primarily because the volume of waste relating to C&D activities decreases substantially during the winter months in the eastern United States where we are geographically located.
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
Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2024, approximately 4% of our employees were represented by unions.
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
We are subject to risks related to our ESG activities and disclosures that may adversely affect our market outlook, brand and reputation, and financial performance, which may impact our ability to achieve our long-term business objectives. Our ESG practices are designed to bring our actions and impacts into alignment with broader societal goals and environmental limits. Although we have developed a framework and perform a reporting initiative to identify, measure, monitor, report, and control our ESG practices and related exposure to ESG expectations and regulations, we may not achieve our sustainability goals and commitments, or we may improperly report on our progress toward achieving our sustainability goals and commitments, which could result in negative publicity that could affect our brand and reputation, and accordingly, adversely impact our financial condition and results of operations.
Risks Related to Our Indebtedness
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.
As of December 31, 2023, we had $1,054.5 million of outstanding principal indebtedness (excluding $27.7 million of outstanding letters of credit issued under our $350.0 million term loan A facility, $300 million revolving line of credit facility with a $75.0 million sublimit for letters of credit, and $430.0 million aggregate principal amount of term loan A facility (collectively, the "Credit Facility")). This amount of indebtedness and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants included in the Credit Facility. We may also be subject to higher interest expense based on how we perform against financial and other covenants. Additionally, if we do not comply with financial and other covenants, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing Credit Facility or seeking additional equity capital.
Our ability to satisfy our obligations and to reduce our total debt depends on our future operating performance and on economic, financial, competitive and other factors, many of which are beyond our control. If we are unable to service or refinance our debt, we may be required to divert funds that would otherwise be invested in growing our business operations or sell selected assets. Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will depend on conditions in the debt capital markets. As of December 31, 2023, we had $272.3 million of unused commitments remaining under the Credit Facility, subject to customary borrowing conditions, and approximately $220.9 million in cash and cash equivalents available for any future payment obligations.
An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we are unable to repay debt to our lenders or are otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Risks Related to Our Common Stock
Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to ten votes per share. The lower voting power of the Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.
We have two classes of common stock: Class A common stock, which is entitled to one vote per share, and Class B common stock, which is entitled to ten votes per share. All of the outstanding Class B common stock are beneficially owned by John W. Casella, our Chairman and Chief Executive Officer; certain trusts for the benefit of Mr. John Casella and his spouse; Douglas R. Casella, a member of our Board of Directors who is Mr. John Casella's brother; and certain trusts for the benefit of Mr. Douglas Casella and his spouse. Except for the election of one of our directors and in certain limited circumstances required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. As of January 31, 2024, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding. Based on the number of shares of common stock outstanding as of January 31, 2024, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represented approximately 15.0% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration and constitute, and are expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders. The difference in the voting power of our Class A common stock and Class B common stock could diminish the market value of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and customer information from unauthorized access or attack, as well as secure our networks and systems. Such processes are periodically assessed against the National Institute of Standards and Technology cybersecurity framework and include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices.
We engage external parties to supplement our internal capabilities and to assess our cyber maturity and readiness on a periodic basis. This includes being party to a managed services agreement with an external party for incident response; engaging an external party for comprehensive cybersecurity assessment, opportunity prioritization, initiative road mapping and cyber project delivery; and engaging additional external parties to assist with critical cyber-related infrastructure such as firewall maintenance and upgrade initiatives. While utilizing third-party service providers presents risk, we assess all third-party service providers for their qualifications before engaging them and monitor such providers throughout the term of the engagement in order to help protect us from any additional vulnerabilities.
We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.
The Audit Committee of our Board of Directors ("Audit Committee") provides direct oversight over cybersecurity risk and acts in an advisory capacity to our management team, primarily, as it relates to cybersecurity, our Chief Information Officer ("CIO"), and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.
Our CIO leads the operational oversight of our company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. This includes the utilization of a security operations center which deploys overlapping layers of security technology, monitoring, and staff for incident response. Should an incident arise, we, led by our CIO, follow a documented incident response plan, which includes activating retained third-party incident response specialists. The CIO’s cybersecurity expertise is derived from over 30 years of experience in information technology, consulting, and technology transformation through ever-progressing leadership roles.
In an effort to deter and detect cyber threats, we provide key employees, with various cybersecurity trainings that cover timely and relevant topics, and educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

ITEM 2. PROPERTIES
Our headquarters is located at 25 Greens Hill Lane, Rutland, Vermont 05701, where we currently lease approximately 12,000 square feet of office space.
Our principal property and equipment consists of land, landfills, finance lease right-of-use assets, buildings, machinery and equipment, rolling stock and containers. At January 31, 2024, we operated eight subtitle D landfills, four of which we own and four of which we lease; one landfill permitted to accept C&D materials that we own; 71 transfer stations, 40 of which we own, 11 of which we lease and 20 of which we operate under a contract; 64 solid waste collection facilities, 41 of which we own, 22 of which we lease and one of which we operate under a contract; 29 recycling processing facilities, 16 of which we own, 10 of which we lease and three of which we operate under a contract; three landfill gas-to-energy facilities that we own; and 34 corporate office and other administrative facilities, 15 of which we own and 19 of which we lease (See "Operational Overview" in Item 1. “Business” of this Annual Report on Form 10-K for property information by operating segment and location). We believe that our property and equipment are adequately maintained and sufficient for our current operations.
ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided in Note 13, Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades on the Nasdaq Global Select Market (“Nasdaq Stock Market”) under the symbol CWST. There is no established trading market for our Class B common stock. As of January 31, 2024, there were approximately 700 holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from December 31, 2018 through December 31, 2023, with the cumulative total return on the Russell 2000 Index and Peer Group. The stock performance graph assumes the investment on December 31, 2018 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index and the Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Casella Waste Systems, Inc.	$100.00	$161.57	$217.44	$299.82	$278.38	$299.96
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
Peer Group	$100.00	$127.59	$138.58	$195.70	$184.40	$220.13

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2022 ("fiscal year 2022") compared to our financial condition and results of operations for the fiscal year ended December 31, 2021 is included under the heading Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the Securities and Exchange Commission on February 17, 2023.
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
We provide integrated solid waste services in nine states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware and Maryland with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc. ("GFL Subsidiaries"), which are the basis of our newly formed regional operating segment, the Mid-Atlantic region, that expanded our integrated solid waste services to the states of Delaware and Maryland, ("GFL Acquisition"). Operations under the Mid-Atlantic region commenced on July 1, 2023.
We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
For financial information concerning our reportable operating segments and additional disclosure over the GFL Acquisition refer to “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
As of January 31, 2024, we owned and/or operated 64 solid waste collection operations, 71 transfer stations, 29 recycling and processing facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.
Acquisitions and Divestitures
Acquisitions
We have made in the past, and we expect to make in the future, acquisitions to densify existing operations, expand service areas, and grow services for our customers. These acquisitions may include “tuck-in” acquisitions within our existing markets, assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time, we may acquire businesses that are complementary to our core business strategy. We face competition for acquisition targets, particularly the larger and more meaningful targets, but we believe that our strong relationships and reputation help to offset this factor.
We have a business development team that identifies acquisition candidates, categorizes the opportunity by strategic fit and financial synergies, establishes contact with the appropriate representative of the acquisition candidate and gathers further information on the acquisition candidate.
In the fiscal year ended December 31, 2023 ("fiscal year 2023"), we acquired seven businesses: the GFL Subsidiaries, which include solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware; the assets of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), which was completed on September 1, 2023 and consists of a collection, transfer and recycling business in the greater Albany, New York area (the "Twin Bridges Acquisition"); and five additional solid waste collection businesses that provide collection, transfer and recycling services. Our total consideration for acquisitions completed in fiscal year 2023 was $846.6 million, including $846.7 in cash, $2.7 million in holdbacks and additional consideration owed to sellers, partially offset by $(2.8) million of open working capital settlements due from sellers.
In the fiscal year 2022, we acquired fourteen businesses, primarily related to our solid waste collection, transfer, recycling and transportation operations, for total consideration of $82.7 million, including $76.6 million in cash, $1.3 million in non-cash consideration and $4.8 million in holdbacks to sellers.

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

Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. The Mid-Atlantic region, which was formed as a result of the GFL Acquisition on June 30, 2023, commenced operations on July 1, 2023. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource renewal operations through the Resource Solutions operating segment, which includes processing services and non-processing services, which we previously referred to as our Customer Solutions business, but now refer to as our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.
The table below shows revenue attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Fiscal Year Ended December 31,				$ Change
	2023		2022
Collection	$710.6	56.2%	$539.6	49.7%	$171.0
Disposal	244.6	19.3%	228.0	21.0%	16.6
Power	6.6	0.5%	7.5	0.7%	(0.9)
Processing	9.9	0.8%	10.1	1.0%	(0.2)
Solid waste operations	971.7	76.8%	785.2	72.4%	186.5
Processing	106.0	8.4%	119.1	10.9%	(13.1)
National Accounts	186.8	14.8%	180.8	16.7%	6.0
Resource Solutions operations	292.8	23.2%	299.9	27.6%	(7.1)
Total revenues	$1,264.5	100.0%	$1,085.1	100.0%	$179.4
Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2023 vs Fiscal Year 2022
	Amount	% Growth
Price	$58.6	7.5%
Volume	(14.7)	(1.9)%
Surcharges and other fees	12.3	1.6%
Commodity price and volume	(1.6)	(0.2)%
Acquisitions	131.9	16.8%
Solid waste revenues	$186.5	23.8%

The most significant items impacting the change in our solid waste revenues during fiscal year 2023 are summarized below:

•Price increased due to (i) $42.9 million, or 7.9%, from favorable collection pricing and (ii) $15.7 million, or 6.9%, from favorable disposal pricing associated with our landfills, transfer stations and, to a lesser extent, transportation services.
•Volume decreased due to (i) $(10.9) million from lower collection volumes associated with slowing economic activity, primarily in the roll-off business, higher customer churn due to increased pricing and fees charged to additional customers, particularly in our Western region, and, to a lesser extent, purposeful shedding of less profitable customers and (ii) $(4.3) million from lower disposal volumes, primarily lower landfill volumes related to slowing economic activity; partially offset by additional disposal volumes in our Western region related to flooding from a severe weather event in the summer; partially offset by $0.5 million from higher processing volumes.
•Surcharge and other fees increased primarily due to (i) new fees related to legacy fuel and environmental cost recovery programs associated with the GFL Acquisition and (ii) higher sustainability recycling adjustment fees ("SRA Fee(s)") revenues as a result of lower recycled commodity prices and a higher customer participation rate; partially offset by lower energy and environmental fees ("E&E Fee(s)") revenues associated with our fuel cost recovery program as a result of lower diesel fuel prices, partially offset by a higher customer participation rate. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information regarding our E&E Fee and SRA Fee;
•Commodity price and volume decreased primarily due to (i) unfavorable commodity and energy pricing and (ii) lower energy volumes; partially offset by higher commodity processing volumes; and
•Acquisitions increased due to (i) the partial year impact of the seven acquisitions completed in fiscal year 2023, including the GFL Acquisition and Twin Bridges Acquisition, as described above, and (ii) the rollover impact of the twelve acquisitions completed in fiscal year 2022.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period change in Resource Solutions revenues.
Operating Expenses
A summary of our cost of operations, general and administration and depreciation and amortization expenses is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,				$ Change
	2023		2022

Cost of operations	$832.0	65.8%	$723.1	66.6%	$108.9
General and administration	$155.8	12.3%	$133.4	12.3%	$22.4
Depreciation and amortization	$170.7	13.5%	$126.4	11.6%	$44.3

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

A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,				$ Change
	2023		2022
Direct costs	$311.2	24.6%	$279.7	25.8%	$31.5
Direct labor costs	175.3	13.9%	144.0	13.3%	31.3
Direct operational costs	99.7	7.9%	89.5	8.3%	10.2
Fuel costs	48.6	3.8%	48.3	4.4%	0.3
Maintenance and repair costs	102.1	8.1%	81.7	7.4%	20.4
Other operational costs	95.1	7.5%	79.9	7.4%	15.2
	$832.0	65.8%	$723.1	66.6%	$108.9
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the change in our cost of operations during fiscal year 2023 are summarized below:
•Direct costs increased in aggregate dollars due primarily to (i) acquisitions and (ii) higher third-party disposal rates and hauling charges reflecting inflationary pressures; partially offset in dollars, and more than offset as a percentage of revenues, by (i) lower purchased material costs in our Resource Solutions operating segment and (ii) lower hauling and transportation costs on lower base business disposal volumes in our Eastern region operating segment, which operates with a higher level of direct costs as a percentage of revenue.
•Direct labor costs increased due primarily to (i) acquisitions, with an increase as a percentage of revenues associated with acquired business mix, including more labor intensive rear-load operations, and (ii) higher wages and benefit costs reflecting inflationary pressures; partially offset by (a) improved routing efficiencies and (b) lower outside labor costs.
•Direct operational costs increased in aggregate dollars due to (i) acquisitions, (ii) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (iii) higher host community and royalty fees, primarily in our Western region, (iv) higher leachate disposal costs, and (v) general cost inflation; partially offset in dollars, and more than offset as a percentage of revenues, by lower other landfill operating costs related to lower volumes.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset in dollars, and more than offset as a percentage of revenues, by lower diesel fuel prices and lower fuel consumption related to lower base business solid waste volumes. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for additional information regarding our fuel costs.
•Maintenance and repair costs increased due to (i) acquisitions, (ii) higher personnel and parts costs reflecting inflationary pressures, and (iii) higher vehicle maintenance costs driven by delays in the delivery of fleet replacements.
•Other operational costs increased due to (i) acquisitions, (ii) higher spend associated with supporting acquisition-related growth, (iii) increased facility insurance costs, and (iv) general cost inflation; partially offset by a gain on resolution of acquisition-related contingent consideration associated with the reversal of a contingency for a transfer station permit expansion in our Western region that is no longer deemed viable.
General and Administration
General and administration expense includes: (i) labor costs, which consist of salaries, wages, incentive compensation and related benefit costs such as health and welfare benefits and workers compensation costs related to management, clerical and administrative functions; (ii) professional service fees; (iii) provision for expected credit losses; and (iv) other overhead costs including those associated with marketing, sales force and community relations efforts.
A summary of the major components of our general and administration expenses is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,				$ Change
	2023		2022
Labor costs	$101.6	8.0%	$91.5	8.4%	$10.1
Professional fees	10.1	0.8%	7.0	0.6%	3.1
Provision for expected credit losses	2.5	0.2%	2.0	0.2%	0.5
Other	41.6	3.3%	32.9	3.1%	8.7
	$155.8	12.3%	$133.4	12.3%	$22.4
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administrative expense increased in fiscal year 2023 primarily due to (i) higher costs related to acquisitions, the establishment of the Mid-Atlantic region, and support of the company’s growth and acquisition strategy, including labor costs, professional fees and other costs, (ii) inflation of salary, wage and benefit costs, (iii) higher equity compensation costs, (iv) higher property taxes, and (v) higher sponsorship and advertising related costs; partially offset by lower accrued incentive compensation costs.
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
A summary of the major components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Fiscal Year Ended December 31,				$ Change
	2023		2022
Depreciation expense	$99.2	7.8%	$78.1	7.2%	$21.1
Landfill amortization expense	40.4	3.2%	31.6	2.9%	8.8
Other amortization expense	31.1	2.5%	16.7	1.5%	14.4
	$170.7	13.5%	$126.4	11.6%	$44.3

Depreciation and amortization expense increased in fiscal year 2023 primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) net investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions from the prior year periods, more than offsetting lower landfill volumes.
Expense from Acquisition Activities
In fiscal years 2023 and 2022, we recognized expenses of $15.0 million and $4.6 million, respectively, comprised primarily of legal, consulting and other similar costs associated with the due diligence, acquisition and integration of acquired businesses, including the GFL Acquisition and the Twin Bridges Acquisition, in fiscal year 2023, as well as select development projects. See Note 5, Business Combinations, to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for disclosure regarding acquisition activity.
Legal Settlement
In fiscal year 2023, we accrued for a charge of $6.2 million in current liabilities due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement was executed July 24, 2023 and has received court approval.

Landfill Capping Charge - Veneer Failure
In fiscal year 2023, we recorded a charge of $3.9 million consisting of both (i) the write-off of historical payments associated with capping work that has been deemed no longer viable due to a veneer failure and (ii) the related operating expenses incurred to clean up the affected capping material at a Subtitle D landfill we operate located in Seneca, New York. Engineering analysis is currently underway to determine root causes and responsibility for the event.
Southbridge Landfill Closure Charge, Net
In the fiscal year ended December 31, 2017, we initiated the plan to cease operations of our landfill located in Southbridge, Massachusetts ("Southbridge Landfill") and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in fiscal years 2023 and 2022, we recorded charges associated with the closure of our Southbridge Landfill (in millions) as follows:

	Fiscal Year Ended December 31,
	2023	2022
Legal and transaction costs (1)	$0.4	$0.7
Landfill closure project charge (2)	0.1	0.7
Southbridge Landfill closure charge, net	$0.5	$1.4
(1)We incurred legal costs as well as other transaction costs associated with various matters as part of the Southbridge Landfill closure.
(2)We recorded a landfill closure project charge associated with revised costs under the closure plan at Southbridge Landfill. See Note 10, Final Capping, Closure and Post-Closure Costs, to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for disclosure regarding our landfill final capping, closure and post-closure costs.
Environmental Remediation Charge
In fiscal year 2022, we recorded an environmental remediation charge of $0.8 million associated with the investigation of potential remediation at an inactive waste disposal site that adjoins one of our landfills. See Note 13, Commitments and Contingencies, to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure over environmental remediation liabilities.
Other expenses
Interest Expense, net
Our interest expense, net increased $13.8 million in fiscal year 2023 due primarily to (i) entering into a $430.0 million aggregate principal amount term loan A facility (“2023 Term Loan Facility”) to fund the GFL Acquisition, (ii) the amortization of transaction, legal, and other similar debt issuance costs incurred associated with bridge financing activities related to the GFL Acquisition and the Twin Bridges Acquisition, (iii) rising interest rates, and (iv) the issuance of $35.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) in June 2022 and $35.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) in August 2023; partially offset by (i) higher interest income associated with the timing of financing activities resulting in a higher average cash balance and (ii) higher interest income rates.
For additional disclosure regarding interest expense, see Note 12, Debt to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Loss from Termination of Bridge Financing
In fiscal year 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3.7 million, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4.5 million.

Provision for Income Taxes
Our provision for income taxes was $11.6 million in fiscal year 2023 and $21.9 million in fiscal year 2022. For fiscal year 2023, the provision for income taxes includes $4.4 million of current income taxes and $7.2 million of deferred income taxes. The provision for income taxes in fiscal year 2022 included $5.4 million of current income taxes and $16.5 million of deferred income taxes. The effective rate for the fiscal year 2023 is 31.4% and is computed based on the statutory rate of 21% adjusted primarily for state taxes and nondeductible officer compensation.
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
Depending on bonus depreciation and other elections made on the 2023 tax return when filed, we project to carry $7.2 million of pre-2018 net operating losses and $125.7 million of post-2017 net operating losses into the 2024 tax year.
In addition, the TCJA added limitations on the deductibility of interest expense that became more restrictive beginning in tax year 2022 and limits the deductibility of some of our interest expense in tax year 2023. Depending on elections made on the 2023 return when filed, we expect $25.1 million of interest expense to be disallowed. Any interest expense disallowed may be carried forward indefinitely and deducted in later years subject to said interest limitation.
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
A summary of revenues by reportable operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2023	2022
Eastern	$374.5	$340.0	$34.5
Western	511.6	445.2	66.4
Mid-Atlantic	85.6	—	85.6
Resource Solutions	292.8	299.9	(7.1)
Total	$1,264.5	$1,085.1	$179.4

A summary of operating income (loss) by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2023	2022
Eastern	$27.2	$16.6	$10.6
Western	62.3	65.5	(3.2)
Mid-Atlantic	(5.8)	—	(5.8)
Resource Solutions	5.6	15.9	(10.3)
Corporate Entities	(8.9)	(2.6)	(6.3)
Total	$80.4	$95.4	$(15.0)
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2023 vs Fiscal Year 2022
	Amount	% Growth
Price	$30.7	9.0%
Volume	(8.7)	(2.6)%
Surcharges and other fees	1.6	0.5%
Commodity price and volume	(0.1)	—%
Acquisitions	11.0	3.2%
Solid waste revenues	$34.5	10.1%

Revenue increased in fiscal year 2023 as compared to the prior year, primarily driven by (i) favorable collection pricing of $22.5 million, or 9.6%, (ii) favorable disposal pricing of $8.2 million, or 8.3%, (iii) the contribution from acquisitions, (iv) higher surcharges and fees, and (v) higher processing volume of $0.6 million; partially offset by (a) lower disposal volume of $(8.0) million, or (8.1)%, due to slowing economic activity and landfill customer and material mix, as well as (b) lower collection volume of $(1.3) million, or (0.5)%.
Operating income increased in fiscal year 2023 by $10.6 million as compared to the prior year. The year-over-year increase was driven by revenue growth, described above, as well as intercompany revenues, and lower costs associated with lower base business disposal and collection volumes and improved routing efficiencies; partially offset by (i) higher costs associated with the acquired businesses, (ii) general cost inflation, including for disposal, labor, and maintenance costs, (iii) higher landfill amortization expense resulting from changes in cost and other assumptions from the prior year, and (iv) the legal settlement charge. See further discussion about the legal settlement charge above in "Operating Expenses".
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2023 vs Fiscal Year 2022
	Amount	% Growth
Price	$27.9	6.3%
Volume	(6.0)	(1.3)%
Surcharges and other fees	4.8	0.9%
Commodity price and volume	(1.5)	(0.3)%
Acquisitions	41.2	9.3%
Solid waste revenues	$66.4	14.9%
Revenue increased in fiscal year 2023 as compared to the prior year, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $20.4 million, or 6.7%, (iii) favorable disposal pricing of $7.5 million, or 5.8%, (iv) higher disposal volume of $3.7 million, or 2.9%, driven in large part by the flooding caused by severe weather in the summer, and (v)

higher surcharges and fees; partially offset by lower collection volume of $(9.7) million, or (3.1)%, due to slowing economic activity, customer churn, and to a lesser extent, purposeful shedding of less profitable customers.
Operating income declined in fiscal year 2023 by $(3.2) million as compared to the prior year. The year-over-year decline was due to (i) an increase in costs due to acquisitions, (ii) the legal settlement charge, (iii) the landfill capping charge - veneer failure, (iv) general cost inflation, including for disposal, labor, and maintenance costs, and (v) higher landfill amortization expense resulting from changes in cost and other assumptions from the prior year; partially offset by (a) revenue growth, described above, (b) intercompany revenues, (c) lower costs associated with lower base business collection volumes, (d) improved routing efficiencies, (e) a gain on resolution of acquisition-related contingent consideration associated with the reversal of a contingency for a transfer station permit expansion that is no longer deemed viable, and (f) the environmental remediation charge taking place in fiscal year 2022. See further discussion about the expense from acquisition activities, the legal settlement, the landfill capping charge - veneer failure, and the environmental remediation charge above in "Operating Expenses".
Mid-Atlantic Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

Period-to-Period Change For Fiscal Year 2023 vs Fiscal Year 2022
Amount
Surcharges and other fees	$5.9
Acquisitions	79.7
Solid waste revenues	$85.6
Collection and transfer station operations for our Mid-Atlantic region operating segment commenced on July 1, 2023 following the GFL Acquisition. The operating loss of $(5.8) million was impacted by $5.3 million of expense from acquisition activities, comprised of legal, consulting and integration costs related to the GFL Acquisition, as well as the impact of accelerated amortization schedules of certain acquired intangibles.
Resource Solutions
A summary of the period-to-period change in Resource Solutions revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2023 vs Fiscal Year 2022
	Amount	% Growth
Price	$(18.9)	(6.3)%
Volume	6.1	2.0%
Surcharges and other fees	(0.8)	(0.3)%
Acquisitions	6.5	2.2%
Resource Solutions revenues	$(7.1)	(2.4)%
Revenue decreased in fiscal year 2023 as compared to the prior year, primarily driven by (i) the unfavorable impact of lower recycled commodity pricing on processing revenues of $(37.6) million, or (31.6)%, (ii) lower non-processing volumes of $(2.3) million, or (1.3)%, and (iii) lower non-processing surcharges and other fees; partially offset by (a) higher tipping fees and other processing pricing of $10.6 million, or 8.9%, (b) non-processing pricing of $8.1 million, or 4.5%, (c) higher processing volumes of $8.4 million, or 7.0% and (d) contribution from acquisitions.
Operating income declined in fiscal year 2023 by $(10.3) million as compared to the prior year, primarily driven by lower revenues, described above, as well as intercompany revenues, in combination with higher costs associated with (i) acquired businesses, (ii) the diversion of materials from our Boston, Massachusetts MRF, which underwent a retrofit during fiscal year 2023, and (iii) general cost inflation.

Corporate Entities
Corporate Entities operating loss reflects those costs not allocated to our reportable operating segments, which typically consists of depreciation and amortization expense. Operating deficit increased $(6.3) million from the prior year due to unallocated acquisition related expenses, comprised primarily of legal, consulting and other similar costs.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of December 31, 2023, we had $272.3 million of undrawn capacity under our $300.0 million revolving credit facility ("Revolving Credit Facility") and $220.9 million of cash and equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
Our known current and long-term uses of cash include, among other possible demands: (i) acquisitions, (ii) capital expenditures and leases, (iii) repayments to service debt and other long-term obligations, and (iv) payments for final capping, closure and post-closure asset retirement obligations and environmental remediation liabilities. We have made in the past, and plan to make in the future, acquisitions to expand service areas, densify existing operations, and grow services for our customers. Future acquisitions may include larger acquisitions that may be inside or outside of our existing market, which could require additional financing either in the form of debt or equity.

A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	December 31,
	2023	2022	$ Change
Cash and cash equivalents	$220.9	$71.2	$149.7
Current assets, excluding cash and cash equivalents	$205.4	$136.3	$69.1
Restricted assets	$2.2	$1.9	$0.3
Total current liabilities:
Current liabilities, excluding current maturities of debt	$243.1	$168.6	$74.5
Current maturities of debt	35.8	9.0	26.8
Total current liabilities	$278.9	$177.6	$101.3
Debt, less current portion, excluding unamortized debt issuance costs	$1,018.8	$594.5	$424.3
Current assets, excluding cash and cash equivalents, increased $69.1 million and current liabilities, excluding current maturities of debt, increased $74.5 in fiscal year 2023, resulting in a $(5.4) million decline in working capital, net (defined as current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of debt) from $(32.3) million as of December 31, 2022 to $(37.7) million as of December 31, 2023. We strive to maintain a negative working capital cycle driven by shorter days sales outstanding as compared to days payable outstanding in an effort to collect money at a faster rate than paying bills to facilitate business growth.
Summary of Cash Flow Activity
Cash and cash equivalents increased $149.7 million in fiscal year 2023. A summary of cash flows (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2023	2022
Net cash provided by operating activities	$233.1	$217.3	$15.8
Net cash used in investing activities	$(1,005.6)	$(206.9)	$(798.7)
Net cash provided by financing activities	$922.3	$26.9	$895.4
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2023	2022
Net income	$25.4	$53.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.7	126.4
Interest accretion on landfill and environmental remediation liabilities	9.9	8.0
Amortization of debt issuance costs on long-term debt	3.0	1.9
Stock-based compensation	9.1	8.2
Operating lease right-of-use assets expense	15.3	13.8
Disposition of assets, other items and charges, net	0.7	0.7
Loss from termination of bridge financing	8.2	—
Landfill capping charge - veneer failure	3.0	—
Deferred income taxes	7.4	16.5
	252.7	228.6
Changes in assets and liabilities, net	(19.6)	(11.3)
Net cash provided by operating activities	$233.1	$217.3

Net cash provided by operating activities increased $15.8 million in fiscal year 2023 as compared to fiscal year 2022. This was the result of operational performance, partially offset by higher interest expense and an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in fiscal year 2023 as compared to fiscal year 2022, including discussions of our Loss from termination of bridge financing and Landfill capping charge - veneer failure, see "Results of Operations" included in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2023	2022
Acquisitions, net of cash acquired	$(851.8)	$(78.2)
Additions to property and equipment	(154.9)	(130.9)
Proceeds from sale of cost method investment	—	1.6
Proceeds from sale of property and equipment	1.1	0.6
Net cash used in investing activities	$(1,005.6)	$(206.9)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In fiscal year 2023, we acquired seven businesses for total consideration of $846.6 million, including $846.7 million in cash, and paid $5.1 million in holdback payments on businesses previously acquired, as compared to fiscal year 2022 during which we acquired fourteen businesses for total consideration of $82.7 million, including $76.6 million in cash, and paid $1.6 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $24.0 million higher in fiscal year 2023 as compared to fiscal year 2022 primarily due to higher capital spend associated with (i) facility spend related to the retrofitting of our Boston, Massachusetts single-stream material recovery facility and the purchase of a transfer station that was formerly leased, (ii) development of rail side infrastructure at our Subtitle D landfill located in Mount Jewett, Pennsylvania, (iii) landfill development, (iv) acquisition activity, and (v) general inflation in capital costs; partially offset by timing of spend for vehicles, machinery, equipment and containers.
Proceeds from sale of cost method investment. In fiscal year 2022, we received proceeds associated with the sale of our minority ownership interest in a subsidiary of Vanguard Renewables.
A summary of financing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2023	2022
Proceeds from debt borrowings	$465.0	$88.2
Principal payments on debt	(26.2)	(59.3)
Payments of debt issuance costs	(12.8)	(1.2)
Payments of contingent consideration	—	(1.0)
Proceeds from the exercise of share-based awards	0.1	0.2
Proceeds from the public offering of Class A Common Stock	496.2	—
Net cash provided by financing activities	$922.3	$26.9
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity increased $409.9 million in fiscal year 2023 compared to fiscal year 2022 due primarily to entering into the $430.0 million aggregate principal amount 2023 Term Loan Facility in June 2023 and the issuance of $35.0 million aggregate principal amount of New York Bonds 2020R-2 in August 2023, partially offset by the issuance of $35.0 million aggregate principal amount of Vermont Bonds 2022A-1 in the prior year.
Payments of debt issuance costs. We paid $12.8 million of debt issuance costs in fiscal year 2023 related primarily to bridge financing activities associated with the GFL Acquisition and the Twin Bridges Acquisition. We paid $1.2 million of debt issuance costs in fiscal year 2022 related to the issuance of Vermont Bonds 2022A-1.

Payment of contingent consideration. We paid $1.0 million of contingent consideration in fiscal year 2022 associated with an acquisition based on the completion of a permit expansion application.
Proceeds from the public offering of Class A Common Stock. On June 16, 2023, we completed a public offering of 6.1 million shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496.2 million. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, and to repay borrowings and/or debt securities.

Outstanding Long-Term Debt
Credit Facility
In February 2023, we entered into first and second amendments to our amended and restated credit agreement, dated as of December 22, 2021 (collectively with the third amendment and the Loan Joinder disclosed below, the "Amended and Restated Credit Agreement"). The first amendment provides, commencing in the fiscal year ending December 31, 2024, that the interest rate margin applied for drawn and undrawn amounts under the Amended and Restated Credit Agreement shall be separately adjusted based on our achievement of certain thresholds and targets on two sustainability related key performance indicator metrics during the prior fiscal year: (i) metric tons of solid waste materials reduced, reused or recycled through our direct operations or with third-parties in collaboration with customers; and (ii) our total recordable incident rate. The second amendment provides that loans under the Amended and Restated Credit Agreement shall bear interest, at our election, at term secured overnight financing rate ("Term SOFR"), including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case, plus or minus any sustainable rate adjustment plus an applicable interest rate margin based upon our consolidated net leverage ratio.
In April 2023, we entered into an equity purchase agreement pursuant to which we agreed to the GFL Acquisition. In connection with the GFL Acquisition, we entered into (i) a commitment letter to obtain short-term secured bridge financing of up to $375.0 million and (ii) the third amendment to the Amended and Restated Credit Agreement to, among other things, permit the draw down of the short-term secured bridge financing and authorize a delayed draw term loan facility to be executed with customary limited condition provisions. The short-term secured bridge financing was undrawn and subsequently terminated in May 2023 when we entered into the specified acquisition loan joinder, dated May 25, 2023 ("Loan Joinder"), which provided for a $430.0 million aggregate principal amount 2023 Term Loan Facility under the Amended and Restated Credit Agreement. In June 2023, we borrowed $430.0 million under the 2023 Term Loan Facility and paid certain fees and costs due and payable in connection therewith. Borrowings from the 2023 Term Loan Facility were used to fund, in conjunction with the net proceeds from the public offering of our Class A common stock completed on June 16, 2023, cash and cash equivalents and borrowings from our Revolving Credit Facility, the GFL Acquisition. See Note 14, Stockholders' Equity to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure regarding the public offering.
In June 2023, we entered into an asset purchase agreement pursuant to which we agreed to the Twin Bridges Acquisition. In connection with the Twin Bridges Acquisition, we entered into a commitment letter to obtain short-term unsecured bridge financing of up to $200.0 million that was undrawn and subsequently terminated when we completed the public offering of our Class A common stock on June 16, 2023. Net proceeds from the public equity offering completed on June 16, 2023, together with cash and cash equivalents, were used to fund the Twin Bridges Acquisition. See Note 14, Stockholders' Equity to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure regarding the public offering.
As of December 31, 2023, we are party to the Amended and Restated Credit Agreement, which provides for a $350.0 million aggregate principal amount term loan A facility ("Term Loan Facility"), a $300.0 million Revolving Credit Facility, with a $75.0 million sublimit for letters of credit, and a $430.0 million 2023 Term Loan Facility (collectively, the "Credit Facility"). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Credit Facility shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%

A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2023, further advances were available under the Credit Facility in the amount of $272.3 million. The available amount is net of outstanding irrevocable letters of credit totaling $27.7 million, and as of December 31, 2023 no amount had been drawn.
The Amended and Restated Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2023, we were in compliance with all financial covenants contained in the Amended and Restated Credit Agreement as follows (in millions):

Credit Facility Covenant	Fiscal Year Ended December 31, 2023	Covenant Requirements at December 31, 2023
Maximum consolidated net leverage ratio (1)	2.78	4.75
Minimum interest coverage ratio	7.57	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $954.5 million as of December 31, 2023, or $1,054.5 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2023. Consolidated funded debt, net and consolidated EBITDA as defined by the Amended and Restated Credit Agreement ("Consolidated EBITDA") are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States ("GAAP"). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended December 31, 2023
Net cash provided by operating activities	$233.1
Changes in assets and liabilities, net of effects of acquisitions and divestitures	19.5
Stock based compensation	(9.1)
Loss from termination of bridge financing	(8.2)
Operating lease right-of-use assets expense	(6.3)
Landfill capping charge - veneer failure	(3.0)
Disposition of assets, other items and charges, net	(0.7)
Interest expense, less amortization of debt issuance costs	44.6
Provision for income taxes, net of deferred income taxes	4.3
Adjustments as allowed by the Amended and Restated Credit Agreement (1)	69.0
Consolidated EBITDA	$343.2
(1)Adjustments as allowed by the Amended and Restated Credit Agreement includes the estimated annual pro-forma impact of acquisitions on consolidated EBITDA.
In addition to the financial covenants, the Amended and Restated Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of December 31, 2023, we were in compliance with all covenants contained in the Amended and Restated Credit Agreement.

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
Tax-Exempt Financings and Other Debt
As of December 31, 2023, we had outstanding $232.0 million aggregate principal amount of tax-exempt bonds, $53.1 million aggregate principal amount of finance leases and $0.2 million aggregate principal amount of notes payable. See Note 12, Debt to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for disclosure regarding our debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual cash obligations (in thousands) as of December 31, 2023. These obligations are reflected in our consolidated balance sheet and include obligations with scheduled maturities, as well as significant obligations pertaining to accrued environmental remediation liabilities and final capping, closure and post-closure asset retirement obligations at our landfills. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented (in thousands).

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Debt	$35,781	$790,743	$13,531	$214,491	$1,054,546
Interest obligations (1)	68,505	128,376	18,558	106,415	321,854
Non-cancellable operating leases	6,788	9,854	6,361	18,987	41,990
Landfill operating lease contracts	5,505	13,830	13,852	20,243	53,430
Pension plan contributions	147	294	294	1,142	1,877
Environmental remediation	1,499	626	605	3,704	6,434
Final capping, closure and post-closure	10,779	26,606	39,677	240,366	317,428
Total contractual cash obligations (2)	$129,004	$970,329	$92,878	$605,348	$1,797,559

(1)Based on debt balances as of December 31, 2023. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2023.
(2)Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2024.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2023. For further description regarding contractual obligations, see Note 8, Leases, Note 10, Final Capping, Closure and Post-Closure Costs, Note 12, Debt, Note 13, Commitments and Contingencies, and Note 16, Employee Benefit Plans to our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Inflation
Inflationary increases in costs, including current inflationary pressures associated primarily with labor, certain other cost categories, and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While inflation negatively impacted operating results and margins during fiscal year 2023 and fiscal year 2022, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of this Annual Report on Form 10-K for additional information regarding our fuel cost recovery programs. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
Landfill Accounting
Landfill Development Costs. We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property and Equipment” accounting policy more fully discussed in Note 3, Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period.
Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for each of our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity. The average amortization rate per ton for our landfills during fiscal year 2023 and 2022 was $7.23 and $7.03, respectively.

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
Environmental Remediation Liabilities
We have recorded environmental remediation liabilities representing our estimate of the most likely outcome of the matters for which we have determined that a liability is probable. These liabilities include potentially responsible party investigations, settlements, certain legal and consultant fees, as well as costs directly associated with site investigation and clean up, such as materials and incremental internal costs directly related to the remedy. We provide for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. We estimate costs required to remediate sites where it is probable that a liability has been incurred based on site-specific facts and circumstances. Estimates of the cost for the likely remedy are developed using third-party environmental engineers or other service providers. Where we believe that both the amount of a particular environmental remediation liability and timing of payments are reliably determinable, we inflate the cost in current dollars until the expected time of payment and discount the cost to present value. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure about environmental remediation liabilities, including revisions in estimates, to the extent applicable.
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions charged to expense in fiscal year 2023 consider the current economic conditions and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a monthly basis. Past due accounts receivable are written off when deemed to be uncollectible. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses to our consolidated financial statements under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure about changes to the allowance for credit losses.
Goodwill and Other Intangibles
In testing for goodwill impairment, we estimate the fair value of each reporting unit, which we have determined to be our geographic operating segments and our Resource Solutions operating segment and compare the fair value with the carrying value of the net assets of each reporting unit. If the fair value is less than its carrying value, then we would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, noting that the amount is not to exceed the total amount of goodwill allocated to that reporting unit.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2023. As of October 1, 2023, our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. In the case the fair value of our Eastern, Western, and Resource Solutions reporting units exceeded its carrying value by in excess of 30%. In the case of our Mid-Atlantic reporting unit, the fair value of the reporting unit exceeded its carrying value by approximately 10% due to the proximity of the acquisition date. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2023 or 2022. However, there can be no assurance that goodwill will not be impaired at any time in the future.

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
Recovery of Long-Lived Assets
We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, property and equipment, identifiable intangible assets, and operating lease right-of-use assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:
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
If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. We incurred no impairment of long-lived assets in fiscal years 2023 or 2022. However, there can be no assurance that long-lived assets will not be impaired at any time in the future.

Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. In fiscal year 2023, our maximum exposure per individual event under the workers’ compensation plan was $1.25 million. In fiscal year 2023, our minimum and maximum exposure per individual event under the automobile plan were up to $1.75 million and $3.88 million, respectively. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions. Our self-insurance reserves totaled $22.4 million and $22.2 million as of December 31, 2023 and December 31, 2022, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
Stock-Based Compensation
All share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense-in general and administration expense over the employee’s requisite service period. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. Our equity awards granted generally consist of stock options, restricted stock awards, restricted stock units and market-based performance stock units.

The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model. The fair value of restricted stock award and restricted stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model. See Note 14, Stockholders' Equity to our consolidated financial statements included under Item 8. "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further disclosure.
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
Fuel Price Risk
The price and supply of fuel are unpredictable and fluctuate based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Fuel is needed to run our fleet of trucks, equipment and other aspects of our operations, and price escalations for fuel increase our operating expenses. We have fuel cost recovery programs, primarily the energy component of our E&E Fee which is designed to offset some or all of the impact of diesel fuel price increases above a periodically reset floor and contemplates a minimum customer participation level to cover changes in our fuel costs. The energy component of the E&E Fee floats on a monthly basis based upon changes in a published diesel fuel price index and is tied to a price escalation index with a look-back provision, which results in a timing lag in our ability to match the changes in the fuel cost component of the fee to diesel fuel price fluctuations during periods of rapid price changes. In certain circumstances, a substantial rise or drop in fuel costs could materially affect our revenue and costs of operations. However, a substantial rise or drop in fuel costs should not have a material impact on our results of operations. In addition, we are susceptible to increases in fuel surcharges from our vendors.
Based on our consumption levels in the last twelve months ended December 31, 2023, combined with our expected fuel consumption related to the GFL Acquisition, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $5.6 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of December 31, 2023 and considering the GFL Acquisition, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.3 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
Our fuel costs were $48.6 million in fiscal year 2023, or 3.8% of revenue, compared to $48.3 million in fiscal year 2022, or 4.4% of revenue.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating SRA fee to reduce recycling commodity risks; (2) providing in-bound MRF customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2023, we were not party to any commodity hedging agreements.
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
A summary of the changes to the notional amount of interest rate derivative agreements follows (in millions):

	Active	Forward Starting	Total
Balance, December 31, 2021	$195.0	$85.0	$280.0
Commencements	65.0	(65.0)	—
Maturities	(70.0)	—	(70.0)
Balance, December 31, 2022 (1)	190.0	20.0	210.0
Additions	390.0	—	390.0
Commencements	20.0	(20.0)	—
Maturities	(85.0)	—	(85.0)
Balance, December 31, 2023 (2)	$515.0	$—	$515.0
(1)These agreements mature between May 2023 and May 2028 and state that we receive interest based on 1-month LIBOR, restricted by a 0.0% floor in some instances, and pay interest at a weighted average rate of approximately 2.11%.
(2)These agreements mature between February 2026 and June 2028 and state that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.60%.
As of December 31, 2023, we have $285.3 million of fixed rate debt in addition to the $515.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $254.3 million of long-term debt as of December 31, 2023. The weighted average interest rate on the variable rate portion of long-term debt was approximately 7.4% at December 31, 2023. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $2.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 16, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Landfill Accounting
As described in Note 3 of the consolidated financial statements, the Company capitalizes landfill acquisition and development costs and charges those costs to expense on a units-of-consumption method as landfill airspace is consumed. In addition, the Company accrues an asset retirement obligation for estimated capping, closure and post-closure costs related to its landfills. As described in Note 7 of the consolidated financial statements, as of December 31, 2023, the Company’s landfill assets totaled $786.1 million, and the associated amortization expense for the year ended December 31, 2023 was $40.4 million. As described in Note 10 of the consolidated financial statements, as of December 31, 2023, the Company estimated its accrued capping, closure and post-closure costs at $130.9 million. The landfill asset amortization and accrued capping, closure and post-closure costs are based on estimates of future cash flows, which require significant assumptions and estimates about the future operations and retirement of each landfill. Management estimates the costs and timing of expected future cash flows based on various assumptions at each individual landfill including:
•The future landfill development costs, as well as costs associated with the final capping, closure and post closure activities.
•Remaining permitted and unpermitted expansion airspace, which is estimated by Company engineers, in consultation with third-party engineers and surveyors, who utilize annual aerial surveys.

•Compaction factors, or airspace utilization factors , which are estimated using a process that considers the measured density obtained from annual aerial surveys.
•Inflation rates and the credit adjusted risk-free rate.
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
Valuation of Certain Property and Equipment and Intangible Assets in Certain Business Combinations
As described in Note 5 of the consolidated financial statements, the Company completed the acquisition of seven businesses during the year ended December 31, 2023, for total consideration of $846.6 million. The Company accounted for these transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed primarily based on their respective fair values, including identified property and equipment of $214.8 million and intangible assets of $180.6 million. Of the identified property and equipment and intangible assets acquired, the most significant included machinery and equipment of $177.9 million, customer relationship intangible assets of $145.4 million, and covenants not-to-compete intangible assets of $30.9 million. The Company estimated the fair value of these assets using a combination of cost, market, and income approaches, which required management to make significant estimates and assumptions.
We identified the valuation of machinery and equipment, customer relationships, and covenants not-to-compete assets in certain business combinations completed by the Company during the year ended December 31, 2023 as a critical audit matter because of the significant estimates and assumptions management used in the fair value determination. Auditing management’s selection of the cost and market assumptions related to the valuation of the machinery and equipment assets, the forecasts of future revenue and expenses and the selection of the attrition and discount rates related to the valuation of the customer relationships, and the forecasts of future revenue and expenses, the probability of lost profits due to the probability of competition and discount rates related to the valuation of the covenants not-to-compete, required a high degree of auditor judgment and an increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.
Our audit procedures that pertained to machinery and equipment, customer relationships, and covenants not-to-compete assets in certain business combinations, included the following, among others:
•We obtained an understanding of the relevant controls related to the valuation of these assets and tested such controls for design and operating effectiveness. This included management’s controls over the selection of the cost and market assumptions for the valuation of the machinery and equipment assets, the forecasts of future revenue and expenses and the selection of the attrition rates and discount rates related to the valuation of the customer relationships, and the forecasts of future revenue and expenses, the probability of lost profits due to the probability of competition and discount rates related to the valuation of the covenants not-to-compete intangible assets.
•We read the purchase and sale agreements to understand and evaluate the terms of the acquisitions.
•We evaluated the reasonableness of management’s selection of the cost and market values used in the valuation of the machinery and equipment assets by assessing of the nature, age and condition of the subject assets.
•We evaluated the reasonableness of the forecasts of future revenue and expenses and the selection of attrition rates used in the valuation of the customer relationships by comparing the projections and rates to historical results.
•We evaluated the reasonableness of the forecasts of future revenue and expenses used in the valuation of the covenants not-to-compete by comparing the projections to historical results, and we evaluated the reasonableness of the probability of lost profits due to the probability of competition by gaining an understanding of the Company’s assumptions as well as comparing to industry benchmarks.
•We tested the underlying data used by management to estimate the fair value of the machinery and equipment assets, customer relationships, and covenants not-to-complete intangible assets for accuracy and completeness.
•We utilized our valuation specialists to assist in the following procedures, among others:
◦Evaluating the appropriateness of the valuation models and methods used by management and testing their mathematical accuracy.
◦Corroborated the market data used by management to estimate the fair value of the machinery and equipment by independently obtaining cost and market data from market sources and comparing it to the data used by management.
◦Comparing the source information underlying the determination of the discount rates to publicly available market data and verifying the accuracy of the calculations.
/s/ RSM US LLP

We have served as the Company's auditor since 2010.
Boston, Massachusetts
February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Casella Waste Systems, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 16, 2024 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As discussed in Management’s Report on Internal Control Over Financial Reporting, management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023: four wholly owned subsidiaries of GFL Environmental Inc. (GFL Subsidiaries), Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges) (Twin Bridges); Taylor Garbage Services, Inc. and Southern Tier Recyclers, Inc. (collectively, Taylor); and Pinard Waste Systems Co., Inc.(dba Pinard Waste Systems) and Group Pinard, LLC (collectively, Pinard), because they were acquired by the Company during 2023 and have not yet been fully incorporated into the Company’s internal controls over financial reporting. We have also excluded GFL Subsidiaries, Twin Bridges, Taylor, and Pinard from our report of internal controls over financial reporting as of December 31, 2023. Collectively, the GFL Subsidiaries, Twin Bridges, Taylor, and Pinard represent total assets and revenues of approximately 34% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.
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
/s/ RSM US LLP
Boston, Massachusetts
February 16, 2024

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220,912	$71,152
Accounts receivable, net of allowance for credit losses of $4,066 and $3,016, respectively	157,324	100,886
Refundable income taxes	3,089	—
Prepaid expenses	17,223	15,182
Inventory	17,859	13,472
Other current assets	9,918	6,787
Total current assets	426,325	207,479
Property and equipment, net of accumulated depreciation and amortization of $1,167,541 and $1,064,756, respectively	980,553	720,550
Operating lease right-of-use assets	100,844	92,063
Goodwill	735,670	274,458
Intangible assets, net	241,429	91,783
Restricted assets	2,203	1,900
Cost method investments	10,967	10,967
Deferred income taxes	11,224	22,903
Other non-current assets	26,255	27,112
Total assets	$2,535,470	$1,449,215
The accompanying notes are an integral part of these consolidated financial statements.
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2023	December 31, 2022
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$35,781	$8,968
Current operating lease liabilities	9,039	7,000
Accounts payable	116,794	74,203
Accrued payroll and related expenses	22,657	23,556
Accrued interest	3,886	2,858
Contract liabilities	31,472	3,742
Current accrued capping, closure and post-closure costs	10,773	11,036
Other accrued liabilities	48,456	46,237
Total current liabilities	278,858	177,600
Debt, less current portion	1,007,662	585,015
Operating lease liabilities, less current portion	66,074	57,345
Accrued capping, closure and post-closure costs, less current portion	123,131	102,642
Deferred income taxes	627	437
Other long-term liabilities	37,327	28,276
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 57,007,000 and 50,704,000 shares issued and outstanding, respectively	570	507
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	1,168,812	661,761
Accumulated deficit	(146,521)	(171,920)
Accumulated other comprehensive (loss) income, net of tax	(1,080)	7,542
Total stockholders' equity	1,021,791	497,900
Total liabilities and stockholders' equity	$2,535,470	$1,449,215
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenues	$1,264,542	$1,085,089	$889,211
Operating expenses:
Cost of operations	832,038	723,117	582,403
General and administration	155,847	133,419	118,834
Depreciation and amortization	170,705	126,351	103,590
Expense from acquisition activities	15,038	4,613	5,304
Legal settlement	6,150	—	—
Landfill capping charge - veneer failure	3,870	—	—
Southbridge Landfill closure charge, net	467	1,436	496
Environmental remediation charge	—	759	924
	1,184,115	989,695	811,551
Operating income	80,427	95,394	77,660
Other expense (income):
Interest income	(10,741)	(709)	(302)
Interest expense	47,578	23,722	21,229
Loss from termination of bridge financing	8,191	—	—
Other income	(1,646)	(2,585)	(1,313)
Other expense, net	43,382	20,428	19,614
Income before income taxes	37,045	74,966	58,046
Provision for income taxes	11,646	21,887	16,946
Net income	$25,399	$53,079	$41,100
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	55,174	51,623	51,312
Basic earnings per common share	$0.46	$1.03	$0.80
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	55,274	51,767	51,515
Diluted earnings per common share	$0.46	$1.03	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended December 31,
	2023	2022	2021
Net income	$25,399	$53,079	$41,100
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	6,259	(1,662)	(4,743)
Interest rate swap amounts reclassified into interest expense	(6,361)	1,443	4,763
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(13,102)	16,959	8,480
Other comprehensive (loss) income	(13,204)	16,740	8,500
Tax effect related to items of other comprehensive (loss) income	(4,582)	4,095	2,086
Other comprehensive (loss) income, net of tax	(8,622)	12,645	6,414
Comprehensive income	$16,777	$65,724	$47,514
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(in thousands)

	Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive ( Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2020	$362,142	50,101	$501	988	$10	$639,247	$(266,099)	$(11,517)
Issuances of Class A common stock	1,250	322	3	—	—	1,247	—	—
Stock-based compensation	11,551	—	—	—	—	11,551	—	—
Comprehensive income:
Net income	41,100	—	—	—	—	—	41,100	—
Other comprehensive income
Hedging activity	6,414	—	—	—	—	—	—	6,414
Balance, December 31, 2021	422,457	50,423	504	988	10	652,045	(224,999)	(5,103)
Issuances of Class A common stock	1,564	281	3	—	—	1,561	—	—
Stock-based compensation	8,155	—	—	—	—	8,155	—	—
Comprehensive income:
Net income	53,079	—	—	—	—	—	53,079	—
Other comprehensive income
Hedging activity	12,645	—	—	—	—	—	—	12,645
Balance, December 31, 2022	497,900	50,704	507	988	10	661,761	(171,920)	7,542
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,231	6,053	61	—	—	496,170	—	—
Issuances of Class A common stock	1,799	250	2	—	—	1,797	—	—
Stock-based compensation	9,084	—	—	—	—	9,084	—	—
Comprehensive income:
Net income	25,399	—	—	—	—	—	25,399	—
Other comprehensive loss
Hedging activity	(8,622)	—	—	—	—	—	—	(8,622)
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$25,399	$53,079	$41,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,705	126,351	103,590
Interest accretion on landfill and environmental remediation liabilities	9,885	8,008	7,324
Amortization of debt issuance costs	2,962	1,903	2,288
Stock-based compensation	9,084	8,155	11,551
Operating lease right-of-use assets expense	15,318	13,804	13,827
Disposition of assets, other items and charges, net	708	737	1,055
Loss from termination of bridge financing	8,191	—	—
Landfill capping charge - veneer failure	3,021	—	—
Deferred income taxes	7,392	16,527	15,073
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(39,436)	(7,101)	(7,422)
Landfill operating lease contract expenditures	(5,496)	(5,486)	(5,655)
Accounts payable	41,592	11,075	13,888
Prepaid expenses, inventories and other assets	(8,172)	(11,054)	(6,343)
Accrued expenses, contract liabilities and other liabilities	(8,061)	1,316	(7,539)
Net cash provided by operating activities	233,092	217,314	182,737
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(851,839)	(78,197)	(170,647)
Additions to property and equipment	(154,907)	(130,960)	(123,295)
Proceeds from sale of cost method investment	—	1,637	—
Proceeds from sale of property and equipment	1,110	600	788
Net cash used in investing activities	(1,005,636)	(206,920)	(293,154)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	465,000	88,200	3,701
Principal payments on debt	(26,257)	(59,211)	(10,305)
Payments of debt issuance costs	(12,759)	(1,232)	(3,684)
Payments of contingent consideration	—	(1,000)	—
Proceeds from the exercise of share based awards	89	192	172
Proceeds from the public offering of Class A Common Stock	496,231	—	—
Net cash provided by (used in) financing activities	922,304	26,949	(10,116)
Net increase (decrease) in cash and cash equivalents	149,760	37,343	(120,533)
Cash and cash equivalents, beginning of period	71,152	33,809	154,342
Cash and cash equivalents, end of period	$220,912	$71,152	$33,809
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$43,588	$21,003	$19,025
Income tax payments, net	$10,109	$2,798	$1,438
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets acquired through long-term financing obligations	$12,322	$11,919	$20,753
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
We provide integrated solid waste services in nine states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware and Maryland, with our headquarters located in Rutland, Vermont. On June 30, 2023, we acquired the equity interests of four wholly owned subsidiaries of GFL Environmental Inc. ("GFL Subsidiaries"), which are the basis of our newly formed regional operating segment, the Mid-Atlantic region, that expanded our integrated solid waste services into the states of Delaware and Maryland ("GFL Acquisition"). See Note 5, Business Combinations for further disclosure. Operations under the Mid-Atlantic region commenced on July 1, 2023. The GFL Acquisition was funded from financing transactions (see Note 12, Debt for further disclosure), the net proceeds from an equity offering completed June 16, 2023 (see Note 14, Stockholders’ Equity for further disclosure) and cash on hand.
We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
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

This guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Effective the quarter ended March 31, 2023, we elected optional expedients under this guidance that allowed us to maintain hedge effectiveness upon modifying contract terms related to reference rate reform in our amended and restated credit agreement, dated as of December 22, 2021, as amended by the first amendment, dated as of February 9, 2023, the second amendment, dated as of February 9, 2023, and the third amendment, dated as of April 25, 2023, collectively with the specified acquisition loan joinder, dated May 25, 2023 ("Loan Joinder") (the "Amended and Restated Credit Agreement") until we transitioned our interest rate derivative agreements from LIBOR to term secured overnight financing rate ("Term SOFR") in the quarter ended June 30, 2023. See Note 12, Debt. This guidance will be in effect through December 31, 2024.

The following table provides a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption as of December 31, 2023

ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280)
Requires entities to provide additional disclosure related to the chief operating decision maker ("CODM") and reportable operating segments, including providing more detailed information about reportable operating segment's significant expenses and how that information is used by the CODM.

We are currently assessing the provisions of this guidance and expect that its adoption will have an impact on reportable operating segment disclosures within our consolidated financial statements and accompanying notes. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740)
Requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid,

We are currently assessing the provisions of this guidance and expect that its adoption will have an impact on income tax disclosures within our consolidated financial statements and accompanying notes. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management’s Estimates and Assumptions
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our consolidated financial statements, the estimates and assumptions that we consider to be significant and that present the greatest amount of uncertainty relate to our accounting for landfills, environmental remediation liabilities, asset impairments, if applicable, goodwill recoverability assessment, accounts receivable valuation allowance for credit losses, self-insurance reserves, deferred taxes and uncertain tax positions, estimates of the fair values of assets acquired and liabilities assumed in any acquisition, contingent liabilities and stock-based compensation. Each of these items is discussed in more detail elsewhere in these notes to the consolidated financial statements, as applicable. Actual results may differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted investment securities, accounts receivable and derivative instruments. We maintain cash and cash equivalents and restricted investment securities with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2023, no single customer or customer group represented greater than 5% of total accounts receivable. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
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

Property and Equipment
Property and equipment is recorded at cost, less accumulated depreciation and amortization. We provide for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Buildings and improvements	10-30 years
Machinery and equipment	5-10 years
Rolling stock	5-10 years
Containers	5-12 years
Furniture and Fixtures	3-8 years
The cost of maintenance and repairs is charged to operations as incurred.
Landfill development costs are included in property and equipment. Landfill development costs include costs to develop each of our landfill sites, including such costs related to landfill liner material and installation, excavation for airspace, landfill leachate collection systems, landfill gas collection systems, environmental monitoring equipment for groundwater and landfill gas, directly related engineering, capitalized interest, on-site road construction, and other capital infrastructure. Additionally, landfill development costs include all land purchases within the landfill footprint and the purchase of any required landfill buffer property. Under life-cycle accounting, these costs are capitalized and charged to expense based on tonnage placed into each site. See the “Landfill Accounting” accounting policy below for additional disclosure about the amortization of landfill development costs and Note 7, Property and Equipment for disclosure about property and equipment.
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
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during the fiscal years ended December 31, 2023 ("fiscal year 2023"), December 31, 2022 ("fiscal year 2022") and December 31, 2021 ("fiscal year 2021") was $643, $330 and $718, respectively.
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
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (2.4% as of December 31, 2023). Final capping, closure and post-closure liabilities are then discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2023 is between approximately 6.1% and 10.0%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $9,529, $7,565 and $6,775 in fiscal years 2023, 2022 and 2021, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized, and the costs are amortized based on the remaining airspace related to the specific final capping event. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure about asset retirement obligations related to final capping, closure and post-closure costs and Note 18, Other Items and Charges for disclosure about the write-off of historical payments for capping work associated with a veneer failure at a Subtitle D landfill we operate located in Seneca, New York ("Ontario County Landfill").
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted investment securities. Surety bonds securing closure and post-closure obligations at December 31, 2023 and December 31, 2022 totaled $241,728 and $231,871, respectively. There are no letters of credit securing closure and post-closure obligations as of December 31, 2023 and December 31, 2022. See Note 15, Fair Value of Financial Instruments for disclosure about restricted investment securities securing closure and post-closure obligations.
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
Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. As of December 31, 2023 and December 31, 2022, we had no investments accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of December 31, 2023 and December 31, 2022, we had cost method investments totaling $10,967 and $10,967, respectively.
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

We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of net assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized in the consolidated financial statements in the reporting period in which the adjustment amounts are determined. All acquisition-related transaction and restructuring costs are to be expensed as incurred. See Note 5, Business Combinations and Note 18, Other Items and Charges for disclosure about business acquisitions and acquisition related expense, respectively.
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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. In fiscal year 2023, our maximum exposure per individual event under the workers’ compensation plan was $1,250. In fiscal year 2023, our minimum and maximum exposure per individual event under the automobile plan were up to $1,750 and $3,875, respectively. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third-party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $22,427 and $22,184 as of December 31, 2023 and December 31, 2022, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
We account for income tax uncertainties according to guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 17, Income Taxes for disclosure related to income taxes.

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
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in their fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities. See Note 12, Debt for further disclosure about interest rate derivatives and Note 15, Fair Value of Financial Instruments for fair value disclosure about derivative instruments.
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
Revenue Recognition
We disaggregate our revenues by applicable service line: collection, landfill, transfer, transportation, landfill gas-to-energy, processing, and non-processing, which we refer to as our National Accounts business. Under the revenue recognition guidance, revenues are measured based on the consideration specified in a contract with a customer. The circumstances that impact the timing and amount of revenue recognized for each applicable service line may vary based on the nature of the service performed. We generally recognize revenues for services over time as we satisfy the performance obligation by transferring control over the service to the customer as the service is performed and the benefit is received and consumed by the customer. Services are typically delivered in a series as a single bundled performance obligation over either a designated period of time or for specified number of services. Services may also be delivered as a single bundled service, on a period-to-period basis, or in a spot transaction. Consideration may be variable on a per ton basis and/or fixed. Fixed consideration is allocated to each distinct service and variable consideration is allocated to the increment of time that the service is performed, and we have the contractual right to the fee. Fees are typically billed weekly, monthly, quarterly or in advance. Generally, the amount of consideration that we have the right to receive that is invoiced to the customer directly corresponds to the value of our performance completed to date. We do not disclose the amount of variable consideration included in the transaction price that is allocated to outstanding performance obligations when the variable consideration is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. Revenues that are not satisfied over time are recognized at a point-in-time. This typically includes the sale of recycled or organic materials, as well as renewable energy credits ("RECs"). Revenues from the sale of organic or recycled materials are recognized at a point-in-time as control of the materials transfers to the customer upon shipment or pick-up by the customer. Revenues from the sale of RECs are recognized at a point-in-time as the trade is executed and control transfers to the customer.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. We make rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in fiscal years 2023, 2022, or 2021 from performance obligations satisfied in previous periods.

Contract receivables, which are included in Accounts receivable, net, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $158,931 and $102,234 as of December 31, 2023 and December 31, 2022, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $31,472 and $3,742 as of December 31, 2023 and December 31, 2022, respectively, are presented separately on the consolidated balance sheets. Due to the short-term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2022 and December 31, 2021 was recognized as revenue during fiscal years 2023 and 2022, respectively, when the services were performed. See Note 4, Revenue Recognition for disclosure over revenues by applicable service line.
Asset Impairments
Recovery of Long-Lived Assets. We continually assess whether events or changes in circumstances have occurred that may warrant revision of the estimated useful lives of our long-lived assets (other than goodwill) or whether the remaining balances of those assets should be evaluated for possible impairment. Long-lived assets include, for example, capitalized landfill costs, property and equipment, identifiable intangible assets, and operating lease right-of-use assets. Events or changes in circumstances that may indicate that an asset may be impaired include the following:
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2023. As of October 1, 2023, our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. In the case of our Eastern, Western and Resource Solutions reporting units, the fair value of each reporting unit exceeded its carrying value by in excess of 30%. In the case of our Mid-Atlantic reporting unit, the fair value of the reporting unit exceeded its carrying value by approximately 10% due to the proximity of the acquisition date. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2023, 2022 or 2021. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. We monitor and assess the carrying value of our cost method investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. We incurred no impairment of cost method investments in fiscal year 2023, 2022 or 2021. There can be no assurance that our cost method investments will not be impaired at any time in the future.
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

Stock-Based Compensation
Our equity awards granted generally consist of stock options, restricted stock awards, restricted stock units and market-based performance stock units. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model. The fair value of restricted stock award and restricted stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. Compensation expense associated with our stock options, restricted stock awards and restricted stock units is recognized as expense in general and administration expense over the employee’s requisite service period. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model and compensation expense is recognized as expense in general and administration expense ratably over the performance period based on our estimated achievement of the established performance criteria. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. See Note 14, Stockholders' Equity for disclosure about stock-based compensation.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the combined weighted average number of common shares outstanding during the period and potentially dilutive shares. Dilutive shares include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested market-based performance stock units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method. See Note 19, Earnings Per Share for disclosure about the calculation of earnings per share.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2023 through the date of this filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K and determined that, except as disclosed, there have been no material subsequent events that have occurred since December 31, 2023 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.
4.    REVENUE RECOGNITION
We disaggregate our revenues by applicable service line as follows: collection, landfill, transfer, transportation, landfill gas-to-energy, processing and National Accounts.
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
National Accounts
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
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:
Fiscal Year Ended December 31, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$266,991	$358,883	$84,716	$—	$710,590
Landfill	28,275	72,726	—	—	101,001
Transfer	65,401	56,630	924	—	122,955
Transportation	4,994	15,632	—	—	20,626
Landfill gas-to-energy	806	5,811	—	—	6,617
Processing	7,996	1,958	—	105,997	115,951
National Accounts	—	—	—	186,802	186,802
Total revenues	$374,463	$511,640	$85,640	$292,799	$1,264,542

Transferred at a point-in-time	$463	$2,731	$—	$34,654	$37,848
Transferred over time	374,000	508,909	85,640	258,145	1,226,694
Total revenues	$374,463	$511,640	$85,640	$292,799	$1,264,542
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

Fiscal Year Ended December 31, 2022

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$233,043	$306,544	$—	$—	$539,587
Landfill	27,301	70,241	—	—	97,542
Transfer	65,800	44,762	—	—	110,562
Transportation	5,619	14,248	—	—	19,867
Landfill gas-to-energy	925	6,594	—	—	7,519
Processing	7,370	2,764	—	119,045	129,179
National Accounts	—	—	—	180,833	180,833
Total revenues	$340,058	$445,153	$—	$299,878	$1,085,089

Transferred at a point-in-time	$462	$2,138	$—	$52,735	$55,335
Transferred over time	339,596	443,015	—	247,143	1,029,754
Total revenues	$340,058	$445,153	$—	$299,878	$1,085,089
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Fiscal Year Ended December 31, 2021

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$175,816	$266,869	$—	$—	$442,685
Landfill	25,241	66,732	—	—	91,973
Transfer	53,882	37,400	—	—	91,282
Transportation	1,683	12,047	—	—	13,730
Landfill gas-to-energy	1,052	4,086	—	—	5,138
Processing	6,895	2,386	—	93,323	102,604
National Accounts	—	—	—	141,799	141,799
Total revenues	$264,569	$389,520	$—	$235,122	$889,211

Transferred at a point-in-time	$166	$1,719	$—	$63,666	$65,551
Transferred over time	264,403	387,801	—	171,456	823,660
Total revenues	$264,569	$389,520	$—	$235,122	$889,211
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
5.     BUSINESS COMBINATIONS
In fiscal year 2023, we acquired seven businesses: the GFL Subsidiaries, which includes solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware; the assets of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), which was completed on September 1, 2023, consisting of a collection, transfer and recycling business in the greater Albany, New York area ("Twin Bridges Acquisition"); and five additional solid waste collection businesses that provide collection, transfer and recycling services.
In fiscal year 2022, we acquired fourteen businesses primarily related to our solid waste collection, transfer, recycling and transportation operations.
In fiscal year 2021, we acquired ten businesses primarily related to our solid-waste collection, transfer and recycling operations, including a residential, commercial and roll-off collection business in eastern Connecticut that operates a rail-served construction and demolition processing and waste transfer facility, a waste transfer station, a single-stream recycling facility, and several other recycling operations.
The operating results of these businesses are included in the accompanying audited consolidated statements of operations from each date of acquisition. Due to the integration of certain of these businesses within our existing market areas, it is not practicable to segregate the revenue and earnings of all of the acquired businesses since their respective acquisitions dates.

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
Goodwill acquired is primarily associated with the value of projected discounted cash flows, based on the current and anticipated operating performance of the business, in excess of the specific values allocated to other assets, new growth opportunities from the expansion of our geographic operating footprint into the Mid-Atlantic market in fiscal year 2023, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill are expected to be deductible for tax purposes.
A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Purchase Price:
Cash used in acquisitions, net of cash acquired	$846,711	$76,573	$166,489
Other non-cash consideration	—	1,275	—
Open working capital settlements due from sellers	(2,873)	—	—
Holdbacks, additional consideration owed to sellers and contingent consideration	2,729	4,840	5,194
Total consideration	846,567	82,688	171,683
Allocated as follows:
Current assets (1)	19,524	7,644	7,218
Property and equipment:
Land	8,440	3,141	1,321
Finance lease right-of-use-assets	—	—	31,467
Buildings and improvements	28,411	8,576	11,046
Machinery, equipment and other	177,916	11,689	46,396
Operating lease right-of-use assets	11,786	405	6,500
Intangible assets:
Trade names	4,320	55	8,350
Covenants not-to-compete	30,860	2,424	1,807
Customer relationships	145,393	12,224	36,195
Other non-current assets	—	40	—
Deferred tax liability	(9,058)	—	—
Current liabilities	(21,417)	(3,812)	(6,014)
Other long-term liabilities	(828)	(123)	—
Financing lease liabilities, less current portion	—	—	(10,535)
Operating lease liabilities, less current portion	(9,939)	(282)	—
Fair value of assets acquired and liabilities assumed	385,408	41,981	133,751
Excess purchase price to be allocated to goodwill	$461,159	$40,707	$37,932
(1)Includes contract receivables in fiscal year 2023, 2022 and 2021 of $17,002, $6,806 and $5,340, respectively.

As of December 31, 2023, certain purchase price allocations reflected in the table above, including the GFL Acquisition and the Twin Bridges Acquisition, are subject to revision upon finalization of third-party valuations over each respective one-year- measurement period. Amounts have been updated from the preliminary purchase price allocations, including the value of certain tangible and intangible assets acquired, as information has been obtained about the facts and circumstances that existed at the valuation date and remain subject to revision based on the final valuations.
Unaudited pro forma combined information that shows our operational results as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2021 is as follows.

	Fiscal Year Ended December 31,
	2023	2022	2021
Revenues	$1,436,871	$1,412,377	$1,303,556
Operating income	$89,236	$113,842	$99,286
Net income	$28,507	$60,121	$36,200

Basic earnings per share attributable to common stockholders:
Basic weighted average shares outstanding	55,174	51,623	51,312
Basic earnings per common share	$0.52	$1.16	$0.71
Diluted earnings per share attributable to common stockholders:
Diluted weighted average shares outstanding	55,274	51,767	51,515
Diluted earnings per common share	$0.52	$1.16	$0.70
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2021 or the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
6.    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
A summary of the changes to allowance for credit losses follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$3,016	$3,276	$2,333
Additions - charged to expense	2,468	1,893	1,896
Deductions - write offs charged against the allowance, net of recoveries	(1,418)	(2,153)	(953)
Balance at end of period	$4,066	$3,016	$3,276

7.     PROPERTY AND EQUIPMENT
A summary of property and equipment is as follows:

	December 31,
	2023	2022
Land	$47,863	$37,321
Landfills	786,130	730,914
Finance lease right-of-use assets	101,770	90,362
Buildings and improvements	262,204	209,234
Machinery and equipment	287,175	243,359
Rolling stock	396,247	276,282
Containers	266,705	197,834
Total property and equipment (1)	2,148,094	1,785,306
Less: accumulated depreciation and amortization	(1,167,541)	(1,064,756)
Property and equipment, net	$980,553	$720,550
(1)Includes construction-in-process of $74,408 and $53,439 at December 31, 2023 and December 31, 2022, respectively, that have have not been placed in service and, therefore, have not begun depreciating..
Depreciation expense for fiscal years 2023, 2022 and 2021 was $99,249, $78,139 and $62,342, respectively. Landfill amortization expense for fiscal years 2023, 2022 and 2021 was $40,419, $31,619 and $30,295, respectively.

8.     LEASES
A schedule of lease costs and other lease information follows:

	Fiscal Year Ended December 31,
	2023	2022
Lease cost:
Amortization of right-of-use assets	$7,383	$6,339
Interest expense	1,840	1,638
Fixed lease cost - vehicles, equipment and property	6,292	5,130
Fixed lease cost - landfill operating leases	9,026	8,674
Fixed lease cost	15,318	13,804
Short-term lease cost	5,313	3,884
Variable lease cost	604	522
Total lease cost	$30,458	$26,187

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$8,981	$7,847
Operating cash flows for operating leases	$10,578	$10,009
Right-of-use assets obtained in exchange for new finance lease liabilities	$12,211	$11,919
Right-of-use assets obtained in exchange for new operating lease liabilities	$19,796	$9,835

		December 31, 2023
Weighted-average remaining lease term - finance leases (years)		4.9
Weighted-average remaining lease term - operating leases (years)		9.9
Weighted-average discount rate - finance leases		4.0%
Weighted-average discount rate - operating leases		4.7%
Estimated minimum future lease obligations as of December 31, 2023 for each of the next five fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2024	$12,293	$12,432
Fiscal year ending December 31, 2025	12,586	12,230
Fiscal year ending December 31, 2026	11,098	11,628
Fiscal year ending December 31, 2027	12,423	7,648
Fiscal year ending December 31, 2028	7,790	6,985
Thereafter	39,230	8,900
Total lease payments	95,420	59,823
Less: interest	(20,307)	(6,757)
Lease liability balance	$75,113	$53,066

9.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reportable operating segment is as follows:

	December 31, 2022	Acquisitions	Measurement Period Adjustments	December 31, 2023
Eastern	$52,406	$21,487	$—	$73,893
Western	183,286	101,717	53	285,056
Mid-Atlantic	—	332,247	—	332,247
Resource Solutions	38,766	5,708	—	44,474
Total	$274,458	$461,159	$53	$735,670

	December 31, 2021	Acquisitions	Measurement Period Adjustments	December 31, 2022
Eastern	$52,072	$93	$241	$52,406
Western	163,728	18,908	650	183,286
Mid-Atlantic	—	—	—	—
Resource Solutions	17,060	21,706	—	38,766
Total	$232,860	$40,707	$891	$274,458
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2023
Intangible assets	$62,173	$272,571	$12,725	$347,469
Less accumulated amortization	(26,645)	(72,227)	(7,168)	(106,040)
	$35,528	$200,344	$5,557	$241,429

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2022
Intangible assets	$31,201	$127,179	$8,405	$166,785
Less accumulated amortization	(24,129)	(46,162)	(4,711)	(75,002)
	$7,072	$81,017	$3,694	$91,783
Intangible amortization expense for fiscal years 2023, 2022 and 2021 was $31,037, $16,593 and $10,953, respectively.
Based on the amortizable intangible assets recorded in the consolidated balance sheets at December 31, 2023, intangible amortization expense for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal year ending December 31, 2024	$47,387
Fiscal year ending December 31, 2025	$43,388
Fiscal year ending December 31, 2026	$38,645
Fiscal year ending December 31, 2027	$34,149
Fiscal year ending December 31, 2028	$29,166
Thereafter	$48,694
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

The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2023	2022
Beginning balance	$113,678	$86,914
Obligations incurred	5,447	4,857
Revisions in estimates (1)	14,030	18,415
Accretion expense	9,529	7,565
Obligations settled (2)	(11,801)	(4,073)
Write-off of capping payments (3)	3,021	—
Ending balance	$133,904	$113,678
(1)Relates to changes in estimates and assumptions concerning anticipated waste flow, costs, including as a result of higher inflation, and timing of future final capping, closure and post-closure activities at our landfills.
(2)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
(3)Relates to the write-off of $3,021 of historical payments associated with capping work that has been deemed no longer viable due to a veneer failure at the Ontario County Landfill that we operate. See Note 18, Other Items and Charges for additional disclosure.
11.     OTHER ACCRUED LIABILITIES
Other accrued liabilities, classified as current liabilities, at December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Accrued capital expenditures	$7,362	$10,842
Other accrued liabilities	41,094	35,395
Total	$48,456	$46,237

12.     DEBT
A summary of debt is as follows:

	December 31,
	2023	2022
Senior Secured Credit Facility:
Term Loan A Facility ("Term Loan Facility") due December 2026; bearing interest at 7.083% as of December 31, 2023	$350,000	$350,000
Term Loan A Facility ("2023 Term Loan Facility") due December 2026; bearing interest at 7.581% as of December 31, 2023	419,250	—
Revolving Credit Facility ("Revolving Credit Facility") due December 2026; bearing interest at Term SOFR plus 1.725%	—	6,000
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 ("New York Bonds 2014R-1") due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 ("New York Bonds 2014R-2") due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 ("New York Bonds 2020") due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 ("New York Bonds 2020R-2") due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 ("FAME Bonds 2005R-3") due January 2025 - fixed rate interest period bearing interest at 5.25% through January 2025	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 ("FAME Bonds 2015R-1") due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 ("FAME Bonds 2015R-2") due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 ("Vermont Bonds 2013") due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 ("Vermont Bonds 2022A-1") due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 ("New Hampshire Bonds") due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.0%	53,066	49,813
Notes payable maturing through March 2025; bearing interest up to 8.1%	230	664
Principal amount of debt	1,054,546	603,477
Less—unamortized debt issuance costs	11,103	9,494
Debt less unamortized debt issuance costs	1,043,443	593,983
Less—current maturities of debt	35,781	8,968
Debt, less current portion	$1,007,662	$585,015

Credit Facility
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
In April 2023, we entered into an equity purchase agreement pursuant to which we agreed to the GFL Acquisition. In connection with the GFL Acquisition, we entered into (i) a commitment letter to obtain short-term secured bridge financing of up to $375,000 and (ii) the third amendment to the Amended and Restated Credit Agreement to, among other things, permit the draw down of the short-term secured bridge financing and authorize a delayed draw term loan facility to be executed with customary limited condition provisions. The short-term secured bridge financing was undrawn and subsequently terminated in May 2023 when we entered into a loan joinder, which provided for a $430,000 aggregate principal amount 2023 Term Loan Facility under the Amended and Restated Credit Agreement. In June 2023, we borrowed $430,000 under the 2023 Term Loan Facility and paid certain fees and costs due and payable in connection therewith. Borrowings from the 2023 Term Loan Facility were used to fund, in conjunction with the net proceeds from the public offering of our Class A common stock completed on June 16, 2023, cash and cash equivalents and borrowings from our Revolving Credit Facility, the GFL Acquisition. See Note 14, Stockholders' Equity for further disclosure regarding the public offering.
In June 2023, we entered into an asset purchase agreement pursuant to which we agreed to the Twin Bridges Acquisition. In connection with the Twin Bridges Acquisition, we entered into a commitment letter to obtain short-term unsecured bridge financing of up to $200,000 that was undrawn and subsequently terminated when we completed the public offering of our Class A common stock on June 16, 2023. Net proceeds from the public equity offering completed on June 16, 2023, together with cash and cash equivalents, were used to fund the Twin Bridges Acquisition. See Note 14, Stockholders' Equity for further disclosure regarding the public offering.
As of December 31, 2023, we are party to the Amended and Restated Credit Agreement, which provides for a $350,000 aggregate principal amount Term Loan Facility and a $300,000 Revolving Credit Facility, with a $75,000 sublimit for letters of credit, and a $430,000 2023 Term Loan Facility (collectively, the "Credit Facility"). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125,000, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Credit Facility shall bear interest, at our election, at Term SOFR, including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2023, further advances were available under the Credit Facility in the amount of $272,267. The available amount is net of outstanding irrevocable letters of credit totaling $27,733, and as of December 31, 2023 no amount had been drawn.

The Amended and Restated Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Amended and Restated Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of December 31, 2023, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of December 31, 2023, we had outstanding $232.0 million aggregate principal amount of tax-exempt bonds in the states of New York, Vermont, Maine and New Hampshire (collectively, the "Industrial Revenue Bonds"), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In fiscal year 2023, we completed the issuance of $35,000 aggregate principal amount of New York Bonds 2020R-2 and in fiscal year 2022 we completed the issuance of $35,000 aggregate principal amount of Vermont Bonds 2022A-1.
Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Interest expense on long-term debt and finance leases	$44,836	$21,691	$19,201
Amortization of debt issuance costs (1)	2,962	1,903	2,288
Letter of credit fees	423	458	458
Less: capitalized interest	(643)	(330)	(718)
Total interest expense	$47,578	$23,722	$21,229
(1)Includes interest expense related to a short-term secured bridge financing entered into in connection with the GFL Acquisition and interest expense related to a short-term unsecured bridge financing entered into in connection with the Twin Bridges Acquisition of $395 and $101, respectively, during the fiscal year ended December 31, 2023.
Loss from Termination of Bridge Financing
In the fiscal year ended December 31, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3,718, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4,473.
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

A summary of the changes to the notional amount of interest rate derivative agreements follows:

	Active	Forward Starting	Total
Balance, December 31, 2021	$195,000	$85,000	$280,000
Commencements	65,000	(65,000)	—
Maturities	(70,000)	—	(70,000)
Balance, December 31, 2022 (1)	190,000	20,000	210,000
Additions	390,000	—	390,000
Commencements	20,000	(20,000)	—
Maturities	(85,000)	—	(85,000)
Balance, December 31, 2023 (2)	$515,000	$—	$515,000
(1)These agreements mature between May 2023 and May 2028 and state that we receive interest based on 1-month LIBOR, restricted by a 0.0% floor in some instances, and pay interest at a weighted average rate of approximately 2.11%.
(2)These agreements mature between February 2026 and June 2028 and state that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.60%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	December 31, 2023	December 31, 2022
Interest rate swaps	Other current assets	$5,951	$4,345
Interest rate swaps	Other non-current assets	4,413	7,461
Total		$10,364	$11,806

Interest rate swaps	Other long-term liabilities	$11,762	$—

Interest rate swaps	Accumulated other comprehensive (loss) income, net	$(1,398)	$11,806
Interest rate swaps - tax effect	Accumulated other comprehensive (loss) income, net	318	(4,264)
		$(1,080)	$7,542
Fair Value of Debt
As of December 31, 2023, the fair value of the Industrial Revenue Bonds was approximately $226,756 and the carrying value was $232,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2023, the carrying values of our Term Loan Facility and 2023 Term Loan Facility were $350,000 and $419,250, respectively, and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

Future Maturities of Debt
Aggregate principal maturities of debt as of December 31, 2023 for each of the next five fiscal years and thereafter are as follows:

Fiscal year ending December 31, 2024	$35,781
Fiscal year ending December 31, 2025	66,455
Fiscal year ending December 31, 2026	724,288
Fiscal year ending December 31, 2027	6,965
Fiscal year ending December 31, 2028	6,566
Thereafter	214,491
$1,054,546
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $6,275 relating to our outstanding legal proceedings as of December 31, 2023. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. See Note 18, Other Items and Charges for disclosure regarding a legal settlement charge recorded in fiscal year 2023.
Legal Proceedings
North Country Environmental Services Expansion Permit
The permit for expansion of the Bethlehem, New Hampshire landfill of our subsidiary, North Country Environmental Services, Inc. (“NCES”), known as “Stage VI”, issued in October 2020 (“Permit”), was appealed by the Conservation Law Foundation (“CLF”) to the New Hampshire Waste Management Council (“Council”) on November 9, 2020 on the grounds it failed to meet the public benefit criteria. Following a hearing on the merits during which the Council found that the New Hampshire Department of Environmental Services (“DES”) had reasonably measured and acted lawfully in determining a capacity need for Stage VI, the hearing officer presiding over the proceedings issued an Order on May 11, 2022, without further hearing, determining instead that DES had acted unlawfully in reaching these conclusions (“Hearing Officer’s Order”), and remanded the Permit to DES on this determination. On December 5, 2022, DES and NCES both separately sought review of the Hearing Officer’s Order on appeal to the New Hampshire Supreme Court (“Supreme Court”). The parties presented oral arguments to the Supreme Court on October 3, 2023. On December 28, 2023, the Supreme Court issued a decision reversing the Hearing Officer's Order and held that the Stage VI Permit was lawfully issued by DES, fully resolving this matter and upholding the Stage VI Permit.
On December 14, 2022, NCES filed an action in Merrimack Superior Court (“Superior Court”) seeking to invalidate the Hearing Officer’s Order as having been adopted in violation of New Hampshire’s statute governing access to public records and meetings in that the Council did not hold a public meeting to deliberate on the Hearing Officer’s Order. The Superior Court

dismissed that proceeding by Order dated April 6, 2023, and NCES appealed that decision to the Supreme Court on April 18, 2023. NCES’s brief on appeal was filed with the Supreme Court on August 11, 2023. On September 26, 2023, CLF filed a Motion to Intervene as well as a memorandum of law asking the Supreme Court to uphold the Superior Court’s dismissal, to which NCES filed an Objection in response on October 23, 2023. The Council filed its brief on October 25, 2023. On November 9, 2023, the Supreme Court issued an Order denying CLF’s Motion to Intervene but treating CLF’s memorandum of law as an amicus brief. NCES filed a reply brief on November 14, 2023. On January 18, 2024, the Supreme Court issued an Order setting a deadline of February 2, 2024 for the parties to submit memoranda addressing the mootness of this appeal in light of the Supreme Court’s December 28, 2023 Order reversing the Hearing Officer’s Order and upholding the Stage VI Permit. NCES subsequently filed a Motion for Vacatur of the Superior Court’s April 6, 2023 Order and a Memorandum in Response to the Supreme Court's February 2, 2024 Order on January 23, 2024. A ruling on the Supreme Court's question of mootness and NCES's Motion for Vacatur remains pending.
On September 20, 2022, NCES, which has since withdrawn as a party, and our subsidiary, Granite State Landfill, LLC ("GSL"), filed a Petition for Declaratory Judgment ("Petition") in the Superior Court asking the Superior Court for a determination of the meaning and constitutionality of New Hampshire’s public benefit requirement, the same statute at issue in the Hearing Officer’s Order. CLF was granted intervention in the Petition proceeding on June 8, 2023. On December 19, 2023, GSL filed a Motion To Stay pending the outcome of the Supreme Court’s consideration of the Stage VI Permit appeal. The Stage VI Permit appeal was decided and upheld by Order of December 28, 2023 as discussed above. As NCES prevailed in the Stage VI Permit appeal, GSL and NCES voluntarily non-suited the Petition on January 2, 2024, resolving this matter.
On April 12, 2023, DES issued approval of construction plans for Stage VI, Phase II to NCES (“DES Approval”). CLF appealed the DES Approval to the Council on May 11, 2023, on the grounds that it failed to meet the public benefit criteria, and that the DES Approval conflicts with the Hearing Officer’s May 11, 2022 Order determining that DES had acted unlawfully in issuing the Permit, and requested expedited review. The Council has denied CLF's request for expedited review. CLF withdrew its appeal by notice to the Council on February 7, 2024. In light of CLF's withdrawal of appeal, this matter is fully resolved.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of December 31, 2023 range between 1.5% and 7.1%. A summary of the changes to the aggregate environmental remediation liabilities for the twelve months ended December 31, 2023 and 2022 follows:

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$6,335	$5,887
Accretion expense	100	104
Obligations incurred (1)	—	759
Obligations settled (2)	(546)	(415)
Ending balance	5,889	6,335
Less: current portion	1,662	814
Long-term portion	$4,227	$5,521
(1)Associated with the investigation of potential remediation at an inactive waste disposal site that adjoins one of the landfills that we operate.
(2)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
The total expected environmental remediation payments, as of December 31, 2023 for each of the next five fiscal years and thereafter are as follows:

Fiscal year ending December 31, 2024	$1,499
Fiscal year ending December 31, 2025	308
Fiscal year ending December 31, 2026	318
Fiscal year ending December 31, 2027	299
Fiscal year ending December 31, 2028	306
Thereafter	3,704
Total	$6,434
A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liabilities to the amount recognized in our consolidated balance sheet at December 31, 2023 is as follows:

Undiscounted liability	$6,434
Less discount, net	(545)
Liability balance - December 31, 2023	$5,889
Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations.
14.     STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
On June 16, 2023, we completed a public offering of 6,053 shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496,231. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, as discussed in Note 18, Other Items and Charges, and to repay borrowings and/or debt securities as discussed Note 12, Debt.
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

Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2023 and December 31, 2022, we had no shares issued.
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
As of December 31, 2023, there were 616 Class A common stock equivalents available for future grant under the 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
Our equity awards granted primarily consist of stock options, restricted stock awards, restricted stock units and market-based performance stock units.
Stock options are granted at a price equal to the prevailing fair value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one year to five-year period from the date of grant.
The fair value of each stock option granted is estimated using a Black-Scholes option-pricing model, which uses a risk-free interest rate, based on the U.S. Treasury yield curve for the period of the expected life of the stock option; and requires extensive use of accounting judgment and financial estimation, including estimates of: the expected term, calculated based on the weighted average historical life of the vested stock options, giving consideration to vesting schedules and historical exercise patterns; and the expected volatility, calculated using the weekly historical volatility of our Class A common stock over the expected life of the stock option.
Restricted stock awards and restricted stock units are granted at a price equal to the fair value of our Class A common stock at the date of grant. The fair value of each market-based performance stock unit is estimated using a Monte Carlo pricing model, which requires extensive use of accounting judgment and financial estimation, including the estimated share price appreciation plus the value of dividends of our Class A common stock as compared to the Russell 2000 Index over the requisite service period.
Restricted stock awards granted to non-employee directors vest incrementally over a three-year period beginning on the first anniversary of the date of grant. Restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. Restricted stock units vest incrementally over an identified service period beginning on the grant date based on continued employment. Market-based performance stock units vest at a future date following the grant date and are based on the attainment of performance targets and market achievements.

Stock Options
A summary of stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	129	$55.60
Granted	18	$79.72
Exercised	(18)	$4.88
Forfeited or expired	—	$—
Outstanding, December 31, 2023	129	$66.03	7.5	$2,504
Exercisable, December 31, 2023	49	$40.60	5.2	$2,177
During fiscal years 2023, 2022 and 2021, stock-based compensation expense for stock options was $516, $248 and $28, respectively.
During fiscal years 2023, 2022 and 2021, the aggregate intrinsic value of stock options exercised was $1,302, $1,467 and $1,238, respectively.
As of December 31, 2023, we had $2,108 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 3.9 years.
The fair value of stock options granted in fiscal year 2023 were calculated assuming no expected dividend yield using a weighted average expected life of 5.6 years, a risk-free interest rate of 4.6%, and an expected volatility of 30.0%.
The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
Other Stock Awards
A summary of restricted stock award, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2022	169	$75.52
Granted	121	$80.99
Class A common stock vested	(101)	$65.21
Forfeited or canceled	(8)	$77.77
Outstanding, December 31, 2023	181	$84.82	2.0	$15,474
Unvested, December 31, 2023	288	$87.35	1.9	$24,593
(1)Performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 107 shares of Class A common stock currently included in unvested. The market-based performance stock unit grants that vested in fiscal year 2023 resulted in the issuance of 43 additional shares of Class A common stock.
During fiscal years 2023, 2022 and 2021, stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $8,116, $7,530 and $11,241, respectively.
During fiscal years 2023, 2022 and 2021, the total fair value of other stock awards vested was $12,048, $17,011 and $20,106, respectively.
As of December 31, 2023, total unrecognized stock-based compensation expense related to outstanding restricted stock awards was $8, which will be recognized over a weighted average period of 0.5 years. As of December 31, 2023, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,362, which will be recognized over a weighted average period of 2.3 years. As of December 31, 2023, total unrecognized stock-based compensation expense related to performance stock units based on our estimated achievement of the established performance criteria was $4,377, which will be recognized over a weighted average period of 1.6 years.

The weighted average fair value of market-based performance stock units granted during fiscal year 2023 was $83.16 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.3% and an expected volatility of 34.9% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $451, $376 and $281 of stock-based compensation expense related to our Second Amended and Restated Employee Stock Purchase Plan (“ESPP”) during fiscal years 2023, 2022 and 2021, respectively.
Tax benefit for income taxes associated with stock-based compensation during fiscal years 2023, 2022 and 2021 was $(2,330), $(1,744) and $(2,304), respectively.
Accumulated Other Comprehensive (Loss) Income, Net of Tax
Accumulated other comprehensive (loss) income, net of tax is a component of stockholders' equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges and the changes in fair value of our marketable securities.
The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax are as follows:

Interest Rate Swaps
Balance as of December 31, 2020	$(11,517)
Other comprehensive income before reclassifications	3,737
Amounts reclassified from accumulated other comprehensive loss	4,763
Income tax provision related to items in other comprehensive income	(2,086)
Other comprehensive income	6,414
Balance as of December 31, 2021	(5,103)
Other comprehensive income before reclassifications	15,297
Amounts reclassified from accumulated other comprehensive loss	1,443
Income tax provision related to items in other comprehensive income	(4,095)
Other comprehensive income	12,645
Balance as of December 31, 2022	7,542
Other comprehensive loss before reclassifications	(6,843)
Amounts reclassified from accumulated other comprehensive loss	(6,361)
Income tax benefit related to items in other comprehensive loss	4,582
Other comprehensive loss	(8,622)
Balance as of December 31, 2023	$(1,080)
A summary of reclassifications out of accumulated other comprehensive (loss) income, net of tax for fiscal years 2023, 2022 and 2021 is as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Details About Accumulated Other Comprehensive (Loss) Income, Net of Tax Components	Accumulated Other Comprehensive (Loss) Income, Net of Tax			Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(6,361)	$1,443	$4,763	Interest expense
	6,361	(1,443)	(4,763)	Income before income taxes
	2,633	98	(1,142)	Provision for income taxes
	$3,728	$(1,541)	$(3,621)	Net income

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$10,364	$—
Restricted investment securities - landfill closure	2,203	—	—
	$2,203	$10,364	$—
Liabilities:
Interest rate swaps	$—	$11,762	$—
	$—	$11,762	$—

	Fair Value Measurement at December 31, 2022 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$11,806	$—
Restricted investment securities - landfill closure	1,900	—	—
	$1,900	$11,806	$—
Liabilities:
Interest rate swaps	$—	$—	$—
Contingent consideration - acquisition (1)	—	—	965
	$—	$—	$965
(1)In the fiscal year ended December 31, 2023, we recorded a gain on resolution of acquisition-related contingent consideration of $965, within cost of operations, associated with the reversal of a contingency for a transfer station permit expansion that is no longer deemed viable.

16.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan. Under the provisions of the 401(k) plans participants may direct us to defer a portion of their compensation to a 401(k) plan, subject to Internal Revenue Code limitations. In fiscal year 2023, we provided an employer matching contribution for hourly employees equal to 100% of every dollar an employee invests up to 1% of annual income and 50% of additional employee contributions up to a maximum contribution into a 401(k) plan of 3% of annual income. In fiscal year 2023, we provided an employer matching contribution for salaried employees equal to 50% of every dollar an employee invests in a 401(k) plan up to a maximum contribution of one thousand five hundred dollars or up to 2% of annual income, whichever is greater, per employee per calendar year. Participants vest in employer contributions ratable over a two-year period. Employer contributions for fiscal years 2023, 2022 and 2021 amounted to $4,371, $3,558 and $2,811, respectively.
Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under this plan, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. On June 1, 2023, our stockholders approved an amendment and restatement of our employee stock purchase plan to increase the number of shares of Class A common stock reserved for issuance under the employee stock purchase plan by 400 shares of Class A common stock. Class A common stock issued under our ESPP during fiscal years 2023, 2022 and 2021 amounted to 24, 22 and 20 shares, respectively. As of December 31, 2023, 407 shares of Class A common stock were available for distribution under our ESPP.
Defined Benefit Pension Plan
We contribute to a multiemployer defined benefit pension plan. The Pension Plan, under the terms of a collective bargaining agreement covers certain of our union represented employees. In fiscal year 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. The withdrawal generated a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, that capped our gross payments at $4,224, significantly reducing our cash exposure from the potential $18,511 withdrawal liability as determined based on a complete withdrawal prior to withdrawing from the Pension Plan. As of December 31, 2023, we had a remaining obligation of $1,496 in aggregate principal amount associated with our withdrawal. Upon re-entry as a new employer in the Pension Plan, our contributions are projected to fully fund the defined benefits accrued by our employees in the Pension Plan, thereby eliminating future accruals of withdrawal liability. As of December 31, 2023, our employees were fully funded, subject to the terms of the Withdrawal and Re-entry Agreements. Subsequent withdrawal from the Pension Plan, under certain circumstances, may result in a change in the payment schedule required to settle the remaining obligation associated with our withdrawal. During fiscal years 2023, 2022 and 2021, we made contributions to the Pension Plan of $479, $442 and $398, respectively.

17.     INCOME TAXES
A summary of the provision for income taxes is as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Federal
Deferred	8,155	15,645	12,356
	8,155	15,645	12,356
State
Current	4,385	5,362	1,873
Deferred	(894)	880	2,717
	3,491	6,242	4,590
Provision for income taxes	$11,646	$21,887	$16,946
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2020, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2020, revenue growth and expectations of future profitability, and negative evidence, including the impact of a negative change in the economic climate, significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it was more likely than not that the majority of our deferred tax assets would be realized in the future and released the valuation allowance on the majority of our net operating loss carryforwards and other deferred tax assets as of December 31, 2020, resulting in a benefit from income taxes of $61,317. Following reassessment in fiscal years 2021, 2022 and 2023, our judgement with regard to the realizability of our deferred tax assets remains consistent. As of December 31, 2023, we maintained a valuation allowance of $5,580 primarily related to deferred tax assets that would generate capital losses when realized and deferred tax assets related to certain state jurisdictions.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The change in the valuation allowance for fiscal year 2023 was an increase of $912. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets.
The differences in the provision for income taxes and the amounts determined by applying the Federal statutory rate to income before income taxes are as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21%	21%	21%
Tax at statutory rate	$7,779	$15,743	$12,190
State income taxes, net of federal benefit	1,383	6,087	3,868
Change in valuation allowance	912	(1,425)	(388)
Federal effect of change in state valuation allowance	(312)	282	74
Non-deductible officer compensation	996	1,300	1,338
Non-deductible expenses	809	782	322
Deductible stock awards	(963)	(627)	(363)
Tax credits	(60)	(83)	(153)
Reversal of disproportionate tax effects in other comprehensive (loss) income	938	—	—
Other, net	164	(172)	58
Provision for income taxes	$11,646	$21,887	$16,946

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and reserves	$49,339	$43,437
Net operating loss carryforwards	30,165	13,398
General business and state tax credit carryforwards	6,862	6,987
Interest expense limitation	6,690	—
Stock awards	2,690	2,728
Unrealized loss on swaps	375	—
Other	1,567	2,419
Total deferred tax assets	97,688	68,969
Less: valuation allowance	(5,580)	(4,668)
Total deferred tax assets after valuation allowance	92,108	64,301
Deferred tax liabilities:
Tax over book depreciation of property and equipment	(58,927)	(21,561)
Amortization of intangibles	(22,540)	(17,252)
Unrealized gain on swaps	—	(3,022)
Other	(44)	—
Total deferred tax liabilities	(81,511)	(41,835)
Net deferred tax asset	$10,597	$22,466
The net deferred tax asset at December 31, 2023 is reflected on the consolidated balance sheet as a long-term deferred federal and state tax asset of $11,224 and a long-term deferred state tax liability of $(627).
As of December 31, 2023, we have, for federal income tax purposes, net operating loss carryforwards of approximately $7,152 that expire in the fiscal years ending December 31, 2032 through 2037 and $125,665, which do not expire. We have state net operating loss carryforwards of approximately $28,262 that expire in the fiscal years ending December 31, 2024 through 2043 or that do not expire in certain jurisdictions. In addition, we have $6,722 general business credit carryforwards which expire in the fiscal years ending December 31, 2024 through 2043 and $176 state credit carryforwards which expire in fiscal year ending December 31, 2039. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes. With the exception of $1,756 federal net operating losses we acquired through acquisitions, we are not currently subject to these limitations but could become subject to them if there were significant changes in the ownership of our stock.
The provisions of FASB ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FASB ASC 740-10-25-5 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FASB ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reflected as a reduction of the overall income tax provision. As of December 31, 2023 and 2022, we did not have any uncertain tax positions.
We are subject to U.S. federal income tax, as well as the income tax of multiple state jurisdictions. For federal tax purposes, income tax returns from years ending 2020 through 2023 are open for assessment. Tax years 1998 through 2019 are open for examination to the extent of any NOLs or credits that have been carried forward from those years.

18.     OTHER ITEMS AND CHARGES
Legal Settlement
In fiscal year 2023, we recorded a charge of $6,150 accrued for in other accrued liabilities due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement was executed July 24, 2023 and has received court approval. See Note 13, Commitments and Contingencies for disclosure regarding our aggregate legal proceedings accrual.
Landfill Capping Charge - Veneer Failure
In fiscal year 2023, we recorded a charge of $3,870 consisting of both (i) the write-off of historical payments associated with capping work that has been deemed no longer viable due to a veneer failure and (ii) the related operating expenses incurred to clean up the affected capping material at the Ontario County Landfill that we operate. Engineering analysis is currently underway to determine root causes and responsibility for the event. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure over our remaining estimated costs associated with obligations for final capping closure and post-closure of our landfills.
Southbridge Landfill Closure Charge, Net
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”) and later closed it in November 2018 when Southbridge Landfill reached its final capacity. Accordingly, in fiscal years 2023, 2022 and 2021, we recorded charges associated with the closure of the Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Legal and transaction costs (1)	$412	$684	$868
Contract settlement charge (2)	—	—	572
Landfill closure project charge (credit) (3)	55	752	(944)
Southbridge Landfill closure charge, net	$467	$1,436	$496
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
(3)We recorded a landfill closure project charge (credit) each fiscal year associated with revised costs under the closure plan at Southbridge Landfill.
Expense from Acquisition Activities
In the fiscal years 2023, 2022 and 2021, we recognized expenses of $15,038, $4,613 and $5,304, respectively, comprised primarily of legal, consulting and other similar costs associated with the due diligence, acquisition and integration of acquired businesses, including the GFL Acquisition and the Twin Bridges Acquisition, in fiscal year 2023, or select development projects. See Note 5, Business Combinations for disclosure regarding acquisition activity.
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

19.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$25,399	$53,079	$41,100
Denominator:
Class A common stock	57,007	50,704	50,423
Class B common stock	988	988	988
Unvested restricted stock awards	—	(1)	(2)
Effect of weighted average shares outstanding (1)	(2,821)	(68)	(97)
Basic weighted average common shares outstanding	55,174	51,623	51,312
Impact of potentially dilutive securities:
Dilutive effect of stock options and stock awards	100	144	203
Diluted weighted average common shares outstanding	55,274	51,767	51,515
Anti-dilutive potentially issuable shares	93	111	10
(1)The adjustment in fiscal year 2023 is primarily associated with the 6,053 shares of Class A common stock issued as part of the public offering completed on June 16, 2023. See Note 14, Stockholders’ Equity for disclosure regarding the public offering of Class A common stock.
20.     RELATED PARTY TRANSACTIONS
Services
During fiscal years 2023, 2022 and 2021, we retained the services of Casella Construction, Inc. ("CCI"), a company substantially owned by sons of John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us as well as providing transportation and construction services. Total purchased services charged to operations or capitalized to landfills for fiscal years 2023, 2022 and 2021 were $7,682, $12,297 and $15,206, respectively, of which $595 and $1,891 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2023 and December 31, 2022, respectively.
In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal years 2023, 2022 and 2021 were $241, $141 and $430, respectively.
Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The leases have since been extended through August 2023 and have since continued on a month-to-month basis. The terms of the lease agreements require monthly payments of approximately $29. Total expense charged to operations for fiscal years 2023, 2022 and 2021 under these agreements was $284, $273 and $297, respectively.
Landfill Post-closure
We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until notified by the permitting authority. In fiscal years 2023, 2022 and 2021, we paid $3, $10 and $12, respectively, pursuant to this agreement. As of December 31, 2023 and December 31, 2022, we have accrued $17 and $17, respectively, for costs associated with its post-closure obligations.

21.     SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, our Eastern, Western and Mid-Atlantic regions. The Mid-Atlantic region, which was formed as a result of the GFL Acquisition on June 30, 2023, commenced operations on July 1, 2023. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions are comprised of processing services and non-processing services, which we refer to as our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Corporate Entities results reflect those costs not allocated to our reportable operating segments.
Fiscal Year Ended December 31, 2023

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$374,463	$92,938	$50,881	$27,198	$638	$43,817	$73,893	$434,323
Western	511,640	173,044	82,291	62,318	380	82,706	285,056	1,001,090
Mid-Atlantic (1)	85,640	417	20,263	(5,790)	—	5,271	332,247	553,339
Resource Solutions	292,799	15,337	14,202	5,639	143	14,586	44,474	253,090
Corporate Entities	—	—	3,068	(8,938)	35,676	8,527	—	293,628
Eliminations	—	(281,736)	—	—	—	—	—	—
	$1,264,542	$—	$170,705	$80,427	$36,837	$154,907	$735,670	$2,535,470
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

Fiscal Year Ended December 31, 2022

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$340,058	$83,201	$47,673	$16,559	$565	$38,501	$52,406	$372,895
Western	445,153	151,016	64,116	65,453	508	65,190	183,286	737,658
Mid-Atlantic (1)	—	—	—	—	—	—	—	—
Resource Solutions	299,878	5,734	12,082	15,862	146	15,172	38,766	191,118
Corporate Entities	—	—	2,480	(2,480)	21,794	12,097	—	147,544
Eliminations	—	(239,951)	—	—	—	—	—	—
	$1,085,089	$—	$126,351	$95,394	$23,013	$130,960	$274,458	$1,449,215
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Fiscal Year Ended December 31, 2021

Segment	Outside revenues	Inter-company revenue	Depreciation and amortization	Operating income (loss)	Interest expense, net	Capital expenditures	Goodwill	Total assets
Eastern	$264,569	$66,126	$33,572	$12,937	$456	$31,489	$52,072	$357,446
Western	389,520	132,914	61,055	49,035	159	72,892	163,728	688,826
Mid-Atlantic (1)	—	—	—	—	—	—	—	—
Resource Solutions	235,122	3,258	7,060	17,591	168	12,094	17,060	127,304
Corporate Entities	—	—	1,903	(1,903)	20,144	6,820	—	110,004
Eliminations	—	(202,298)	—	—	—	—	—	—
	$889,211	$—	$103,590	$77,660	$20,927	$123,295	$232,860	$1,283,580
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Amount of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended December 31,
	2023		2022		2021
Collection	$710,590	56.2%	$539,587	49.7%	$442,685	49.8%
Disposal	244,582	19.3%	227,971	21.0%	196,985	22.2%
Power generation	6,617	0.5%	7,519	0.7%	5,138	0.6%
Processing	9,954	0.8%	10,134	1.0%	9,281	1.0%
Solid waste operations	971,743	76.8%	785,211	72.4%	654,089	73.6%
Processing	105,997	8.4%	119,045	10.9%	93,323	10.5%
National Accounts	186,802	14.8%	180,833	16.7%	141,799	15.9%
Resource Solutions operations	292,799	23.2%	299,878	27.6%	235,122	26.4%
Total revenues	$1,264,542	100.0%	$1,085,089	100.0%	$889,211	100.0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
We completed the acquisitions of four wholly owned subsidiaries of GFL Environmental Inc. ("GFL Subsidiaries") on June 30, 2023; Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges) ("Twin Bridges") on September 1, 2023; Taylor Garbage Services, Inc. and Southern Tier Recyclers, Inc. (collectively "Taylor") on August 1, 2023; and Pinard Waste Systems Co., Inc.(dba Pinard Waste Systems) and Group Pinard, LLC. (collectively "Pinard") on September 1, 2023. Since we have not yet fully incorporated the internal controls and procedures of the GFL Subsidiaries, Twin Bridges, Taylor and Pinard into our internal control over financial reporting, management excluded the GFL Subsidiaries, Twin Bridges, Taylor and Pinard from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Collectively, the GFL Subsidiaries, Twin Bridges, Taylor and Pinard constituted approximately 34% of our total assets as of December 31, 2023 and 10% of our total revenues for the year ended December 31, 2023.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table describes, for the fourth quarter of fiscal year 2023, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Bradford J. Helgeson (Executive Vice president and Chief Financial Officer)	Adoption (11/16/2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to certain equity awards that have or may be granted	Sale	Until final settlement of any covered RSU or PSU	Indeterminable(1)
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
None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Information about our Executive Officers” in Item 1 of Part I of this Annual Report on Form 10-K) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of fiscal year ended December 31, 2023 (the "Proxy Statement"), under the sections captioned "Board of Directors", "Corporate Governance" and "Ownership of Our Common Stock".
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	309,657	$66.03	1,023,141
Equity compensation plans not approved by security holders	—	$—	—
Total	309,657	$66.03	1,023,141

(1)Performance stock units, including market-based performance stock, units are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 106,700 shares of Class A common stock.
(2)The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.
(3)Includes 615,787 shares of our Class A common stock issuable under our 2016 Incentive Plan and 407,354 shares of our Class A common stock issuable under our Second Amended and Restated 1997 Employee Stock Purchase Plan.
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
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.
Consolidated Statements of Operations for fiscal years 2023, 2022 and 2021.
Consolidated Statements of Comprehensive Income for fiscal years 2023, 2022 and 2021.
Consolidated Statement of Stockholders’ Equity for fiscal years 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for fiscal years 2023, 2022 and 2021.
Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:
All schedules have been omitted because the required information is not significant or is included in the consolidated financial statements or notes thereto, or is not applicable.

(a)(3)	Exhibits:

Exhibit No.	Description

2.1
Equity Purchase Agreement, dated as of April 21, 2023, by and among the sellers identified therein, GFL Environmental Inc., Casella Mid-Atlantic, LLC, and, solely with respect to Section 9.17 thereof, Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on July 27, 2023 (file no. 000-23211)).

3.1
Second Amended and Restated Certificate of Incorporation of Casella Waste Systems, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the quarterly report on Form 10-Q of Casella as filed on December 7, 2007(file no. 000-23211)).

3.2
Fourth Amended and Restated By-Laws of Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 3.2 to the annual report on Form 10-K of Casella as filed on February 17, 2023 (file no. 000-23211).

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

Exhibit No.	Description

4.8
BFA Guaranty Agreement, dated as of October 1, 2014, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on October 16, 2014 (file no. 000-23211)).

4.9
Financing Agreement dated as of March 1, 2013 between Casella Waste Systems, Inc. and the Vermont Economic Development Authority, relating to issuance of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed April 5, 2013 (file no. 000-23211)).

4.10
VEDA Guaranty Agreement, dated as of March 1, 2013, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 4.8 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

4.11
Financing Agreement dated as of March 1, 2013 between Casella Waste Systems, Inc. and the Business Finance Authority of the State of New Hampshire, relating to issuance of Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on April 5, 2013 (file no. 000-23211)).

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

4.20
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

Exhibit No.	Description

10.3
Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella Waste Systems, Inc., amending Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.7 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.4
Lease Agreement, as Amended, between Casella Associates and Casella Waste Management, Inc., dated August 1, 1993 (Montpelier lease) (incorporated herein by reference to Exhibit 10.18 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.5
Amendment to Lease Agreement dated as of March 13, 2008, between Casella Associates and Casella Waste Systems, Inc., amending Lease Agreement dated August 1, 1993, as amended (Montpelier lease) (incorporated herein by reference to Exhibit 10.9 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

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

Exhibit No.	Description

10.20*
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

10.22*
Employment Agreement between Casella Waste Systems, Inc. and Shelley E. Sayward dated as of January 1, 2021 (incorporated herein by reference to exhibit 10.25 to the annual report on Form 10-K of Casella as filed on February 19, 2021 (file no. 000-23211)).

10.23*
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Christopher B. Heald dated as of October 25, 2021 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on October 29, 2021 (file no. 000-23211).

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

10.26
Extension of Lease Agreements dated as of April 23, 2013, between Casella Associates and Casella Waste Management, Inc., amending (i) Lease Agreement dated August 1, 1993, as amended (Montpelier lease) and (ii) Lease Agreement dated August 1, 1993, as amended (Rutland lease) (incorporated herein by reference to Exhibit 10.29 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

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

10.41
Amended and Restated Credit Agreement, dated as of December 22, 2021, among Casella Waste Systems, Inc., the subsidiaries of Casella identified therein, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce Fenner & Smith Incorporated, Citizens Bank, N.A., JPMorgan Chase Bank, N.A. and Comerica Bank as joint lead arrangers, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on December 28, 2021 (file No. 000-23211).

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

10.45
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

10.47
Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on March 3, 2011 (file no. 000-23211)).

10.48*
Employment Agreement between Casella Waste Systems, Inc. and Paul J. Ligon, dated as of March 6, 2012 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on April 28, 2023 (file no. 000-23211)).

10.49
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

10.50*
Employment Agreement between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2023 (file no. 000-23211)).

Exhibit No.	Description

10.51*
Offer Letter between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2023 (file no. 000-23211)).

21.1 +	Subsidiaries of Casella Waste Systems, Inc.

23.1 +	Consent of RSM US LLP.

31.1 +	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 +	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97* +	Amended and Restated Compensation Clawback Policy

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
____________________
+     Filed Herewith
*     This is a management contract or compensatory plan or arrangement.
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for fiscal years 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for fiscal years 2023, 2022 and 2021, (iv) Consolidated Statement of Stockholders’ Equity for fiscal years 2023, 2022 and 2021, (v) Consolidated Statements of Cash Flows for fiscal years 2023, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: February 16, 2024	By: /s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive Officer	February 16, 2024
John W. Casella	(Principal Executive Officer)

/s/ Bradford J. Helgeson	Executive Vice President and Chief Financial Officer	February 16, 2024
Bradford J. Helgeson	(Principal Financial Officer)

/s/ Kevin J. Drohan	Vice President and Chief Accounting Officer	February 16, 2024
Kevin J. Drohan	(Principal Accounting Officer)

/s/ Douglas R. Casella	Director	February 16, 2024
Douglas R. Casella

/s/ Joseph G. Doody	Director	February 16, 2024
Joseph G. Doody

/s/ Rose Stuckey Kirk	Director	February 16, 2024
Rose Stuckey Kirk

/s/ Gary Sova	Director	February 16, 2024
Gary Sova

/s/ William P. Hulligan	Director	February 16, 2024
William P. Hulligan

/s/ Michael K. Burke	Director	February 16, 2024
Michael K. Burke

/s/ Michael L. Battles	Director	February 16, 2024
Michael L. Battles

/s/ Emily Nagle Green	Director	February 16, 2024
Emily Nagle Green