Form 10-Q
period 2024-03-31
CASELLA WASTE SYSTEMS INC
filed 2024-04-26
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2024:

Class A common stock, $0.01 par value per share:	57,120,029
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$189,457	$220,912
Accounts receivable, net of allowance for credit losses of $3,881 and $4,066, respectively	146,795	157,324
Refundable income taxes	4,108	3,089
Prepaid expenses	14,975	17,223
Inventory	18,537	17,859
Other current assets	11,530	9,918
Total current assets	385,402	426,325
Property and equipment, net of accumulated depreciation and amortization of $1,196,561 and $1,167,541, respectively	978,622	980,553
Operating lease right-of-use assets	99,679	100,844
Goodwill	736,513	735,670
Intangible assets, net	228,865	241,429
Restricted assets	2,281	2,203
Cost method investments	10,967	10,967
Deferred income taxes	11,018	11,224
Other non-current assets	23,907	26,255
Total assets	$2,477,254	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$63,368	$35,781
Current operating lease liabilities	8,825	9,039
Accounts payable	79,989	116,794
Accrued payroll and related expenses	12,126	22,657
Accrued interest	3,527	3,886
Contract liabilities	29,715	31,472
Current accrued final capping, closure and post-closure costs	10,140	10,773
Other accrued liabilities	36,431	48,456
Total current liabilities	244,121	278,858
Debt, less current portion	980,878	1,007,662
Operating lease liabilities, less current portion	66,630	66,074
Accrued final capping, closure and post-closure costs, less current portion	127,184	123,131
Deferred income taxes	908	627
Other long-term liabilities	31,609	37,327
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 57,120,000 and 57,007,000 shares issued and outstanding, respectively	571	570
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,170,946	1,168,812
Accumulated deficit	(150,638)	(146,521)
Accumulated other comprehensive income (loss), net of tax	5,035	(1,080)
Total stockholders' equity	1,025,924	1,021,791
Total liabilities and stockholders' equity	$2,477,254	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$341,008	$262,595
Operating expenses:
Cost of operations	230,792	180,243
General and administration	44,334	35,679
Depreciation and amortization	54,037	33,435
Expense from acquisition activities	5,010	2,863
Southbridge Landfill closure charge	—	110
	334,173	252,330
Operating income	6,835	10,265
Other expense (income):
Interest income	(2,812)	(684)
Interest expense	15,882	6,959
Other income	(352)	(349)
Other expense, net	12,718	5,926
(Loss) income before income taxes	(5,883)	4,339
(Benefit) provision for income taxes	(1,766)	791
Net (loss) income	$(4,117)	$3,548
Basic earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	58,030	51,770
Basic (loss) earnings per common share	$(0.07)	$0.07
Diluted earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	58,030	51,869
Diluted (loss) earnings per common share	$(0.07)	$0.07
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(4,117)	$3,548
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	2,315	1,055
Interest rate swap income reclassified into interest expense	(2,330)	(1,106)
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	8,438	(2,391)
Other comprehensive income (loss), before tax	8,423	(2,442)
Income tax provision (benefit) related to items of other comprehensive income (loss)	2,308	(673)
Other comprehensive income (loss), net of tax	6,115	(1,769)
Comprehensive income	$1,998	$1,779
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)
Issuances of Class A common stock	—	113	1	—	—	(1)	—	—
Stock-based compensation	2,135	—	—	—	—	2,135	—	—
Comprehensive income:
Net loss	(4,117)	—	—	—	—	—	(4,117)	—
Other comprehensive income:
Hedging activity	6,115	—	—	—	—	—	—	6,115
Balance, March 31, 2024	$1,025,924	57,120	$571	988	$10	$1,170,946	$(150,638)	$5,035

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2022	$497,900	50,704	$507	988	$10	$661,761	$(171,920)	$7,542
Issuances of Class A common stock	—	194	2	—	—	(2)	—	—
Stock-based compensation	1,976	—	—	—	—	1,976	—	—
Comprehensive income:
Net income	3,548	—	—	—	—	—	3,548	—
Other comprehensive loss:
Hedging activity	(1,769)	—	—	—	—	—	—	(1,769)
Balance, March 31, 2023	$501,655	50,898	$509	988	$10	$663,735	$(168,372)	$5,773

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(4,117)	$3,548
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54,037	33,435
Interest accretion on landfill and environmental remediation liabilities	2,937	2,510
Amortization of debt issuance costs	741	502
Stock-based compensation	2,135	1,976
Operating lease right-of-use assets expense	4,070	3,328
Disposition of assets, other items and charges, net	320	1,315
Deferred income taxes	(2,425)	86
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	10,529	5,694
Accounts payable	(36,505)	(7,563)
Prepaid expenses, inventories and other assets	3,739	1,701
Accrued expenses, contract liabilities and other liabilities	(27,782)	(30,453)
Net cash provided by operating activities	7,679	16,079
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(294)	(263)
Additions to property and equipment	(30,251)	(17,879)
Proceeds from sale of property and equipment	488	415
Net cash used in investing activities	(30,057)	(17,727)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	875	—
Principal payments on debt	(9,952)	(8,996)
Payments of debt issuance costs	—	(282)
Net cash used in financing activities	(9,077)	(9,278)
Net decrease in cash and cash equivalents	(31,455)	(10,926)
Cash and cash equivalents, beginning of period	220,912	71,152
Cash and cash equivalents, end of period	$189,457	$60,226
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$15,500	$5,873
Cash income tax payments	$1,681	$4,807
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for financing lease obligations	$9,139	$1,634
Right-of-use assets obtained in exchange for operating lease obligations	$1,613	$5,682
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
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“fiscal year 2023”), which was filed with the SEC on February 16, 2024 (“2023 Form 10-K”).
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2024 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2023 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2024 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q and determined that there have been no material events that have occurred that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption
ASU No. 2023-07: Improvements to Reportable Segment Disclosures (Topic 280)
Requires entities to provide additional disclosure related to the chief operating decision maker (“CODM”) and reportable operating segments, including providing more detailed information about reportable operating segment's significant expenses and how that information is used by the CODM.
We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements, however, the adoption of this guidance will have an impact on reportable operating segment disclosures within the accompanying notes to our consolidated financial statements. This guidance does not change how we identify our operating segments, aggregate them or apply quantitative thresholds to determine our reportable segments. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.
ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740)
Requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid.

We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements, however, the adoption of this guidance will have an impact on income tax disclosures within the accompanying notes to our consolidated financial statements. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services and processing services. Revenues associated with our resource renewal operations are derived from processing services and non-processing services, which we refer to as our National Accounts business.
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$70,260	$99,870	$41,230	$—	$211,360
Landfill	6,612	12,938	—	—	19,550
Transfer station	14,129	11,971	374	—	26,474
Transportation	1,276	2,839	—	—	4,115
Landfill gas-to-energy	458	2,051	—	—	2,509
Processing	1,269	660	—	29,762	31,691
National Accounts	—	—	—	45,309	45,309
Total revenues	$94,004	$130,329	$41,604	$75,071	$341,008

Transferred at a point-in-time	$122	$618	$—	$12,552	$13,292
Transferred over time	93,882	129,711	41,604	62,519	327,716
Total revenues	$94,004	$130,329	$41,604	$75,071	$341,008

Three Months Ended March 31, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$61,108	$78,869	$—	$—	$139,977
Landfill	6,301	16,460	—	—	22,761
Transfer station	13,981	9,961	—	—	23,942
Transportation	1,183	3,580	—	—	4,763
Landfill gas-to-energy	213	1,711	—	—	1,924
Processing	1,123	453	—	22,806	24,382
National Accounts	—	—	—	44,846	44,846
Total revenues	$83,909	$111,034	$—	$67,652	$262,595

Transferred at a point-in-time	$119	$731	$—	$6,438	$7,288
Transferred over time	83,790	110,303	—	61,214	255,307
Total revenues	$83,909	$111,034	$—	$67,652	$262,595
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $7,115 in the three months ended March 31, 2024 and $6,629 in the three months ended March 31, 2023. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three months ended March 31, 2024 or March 31, 2023 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $147,635 and $158,931 as of March 31, 2024 and December 31, 2023, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $29,715 and $31,472 as of March 31, 2024 and December 31, 2023, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2023 and December 31, 2022 was recognized as revenue during the three months ended March 31, 2024 and March 31, 2023, respectively, when the services were performed.

4.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2023	Measurement Period Adjustments	March 31, 2024
Eastern	$73,893	$—	$73,893
Western	285,056	762	285,818
Mid-Atlantic	332,247	(107)	332,140
Resource Solutions	44,474	188	44,662
	$735,670	$843	$736,513
Summaries of intangible assets by type follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, March 31, 2024
Intangible assets	$61,573	$272,571	$13,325	$347,469
Less accumulated amortization	(29,569)	(80,514)	(8,521)	(118,604)
	$32,004	$192,057	$4,804	$228,865

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2023
Intangible assets	$61,573	$272,571	$13,325	$347,469
Less accumulated amortization	(26,645)	(72,227)	(7,168)	(106,040)
	$34,928	$200,344	$6,157	$241,429
Intangible amortization expense was $12,564 during the three months ended March 31, 2024, and $4,071 during the three months ended March 31, 2023.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2023 and thereafter is estimated as follows:

Estimated Future Amortization Expense as of March 31, 2024
Fiscal year ending December 31, 2024	$35,421
Fiscal year ending December 31, 2025	$43,593
Fiscal year ending December 31, 2026	$38,720
Fiscal year ending December 31, 2027	$34,129
Fiscal year ending December 31, 2028	$29,077
Thereafter	$47,925

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$133,904	$113,678
Obligations incurred	1,549	1,247
Accretion expense	2,869	2,410
Obligations settled (1)	(998)	(1,179)
Ending balance	$137,324	$116,156
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

6.    DEBT
A summary of debt is as follows:

	March 31, 2024	December 31, 2023
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly with balance due December 2026; bearing interest at 7.054% as of March 31, 2024	$349,125	$350,000
Term loan A facility (“2023 Term Loan Facility”) payable quarterly with balance due December 2026; bearing interest at 7.552% as of March 31, 2024	413,875	419,250
Revolving credit facility (“Revolving Credit Facility”) due December 2026; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.725%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) due January 2025 - fixed rate interest period bearing interest at 5.25% through January 2025	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.3%	59,460	53,066
Notes payable maturing through March 2025; bearing interest up to 8.1%	146	230
Principal amount of debt	1,054,606	1,054,546
Less—unamortized debt issuance costs	10,360	11,103
Debt less unamortized debt issuance costs	1,044,246	1,043,443
Less—current maturities of debt	63,368	35,781
	$980,878	$1,007,662

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
As of both March 31, 2024 and December 31, 2023, we had $515,000 notional amount of active interest rate derivative agreements outstanding. These agreements mature between February 2026 and June 2028 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swaps	Other current assets	$7,196	$5,951
Interest rate swaps	Other non-current assets	5,261	4,413
		$12,457	$10,364

Interest rate swaps	Other long-term liabilities	$5,433	$11,762

Interest rate swaps	Accumulated other comprehensive income (loss), net of tax	$7,024	$(1,398)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net of tax	(1,989)	318
		$5,035	$(1,080)
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $23 relating to our outstanding legal proceedings as of March 31, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.

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
On December 14, 2022, NCES filed an action in Merrimack Superior Court (“Superior Court”) seeking to invalidate the Hearing Officer’s Order as having been adopted in violation of New Hampshire’s statute governing access to public records and meetings in that the Council did not hold a public meeting to deliberate on the Hearing Officer’s Order. The Superior Court dismissed that proceeding by Order dated April 6, 2023, and NCES appealed that decision to the Supreme Court on April 18, 2023. NCES’s brief on appeal was filed with the Supreme Court on August 11, 2023. On September 26, 2023, CLF filed a Motion to Intervene as well as a memorandum of law asking the Supreme Court to uphold the Superior Court’s dismissal, to which NCES filed an Objection in response on October 23, 2023. The Council filed its brief on October 25, 2023. On November 9, 2023, the Supreme Court issued an Order denying CLF’s Motion to Intervene but treating CLF’s memorandum of law as an amicus brief. NCES filed a reply brief on November 14, 2023. On January 18, 2024, the Supreme Court issued an Order setting a deadline of February 2, 2024 for the parties to submit memoranda addressing the mootness of this appeal in light of the Supreme Court’s December 28, 2023 Order reversing the Hearing Officer’s Order and upholding the Stage VI Permit. NCES subsequently filed a Motion for Vacatur of the Superior Court’s April 6, 2023 Order and a Memorandum in Response to the Supreme Court's February 2, 2024 Order on January 23, 2024. On March 18, 2024, the Supreme Court issued an order finding the appeal to be moot and vacating the Superior Court’s April 6, 2023 Order, resolving this matter.
On September 20, 2022, NCES, which has since withdrawn as a party, and our subsidiary, Granite State Landfill, LLC (“GSL”), filed a Petition for Declaratory Judgment (“Petition”) in the Superior Court asking the Superior Court for a determination of the meaning and constitutionality of New Hampshire’s public benefit requirement, the same statute at issue in the Hearing Officer’s Order. CLF was granted intervention in the Petition proceeding on June 8, 2023. On December 19, 2023, GSL filed a Motion To Stay pending the outcome of the Supreme Court’s consideration of the Stage VI Permit appeal. The Stage VI Permit appeal was decided and upheld by Order of December 28, 2023 as discussed above. As NCES prevailed in the Stage VI Permit appeal, GSL and NCES voluntarily non-suited the Petition on January 2, 2024, resolving this matter.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of March 31, 2024 range between 1.5% and 7.1%. A summary of the changes to the aggregate environmental remediation liabilities for the three months ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$5,889	$6,335
Accretion expense	24	26
Obligations settled (1)	(32)	(18)
Ending balance	5,881	6,343
Less: current portion	1,631	1,131
Long-term portion	$4,250	$5,212
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
8.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the fiscal year ended December 31, 2016, we adopted the 2016 Incentive Plan (“2016 Plan”). Under the 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (i) 2,250 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events), plus (ii) such additional number of shares of Class A common stock (up to 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2024, there were 456 Class A common stock equivalents available for future grant under the 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	129	$66.03
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, March 31, 2024	129	$66.03	7.2	$4,231
Exercisable, March 31, 2024	49	$40.60	4.9	$2,828
Stock-based compensation expense related to stock options was $151 during the three months ended March 31, 2024, as compared to $123 during the three months ended March 31, 2023. As of March 31, 2024, we had $1,957 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 3.6 years.
During the three months ended March 31, 2024, the aggregate intrinsic value of stock options exercised was zero dollars.
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
Typically, restricted stock awards granted to non-employee directors vest incrementally over a three-year period beginning on the first anniversary of the date of grant. Restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. Restricted stock units granted to employees vest incrementally over an identified service period, typically three years, beginning on the grant date based on continued employment. Performance stock units granted to employees, including market-based performance stock units, vest at a future date following the grant date and are based on the attainment of performance targets and market achievements, as applicable.
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	181	$84.82
Granted	93	$99.70
Class A Common Stock Vested	(34)	$76.16
Forfeited	(1)	$77.94
Outstanding, March 31, 2024	239	$91.82	2.4	$23,649
Unvested, March 31, 2024	414	$93.99	2.2	$40,908
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 175 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $1,875 during the three months ended March 31, 2024, as compared to $1,762 during the three months ended March 31, 2023.
During the three months ended March 31, 2024, the total fair value of other stock awards vested was $3,165.
As of March 31, 2024, total unrecognized stock-based compensation expense related to outstanding restricted stock awards was $3, which will be recognized over a weighted average period of 0.2 years. As of March 31, 2024, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $8,417, which will be recognized over a weighted average period of 2.6 years. As of March 31, 2024, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $8,626, which will be recognized over a weighted average period of 2.2 years.

The weighted average fair value of market-based performance stock units granted during the three months ended March 31, 2024 was $105.35 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.31% and an expected volatility of 25.3% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $109 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2024, as compared to $90 during the three months ended March 31, 2023.
Accumulated Other Comprehensive Income (Loss), Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax follows:

Interest Rate Swaps
Balance, December 31, 2023	$(1,080)
Other comprehensive income before reclassifications	10,753
Income reclassified from accumulated other comprehensive income (loss) into interest expense	(2,330)
Income tax provision related to items of other comprehensive income	(2,308)
Other comprehensive income, net of tax	6,115
Balance, March 31, 2024	$5,035

A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax into earnings follows:

	Three Months Ended March 31,
	2024	2023
Accumulated Other Comprehensive Income (Loss), Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(2,330)	$(1,106)	Interest expense
	2,330	1,106	(Loss) income before income taxes
	642	303	(Benefit) provision for income taxes
	$1,688	$803	Net (loss) income

9.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(4,117)	$3,548
Denominators:
Number of shares outstanding, end of period:
Class A common stock	57,120	50,898
Class B common stock	988	988
Unvested restricted stock	—	(1)
Effect of weighted average shares outstanding	(78)	(115)
Basic weighted average common shares outstanding	58,030	51,770
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	—	99
Diluted weighted average common shares outstanding	58,030	51,869
Anti-dilutive potentially issuable shares	379	126
10.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three months ended March 31, 2024, and 2023, we recorded charges of $5,010 and $2,863, respectively, comprised primarily of legal, consulting and other similar costs associated with the due diligence, acquisition and integration of acquired businesses, including expenses related to the development of our Mid-Atlantic region, in the three months ended March 31, 2024.
11.    RELATED PARTY TRANSACTIONS
Leases
In the fiscal year ended April 30, 1994, we entered into two leases for facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. In the three months ended March 31, 2024, we extended one of these leases through February 2039. The terms of the lease agreement require a monthly payment of approximately $17, subject to a fixed annual escalation.
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

Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash and cash equivalents, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and debt. The carrying values of cash and cash equivalents, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon Term SOFR yield curves that are observable at commonly quoted intervals for the full term of the swaps. We recognize all derivatives accounted for on the balance sheet at fair value.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,281	$—	$—
Interest rate swaps	—	12,457	—
	$2,281	$12,457	$—

Liabilities:
Interest rate swaps	$—	$5,433	$—

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,203	$—	$—
Interest rate swaps	—	10,364	—
	$2,203	$10,364	$—
Liabilities:
Interest rate swaps	$—	$11,762	$—
Fair Value of Debt
As of March 31, 2024, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds 2013, Vermont Bonds 2022A-1, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020, New York Bonds 2020R-2 and New Hampshire Bonds (collectively, the “Industrial Revenue Bonds”) was approximately $228,571 and the carrying value was $232,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of March 31, 2024, the carrying values of our Term Loan Facility and 2023 Term Loan Facility were $349,125 and $413,875, respectively, and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and non-processing services, which we refer to as our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Corporate Entities results reflect those costs not allocated to our reportable operating segments.
Three Months Ended March 31, 2024

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$94,004	$22,488	$13,468	$3,622	$429,198
Western	130,329	46,436	24,475	8,784	990,745
Mid-Atlantic	41,604	213	10,324	(4,799)	541,979
Resource Solutions	75,071	3,123	4,794	1,393	249,930
Corporate Entities	—	—	976	(2,165)	265,402
Eliminations	—	(72,260)	—	—	—
	$341,008	$—	$54,037	$6,835	$2,477,254

Three Months Ended March 31, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$83,909	$19,369	$11,903	$2,139	$364,872
Western	111,034	36,559	17,665	12,426	744,084
Mid-Atlantic (1)	—	—	—	—	—
Resource Solutions	67,652	3,487	3,076	(1,943)	195,028
Corporate Entities	—	—	791	(2,357)	115,906
Eliminations	—	(59,415)	—	—	—
	$262,595	$—	$33,435	$10,265	$1,419,890
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2024	2023
Collection	$211,360	$139,977
Disposal	50,139	51,466
Landfill gas-to-energy	2,509	1,924
Processing	1,929	1,576
Solid waste operations	265,937	194,943
Processing	29,762	22,806
National Accounts	45,309	44,846
Resource Solutions operations	75,071	67,652
Total revenues	$341,008	$262,595

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. “Financial Statements”. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“fiscal year 2023”) filed with the Securities and Exchange Commission on February 16, 2024 (“2023 Form 10-K”).
This Quarterly Report on Form 10-Q and, in particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A. “Risk Factors” in our 2023 Form 10-K and those included under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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
As of April 15, 2024, we owned and/or operated 63 solid waste collection operations, 69 transfer stations, 28 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource renewal operations through the Resource Solutions operating segment, which includes processing services and non-processing services, which we refer to as our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended March 31,				$ Change
	2024		2023
Collection	$211.4	62.0%	$140.0	53.3%	$71.4
Disposal	50.1	14.7%	51.5	19.6%	(1.4)
Landfill gas-to-energy	2.5	0.7%	1.9	0.7%	0.6
Processing	1.9	0.6%	1.5	0.6%	0.4
Solid waste operations	265.9	78.0%	194.9	74.2%	71.0
Processing	29.8	8.7%	22.9	8.7%	6.9
National Accounts	45.3	13.3%	44.8	17.1%	0.5
Resource Solutions operations	75.1	22.0%	67.7	25.8%	7.4
Total revenues	$341.0	100.0%	$262.6	100.0%	$78.4
Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2024 vs. 2023
	Amount	% Growth
Price	$10.8	5.5%
Volume	(5.4)	(2.8)%
Surcharges and other fees	(1.2)	(0.6)%
Commodity price and volume	0.8	0.4%
Acquisitions	66.0	33.9%
Solid waste revenues	$71.0	36.4%

The most significant items impacting the change in our solid waste revenues during the three months ended March 31, 2024 as compared to the prior year period are summarized below:
•Price increased solid waste revenues due to (i) $8.7 million, or 6.2% as a percentage of collection operations, from favorable collection pricing and (ii) $2.1 million, or 4.0% as a percentage of disposal operations, from favorable disposal pricing driven by our landfills and transfer stations.
•Volume decreased solid waste revenues due to (i) $(3.7) million, or (7.5)% as a percentage of disposal operations, from lower disposal volumes, primarily lower landfill volumes and to a lesser extent transportation volumes, partially offset by higher transfer station volumes, and (ii) $(1.7) million, or (1.2)% as a percentage of collection operations, from lower collection volumes.
•Acquisitions increased solid waste revenues due to the rollover impact of the seven acquisitions we completed in fiscal year 2023, including the acquisition of solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware, which are the basis of our newly formed regional operating segment, the Mid-Atlantic region (the “GFL Acquisition”), and the acquisition of collection, transfer and recycling operations in the greater Albany, New York Area (dba Twin Bridges).
•Surcharges and other fees decreased solid waste revenues primarily due to (i) lower energy and environmental fees (“E&E Fee(s)”) revenues associated with our fuel cost recovery program as a result of lower diesel fuel prices and (ii) lower sustainability recycling adjustment fees (“SRA Fee(s)”) revenues as a result of higher recycled commodity prices; partially offset by new fees related to legacy fuel and environmental cost recovery programs associated with the GFL Acquisition. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our E&E Fees and SRA Fees.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period change in Resource Solutions revenues.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2024		2023
Cost of operations	$230.8	67.7%	$180.2	68.6%	$50.6
General and administration	$44.3	13.0%	$35.7	13.6%	$8.6
Depreciation and amortization	$54.0	15.8%	$33.4	12.7%	$20.6
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2024		2023
Direct costs	$77.3	22.7%	$66.1	25.2%	$11.2
Direct labor costs	52.9	15.5%	36.7	14.0%	16.2
Direct operational costs	26.7	7.8%	22.9	8.7%	3.8
Fuel costs	13.8	4.0%	10.9	4.2%	2.9
Maintenance and repair costs	30.9	9.1%	22.8	8.6%	8.1
Other operational costs	29.2	8.6%	20.8	7.9%	8.4
	$230.8	67.7%	$180.2	68.6%	$50.6
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the change in our cost of operations during the three months ended March 31, 2024 as compared to the prior year period are summarized below:
•Direct costs increased in aggregate dollars due primarily to (i) acquisitions and (ii) higher third-party disposal rates reflecting cost inflation; partially offset in dollars, and more than offset as a percentage of revenues, by lower hauling and transportation costs on lower volumes associated with our National Accounts business, which operates with direct costs representing a higher percentage of related revenues.
•Direct labor costs increased due primarily to (i) acquisitions and (ii) higher wages and benefit costs reflecting cost inflation; partially offset by improved routing efficiencies.
•Direct operational costs increased in aggregate dollars due primarily to (i) acquisitions, (ii) higher leachate disposal costs, (iii) higher short term rental expense driven by delays in the delivery of fleet vehicles as well as new municipal contracts, and (v) general cost inflation.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset in dollars, and more than offset as a percentage of revenues, by lower diesel fuel prices along with reduced fuel consumption in our base business related to lower solid waste volumes and improved routing efficiencies. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased due to (i) acquisitions, (ii) higher personnel and parts costs reflecting cost inflation, and (iii) higher vehicle maintenance costs driven by delays in the delivery of fleet replacements.
•Other operational costs increased due to (i) acquisitions, (ii) higher spend associated with supporting acquisition-related growth, and (iii) general cost inflation.

General and Administration
General and administration expense includes: (i) labor costs, which consist of salaries, wages, incentive compensation and related benefit costs such as health and welfare benefits and workers compensation costs related to management, clerical and administrative functions; (ii) professional service fees; (iii) provision for expected credit losses; and (iv) other overhead costs including those associated with marketing, sales and community relations efforts.
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2024		2023
Labor costs	$29.6	8.7%	$23.3	8.9%	$6.3
Professional fees	2.9	0.8%	2.4	0.9%	0.5
Provision for expected credit losses	0.3	0.1%	1.0	0.4%	(0.7)
Other	11.5	3.4%	9.0	3.4%	2.5
	$44.3	13.0%	$35.7	13.6%	$8.6
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administrative expense increased in the three months ended March 31, 2024 as compared to the prior year period, primarily due to (i) acquisition activity, including increased labor costs, professional fees and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, incentive compensation and benefit costs, and (iii) general cost inflation.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended March 31,				$ Change
	2024		2023
Depreciation expense	$31.8	9.3%	$20.5	7.8%	$11.3
Landfill amortization expense	9.6	2.8%	8.9	3.4%	0.7
Other amortization expense	12.6	3.7%	4.0	1.5%	8.6
	$54.0	15.8%	$33.4	12.7%	$20.6
Depreciation and amortization expense increased in the three months ended March 31, 2024 as compared to the prior year period, primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions from the prior year periods, more than offsetting lower landfill volumes.
Expense from Acquisition Activities
In the three months ended March 31, 2024, and 2023, we recorded charges of $5.0 million and $2.9 million, respectively, comprised primarily of legal, consulting, rebranding and other similar costs associated with the due diligence, acquisition and integration of acquired businesses, including expenses related to the development of our Mid-Atlantic region, in the three months ended March 31, 2024.

Other Expenses
Interest Expense, net
Our interest expense, net increased $6.8 million as compared to the prior year period due primarily to: (i) entering into a $430.0 million aggregate principal amount term loan A facility (“2023 Term Loan Facility”) to fund the GFL Acquisition in June 2023, (ii) rising interest rates, and (iii) the issuance of $35.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 in August 2023; partially offset by higher interest income associated with the timing of financing activities resulting in a higher average cash balance and rising interest rates.
(Benefit) Provision for Income Taxes
Our provision for income taxes decreased $2.6 million in the three months ended March 31, 2024 from the prior year period. The benefit of $(1.8) million for the three months ended March 31, 2024 included $0.6 million of current income taxes and $(2.4) million of deferred income tax benefit. For the three months ended March 31, 2023, the provision of $0.8 million included $0.5 million of current income taxes and $0.3 million of deferred income taxes. The 30.0% effective rate for the three months ended March 31, 2024 was computed based on the statutory rate of 21% adjusted primarily for state taxes, nondeductible officer compensation, an increase in the effective state rate due to tax losses in certain states requiring a valuation allowance, and partially offset by tax deductible equity compensation in excess of book expense. This effective rate exceeded the 18.2% effective rate for the three months ended March 31, 2023 primarily due to the current period rate having lower tax deductible equity compensation in excess of book expense and an increase in the effective state rate for tax losses in certain states requiring valuation losses.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $7.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2024 and future years. Federal net operating losses generated after 2017, totaling $125.7 million carried forward to 2024, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
In addition, the TCJ Act added limitations on the deductibility of interest expense and potentially could limit the deductibility of some of our interest expense. Any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2024	2023
Eastern	$94.0	$83.9	$10.1
Western	130.3	111.0	19.3
Mid-Atlantic (1)	41.6	—	41.6
Resource Solutions	75.1	67.7	7.4
Total revenues	$341.0	$262.6	$78.4
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2024	2023
Eastern	$3.6	$2.1	$1.5
Western	8.8	12.5	(3.7)
Mid-Atlantic (1)	(4.8)	—	(4.8)
Resource Solutions	1.4	(1.9)	3.3
Corporate Entities	(2.2)	(2.4)	0.2
Operating income	$6.8	$10.3	$(3.5)
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2024 vs. 2023
	Amount	% Growth
Price	$4.8	5.7%
Volume	0.5	0.6%
Surcharges and other fees	(2.1)	(2.6)%
Commodity price and volume	0.2	0.3%
Acquisitions	6.7	8.0%
Solid waste revenues	$10.1	12.0%

Solid waste revenues increased in the three months ended March 31, 2024 as compared to the prior year period, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $4.1 million, or 6.8% as a percentage of collection operations, (iii) favorable disposal pricing of $0.7 million, or 3.1% as a percentage of disposal operations, and (iv) higher disposal volume of $0.9 million, or 4.3% as a percentage of disposal operations; partially offset by (a) lower surcharges and fees, as well as (b) lower collection volume of $(0.6) million, or (0.9)% as a percentage of collection operations.
Operating income increased in the three months ended March 31, 2024 by $1.5 million as compared to the prior year period. The period-over-period increase was driven by revenue growth, described above, as well as intercompany revenues, and lower costs due to improved routing efficiencies; partially offset by (i) higher costs associated with operating and supporting acquired businesses, (ii) increased depreciation expense due to investment in property and equipment, (iii) general cost inflation, including for disposal, labor, and maintenance costs, as well as (iv) higher leachate disposal costs.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2024 vs. 2023
	Amount	% Growth
Price	$6.0	5.4%
Volume	(5.9)	(5.3)%
Surcharges and other fees	(1.8)	(1.7)%
Commodity price and volume	0.5	0.5%
Acquisitions	20.5	18.5%
Solid waste revenues	$19.3	17.4%

Solid waste revenues increased in the three months ended March 31, 2024 as compared to the prior year period, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $4.6 million, or 5.8% as a percentage of collection operations, (iii) favorable disposal pricing of $1.4 million, or 4.7% as a percentage of disposal operations; partially offset by (a) lower surcharges and fees, (b) lower disposal volume of $(4.8) million, or (15.9)% as a percentage of disposal operations, driven by lower landfill C&D and special waste volumes, and (c) lower collection volume of $(1.1) million, or (1.4)% as a percentage of collection operations, due to customer churn.
Operating income declined in the three months ended March 31, 2024 by $(3.7) million as compared to the prior year period. The period-over-period decline was due to (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) increased depreciation expense due to investment in property and equipment, (iii) general cost inflation, including for disposal, labor, and maintenance costs, (iv) delays in the delivery of fleet vehicles resulting in higher short term rental and vehicle maintenance costs, (v) higher leachate disposal costs, and (vi) a gain on resolution of acquisition-related contingent consideration that was recorded in the three months ended March 31, 2023 associated with the reversal of a contingency for a transfer station permit expansion that is no longer deemed viable; partially offset by (a) revenue growth, described above, (b) intercompany revenues, (c) lower expense from acquisition activities, and (d) improved routing efficiencies. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Mid-Atlantic Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

Period-to-Period Change for the Three Months Ended March 31, 2024 vs. 2023
Amount
Surcharges and other fees	$2.8
Acquisitions	38.8
Solid waste revenues	$41.6
Collection and transfer station operations for our Mid-Atlantic region operating segment commenced on July 1, 2023 following the GFL Acquisition. The operating loss of $(4.8) million was impacted by $3.0 million of expense from acquisition activities, comprised of legal, consulting and integration costs related to the GFL Acquisition, as well as the impact of accelerated amortization schedules of certain acquired intangibles. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2024 vs. 2023
	Amount	% Growth
Price	$6.2	9.2%
Volume	(1.4)	(2.0)%
Surcharges and other fees	(0.4)	(0.6)%
Acquisitions	3.0	4.4%
Resource Solutions revenues	$7.4	11.0%

Resource Solutions revenues increased in the three months ended March 31, 2024 as compared to the prior year period, primarily driven by (i) higher recycled commodity pricing on processing revenues of $4.8 million, or 21.2% as a percentage of processing operations, (ii) National Accounts business pricing growth of $2.7 million, or 6.0% as a percentage of National Accounts operations, (iii) the contribution from acquisitions, and (iv) higher processing volumes of $0.4 million, or 2.0% as a percentage of processing operations; partially offset by (a) lower National Accounts business volumes of $(1.8) million, or (4.0)% as a percentage of National Accounts operations, (b) lower tipping fees and other processing pricing of $(1.3) million, or (5.8)% as a percentage of processing operations, and (c) lower surcharges and other fees associated with our National Accounts business.

Operating income increased in the three months ended March 31, 2024 by $3.3 million as compared to the prior year period, primarily driven by (i) revenue growth, described above, (ii) intercompany revenues, and (iii) lower direct costs associated with our National Accounts business due to lower base business volumes; partially offset by (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) increased depreciation expense due to investment in property and equipment, and (iii) general cost inflation, including for disposal, labor, and maintenance costs.
Corporate Entities
Corporate Entities operating loss reflects those costs not allocated to our reportable operating segments, which consists of depreciation and amortization expense and certain expense from acquisition activities. Operating deficit decreased $0.2 million in the three months ended March 31, 2024 as compared to the prior year period, driven by a decline in unallocated expense from acquisition activities. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of March 31, 2024, we had $272.3 million of undrawn capacity under our $300.0 million revolving credit facility (“Revolving Credit Facility”) and $189.5 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	March 31, 2024	December 31, 2023	$ Change
Cash and cash equivalents	$189.5	$220.9	$(31.4)
Current assets, excluding cash and cash equivalents	$195.9	$205.4	$(9.5)
Restricted assets	$2.3	$2.2	$0.1
Total current liabilities:
Current liabilities, excluding current maturities of debt	$180.7	$243.1	$(62.4)
Current maturities of debt	63.4	35.8	27.6
Total current liabilities	$244.1	$278.9	$(34.8)
Debt, less current portion, excluding unamortized debt issuance costs	$991.2	$1,018.8	$(27.6)
Current assets, excluding cash and cash equivalents, decreased $(9.5) million and current liabilities, excluding current maturities of debt, decreased $(62.4) in the three months ended March 31, 2024, resulting in a $52.9 million increase in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash, minus current liabilities, excluding current maturities of debt), from $(37.7) million as of December 31, 2023 to $15.2 million as of March 31, 2024. We strive to maintain a negative working capital cycle driven by shorter days sales outstanding as compared to days payable outstanding in an effort to collect money at a faster rate than paying bills to facilitate business growth.

Summary of Cash Flow Activity
Cash and cash equivalents decreased $(31.4) million in the three months ended March 31, 2024. A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2024	2023
Net cash provided by operating activities	$7.7	$16.1	$(8.4)
Net cash used in investing activities	$(30.1)	$(17.7)	$(12.4)
Net cash used in financing activities	$(9.1)	$(9.3)	$0.2
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(4.1)	$3.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	54.0	33.4
Interest accretion on landfill and environmental remediation liabilities	2.9	2.5
Amortization of debt issuance costs	0.7	0.5
Stock-based compensation	2.1	2.0
Operating lease right-of-use assets expense	4.1	3.3
Disposition of assets, other items and charges, net	0.3	1.3
Deferred income taxes	(2.4)	0.1
	57.6	46.6
Changes in assets and liabilities, net	(49.9)	(30.5)
Net cash provided by operating activities	$7.7	$16.1

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities decreased $(8.4) million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was the result of higher interest expense and an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, partially offset by stronger operational performance. For discussion of our operational performance in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, see “Results of Operations” included in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2024	2023
Acquisitions, net of cash acquired	$(0.3)	$(0.3)
Additions to property and equipment	(30.3)	(17.9)
Proceeds from sale of property and equipment	0.5	0.5
Net cash used in investing activities	$(30.1)	$(17.7)

A summary of the most significant items affecting the change in our investing cash flows follows:
Capital expenditures. Capital expenditures were $12.4 million higher in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to higher capital spend driven by (i) acquisition activity; (ii) spend related to the retrofitting of our Willimantic, Connecticut materials recovery facility; (iii) landfill development, including the development of rail side infrastructure at our Subtitle D landfill located in Mount Jewett, Pennsylvania; and (iv) the timing of spend for vehicles, machinery, equipment and containers.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2024	2023
Proceeds from long-term borrowings	$0.9	$—
Principal payments on debt	(10.0)	(9.0)
Payments of debt issuance costs	—	(0.3)
Net cash used in financing activities	$(9.1)	$(9.3)

Outstanding Long-Term Debt
Credit Facility
As of March 31, 2024, we are party to the amended and restated credit agreement, dated as of December 22, 2021, as amended by the first and second amendment, dated as of February 9, 20023, and the third amendment, dated as of April 25, 2023, (collectively, the “Amended and Restated Credit Agreement”), which provides for a $350.0 million aggregate principal amount term loan A facility (“Term Loan Facility”), a $300.0 million Revolving Credit Facility, with a $75.0 million sublimit for letters of credit, and a $430.0 million 2023 Term Loan Facility (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Term Loan Facility and 2023 Term Loan Facility require scheduled quarterly principal payments in amounts equal to up to 0.650% per quarter of the original aggregate principal amount in the case of the Term Loan Facility and 1.25% per quarter of the original aggregate principal amount in the case of the 2023 Term Loan Facility, respectively, with the balances due at maturity. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”), including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2024, further advances were available under the Revolving Credit Facility in the amount of $272.3 million. The available amount is net of outstanding irrevocable letters of credit totaling $27.7 million, and as of March 31, 2024 no amount had been drawn.
The Amended and Restated Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2024, we were in compliance with all financial covenants contained in the Amended and Restated Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended March 31, 2024	Covenant Requirements at March 31, 2024
Maximum consolidated net leverage ratio (1)	2.72	4.75
Minimum interest coverage ratio	6.49	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $954.6 million as of March 31, 2024, or $1,054.6 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of March 31, 2024. Consolidated funded debt, net and consolidated EBITDA as defined by the Amended and Restated Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2024
Net cash provided by operating activities	$224.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	38.9
Stock based compensation	(9.2)
Loss from termination of bridge financing	(8.2)
Operating lease right-of-use assets expense	(6.9)
Landfill capping charge - veneer failure	(3.0)
Disposition of assets, other items and charges, net	0.3
Interest expense, less amortization of debt issuance costs	53.3
Provision for income taxes, net of deferred income taxes	4.2
Adjustments as allowed by the Amended and Restated Credit Agreement (1)	57.0
Consolidated EBITDA	$351.1
(1)Adjustments as allowed by the Amended and Restated Credit Agreement includes the estimated annual pro-forma impact of acquisitions on consolidated EBITDA.
In addition to these financial covenants, the Amended and Restated Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2024, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of March 31, 2024, we had outstanding $232.0 million aggregate principal amount of tax exempt bonds; $59.5 million aggregate principal amount of finance leases; and $0.1 million aggregate principal amount of notes payable. See Note 6, Debt to our consolidated financial statements included in Part I. Item. 1 of this Quarterly Report on Form 10-Q for further disclosure regarding debt.

Inflation
Inflationary increases in costs, including current cost inflation associated primarily with labor, certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While inflation negatively impacted operating results and margins during the three months ended March 31, 2024 and 2023, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our fuel cost recovery programs. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
Our processing line-of-business in the Resource Solutions operating segment typically experiences increased volumes of fibers from November through mid-January due to increased retail activity during the holiday season.
Critical Accounting Estimates and Assumptions
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our critical accounting estimates are more fully discussed in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
New Accounting Pronouncements
For a description of the new accounting standards that may affect us, see Note 2, Accounting Changes to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the normal course of business we are exposed to market risks, including changes in diesel fuel prices, interest rates and certain commodity prices. We have a variety of strategies to mitigate these market risks, including those discussed below.

Fuel Price Risk
The price and supply of fuel are unpredictable and fluctuate based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Fuel is needed to run our fleet of trucks, equipment and other aspects of our operations, and price escalations for fuel increase our operating expenses. We have fuel cost recovery programs, primarily the energy component of our energy and environmental fee (“E&E Fee(s)”), which is designed to offset some or all of the impact of diesel fuel price increases above a periodically reset floor and contemplates a minimum customer participation level to cover changes in our fuel costs. The energy component of the E&E Fee floats on a monthly basis based upon changes in a published diesel fuel price index and is tied to a price escalation index with a look-back provision, which results in a timing lag in our ability to match the changes in the fuel cost component of the fee to diesel fuel price fluctuations during periods of rapid price changes. In certain circumstances, a substantial rise or drop in fuel costs could materially affect our revenue and costs of operations. However, a substantial rise or drop in fuel costs should not have a material impact on our results of operations. In addition, we are susceptible to increases in fuel surcharges from our vendors.
The impact of fuel price risk as of March 31, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of March 31, 2024, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of March 31, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The impact of interest rate risk as of March 31, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1.    LEGAL PROCEEDINGS
General Legal Proceedings
The information required by this Item is provided in Note 7, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the updated risk factor set forth below, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
The increasing focus on PFAS and other emerging contaminants may lead to increased compliance and remediation costs and litigation risks, which could adversely impact our financial condition and results of operations.
The regulatory environment for per - and polyfluoroalkyl substances (commonly refered to as “ PFAS”) is rapidly evolving, with increasing demands for enhanced environmental monitoring programs and advanced treatment technologies to mitigate PFAS contamination. Risks to the Company related to PFAS include regulatory risks, including the recent designation by the United States Environmental Protection Agency (“EPA”) of PFAS as hazardous substances, which could create Superfund liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended for all downstream recipients of PFAS, including passive receivers such as our landfills and transporters of biosolids, the establishment of federal and state drinking water standards and surface water criteria which set low thresholds for impacts to drinking water and surface water, the risk that states in which we operate will require stringent monitoring of PFAS at our landfills, the risk of material increases in landfill leachate treatment costs due to mandatory pre-treatment or otherwise, the risk that existing remedial sites will become more complex and that closed landfills will be under enhanced regulatory scrutiny, the risk that biosolids management will be impacted by restrictions on end uses and the risk that that pre-existing land application sites will be determined to contain PFAS. Any such liability is likely to be uninsurable, with no coverage likely under our pollution or product liability policies.
ITEM 5.    OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

ITEM 6.    EXHIBITS

Exhibit No.	Description

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: April 26, 2024	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: April 26, 2024	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)