Form 10-Q
period 2024-06-30
CASELLA WASTE SYSTEMS INC
filed 2024-08-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2024:

Class A common stock, $0.01 par value per share:	57,145,697
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208,502	$220,912
Accounts receivable, net of allowance for credit losses of $6,333 and $4,066, respectively	161,247	157,324
Refundable income taxes	6,397	3,089
Prepaid expenses	21,282	17,223
Inventory	18,913	17,859
Other current assets	9,463	9,918
Total current assets	425,804	426,325
Property and equipment, net of accumulated depreciation and amortization of $1,226,518 and $1,167,541, respectively	987,390	980,553
Operating lease right-of-use assets	98,148	100,844
Goodwill	737,253	735,670
Intangible assets, net	216,961	241,429
Restricted cash and assets	3,251	2,203
Cost method investments	10,967	10,967
Deferred income taxes	8,413	11,224
Other non-current assets	23,678	26,255
Total assets	$2,511,865	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$65,335	$35,781
Current operating lease liabilities	8,854	9,039
Accounts payable	94,205	116,794
Accrued payroll and related expenses	16,585	22,657
Accrued interest	3,219	3,886
Contract liabilities	30,662	31,472
Current accrued final capping, closure and post-closure costs	9,280	10,773
Other accrued liabilities	41,548	48,456
Total current liabilities	269,688	278,858
Debt, less current portion	976,620	1,007,662
Operating lease liabilities, less current portion	65,710	66,074
Accrued final capping, closure and post-closure costs, less current portion	131,488	123,131
Deferred income taxes	1,189	627
Other long-term liabilities	29,656	37,327
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 57,145,000 and 57,007,000 shares issued and outstanding, respectively	571	570
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,174,744	1,168,812
Accumulated deficit	(143,632)	(146,521)
Accumulated other comprehensive income (loss), net of tax	5,821	(1,080)
Total stockholders' equity	1,037,514	1,021,791
Total liabilities and stockholders' equity	$2,511,865	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$377,163	$289,645	$718,170	$552,241
Operating expenses:
Cost of operations	243,787	186,319	474,578	366,563
General and administration	47,184	35,865	91,517	71,544
Depreciation and amortization	55,338	34,924	109,375	68,359
Expense from acquisition activities	7,836	3,677	12,847	6,540
Legal settlement	—	6,150	—	6,150
Southbridge Landfill closure charge	—	96	—	206
	354,145	267,031	688,317	519,362
Operating income	23,018	22,614	29,853	32,879
Other expense (income):
Interest income	(2,625)	(1,611)	(5,437)	(2,295)
Interest expense	15,322	9,001	31,204	15,959
Loss from termination of bridge financing	—	8,198	—	8,198
Other income	(477)	(452)	(828)	(800)
Other expense, net	12,220	15,136	24,939	21,062
Income before income taxes	10,798	7,478	4,914	11,817
Provision for income taxes	3,792	1,988	2,025	2,779
Net income	$7,006	$5,490	$2,889	$9,038
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,109	52,885	58,070	52,331
Basic earnings per common share	$0.12	$0.10	$0.05	$0.17
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,199	52,980	58,161	52,427
Diluted earnings per common share	$0.12	$0.10	$0.05	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$7,006	$5,490	$2,889	$9,038
Other comprehensive income, before tax:
Hedging activity:
Interest rate swap settlements	2,303	1,290	4,618	2,345
Interest rate swap income reclassified into interest expense	(2,280)	(1,270)	(4,611)	(2,376)
Unrealized gain resulting from changes in fair value of derivative instruments	1,068	2,508	9,507	117
Other comprehensive income, before tax	1,091	2,528	9,514	86
Income tax provision related to items of other comprehensive income	305	693	2,613	20
Other comprehensive income, net of tax	786	1,835	6,901	66
Comprehensive income	$7,792	$7,325	$9,790	$9,104
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)
Issuances of Class A common stock	—	113	1	—	—	(1)	—	—
Stock-based compensation	2,135	—	—	—	—	2,135	—	—
Comprehensive income:
Net loss	(4,117)	—	—	—	—	—	(4,117)	—
Other comprehensive income:
Hedging activity	6,115	—	—	—	—	—	—	6,115
Balance, March 31, 2024	1,025,924	57,120	571	988	10	1,170,946	(150,638)	5,035
Issuances of Class A common stock	1,124	25	—	—	—	1,124	—	—
Stock-based compensation	2,674	—	—	—	—	2,674	—	—
Comprehensive income:
Net income	7,006	—	—	—	—	—	7,006	—
Other comprehensive income:
Hedging activity	786	—	—	—	—	—	—	786
Balance, June 30, 2024	$1,037,514	57,145	$571	988	$10	$1,174,744	$(143,632)	$5,821

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2022	$497,900	50,704	$507	988	$10	$661,761	$(171,920)	$7,542
Issuances of Class A common stock	—	194	2	—	—	(2)	—	—
Stock-based compensation	1,976	—	—	—	—	1,976	—	—
Comprehensive income:
Net income	3,548	—	—	—	—	—	3,548	—
Other comprehensive loss:
Hedging activity	(1,769)	—	—	—	—	—	—	(1,769)
Balance, March 31, 2023	501,655	50,898	509	988	10	663,735	(168,372)	5,773
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,238	6,053	61	—	—	496,177	—	—
Issuances of Class A common stock	799	23	—	—	—	799	—	—
Stock-based compensation	2,366	—	—	—	—	2,366	—	—
Comprehensive income:
Net income	5,490	—	—	—	—	—	5,490	—
Other comprehensive income:
Hedging activity	1,835	—	—	—	—	—	—	1,835
Balance, June 30, 2023	$1,008,383	56,974	$570	988	$10	$1,163,077	$(162,882)	$7,608

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,889	$9,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,375	68,359
Interest accretion on landfill and environmental remediation liabilities	5,862	5,001
Amortization of debt issuance costs	1,482	1,505
Stock-based compensation	4,809	4,341
Operating lease right-of-use assets expense	8,489	6,872
Disposition of assets, other items and charges, net	3,209	(300)
Loss from termination of bridge financing	—	8,198
Deferred income taxes	156	1,952
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(7,009)	(3,958)
Landfill operating lease contract expenditures	(1,308)	(1,318)
Accounts payable	(22,289)	8,898
Prepaid expenses, inventories and other assets	(6,580)	(5,845)
Accrued expenses, contract liabilities and other liabilities	(19,304)	(19,547)
Net cash provided by operating activities	79,781	83,196
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	1,296	(547,587)
Additions to intangible assets	(199)	—
Additions to property and equipment	(74,900)	(50,415)
Proceeds from sale of property and equipment	827	776
Net cash used in investing activities	(72,976)	(597,226)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	1,750	430,000
Principal payments on debt	(20,020)	(10,625)
Payments of debt issuance costs	—	(7,185)
Proceeds from the public offering of Class A common stock	—	496,403
Net cash (used in) provided by financing activities	(18,270)	908,593
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,465)	394,563
Cash, cash equivalents and restricted cash, beginning of period	220,912	71,152
Cash, cash equivalents and restricted cash, end of period	$209,447	$465,715
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$30,389	$14,196
Cash income tax payments	$5,098	$7,913
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Non-current assets obtained through long-term financing obligations	$15,300	$4,715
Right-of-use assets obtained in exchange for operating lease obligations	$3,154	$17,756
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
We provide integrated solid waste services in ten states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, New Jersey, Delaware and Maryland, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2024 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2023 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2024 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since June 30, 2024 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

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
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$76,071	$105,936	$41,952	$—	$223,959
Landfill	7,583	17,199	—	—	24,782
Transfer station	18,634	16,250	460	—	35,344
Transportation	1,433	3,564	—	—	4,997
Landfill gas-to-energy	539	1,444	—	—	1,983
Processing	2,231	649	—	33,275	36,155
National Accounts	—	—	—	49,943	49,943
Total revenues	$106,491	$145,042	$42,412	$83,218	$377,163

Transferred at a point-in-time	$117	$677	$—	$15,163	$15,957
Transferred over time	106,374	144,365	42,412	68,055	361,206
Total revenues	$106,491	$145,042	$42,412	$83,218	$377,163

Three Months Ended June 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$64,749	$85,099	$—	$—	$149,848
Landfill	7,220	18,921	—	—	26,141
Transfer station	17,698	14,728	—	—	32,426
Transportation	1,208	3,854	—	—	5,062
Landfill gas-to-energy	173	1,148	—	—	1,321
Processing	2,275	479	—	25,383	28,137
National Accounts	—	—	—	46,710	46,710
Total revenues	$93,323	$124,229	$—	$72,093	$289,645

Transferred at a point-in-time	$99	$690	$—	$8,135	$8,924
Transferred over time	93,224	123,539	—	63,958	280,721
Total revenues	$93,323	$124,229	$—	$72,093	$289,645

Six Months Ended June 30, 2024

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$146,332	$205,805	$83,181	$—	$435,318
Landfill	14,195	30,137	—	—	44,332
Transfer station	32,762	28,221	834	—	61,817
Transportation	2,709	6,404	—	—	9,113
Landfill gas-to-energy	997	3,496	—	—	4,493
Processing	3,500	1,308	—	63,038	67,846
National Accounts	—	—	—	95,251	95,251
Total revenues	$200,495	$275,371	$84,015	$158,289	$718,170

Transferred at a point-in-time	$239	$1,294	$—	$27,717	$29,250
Transferred over time	200,256	274,077	84,015	130,572	688,920
Total revenues	$200,495	$275,371	$84,015	$158,289	$718,170

Six Months Ended June 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$125,858	$163,967	$—	$—	$289,825
Landfill	13,521	35,380	—	—	48,901
Transfer station	31,680	24,691	—	—	56,371
Transportation	2,390	7,434	—	—	9,824
Landfill gas-to-energy	386	2,859	—	—	3,245
Processing	3,398	931	—	48,189	52,518
National Accounts	—	—	—	91,557	91,557
Total revenues	$177,233	$235,262	$—	$139,746	$552,241

Transferred at a point-in-time	$218	$1,421	$—	$14,572	$16,211
Transferred over time	177,015	233,841	—	125,174	536,030
Total revenues	$177,233	$235,262	$—	$139,746	$552,241
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $8,416 and $15,531 in the three and six months ended June 30, 2024, respectively, and $6,329 and $12,958 in the three and six months ended June 30, 2023, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and six months ended June 30, 2024 or June 30, 2023 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $165,706 and $158,931 as of June 30, 2024 and December 31, 2023, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $30,662 and $31,472 as of June 30, 2024 and December 31, 2023, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2023 and December 31, 2022 was recognized as revenue during the six months ended June 30, 2024 and June 30, 2023, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
Subsequent to June 30, 2024, we completed four acquisitions, three of which are in our Mid-Atlantic region, including Whitetail Disposal, Inc. and LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey.
In the six months ended June 30, 2024, we acquired one business, a tuck-in solid waste collection businesses in our Eastern region. In the six months ended June 30, 2023, we acquired two businesses: the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which included solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware (“GFL Acquisition”); and a solid waste business in our Western region.
The operating results of the business acquired prior to June 30, 2024 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and the purchase price has been allocated to the net assets acquired based on fair values at the date of acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition.
Goodwill acquired is primarily associated with the value of projected discounted cash flows, based on the current and anticipated operating performance of the business, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill are expected to be deductible for tax purposes.

A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Six Months Ended June 30,
	2024	2023
Purchase Price:
Cash used in acquisitions, net of cash acquired	$748	$544,359
Holdbacks	—	1,900
Total consideration	$748	$546,259
Allocated as follows:
Current assets	$—	$15,364
Property, plant and equipment:
Land	—	2,213
Buildings and improvements	—	8,666
Machinery and equipment	282	90,276
Operating lease right-of-use assets	—	11,260
Intangible assets:
Covenants not-to-compete	75	10,550
Customer relationships	38	93,000
Deferred tax liability	—	(5,160)
Current liabilities	(2)	(15,195)
Operating lease liabilities, less current portion	—	(9,887)
Fair value of assets acquired and liabilities assumed	393	201,087
Excess purchase price allocated to goodwill	$355	$345,172
Purchase price allocations are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for the six months ended June 30, 2024 are subject to change. Amounts in the six months ended June 30, 2023 were preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired.
Unaudited pro forma combined operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$377,199	$365,644	$718,315	$706,384
Operating income	$23,028	$26,792	$29,894	$41,353
Net income	$7,012	$7,133	$2,913	$12,391

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,109	52,885	58,070	52,331
Basic earnings per common share	$0.12	$0.13	$0.05	$0.24
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,199	52,980	58,161	52,427
Diluted earnings per common share	$0.12	$0.13	$0.05	$0.24
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2023 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as the result of the integration and consolidation of the completed acquisitions.

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2023	Acquisitions	Measurement Period Adjustments	June 30, 2024
Eastern	$73,893	$355	$—	$74,248
Western	285,056	—	668	285,724
Mid-Atlantic	332,247	—	372	332,619
Resource Solutions	44,474	—	188	44,662
	$735,670	$355	$1,228	$737,253
Summaries of intangible assets by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, June 30, 2024
Intangible assets	$60,645	$272,807	$13,325	$346,777
Less accumulated amortization	(30,294)	(90,284)	(9,238)	(129,816)
	$30,351	$182,523	$4,087	$216,961

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2023
Intangible assets	$61,573	$272,571	$13,325	$347,469
Less accumulated amortization	(26,645)	(72,227)	(7,168)	(106,040)
	$34,928	$200,344	$6,157	$241,429
Intangible amortization expense was $12,238 and $24,803 during the three and six months ended June 30, 2024, respectively, and $4,226 and $8,296 during the three and six months ended June 30, 2023, respectively.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2023 and thereafter is estimated as follows:

Estimated Future Amortization Expense as of June 30, 2024
For the remainder of the fiscal year ending December 31, 2024	$23,219
Fiscal year ending December 31, 2025	$43,653
Fiscal year ending December 31, 2026	$38,775
Fiscal year ending December 31, 2027	$34,179
Fiscal year ending December 31, 2028	$29,123
Thereafter	$48,012

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$133,904	$113,678
Obligations incurred	3,354	2,615
Accretion expense	5,733	4,809
Obligations settled (1)	(2,223)	(2,386)
Ending balance	$140,768	$118,716
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	June 30, 2024	December 31, 2023
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly with balance due December 2026; bearing interest at 6.779% as of June 30, 2024	$348,250	$350,000
Term loan A facility (“2023 Term Loan Facility”) payable quarterly with balance due December 2026; bearing interest at 7.279% as of June 30, 2024	408,500	419,250
Revolving credit facility (“Revolving Credit Facility”) due December 2026; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.435%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) due January 2025 - fixed rate interest period bearing interest at 5.25% through January 2025	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.4%	62,726	53,066
Notes payable maturing through March 2025; bearing interest up to 8.1%	100	230
Principal amount of debt	1,051,576	1,054,546
Less—unamortized debt issuance costs	9,621	11,103
Debt less unamortized debt issuance costs	1,041,955	1,043,443
Less—current maturities of debt	65,335	35,781
	$976,620	$1,007,662

Loss from Termination of Bridge Financing
In the three and six months ended June 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3,718 and $3,718, respectively, and an unsecured bridge financing agreement in connection with entering into an asset purchase agreement with Consolidated Waste Services, LLC and its affiliates (dba as Twin Bridges) of $4,480 and $4,480, respectively.
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
As of both June 30, 2024 and December 31, 2023, we had $515,000 notional amount of active interest rate derivative agreements outstanding. These agreements mature between February 2026 and June 2028 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps	Other current assets	$7,216	$5,951
Interest rate swaps	Other non-current assets	4,920	4,413
		$12,136	$10,364

Interest rate swaps	Other long-term liabilities	$4,020	$11,762

Interest rate swaps	Accumulated other comprehensive income (loss), net of tax	$8,116	$(1,398)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net of tax	(2,295)	318
		$5,821	$(1,080)
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $27 relating to our outstanding legal proceedings as of June 30, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Cash, Cash Equivalents and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Beginning-of-period and end-of-period cash, cash equivalents and restricted cash presented in the statement of cash flows is reconciled as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$208,502	$220,912
Restricted cash - acquisition (1)	945	—
Cash, cash equivalents and restricted cash	$209,447	$220,912
(1)Restricted cash consists of legally restricted cash held in an escrow account due to the timing of a pending acquisition.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of June 30, 2024 range between 1.5% and 7.1%. A summary of the changes to the aggregate environmental remediation liabilities for the six months ended June 30, 2024 and 2023 follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$5,889	$6,335
Accretion expense	49	51
Obligations settled (1)	(332)	(320)
Ending balance	5,606	6,066
Less: current portion	1,610	1,430
Long-term portion	$3,996	$4,636
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.

9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In the three months ended June 30, 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (the “Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2024, there were 2,197 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	129	$66.03
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, June 30, 2024	129	$66.03	7.0	$4,277
Exercisable, June 30, 2024	49	$40.60	4.7	$2,845
Stock-based compensation expense related to stock options was $151 and $302 during the three and six months ended June 30, 2024, respectively, as compared to $125 and $248 during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had $1,806 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 3.4 years.
During the three and six months ended June 30, 2024, the aggregate intrinsic value of stock options exercised was zero dollars.
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

A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	181	$84.82
Granted	103	$99.38
Class A Common Stock Vested	(43)	$79.38
Forfeited	(2)	$84.34
Outstanding, June 30, 2024	239	$92.08	2.1	$23,725
Unvested, June 30, 2024	414	$94.14	1.9	$41,044
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 175 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,349 and $4,225 during the three and six months ended June 30, 2024, respectively, as compared to $2,132 and $3,894 during the three and six months ended June 30, 2023, respectively.
During the three and six months ended June 30, 2024, the total fair value of other stock awards vested was $932 and $4,097, respectively.
As of June 30, 2024, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $8,193, which will be recognized over a weighted average period of 2.3 years. As of June 30, 2024, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $7,413, which will be recognized over a weighted average period of 2.0 years.
The weighted average fair value of market-based performance stock units granted during the six months ended June 30, 2024 was $105.35 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.31% and an expected volatility of 25.3% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $174 and $283 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2024, respectively, as compared to $109 and $199 during the three and six months ended June 30, 2023, respectively.

Accumulated Other Comprehensive Income (Loss), Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax follows:

Interest Rate Swaps
Balance, December 31, 2023	$(1,080)
Other comprehensive income before reclassifications	14,125
Income reclassified from accumulated other comprehensive income (loss) into interest expense	(4,611)
Income tax provision related to items of other comprehensive income	(2,613)
Other comprehensive income, net of tax	6,901
Balance, June 30, 2024	$5,821

A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accumulated Other Comprehensive Income (Loss), Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(2,280)	$(1,270)	$(4,611)	$(2,376)	Interest expense
	2,280	1,270	4,611	2,376	Income before income taxes
	630	348	1,272	651	Provision for income taxes
	$1,650	$922	$3,339	$1,725	Net income

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
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$7,006	$5,490	$2,889	$9,038
Denominators:
Number of shares outstanding, end of period:
Class A common stock	57,145	56,974	57,145	56,974
Class B common stock	988	988	988	988
Unvested restricted stock	—	(1)	—	(1)
Effect of weighted average shares outstanding (1)	(24)	(5,076)	(63)	(5,630)
Basic weighted average common shares outstanding	58,109	52,885	58,070	52,331
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	90	95	91	96
Diluted weighted average common shares outstanding	58,199	52,980	58,161	52,427
Anti-dilutive potentially issuable shares	24	75	141	84
(1)Adjustments in the three and six months ended June 30, 2023 primarily associated with the 6,053 shares of Class A common stock issued as part of the public offering, completed on June 16, 2023, only being outstanding for 14 days in the periods ended June 30, 2023.
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2024, we recorded charges of $7,836 and $12,847, respectively, and in the three and six months ended June 30, 2023, we recorded charges of $3,677 and $6,540, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses. The three and six months ended June 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
Legal settlement
In the three and six months ended June 30, 2023, we recorded a charge of $6,150 due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement was executed July 24, 2023 and has received court approval.
12.    RELATED PARTY TRANSACTIONS
Leases
In the six months ended June 30, 2024, we extended the lease related to our corporate headquarters in Rutland, Vermont through February 2039 and the lease associated with our Montpelier, Vermont facility through May 2039. Both facilities are leased from a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The terms of the lease agreements require a monthly payment of approximately $34, subject to a fixed annual escalation.

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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash, cash equivalents and restricted cash, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and debt. The carrying values of cash, cash equivalents and restricted cash, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon Term SOFR yield curves that are observable at commonly quoted intervals for the full term of the swaps. We recognize all derivatives accounted for on the balance sheet at fair value.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,306	$—	$—
Interest rate swaps	—	12,136	—
	$2,306	$12,136	$—

Liabilities:
Interest rate swaps	$—	$4,020	$—

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,203	$—	$—
Interest rate swaps	—	10,364	—
	$2,203	$10,364	$—
Liabilities:
Interest rate swaps	$—	$11,762	$—

Fair Value of Debt
As of June 30, 2024, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds 2013, Vermont Bonds 2022A-1, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020, New York Bonds 2020R-2 and New Hampshire Bonds (collectively, the “Industrial Revenue Bonds”) was approximately $230,168 and the carrying value was $232,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2024, the carrying values of our Term Loan Facility and 2023 Term Loan Facility were $348,250 and $408,500, respectively, and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
Three Months Ended June 30, 2024

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$106,491	$26,422	$14,016	$10,543	$433,988
Western	145,042	53,410	25,561	17,892	1,001,294
Mid-Atlantic	42,412	376	10,239	(7,080)	533,457
Resource Solutions	83,218	2,835	4,540	4,269	252,364
Corporate Entities	—	—	982	(2,606)	290,762
Eliminations	—	(83,043)	—	—	—
	$377,163	$—	$55,338	$23,018	$2,511,865

Three Months Ended June 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$93,323	$23,563	$12,148	$7,519	$366,892
Western	124,229	42,342	18,917	18,991	751,324
Mid-Atlantic (1)	—	—	—	—	550,758
Resource Solutions	72,093	3,316	3,090	688	203,049
Corporate Entities	—	—	769	(4,584)	545,269
Eliminations	—	(69,221)	—	—	—
	$289,645	$—	$34,924	$22,614	$2,417,292

Six Months Ended June 30, 2024

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$200,495	$48,910	$27,484	$14,164	$433,988
Western	275,371	99,846	50,037	26,677	1,001,294
Mid-Atlantic	84,015	589	20,563	(11,880)	533,457
Resource Solutions	158,289	5,958	9,333	5,662	252,364
Corporate Entities	—	—	1,958	(4,770)	290,762
Eliminations	—	(155,303)	—	—	—
Total	$718,170	$—	$109,375	$29,853	$2,511,865

Six Months Ended June 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$177,233	$42,932	$24,051	$9,659	$366,892
Western	235,262	78,901	36,583	31,417	751,324
Mid-Atlantic (1)	—	—	—	—	550,758
Resource Solutions	139,746	6,803	6,166	(1,255)	203,049
Corporate Entities	—	—	1,559	(6,942)	545,269
Eliminations	—	(128,636)	—	—	—
Total	$552,241	$—	$68,359	$32,879	$2,417,292
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collection	$223,959	$149,848	$435,318	$289,825
Disposal	65,123	63,629	115,262	115,096
Landfill gas-to-energy	1,983	1,321	4,493	3,245
Processing	2,880	2,754	4,808	4,329
Solid waste operations	293,945	217,552	559,881	412,495
Processing	33,275	25,383	63,038	48,189
National Accounts	49,943	46,710	95,251	91,557
Resource Solutions operations	83,218	72,093	158,289	139,746
Total revenues	$377,163	$289,645	$718,170	$552,241

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
•potential business combinations or divestitures and the integration of acquired businesses;
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A. “Risk Factors” in our 2023 Form 10-K and those included under Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
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
We provide integrated solid waste services in ten states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware, New Jersey and Maryland, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
As of July 15, 2024, we owned and/or operated 64 solid waste collection operations, 69 transfer stations, 28 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Recent Events
Acquisitions
Subsequent to June 30, 2024, we completed four acquisitions, three of which are in our Mid-Atlantic region, including Whitetail Disposal, Inc. and LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2024		2023			2024		2023
Collection	$224.0	59.4%	$149.8	51.7%	$74.2	$435.3	60.6%	$289.8	52.5%	$145.5
Disposal	65.1	17.3%	63.6	22.0%	1.5	115.3	16.0%	115.1	20.8%	0.2
Landfill gas-to-energy	2.0	0.5%	1.3	0.5%	0.7	4.5	0.6%	3.2	0.6%	1.3
Processing	2.8	0.7%	2.9	0.9%	(0.1)	4.8	0.8%	4.4	0.8%	0.4
Solid waste operations	293.9	77.9%	217.6	75.1%	76.3	559.9	78.0%	412.5	74.7%	147.4
Processing	33.4	8.9%	25.3	8.8%	8.1	63.0	8.7%	48.1	8.7%	14.9
National Accounts	49.9	13.2%	46.7	16.1%	3.2	95.3	13.3%	91.6	16.6%	3.7
Resource Solutions operations	83.3	22.1%	72.0	24.9%	11.3	158.3	22.0%	139.7	25.3%	18.6
Total revenues	$377.2	100.0%	$289.6	100.0%	$87.6	$718.2	100.0%	$552.2	100.0%	$166.0
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2024 vs. 2023		Period-to-Period Change for the Six Months Ended June 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$12.3	5.7%	$23.1	5.6%
Volume	(4.0)	(1.8)%	(9.3)	(2.3)%
Surcharges and other fees	0.4	0.1%	(0.8)	(0.2)%
Commodity price and volume	0.8	0.4%	1.6	0.4%
Acquisitions	66.8	30.7%	132.8	32.2%
Solid waste revenues	$76.3	35.1%	$147.4	35.7%

The most significant items impacting the change in our solid waste revenues during the three and six months ended June 30, 2024 as compared to the prior year periods are summarized below:
•Price increased solid waste revenues both quarterly and year-to-date due to (i) favorable collection pricing of $9.2 million, or 6.2% as a percentage of collection operations quarterly, and $18.0 million, or 6.2% as a percentage of collection operations year-to-date, and (ii) favorable disposal pricing of $3.1 million, or 4.8% as a percentage of disposal operations quarterly, and $5.1 million, or 4.5% as a percentage of disposal operations year-to-date, driven by our landfills and transfer stations.
•Volume decreased solid waste revenues both quarterly and year-to-date due to (i) lower disposal volumes of $(2.2) million, or (3.5)% as a percentage of disposal operations quarterly, and $(6.0) million, or (5.2)% as a percentage of disposal operations year-to-date, primarily from lower landfill volumes and to a lesser extent transportation volumes, partially offset by higher transfer station volumes, in addition to (ii) lower collection volumes of $(1.8) million, or (1.2)% as a percentage of collection operations quarterly, and $(3.5) million, or (1.2)% as a percentage of collection operations year-to-date.
•Acquisitions increased solid waste revenues both quarterly and year-to-date due to activity in line with our growth strategy associated with the timing and acquisition of one business in the six months ended June 30, 2024, and the rollover impact of seven acquisitions completed in fiscal year 2023, including the acquisition of solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware, which are the basis of one of our regional operating segments, the Mid-Atlantic region (the “GFL Acquisition”), and the acquisition of collection, transfer and recycling operations in the greater Albany, New York Area (dba Twin Bridges) (the “Twin Bridges Acquisition”).
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period changes in Resource Solutions revenues.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2024		2023			2024		2023
Cost of operations	$243.8	64.6%	$186.3	64.3%	$57.5	$474.6	66.1%	$366.6	66.4%	$108.0
General and administration	$47.2	12.5%	$35.9	12.4%	$11.3	$91.5	12.7%	$71.5	13.0%	$20.0
Depreciation and amortization	$55.3	14.7%	$34.9	12.1%	$20.4	$109.4	15.2%	$68.4	12.4%	$41.0
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2024		2023			2024		2023
Direct costs	$89.3	23.7%	$72.6	25.1%	$16.7	$166.6	23.2%	$138.8	25.1%	$27.8
Direct labor costs	53.6	14.2%	37.3	12.9%	16.3	106.4	14.8%	74.0	13.4%	32.4
Direct operational costs	28.4	7.5%	23.1	8.0%	5.3	55.0	7.7%	46.0	8.3%	9.0
Fuel costs	13.1	3.5%	9.4	3.3%	3.7	26.9	3.7%	20.3	3.7%	6.6
Maintenance and repair costs	31.2	8.2%	22.7	7.7%	8.5	62.3	8.7%	45.5	8.3%	16.8
Other operational costs	28.2	7.5%	21.2	7.3%	7.0	57.4	8.0%	42.0	7.6%	15.4
	$243.8	64.6%	$186.3	64.3%	$57.5	$474.6	66.1%	$366.6	66.4%	$108.0
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and six months ended June 30, 2024 as compared to the prior year periods are summarized below:
•Direct costs increased in aggregate dollars primarily due to (i) acquisitions and (ii) higher third-party disposal rates reflecting cost inflation; partially offset in dollars, and more than offset as a percentage of revenues, by lower hauling and transportation costs in our Resource Solutions segment primarily related to municipal biosolid volumes in our National Accounts business.
•Direct labor costs increased primarily due to (i) acquisitions and (ii) higher wages and benefit costs reflecting cost inflation; partially offset by improved routing efficiencies.
•Direct operational costs increased in aggregate dollars primarily due to (i) acquisitions, (ii) higher leachate disposal costs, (iii) higher short term rental expense driven by delays in the delivery of fleet vehicles as well as needs from entering new municipal contracts, (iv) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations and (v) general cost inflation.
•Fuel costs increased in aggregate dollars due to acquisitions; partially offset by (i) lower diesel fuel prices along with (ii) reduced fuel consumption in our base business related to lower solid waste volumes and improved routing efficiencies. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased due to (i) acquisitions, (ii) higher personnel and parts costs reflecting cost inflation, and (iii) higher vehicle maintenance costs driven by delays in the delivery of fleet replacements.
•Other operational costs increased due to (i) acquisitions, (ii) higher spending associated with supporting acquisition-related growth, and (iii) general cost inflation.

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
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2024		2023			2024		2023
Labor costs	$29.8	7.9%	$23.9	8.3%	$5.9	$59.3	8.3%	$47.3	8.6%	$12.0
Professional fees	5.1	1.4%	2.3	0.8%	2.8	8.0	1.1%	4.7	0.9%	3.3
Provision for expected credit losses	(0.4)	(0.1)%	0.1	—%	(0.5)	—	—%	1.1	0.2%	(1.1)
Other	12.7	3.3%	9.6	3.3%	3.1	24.2	3.3%	18.4	3.3%	5.8
	$47.2	12.5%	$35.9	12.4%	$11.3	$91.5	12.7%	$71.5	13.0%	$20.0
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administrative expense increased in aggregate dollars in the three and six months ended June 30, 2024 as compared to the prior year periods, primarily due to (i) acquisition activity, including increased labor costs, professional fees and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, incentive compensation and benefit costs, (iii) legal expense associated with employee separation, and (iv) general cost inflation.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2024		2023			2024		2023
Depreciation expense	$31.9	8.5%	$20.8	7.2%	$11.1	$63.8	8.9%	$41.4	7.5%	$22.4
Landfill amortization expense	11.2	3.0%	9.9	3.4%	1.3	20.8	2.9%	18.7	3.4%	2.1
Other amortization expense	12.2	3.2%	4.2	1.5%	8.0	24.8	3.4%	8.3	1.5%	16.5
	$55.3	14.7%	$34.9	12.1%	$20.4	$109.4	15.2%	$68.4	12.4%	$41.0
Depreciation and amortization expense increased in the three and six months ended June 30, 2024 as compared to the prior year periods, primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions from the prior year periods, more than offsetting lower landfill volumes.
Expense from Acquisition Activities
In the three and six months ended June 30, 2024, we recorded charges of $7.8 million and $12.8 million, respectively, and in the three and six months ended June 30, 2023, we recorded charges of $3.7 million and $6.5 million, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses. The three and six months ended June 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.

Legal Settlement
In the three and six months ended June 30, 2023, we recorded a charge of $6.2 million due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 ("FLSA") as well as state wage and hours laws. The settlement agreement was executed July 24, 2023 and has received court approval.
Other Expenses
Interest Expense, net
Our interest expense, net increased $5.3 million quarterly and $12.1 million year-to-date as compared to the prior year periods primarily due to: (i) entering into a $430.0 million aggregate principal amount term loan A facility (“2023 Term Loan Facility”) to fund the GFL Acquisition in June 2023, (ii) rising interest rates, and (iii) the issuance of $35.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 in August 2023; partially offset by higher interest income associated with higher average cash balances due to the timing of financing activities completed in fiscal year 2023 and rising interest rates.
Loss from Termination of Bridge Financing
In the three and six months ended June 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3.7 million and $3.7 million, respectively, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4.5 million and $4.5 million, respectively.
Provision for Income Taxes
Our provision for income taxes increased $1.8 million and decreased $(0.8) million in the three and six months ended June 30, 2024, respectively, from the prior year periods. The 41.2% effective rate for the six months ended June 30, 2024 was computed based on the statutory rate of 21% adjusted primarily for state taxes, nondeductible officer compensation, and an increase in the effective state rate due to tax losses in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. This effective rate exceeded the 23.5% effective rate for the six months ended June 30, 2023 primarily due to the current period rate having lower tax deductible equity compensation in excess of book expense and an increase in the effective state rate for tax losses in certain states requiring valuation losses.
The projected effective rate excluding discrete items for the fiscal year ending December 31, 2024 is 35.6%, whereas such rate for the fiscal year ending December 31, 2023 was 31.0%. The projected effective rate excluding discrete items is computed based on the statutory rate of 21%. The discrete items for the six months ended June 30, 2024 increased the rate by 5.6%, whereas the discrete items for the six months ended June 30th, 2023 decreased the rate by 4.6%.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $7.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2024 and future years. Federal net operating losses generated after 2017, totaling $125.8 million carried forward to 2024, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
In addition, the TCJ Act added limitations on the deductibility of interest expense and potentially could limit the deductibility of some of our interest expense. Any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation.

Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2024	2023		2024	2023
Eastern	$106.5	$93.4	$13.1	$200.5	$177.2	$23.3
Western	145.0	124.2	20.8	275.4	235.3	40.1
Mid-Atlantic (1)	42.4	—	42.4	84.0	—	84.0
Resource Solutions	83.3	72.0	11.3	158.3	139.7	18.6
Total revenues	$377.2	$289.6	$87.6	$718.2	$552.2	$166.0
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2024	2023		2024	2023
Eastern	$10.5	$7.5	$3.0	$14.2	$9.7	$4.5
Western	17.9	19.0	(1.1)	26.7	31.4	(4.7)
Mid-Atlantic (1)	(7.1)	—	(7.1)	(11.9)	—	(11.9)
Resource Solutions	4.3	0.7	3.6	5.7	(1.3)	7.0
Corporate Entities	(2.6)	(4.6)	2.0	(4.8)	(6.9)	2.1
Operating income	$23.0	$22.6	$0.4	$29.9	$32.9	$(3.0)
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2024 vs. 2023		Period-to-Period Change for the Six Months Ended June 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$5.2	5.6%	$10.0	5.7%
Volume	1.6	1.7%	2.1	1.2%
Surcharges and other fees	(1.4)	(1.4)%	(3.4)	(2.0)%
Commodity price and volume	0.4	0.4%	0.6	0.3%
Acquisitions	7.3	7.8%	14.0	7.9%
Solid waste revenues	$13.1	14.1%	$23.3	13.1%

Solid waste revenues increased in the three and six months ended June 30, 2024 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $4.3 million, or 6.7% as a percentage of collection operations quarterly, and $8.5 million, or 6.7% as a percentage of collection operations year-to-date, (iii) favorable disposal pricing of $0.9 million, or 3.4% as a percentage of disposal operations quarterly, and $1.5 million, or 3.3% as a percentage of disposal operations year-to-date, and (iv) higher disposal volume of $1.6 million, or 6.3% as a percentage of disposal operations quarterly, and $2.6 million, or 5.4% as a percentage of disposal operations year-to-date; partially offset by (a) lower surcharges and fees both quarterly and year-to-date due to lower energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower sustainability recycling adjustment fee (“SRA Fee(s)”) revenues from higher recycled commodity prices as compared to the prior year periods, as well as (b) lower collection volume of $(0.6) million, or (0.5)% as a percentage of collection operations year-to-date.

See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our E&E Fees and SRA Fees.
Operating income increased in the three and six months ended June 30, 2024 by $3.0 million and $4.5 million, respectively, as compared to the prior year periods. The period-over-period increases were driven by (i) revenue growth, described above, (ii) higher intercompany revenues, (iii) lower costs due to improved routing efficiencies and (iv) a charge for the FLSA-related legal settlement recorded during the three and six months ended June 30, 2023; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) general cost inflation, including for disposal, labor, and maintenance costs, (d) higher leachate disposal costs, (e) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations and (f) the allocation of higher corporate costs.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2024 vs. 2023		Period-to-Period Change for the Six Months Ended June 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$7.1	5.7%	$13.1	5.6%
Volume	(5.5)	(4.5)%	(11.4)	(4.9)%
Surcharges and other fees	(1.1)	(0.7)%	(3.0)	(1.3)%
Commodity price and volume	0.4	0.3%	1.0	0.4%
Acquisitions	19.9	16.0%	40.4	17.2%
Solid waste revenues	$20.8	16.8%	$40.1	17.0%
Solid waste revenues increased in the three and six months ended June 30, 2024 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $4.9 million, or 5.8% as a percentage of collection operations quarterly, and $9.5 million, or 5.8% as a percentage of collection operations year-to-date, and (iii) favorable disposal pricing of $2.2 million, or 5.8% as a percentage of disposal operations quarterly, and $3.6 million, or 5.3% as a percentage of disposal operations year-to-date; partially offset by (a) lower disposal volume of $(3.8) million, or (10.2)% as a percentage of disposal operations quarterly, and $(8.6) million, or (12.7)% as a percentage of disposal operations year-to-date, mainly driven by lower landfill C&D and special waste volumes, (b) lower collection volume of $(1.7) million, or (2.0)% as a percentage of collection operations quarterly, and $(2.9) million, or (1.8)% as a percentage of collection operations year-to-date, due to customer churn and (c) lower surcharges and fees both quarterly and year-to-date due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower SRA Fee revenues from higher recycled commodity prices as compared to the prior year periods.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our E&E Fees and SRA Fees.
Operating income declined in the three and six months ended June 30, 2024 by $(1.1) million and $(4.7) million, respectively, as compared to the prior year periods. The period-over-period declines were due to (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) increased depreciation expense due to acquisitions and investment in property and equipment, (iii) general cost inflation, including for disposal, labor, and maintenance costs, (iv) delays in the delivery of fleet vehicles resulting in higher short term rental and vehicle maintenance costs, (v) higher leachate disposal costs, (vi) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (vii) the allocation of higher corporate costs, and (viii) a benefit from the change in fair value of an acquisition related contingent consideration that was recorded in the six months ended June 30, 2023 which was based upon a probability-weighted analysis of a success payment related to the potential attainment of a transfer station permit expansion; partially offset by (a) revenue growth, described above, (b) higher intercompany revenues, (c) lower expense from acquisition activities year-to-date, (d) a charge for the FLSA-related legal settlement recorded during the three and six months ended June 30, 2023, and (e) improved routing efficiencies. See further discussion about the expense from acquisition activities above in “Operating Expenses”.

Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2024 vs. 2023	Period-to-Period Change for the Six Months Ended June 30, 2024 vs. 2023
	Amount	Amount
Surcharges and other fees	$2.8	$5.7
Acquisitions	39.6	78.3
Solid waste revenues	$42.4	$84.0
Collection and transfer station operations for our Mid-Atlantic region operating segment commenced on July 1, 2023 following the GFL Acquisition. The operating losses of $(7.1) million and $(11.9) million in the three and six months ended June 30, 2024, respectively, were impacted by $6.1 million and $9.1 million of expense from acquisition activities, comprised primarily of integration costs related to the GFL Acquisition, including a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business; as well as the impact of accelerated amortization schedules of certain acquired intangibles. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2024 vs. 2023		Period-to-Period Change for the Six Months Ended June 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$3.1	4.3%	$9.3	6.7%
Volume	4.8	6.6%	3.4	2.5%
Surcharges and other fees	—	—%	(0.4)	(0.4)%
Acquisitions	3.4	4.5%	6.3	4.5%
Resource Solutions revenues	$11.3	15.4%	$18.6	13.3%

Resource Solutions revenues increased in the three and six months ended June 30, 2024 as compared to the prior year periods, due to the impact from (i) higher recycled commodity pricing of $4.9 million, or 19.1% as a percentage of processing operations quarterly, and $9.6 million, or 20.1% as a percentage of processing operations year-to-date, (ii) the contribution from acquisitions, (iii) National Accounts business pricing growth of $1.7 million, or 3.7% as a percentage of National Accounts operations quarterly, and $4.4 million, or 4.8% as a percentage of National Accounts operations year-to-date, (iv) higher processing volumes of $3.2 million, or 12.7% as a percentage of processing operations quarterly, and $3.7 million, or 7.6% as a percentage of processing operations year-to-date, (v) higher other processing price of $0.3 million, or 1.3% as a percentage of processing operations quarterly, and $0.7 million, or 1.4% as a percentage of processing operations year-to-date (vi) higher National Accounts business volumes of $1.6 million, or 3.4% as a percentage of National Accounts operations quarterly, and lower National Accounts business volumes of $(0.3) million, or (0.3)% as a percentage of National Accounts operations year-to-date, (vii) lower tipping fees primarily related to contract structures that work to offset recycled commodity price movements of $(3.8) million, or (14.8)% as a percentage of processing operations quarterly, and $(5.4) million, or (11.3)% as a percentage of processing operations year-to-date, and (viii) lower surcharges and other fees associated with our National Accounts business year-to-date.
Operating income increased in the three and six months ended June 30, 2024 by $3.6 million and $7.0 million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) revenue growth, described above, and (ii) lower direct costs associated with hauling and transportation relating to municipal biosolid volumes in our National Accounts business; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) the allocation of higher corporate costs, (d) general cost inflation, including for disposal, labor, and maintenance costs, and (e) lower intercompany revenues.

Corporate Entities
Corporate Entities operating loss reflects those costs not allocated to our reportable operating segments, which consists of depreciation and amortization expense and certain expense from acquisition activities. Operating deficit decreased $2.0 million and $2.1 million in the three and six months ended June 30, 2024, respectively, as compared to the prior year periods, driven by a decline in unallocated expense from acquisition activities. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of June 30, 2024, we had $272.5 million of undrawn capacity under our $300.0 million revolving credit facility (“Revolving Credit Facility”) and $208.5 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	June 30, 2024	December 31, 2023	$ Change
Cash and cash equivalents	$208.5	$220.9	$(12.4)
Current assets, excluding cash and cash equivalents	$217.3	$205.4	$11.9
Restricted cash and assets	$3.3	$2.2	$1.1
Total current liabilities:
Current liabilities, excluding current maturities of debt	$204.4	$243.1	$(38.7)
Current maturities of debt	65.3	35.8	29.5
Total current liabilities	$269.7	$278.9	$(9.2)
Debt, less current portion, excluding unamortized debt issuance costs	$986.2	$1,018.8	$(32.6)
Current assets, excluding cash and cash equivalents, increased $11.9 million and current liabilities, excluding current maturities of debt, decreased $(38.7) in the six months ended June 30, 2024, resulting in a $50.6 million increase in working capital, net (defined as current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of debt), from $(37.7) million as of December 31, 2023 to $12.9 million as of June 30, 2024. We strive to minimize net working capital by driving shorter days sales outstanding as compared to days payable outstanding.
Summary of Cash Flow Activity
Cash, cash equivalents and restricted cash decreased $(11.5) million in the six months ended June 30, 2024. A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2024	2023
Net cash provided by operating activities	$79.8	$83.2	$(3.4)
Net cash used in investing activities	$(73.0)	$(597.2)	$524.2
Net cash (used in) provided by financing activities	$(18.3)	$908.6	$(926.9)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2024	2023
Net income	$2.9	$9.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.4	68.4
Interest accretion on landfill and environmental remediation liabilities	5.9	5.0
Amortization of debt issuance costs	1.5	1.5
Stock-based compensation	4.8	4.3
Operating lease right-of-use assets expense	8.5	6.9
Disposition of assets, other items and charges, net	3.2	(0.3)
Loss from termination of bridge financing	—	8.2
Deferred income taxes	0.2	2.0
	136.4	105.0
Changes in assets and liabilities, net	(56.6)	(21.8)
Net cash provided by operating activities	$79.8	$83.2

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities decreased $(3.4) million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was the result of higher interest expense and an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures, substantially offset by revenue growth driven by acquisition activity. For discussion of our operational performance in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, see “Results of Operations” included in this Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2024	2023
Acquisitions, net of cash acquired	$1.3	$(547.6)
Additions to property and equipment	(74.9)	(50.4)
Additions to intangible assets	(0.2)	—
Proceeds from sale of property and equipment	0.8	0.8
Net cash used in investing activities	$(73.0)	$(597.2)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2024, we received a $2.9 million working capital settlement on a business previously acquired, partially offset by $(0.7) million in cash consideration on a business acquired and $(0.9) million in payments on businesses previously acquired, as compared to the six months ended June 30, 2023 during which we acquired two businesses for total consideration of $(546.3) million, including $(544.4) million in cash, and paid $(3.2) million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $24.5 million higher in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to higher capital spend driven by (i) acquisition activity; (ii) spend related to the retrofitting of our Willimantic, Connecticut materials recovery facility; (iii) landfill development, including the development of rail side infrastructure at our Subtitle D landfill located in Mount Jewett, Pennsylvania; and (iv) the timing of spend and increased investment in our fleet.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2024	2023
Proceeds from long-term borrowings	$1.8	$430.0
Principal payments on debt	(20.1)	(10.6)
Payments of debt issuance costs	—	(7.2)
Proceeds from the public offering of Class A common stock	—	496.4
Net cash (used in) provided by financing activities	$(18.3)	$908.6
Debt activity. Net cash associated with debt activity decreased $437.7 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to entering into the $430.0 million aggregate principal amount 2023 Term Loan Facility in June 2023.
Payment of debt issuance costs. We paid $7.2 million of debt issuance costs in the six months ended June 30, 2023 primarily related to financing activities associated with the GFL Acquisition, which included $4.1 million of debt issuance costs that were paid related to short-term secured bridge financing that was terminated in May 2023 when we entered into the 2023 Term Loan Facility.
Proceeds from the public offering of Class A Common Stock. In the six months ended June 30, 2023, we completed a public offering of 6.1 million shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs received as of June 30, 2023, including underwriting discounts, commissions and offering expenses, the offering has resulted in net proceeds of $496.4 million. The net proceeds from this offering were and are to be used to fund acquisition activities and to repay certain costs associated with acquisition activities, and to repay borrowings and/or debt securities.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2024, we are party to the amended and restated credit agreement, dated as of December 22, 2021, as amended by the first and second amendment, dated as of February 9, 2023, and the third amendment, dated as of April 25, 2023 (collectively, the “Amended and Restated Credit Agreement”), which provides for a $350.0 million aggregate principal amount term loan A facility (“Term Loan Facility”), a $300.0 million Revolving Credit Facility, with a $75.0 million sublimit for letters of credit, and a $430.0 million 2023 Term Loan Facility (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $125.0 million, subject to further increase based on the terms and conditions set forth in the Amended and Restated Credit Agreement. The Credit Facility has a 5-year term that matures in December 2026. The Term Loan Facility and 2023 Term Loan Facility require scheduled quarterly principal payments in amounts equal to up to 0.650% per quarter of the original aggregate principal amount in the case of the Term Loan Facility and 1.25% per quarter of the original aggregate principal amount in the case of the 2023 Term Loan Facility, respectively, with the balances due at maturity. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”), including a secured overnight financing rate adjustment of 10 basis points, or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Term Loan Facility	1.125% to 2.125%	0.125% to 1.125%
Revolving Credit Facility	1.125% to 2.125%	0.125% to 1.125%
2023 Term Loan Facility	1.625% to 2.625%	0.625% to 1.625%

A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Amended and Restated Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2024, further advances were available under the Revolving Credit Facility in the amount of $272.5 million. The available amount is net of outstanding irrevocable letters of credit totaling $27.5 million, and as of June 30, 2024 no amount had been drawn.
The Amended and Restated Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2024, we were in compliance with all financial covenants contained in the Amended and Restated Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended June 30, 2024	Covenant Requirements at June 30, 2024
Maximum consolidated net leverage ratio (1)	2.63	4.75
Minimum interest coverage ratio	5.96	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents in excess of $2.0 million (calculated at $951.6 million as of June 30, 2024, or $1,051.6 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2024. Consolidated funded debt, net and consolidated EBITDA as defined by the Amended and Restated Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2024
Net cash provided by operating activities	$229.7
Changes in assets and liabilities, net of effects of acquisitions and divestitures	54.3
Stock based compensation	(9.6)
Operating lease right-of-use assets expense	(7.5)
Landfill capping charge - veneer failure	(3.0)
Disposition of assets, other items and charges, net	(4.2)
Interest expense, less amortization of debt issuance costs	59.9
Provision for income taxes, net of deferred income taxes	5.3
Adjustments as allowed by the Amended and Restated Credit Agreement (1)	37.0
Consolidated EBITDA	$361.9
(1)Adjustments as allowed by the Amended and Restated Credit Agreement includes the estimated annual pro-forma impact of acquisitions on consolidated EBITDA.
In addition to these financial covenants, the Amended and Restated Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2024, we were in compliance with the covenants contained in the Amended and Restated Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of June 30, 2024, we had outstanding $232.0 million aggregate principal amount of tax exempt bonds; $62.7 million aggregate principal amount of finance leases; and $0.1 million aggregate principal amount of notes payable. See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding debt.
Inflation
Inflationary increases in costs, including current cost inflation associated primarily with labor, certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While inflation negatively impacted operating results and margins during the three and six months ended June 30, 2024 and 2023, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our fuel cost recovery programs. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
Regional Economic Conditions
Our business is primarily located in the eastern United States. Therefore, our business, financial condition and results of operations are susceptible to downturns in the general economy in these geographic regions and other factors affecting these regions, such as state regulations, labor availability and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown or other factors affecting these regions.
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
Based on our consumption levels in the last twelve months ended June 30, 2024, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $5.6 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of June 30, 2024 and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.5 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and six months ended June 30, 2024, our fuel costs were $13.1 million, or 3.5% of revenue, and $26.9 million, or 3.7% of revenue, respectively, as compared to $9.4 million, or 3.3% of revenue, and $20.3 million, or 3.7% of revenue, in the three and six months ended June 30, 2023, respectively.

Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2024, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of June 30, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The impact of interest rate risk as of June 30, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The regulatory environment for per - and polyfluoroalkyl substances (commonly referred to as “ PFAS”) is rapidly evolving, with increasing demands for enhanced environmental monitoring programs and advanced treatment technologies to mitigate PFAS contamination. Risks to the Company related to PFAS include regulatory risks, including the recent designation by the United States Environmental Protection Agency (“EPA”) of PFAS as hazardous substances, which could create Superfund liabilities under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended for all downstream recipients of PFAS, including passive receivers such as our landfills and transporters of biosolids, the establishment of federal and state drinking water standards and surface water criteria which set low thresholds for impacts to drinking water and surface water, the risk that states in which we operate will require stringent monitoring of PFAS at our landfills, the risk of material increases in landfill leachate treatment costs due to mandatory pre-treatment or otherwise, the risk that existing remedial sites will become more complex and that closed landfills will be under enhanced regulatory scrutiny, the risk that biosolids management will be impacted by restrictions on end uses and the risk that that pre-existing land application sites will be determined to contain PFAS. Any such liability is likely to be uninsurable, with no coverage likely under our pollution or product liability policies.
ITEM 5.    OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2024.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1*	Casella Waste Systems, Inc. Amended and Restated 2016 Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement of Casella as filed on April 19, 2024 (File No. 000-23211)).

10.2*+	Form of Restricted Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024.

10.3*+	Form of Restricted Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024.

10.4*+	Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024.

10.5*+	Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024.

10.6*+	Form of Restricted Stock Agreement under Amended and Restated 2016 Incentive Plan adopted April 2024.

10.7*+	Form of Incentive Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024.

10.8*+	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024.

10.9*+	Form of Incentive Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024.

10.10*+	Form of Nonstatutory Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024.

10.11*+	Form of Restricted Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (non-employee director) adopted April 2024.

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	This is a management contract or compensatory plan or arrangement.
**	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 2, 2024	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 2, 2024	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)