Form 10-Q
period 2024-09-30
CASELLA WASTE SYSTEMS INC
filed 2024-10-31
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2024:

Class A common stock, $0.01 par value per share:	62,325,452
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$518,977	$220,912
Accounts receivable, net of allowance for credit losses of $7,649 and $4,066, respectively	168,088	157,324
Refundable income taxes	5,010	3,089
Prepaid expenses	22,657	17,223
Inventory	20,240	17,859
Other current assets	8,079	9,918
Total current assets	743,051	426,325
Property and equipment, net of accumulated depreciation and amortization of $1,261,899 and $1,167,541, respectively	1,059,716	980,553
Operating lease right-of-use assets	102,445	100,844
Goodwill	907,876	735,670
Intangible assets, net	273,312	241,429
Restricted assets	2,422	2,203
Cost method investments	10,967	10,967
Deferred income taxes	—	11,224
Other non-current assets	23,440	26,255
Total assets	$3,123,229	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$38,368	$35,781
Current operating lease liabilities	10,492	9,039
Accounts payable	101,632	116,794
Accrued payroll and related expenses	25,045	22,657
Accrued interest	2,928	3,886
Contract liabilities	47,798	31,472
Current accrued final capping, closure and post-closure costs	15,991	10,773
Other accrued liabilities	49,000	48,456
Total current liabilities	291,254	278,858
Debt, less current portion	1,045,509	1,007,662
Operating lease liabilities, less current portion	68,601	66,074
Accrued final capping, closure and post-closure costs, less current portion	133,644	123,131
Deferred income taxes	15,385	627
Other long-term liabilities	37,306	37,327
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,325,000 and 57,007,000 shares issued and outstanding, respectively	623	570
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,673,442	1,168,812
Accumulated deficit	(137,861)	(146,521)
Accumulated other comprehensive loss, net of tax	(4,684)	(1,080)
Total stockholders' equity	1,531,530	1,021,791
Total liabilities and stockholders' equity	$3,123,229	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$411,627	$352,735	$1,129,797	$904,975
Operating expenses:
Cost of operations	267,117	226,303	741,695	592,865
General and administration	47,030	41,177	138,547	112,721
Depreciation and amortization	59,174	47,736	168,549	116,095
Southbridge Landfill closure charge	8,477	70	8,477	276
Expense from acquisition activities	5,450	3,261	18,297	9,801
Legal settlement	—	—	—	6,150
	387,248	318,547	1,075,565	837,908
Operating income	24,379	34,188	54,232	67,067
Other expense (income):
Interest income	(1,380)	(5,525)	(6,817)	(7,820)
Interest expense	15,748	15,748	46,951	31,708
Loss from termination of bridge financing	—	—	—	8,191
Other income	(412)	(225)	(1,239)	(1,019)
Other expense, net	13,956	9,998	38,895	31,060
Income before income taxes	10,423	24,190	15,337	36,007
Provision for income taxes	4,652	6,018	6,677	8,797
Net income	$5,771	$18,172	$8,660	$27,210
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,808	57,962	58,318	54,228
Basic earnings per common share	$0.10	$0.31	$0.15	$0.50
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,921	58,062	58,415	54,325
Diluted earnings per common share	$0.10	$0.31	$0.15	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$5,771	$18,172	$8,660	$27,210
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	2,339	1,763	6,957	4,108
Interest rate swap expense reclassified into interest expense	(2,289)	(1,805)	(6,900)	(4,181)
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(14,723)	2,621	(5,216)	2,738
Other comprehensive (loss) income, before tax	(14,673)	2,579	(5,159)	2,665
Income tax (benefit) provision related to items of other comprehensive (loss) income	(4,168)	707	(1,555)	727
Other comprehensive (loss) income, net of tax	(10,505)	1,872	(3,604)	1,938
Comprehensive (loss) income	$(4,734)	$20,044	$5,056	$29,148
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)
Issuances of Class A common stock	—	113	1	—	—	(1)	—	—
Stock-based compensation	2,135	—	—	—	—	2,135	—	—
Comprehensive income:
Net loss	(4,117)	—	—	—	—	—	(4,117)	—
Other comprehensive income:
Hedging activity	6,115	—	—	—	—	—	—	6,115
Balance, March 31, 2024	1,025,924	57,120	571	988	10	1,170,946	(150,638)	5,035
Issuances of Class A common stock	1,124	25	—	—	—	1,124	—	—
Stock-based compensation	2,674	—	—	—	—	2,674	—	—
Comprehensive income:
Net income	7,006	—	—	—	—	—	7,006	—
Other comprehensive income:
Hedging activity	786	—	—	—	—	—	—	786
Balance, June 30, 2024	1,037,514	57,145	571	988	10	1,174,744	(143,632)	5,821
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,126	5,175	52	—	—	496,074	—	—
Issuances of Class A common stock	—	5	—	—	—	—	—	—
Stock-based compensation	2,624	—	—	—	—	2,624	—	—
Comprehensive loss:
Net income	5,771	—	—	—	—	—	5,771	—
Other comprehensive loss:
Hedging activity	(10,505)	—	—	—	—	—	—	(10,505)
Balance, September 30, 2024	$1,531,530	62,325	$623	988	$10	$1,673,442	$(137,861)	$(4,684)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2022	$497,900	50,704	$507	988	$10	$661,761	$(171,920)	$7,542
Issuances of Class A common stock	—	194	2	—	—	(2)	—	—
Stock-based compensation	1,976	—	—	—	—	1,976	—	—
Comprehensive income:
Net income	3,548	—	—	—	—	—	3,548	—
Other comprehensive loss:
Hedging activity	(1,769)	—	—	—	—	—	—	(1,769)
Balance, March 31, 2023	501,655	50,898	509	988	10	663,735	(168,372)	5,773
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,238	6,053	61	—	—	496,177	—	—
Issuances of Class A common stock	799	23	—	—	—	799	—	—
Stock-based compensation	2,366	—	—	—	—	2,366	—	—
Comprehensive income:
Net income	5,490	—	—	—	—	—	5,490	—
Other comprehensive income:
Hedging activity	1,835	—	—	—	—	—	—	1,835
Balance, June 30, 2023	1,008,383	56,974	570	988	10	1,163,077	(162,882)	7,608
Issuance of Class A common stock - stock issuance costs	(7)	—	—	—	—	(7)	—	—
Issuances of Class A common stock	89	20	—	—	—	89	—	—
Stock-based compensation	2,358	—	—	—	—	2,358	—	—
Comprehensive income:
Net income	18,172	—	—	—	—	—	18,172	—
Other comprehensive income:
Hedging activity	1,872	—	—	—	—	—	—	1,872
Balance, September 30, 2023	$1,030,867	56,994	$570	988	$10	$1,165,517	$(144,710)	$9,480

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$8,660	$27,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,549	116,095
Interest accretion on landfill and environmental remediation liabilities	8,758	7,470
Amortization of debt issuance costs	2,224	2,221
Stock-based compensation	7,433	6,699
Operating lease right-of-use assets expense	13,119	10,956
Disposition of assets, other items and charges, net	12,459	279
Loss from termination of bridge financing	—	8,191
Deferred income taxes	3,424	5,233
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(8,865)	(23,298)
Landfill operating lease contract expenditures	(3,486)	(3,336)
Accounts payable	(20,532)	24,568
Prepaid expenses, inventories and other assets	(6,086)	(10,112)
Accrued expenses, contract liabilities and other liabilities	(14,063)	(14,351)
Net cash provided by operating activities	171,594	157,825
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(259,196)	(847,763)
Additions to intangible assets	(265)	—
Additions to property and equipment	(126,361)	(90,364)
Proceeds from sale of property and equipment	1,047	971
Proceeds from property insurance settlement	146	—
Net cash used in investing activities	(384,629)	(937,156)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	801,750	465,000
Principal payments on debt	(780,771)	(18,563)
Payments of debt issuance costs	(6,448)	(12,759)
Proceeds from the exercise of share based awards	—	89
Proceeds from the public offering of Class A common stock	496,569	496,231
Net cash provided by financing activities	511,100	929,998
Net increase in cash, cash equivalents and restricted cash	298,065	150,667
Cash, cash equivalents and restricted cash, beginning of period	220,912	71,152
Cash, cash equivalents and restricted cash, end of period	$518,977	$221,819
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$45,685	$28,626
Cash income tax payments	$5,135	$9,689
Supplemental Disclosure of Non-Cash Activities:
Non-current assets obtained through long-term financing obligations	$23,679	$8,053
Right-of-use assets obtained in exchange for operating lease obligations	$10,776	$18,558
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2024 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2023 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2024 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since September 30, 2024 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

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
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$79,291	$109,740	$63,548	$—	$252,579
Landfill	7,745	18,019	—	—	25,764
Transfer station	18,862	16,890	457	—	36,209
Transportation	1,363	4,117	—	—	5,480
Landfill gas-to-energy	301	1,350	—	—	1,651
Processing	2,842	640	—	34,954	38,436
National Accounts	—	—	—	51,508	51,508
Total revenues	$110,404	$150,756	$64,005	$86,462	$411,627

Transferred at a point-in-time	$122	$645	$—	$16,588	$17,355
Transferred over time	110,282	150,111	64,005	69,874	394,272
Total revenues	$110,404	$150,756	$64,005	$86,462	$411,627

Three Months Ended September 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$68,944	$93,924	$43,225	$—	$206,093
Landfill	7,588	18,563	—	—	26,151
Transfer station	16,963	17,491	497	—	34,951
Transportation	1,328	3,907	—	—	5,235
Landfill gas-to-energy	208	1,589	—	—	1,797
Processing	2,476	545	—	27,782	30,803
National Accounts	—	—	—	47,705	47,705
Total revenues	$97,507	$136,019	$43,722	$75,487	$352,735

Transferred at a point-in-time	$121	$651	$—	$8,549	$9,321
Transferred over time	97,386	135,368	43,722	66,938	343,414
Total revenues	$97,507	$136,019	$43,722	$75,487	$352,735

Nine Months Ended September 30, 2024

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$225,622	$315,546	$146,728	$—	$687,896
Landfill	21,940	48,156	—	—	70,096
Transfer station	51,626	45,111	1,292	—	98,029
Transportation	4,071	10,520	—	—	14,591
Landfill gas-to-energy	1,298	4,846	—	—	6,144
Processing	6,342	1,948	—	97,992	106,282
National Accounts	—	—	—	146,759	146,759
Total revenues	$310,899	$426,127	$148,020	$244,751	$1,129,797

Transferred at a point-in-time	$361	$1,940	$—	$44,304	$46,605
Transferred over time	310,538	424,187	148,020	200,447	1,083,192
Total revenues	$310,899	$426,127	$148,020	$244,751	$1,129,797

Nine Months Ended September 30, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$194,801	$257,891	$43,225	$—	$495,917
Landfill	21,109	53,943	—	—	75,052
Transfer station	48,643	42,181	497	—	91,321
Transportation	3,718	11,342	—	—	15,060
Landfill gas-to-energy	594	4,448	—	—	5,042
Processing	5,875	1,476	—	75,970	83,321
National Accounts	—	—	—	139,262	139,262
Total revenues	$274,740	$371,281	$43,722	$215,232	$904,975

Transferred at a point-in-time	$339	$2,072	$—	$23,121	$25,532
Transferred over time	274,401	369,209	43,722	192,111	879,443
Total revenues	$274,740	$371,281	$43,722	$215,232	$904,975
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $9,084 and $24,615 in the three and nine months ended September 30, 2024, respectively, and $4,617 and $17,575 in the three and nine months ended September 30, 2023, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and nine months ended September 30, 2024 or September 30, 2023 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $174,216 and $158,931 as of September 30, 2024 and December 31, 2023, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $47,798 and $31,472 as of September 30, 2024 and December 31, 2023, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2023 and December 31, 2022 was recognized as revenue during the nine months ended September 30, 2024 and September 30, 2023, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
Subsequent to September 30, 2024, we completed the purchase of all equity interests of Royal Carting and Welsh Sanitation and related real estate assets. This acquisition includes collection and transfer operations in the middle and lower Hudson Valley regions of New York as well as western Connecticut.
In the nine months ended September 30, 2024, we acquired five businesses: three of which are in our Mid-Atlantic region, including the purchase of all the equity interests of Whitetail Disposal, Inc. and the assets of LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey; and two of which are tuck-in operations in our Eastern region. In the nine months ended September 30, 2023, we acquired five businesses: the equity interests of four wholly owned subsidiaries of GFL Environmental Inc., which included solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware (“GFL Acquisition”); the assets of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), a collection, transfer and recycling business in the greater Albany, New York area (“Twin Bridges Acquisition”); as well as three solid-waste collection businesses that provide collection, transfer and recycling services.
The operating results of the businesses acquired prior to September 30, 2024 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition.

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
A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Nine Months Ended September 30,
	2024	2023
Purchase Price:
Cash used in acquisitions, net of cash acquired	$261,235	$842,635
Working capital settlements	(2,633)	—
Holdbacks and additional consideration owed	1,575	2,435
Total consideration	$260,177	$845,070
Allocated as follows:
Current assets	$7,309	$19,297
Property, plant and equipment:
Land	1,310	6,760
Buildings and improvements	1,004	29,636
Machinery and equipment	56,396	175,309
Operating lease right-of-use assets	5,222	11,732
Intangible assets:
Trade names	1,970	—
Covenants not-to-compete	10,754	37,648
Customer relationships	57,713	145,553
Deferred tax liability	(23,509)	(11,013)
Current liabilities	(23,268)	(21,724)
Operating lease liabilities, less current portion	(5,092)	(9,939)
Other long-term liabilities	—	(828)
Fair value of assets acquired and liabilities assumed	89,809	382,431
Excess purchase price allocated to goodwill	$170,368	$462,639
Purchase price allocations are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for the nine months ended September 30, 2024 are subject to change. Amounts in the nine months ended September 30, 2023 are preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired.

Unaudited pro forma combined operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$419,593	$400,081	$1,195,575	$1,164,131
Operating income	$23,891	$33,298	$51,151	$72,018
Net income	$5,481	$16,765	$5,961	$26,723

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,808	57,962	58,318	54,228
Basic earnings per common share	$0.09	$0.29	$0.10	$0.49
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	58,921	58,062	58,415	54,325
Diluted earnings per common share	$0.09	$0.29	$0.10	$0.49
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
5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2023	Acquisitions	Business Combination Adjustments	September 30, 2024
Eastern	$73,893	$774	$—	$74,667
Western	285,056	—	704	285,760
Mid-Atlantic	332,247	169,594	946	502,787
Resource Solutions	44,474	—	188	44,662
	$735,670	$170,368	$1,838	$907,876
Summaries of intangible assets by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, September 30, 2024
Intangible assets	$71,326	$330,550	$15,295	$417,171
Less accumulated amortization	(32,413)	(101,369)	(10,077)	(143,859)
	$38,913	$229,181	$5,218	$273,312

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2023
Intangible assets	$61,573	$272,571	$13,325	$347,469
Less accumulated amortization	(26,645)	(72,227)	(7,168)	(106,040)
	$34,928	$200,344	$6,157	$241,429
Intangible amortization expense was $14,043 and $38,845 during the three and nine months ended September 30, 2024, respectively, and $10,109 and $18,405 during the three and nine months ended September 30, 2023, respectively.

A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2023 and thereafter is estimated as follows:

Estimated Future Amortization Expense as of September 30, 2024
For the remainder of the fiscal year ending December 31, 2024	$13,703
Fiscal year ending December 31, 2025	$56,077
Fiscal year ending December 31, 2026	$49,907
Fiscal year ending December 31, 2027	$44,054
Fiscal year ending December 31, 2028	$37,777
Thereafter	$71,794

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$133,904	$113,678
Obligations incurred	5,230	4,023
Revision in estimates (1)	8,477	—
Accretion expense	8,569	7,193
Obligations settled (2)	(6,545)	(7,338)
Ending balance	$149,635	$117,556
(1)Relates to the revision in estimates of the post-closure liability for the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”). See Note 11, Other Items and Charges for further disclosure.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	September 30, 2024	December 31, 2023
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 6.740% as of September 30, 2024	$800,000	$—
Term loan A facility payable quarterly with balance due December 2026 amended and restated in September 2024 as the Term Loan Facility	—	350,000
Term loan A facility payable quarterly with balance due December 2026 amended and restated in September 2024 as the Term Loan Facility	—	419,250
Revolving credit facility (“Revolving Credit Facility”) due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.885%	—	—
Revolving credit facility due December 2026 amended and restated in September 2024 as the Revolving Credit Facility	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) due January 2025 - fixed rate interest period bearing interest at 5.25% through January 2025	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.5%	66,164	53,066
Notes payable maturing through September 2028; bearing interest up to 8.1%	1,500	230
Principal amount of debt	1,099,664	1,054,546
Less—unamortized debt issuance costs	15,787	11,103
Debt less unamortized debt issuance costs	1,083,877	1,043,443
Less—current maturities of debt	38,368	35,781
	$1,045,509	$1,007,662

Credit Facility
In September 2024, we entered into a second amended and restated credit agreement (“Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (“Existing Credit Agreement”). The Credit Agreement provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, the "Credit Facility"). The proceeds of the Credit Facility refinanced our term loans under the Existing Credit Agreement, and may be used for working capital, permitted acquisitions, investments and dividends and distributions, and for other general corporate purposes.
We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200,000, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at Term SOFR or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2024, further advances were available under the Revolving Credit Facility in the amount of $678,500. The available amount is net of outstanding irrevocable letters of credit totaling $21,500, and as of September 30, 2024 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2024, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Loss from Termination of Bridge Financing
In the nine months ended September 30, 2023, we wrote off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3,718, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4,473.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in their fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive loss, net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.

As of both September 30, 2024 and December 31, 2023, we had $515,000 notional amount of active interest rate derivative agreements outstanding. These agreements mature between February 2026 and June 2028 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swaps	Other current assets	$3,011	$5,951
Interest rate swaps	Other non-current assets	2,676	4,413
		$5,687	$10,364

Interest rate swaps	Other accrued liabilities	$1,392	$—
Interest rate swaps	Other long-term liabilities	10,851	11,762
		$12,243	$11,762

Interest rate swaps	Accumulated other comprehensive loss, net of tax	$(6,556)	$(1,398)
Interest rate swaps - tax effect	Accumulated other comprehensive loss, net of tax	1,872	318
		$(4,684)	$(1,080)
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $250 relating to our outstanding legal proceedings as of September 30, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
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
North Country Environmental Services Letter of Deficiency
On June 14, 2024, NCES received a Letter of Deficiency (the “Letter) from DES concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. NCES has entered into preliminary discussions with the New Hampshire Department of Justice concerning an administrative order and associated penalties relative to the deficiencies.
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

We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of September 30, 2024 range between 1.5% and 7.1%. A summary of the changes to the aggregate environmental remediation liabilities for the nine months ended September 30, 2024 and 2023 follows:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$5,889	$6,335
Accretion expense	71	75
Obligations settled (1)	(440)	(338)
Ending balance	5,520	6,072
Less: current portion	1,607	1,799
Long-term portion	$3,913	$4,273
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
On September 19, 2024, we completed a public offering of 5,175 shares of our Class A common stock at a public offering price of $100.00 per share. After deducting stock issuance costs received as of September 30, 2024, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496,569. The net proceeds from this offering were used to repay borrowings under our Revolving Credit Facility and are further available to fund acquisition activity and for general corporate purposes.
Stock Based Compensation
Shares Available For Issuance
In the three months ended June 30, 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (the “Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2024, there were 2,198 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	129	$66.03
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, September 30, 2024	129	$66.03	6.7	$4,311
Exercisable, September 30, 2024	66	$51.26	5.3	$3,200
Stock-based compensation expense related to stock options was $141 and $443 during the three and nine months ended September 30, 2024, respectively, as compared to $126 and $374 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had $1,665 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 3.2 years.
During the three and nine months ended September 30, 2024, the aggregate intrinsic value of stock options exercised was zero dollars.
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
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	181	$84.82
Granted	104	$99.43
Class A Common Stock Vested	(49)	$79.39
Forfeited	(4)	$85.37
Outstanding, September 30, 2024	232	$92.49	2.0	$23,109
Unvested, September 30, 2024	406	$94.41	1.7	$40,430
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 174 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,338 and $6,563 during the three and nine months ended September 30, 2024, respectively, as compared to $2,112 and $6,007 during the three and nine months ended September 30, 2023, respectively.
During the three and nine months ended September 30, 2024, the total fair value of other stock awards vested was $579 and $4,676, respectively.

As of September 30, 2024, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $6,998, which will be recognized over a weighted average period of 2.1 years. As of September 30, 2024, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $6,185, which will be recognized over a weighted average period of 1.8 years.
The weighted average fair value of market-based performance stock units granted during the nine months ended September 30, 2024 was $105.35 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.31% and an expected volatility of 25.3% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $145 and $428 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2024, respectively, as compared to $120 and $318 during the three and nine months ended September 30, 2023, respectively.
Accumulated Other Comprehensive Loss, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2023	$(1,080)
Other comprehensive loss before reclassifications	1,741
Expense reclassified from accumulated other comprehensive loss into interest expense	(6,900)
Income tax benefit related to items of other comprehensive loss	1,555
Other comprehensive loss, net of tax	(3,604)
Balance, September 30, 2024	$(4,684)

A summary of reclassifications out of accumulated other comprehensive loss, net of tax into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accumulated Other Comprehensive Loss, Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive Loss, Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(2,289)	$(1,805)	$(6,900)	$(4,181)	Interest expense
	2,289	1,805	6,900	4,181	Income before income taxes
	762	495	2,034	1,146	Provision for income taxes
	$1,527	$1,310	$4,866	$3,035	Net income

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
A summary of the numerator and denominators used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$5,771	$18,172	$8,660	$27,210
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,325	56,994	62,325	56,994
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding (1)	(4,505)	(20)	(4,995)	(3,754)
Basic weighted average common shares outstanding	58,808	57,962	58,318	54,228
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	113	100	97	97
Diluted weighted average common shares outstanding	58,921	58,062	58,415	54,325
Anti-dilutive potentially issuable shares	7	78	24	75
(1)Adjustments associated with the timing of 5,175 shares of Class A common stock issued as part of the public offering, completed on September 19, 2024, and 6,053 shares of Class A common stock issued as part of the public offering, completed on June 16, 2023. See Note 9, Stockholders’ Equity for disclosure regarding the public offering of Class A common stock completed September 19, 2024.
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and nine months ended September 30, 2024, we recorded charges of $5,450 and $18,297, respectively, and in the three and nine months ended September 30, 2023, we recorded charges of $3,261 and $9,801, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses. The nine months ended September 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when it reached its final capacity. In both the three and nine months ended September 30, 2024, we recorded a non-cash charge of $8,477, which is associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We have revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit.
Legal Settlement
In the nine months ended September 30, 2023, we recorded a charge of $6,150 due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement, which received court approval, was executed on July 24, 2023 and subsequently paid in the nine months ended September 30, 2024.

12.    RELATED PARTY TRANSACTIONS
Leases
In the nine months ended September 30, 2024, we extended the lease related to our corporate headquarters in Rutland, Vermont through February 2039 and the lease associated with our Montpelier, Vermont facility through May 2039. Both facilities are leased from a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The terms of the lease agreements require a monthly payment of approximately $34, subject to a fixed annual escalation.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,422	$—	$—
Interest rate swaps	—	5,687	—
	$2,422	$5,687	$—

Liabilities:
Interest rate swaps	$—	$12,243	$—

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,203	$—	$—
Interest rate swaps	—	10,364	—
	$2,203	$10,364	$—
Liabilities:
Interest rate swaps	$—	$11,762	$—
Fair Value of Debt
As of September 30, 2024, the fair value of our fixed rate debt, including our FAME Bonds 2005R-3, FAME Bonds 2015R-1, FAME Bonds 2015R-2, Vermont Bonds 2013, Vermont Bonds 2022A-1, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020, New York Bonds 2020R-2 and New Hampshire Bonds (collectively, the “Industrial Revenue Bonds”) was approximately $232,547 and the carrying value was $232,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of September 30, 2024, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
Three Months Ended September 30, 2024

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$110,404	$28,836	$14,466	$5,593	$437,890
Western	150,756	53,891	25,523	19,654	1,006,158
Mid-Atlantic	64,005	654	13,776	(5,109)	837,855
Resource Solutions	86,462	2,981	4,472	5,545	255,160
Corporate Entities	—	—	937	(1,304)	586,166
Eliminations	—	(86,362)	—	—	—
	$411,627	$—	$59,174	$24,379	$3,123,229

Three Months Ended September 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$97,507	$24,911	$12,381	$11,160	$417,138
Western	136,019	46,307	20,976	20,462	986,659
Mid-Atlantic (1)	43,722	212	10,182	(747)	557,710
Resource Solutions	75,487	4,172	3,452	4,110	242,413
Corporate Entities	—	—	745	(797)	294,095
Eliminations	—	(75,602)	—	—	—
	$352,735	$—	$47,736	$34,188	$2,498,015

Nine Months Ended September 30, 2024

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$310,899	$77,746	$41,950	$19,757	$437,890
Western	426,127	153,736	75,560	46,331	1,006,158
Mid-Atlantic	148,020	1,243	34,338	(16,989)	837,855
Resource Solutions	244,751	8,940	13,806	11,207	255,160
Corporate Entities	—	—	2,895	(6,074)	586,166
Eliminations	—	(241,665)	—	—	—
Total	$1,129,797	$—	$168,549	$54,232	$3,123,229

Nine Months Ended September 30, 2023

Segment	Outside revenues	Inter-company revenues	Depreciation and amortization	Operating income (loss)	Total assets
Eastern	$274,740	$67,843	$36,431	$20,819	$417,138
Western	371,281	125,208	57,559	51,880	986,659
Mid-Atlantic (1)	43,722	212	10,182	(747)	557,710
Resource Solutions	215,232	10,975	9,618	2,854	242,413
Corporate Entities	—	—	2,305	(7,739)	294,095
Eliminations	—	(204,238)	—	—	—
Total	$904,975	$—	$116,095	$67,067	$2,498,015
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collection	$252,579	$206,093	$687,896	$495,917
Disposal	67,453	66,337	182,716	181,433
Landfill gas-to-energy	1,651	1,797	6,144	5,042
Processing	3,482	3,021	8,290	7,351
Solid waste operations	325,165	277,248	885,046	689,743
Processing	34,954	27,782	97,992	75,970
National Accounts	51,508	47,705	146,759	139,262
Resource Solutions operations	86,462	75,487	244,751	215,232
Total revenues	$411,627	$352,735	$1,129,797	$904,975

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
This Quarterly Report on Form 10-Q and, in particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
•our ability to consummate acquisitions, integrate acquired businesses and operations and achieve the expected benefits, including the expected annualized revenues from such acquired businesses and operations;
•our ability to achieve the key strategies of our long-term strategic plan;
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
As of October 15, 2024, we owned and/or operated 70 solid waste collection operations, 71 transfer stations, 28 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Recent Events
Acquisitions
Subsequent to September 30, 2024, we completed the purchase of all the equity interests of Royal Carting and Welsh Sanitation and related real estate assets. This acquisition includes collection and transfer operations in the middle and lower Hudson Valley regions of New York as well as western Connecticut.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2024		2023			2024		2023
Collection	$252.6	61.4%	$206.1	58.4%	$46.5	$687.9	60.9%	$495.9	54.8%	$192.0
Disposal	67.5	16.4%	66.3	18.8%	1.2	182.7	16.2%	181.4	20.0%	1.3
Landfill gas-to-energy	1.7	0.4%	1.8	0.5%	(0.1)	6.1	0.5%	5.0	0.6%	1.1
Processing	3.4	0.8%	3.0	0.9%	0.4	8.3	0.7%	7.4	0.8%	0.9
Solid waste operations	325.2	79.0%	277.2	78.6%	48.0	885.0	78.3%	689.7	76.2%	195.3
Processing	34.9	8.5%	27.8	7.9%	7.1	98.0	8.7%	76.0	8.4%	22.0
National Accounts	51.5	12.5%	47.7	13.5%	3.8	146.8	13.0%	139.3	15.4%	7.5
Resource Solutions operations	86.4	21.0%	75.5	21.4%	10.9	244.8	21.7%	215.3	23.8%	29.5
Total revenues	$411.6	100.0%	$352.7	100.0%	$58.9	$1,129.8	100.0%	$905.0	100.0%	$224.8
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2024 vs. 2023		Period-to-Period Change for the Nine Months Ended September 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$15.2	5.5%	$38.3	5.6%
Volume	(2.8)	(1.0)%	(12.2)	(1.8)%
Surcharges and other fees	(0.5)	(0.2)%	(1.2)	(0.2)%
Commodity price and volume	—	—%	1.6	0.2%
Acquisitions	36.1	13.0%	168.8	24.5%
Solid waste revenues	$48.0	17.3%	$195.3	28.3%

The most significant items impacting the change in our solid waste revenues during the three and nine months ended September 30, 2024 as compared to the prior year periods are summarized below:
•Price increased solid waste revenues both quarterly and year-to-date due to (i) favorable collection pricing of $12.6 million, or 6.1% as a percentage of collection operations quarterly, and $30.6 million, or 6.2% as a percentage of collection operations year-to-date, and (ii) favorable disposal pricing of $2.6 million, or 3.8% as a percentage of disposal operations quarterly, and $7.7 million, or 4.2% as a percentage of disposal operations year-to-date, driven by our landfill and transfer station operations.
•Volume decreased solid waste revenues both quarterly and year-to-date due to (i) lower disposal volumes of $(1.3) million, or (2.0)% as a percentage of disposal operations quarterly, and $(7.3) million, or (4.1)% as a percentage of disposal operations year-to-date, primarily from lower landfill volumes and to a lesser extent year-to-date transportation volumes, partially offset by higher transfer station volumes, in addition to (ii) lower collection volumes of $(1.5) million, or (0.7)% as a percentage of collection operations quarterly, and $(4.9) million, or (1.0)% as a percentage of collection operations year-to-date.
•Acquisitions increased solid waste revenues both quarterly and year-to-date due to activity in line with our growth strategy associated with the timing and acquisition of five business in the nine months ended September 30, 2024, and the rollover impact of seven acquisitions completed in fiscal year 2023, including the acquisition of solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware, which are the basis of one of our regional operating segments, the Mid-Atlantic region (the “GFL Acquisition”).
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period changes in Resource Solutions revenues.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2024		2023			2024		2023
Cost of operations	$267.1	64.9%	$226.3	64.2%	$40.8	$741.7	65.6%	$592.9	65.5%	$148.8
General and administration	$47.0	11.4%	$41.2	11.7%	$5.8	$138.5	12.3%	$112.7	12.5%	$25.8
Depreciation and amortization	$59.2	14.4%	$47.7	13.5%	$11.5	$168.5	14.9%	$116.1	12.8%	$52.4
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2024		2023			2024		2023
Direct costs	$96.1	23.3%	$86.7	24.6%	$9.4	$262.7	23.3%	$225.5	24.9%	$37.2
Direct labor costs	63.1	15.3%	49.3	14.0%	13.8	169.6	15.0%	123.3	13.6%	46.3
Direct operational costs	29.1	7.1%	25.1	7.1%	4.0	84.1	7.4%	71.1	7.9%	13.0
Fuel costs	14.4	3.5%	13.6	3.9%	0.8	41.2	3.7%	34.0	3.8%	7.2
Maintenance and repair costs	33.8	8.3%	27.1	7.7%	6.7	96.2	8.4%	72.6	8.0%	23.6
Other operational costs	30.6	7.4%	24.5	6.9%	6.1	87.9	7.8%	66.4	7.3%	21.5
	$267.1	64.9%	$226.3	64.2%	$40.8	$741.7	65.6%	$592.9	65.5%	$148.8
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and nine months ended September 30, 2024 as compared to the prior year periods are summarized below:
•Direct costs increased in aggregate dollars primarily due to (i) acquisitions and (ii) higher third-party disposal rates reflecting cost inflation; partially offset in year-to-date dollars, and more than offset as a percentage of revenues, by lower hauling and transportation costs in our Resource Solutions segment primarily related to municipal biosolid volumes in our National Accounts business.
•Direct labor costs increased primarily due to (i) acquisitions and (ii) higher wages and benefit costs reflecting cost inflation; partially offset by improved routing efficiencies.
•Direct operational costs increased in aggregate dollars primarily due to (i) acquisitions, (ii) higher leachate disposal costs, (iii) higher short term rental expense driven by delays in the delivery of fleet vehicles as well as needs from entering new municipal contracts, (iv) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (v) higher accruals related to insurance claims quarterly and (vi) general cost inflation.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset primarily by lower diesel fuel prices. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
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
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2024		2023			2024		2023
Labor costs	$30.2	7.3%	$26.8	7.6%	$3.4	$89.5	7.9%	$74.1	8.2%	$15.4
Professional fees	2.6	0.6%	2.2	0.6%	0.4	10.6	0.9%	6.9	0.8%	3.7
Provision for expected credit losses	1.4	0.3%	0.7	0.2%	0.7	1.4	0.1%	1.7	0.2%	(0.3)
Other	12.8	3.2%	11.5	3.3%	1.3	37.0	3.4%	30.0	3.3%	7.0
	$47.0	11.4%	$41.2	11.7%	$5.8	$138.5	12.3%	$112.7	12.5%	$25.8
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars in the three and nine months ended September 30, 2024 as compared to the prior year periods, primarily due to (i) acquisition activity, including increased labor costs, professional fees and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, incentive compensation and benefit costs, (iii) year-to-date legal expenses associated with employee separation, (iv) higher accruals related to insurance claims quarterly, (v) an increased provision for expected credit losses quarterly in our Mid-Atlantic region due to the aging of receivables and (vi) general cost inflation.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2024		2023			2024		2023
Depreciation expense	$33.4	8.1%	$27.5	7.8%	$5.9	$97.2	8.6%	$68.8	7.6%	$28.4
Landfill amortization expense	11.7	2.8%	10.1	2.9%	1.6	32.5	2.9%	28.9	3.2%	3.6
Other amortization expense	14.1	3.5%	10.1	2.8%	4.0	38.8	3.4%	18.4	2.0%	20.4
	$59.2	14.4%	$47.7	13.5%	$11.5	$168.5	14.9%	$116.1	12.8%	$52.4
Depreciation and amortization expense increased in the three and nine months ended September 30, 2024 as compared to the prior year periods, primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions from the prior year periods, more than offsetting lower landfill volumes.

Expense from Acquisition Activities
In the three and nine months ended September 30, 2024, we recorded charges of $5.5 million and $18.3 million, respectively, and in the three and nine months ended September 30, 2023, we recorded charges of $3.3 million and $9.8 million, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses. The nine months ended September 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”) and later closed it in November 2018 when it reached its final capacity. In both the three and nine months ended September 30, 2024, we recorded a non-cash charge of $8.5 million, which is associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We have revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit.
In the three and nine months ended September 30, 2023, we recorded charges of $0.1 million and $0.3 million, respectively, associated with legal and other transaction costs associated with various matters as part of the Southbridge Landfill closure.
Legal Settlement
In the nine months ended September 30, 2023, we recorded a charge of $6.2 million due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 ("FLSA") as well as state wage and hours laws. The settlement agreement, which received court approval, was executed on July 24, 2023 and subsequently paid in the nine months ended September 30, 2024.
Other Expenses
Interest Expense, net
Our interest expense, net increased $4.1 million in the three months ended September 30, 2024 as compared to the prior year period primarily due to the prior year period having higher average cash balances due to the timing of financing activities completed in the nine months ended September 30, 2023 resulting in higher interest income in the three months ended September 30, 2023.
Our interest expense, net increased $16.2 million year-to-date as compared to the prior year period primarily due to: (i) entering into a $430.0 million aggregate principal amount term loan A facility to fund the GFL Acquisition in June 2023, (ii) higher average interest rates year-to-date, and (iii) the issuance of $35.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 in August 2023.
Loss from Termination of Bridge Financing
In the nine months ended September 30, 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3.7 million, and an unsecured bridge financing agreement in connection with the acquisition of collection, transfer and recycling operations in the greater Albany, New York Area (dba Twin Bridges) (the “Twin Bridges Acquisition”) of $4.5 million.
Provision for Income Taxes
Our provision for income taxes decreased $(1.4) million and decreased $(2.1) million in the three and nine months ended September 30, 2024, respectively, from the prior year periods. The 43.5% effective rate for the nine months ended September 30, 2024 was computed based on the statutory rate of 21% adjusted primarily for state taxes, nondeductible officer compensation, and an increase in the effective state rate due to tax losses in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. This effective rate exceeded the 24.4% effective rate for the nine months ended September 30, 2023 primarily due to the current period rate having lower tax deductible equity compensation in excess of book expense and an increase in the effective state rate for tax losses in certain states requiring valuation losses. The substantial increase in the effective tax rate from the nine months ended September 30, 2023 to the nine months ended September 30th, 2024 is due to the permanent items being more impactful as a result of the decrease in pre-tax income for such periods.

The projected effective rate excluding discrete items for the fiscal year ending December 31, 2024 is 41.5%, whereas such rate for fiscal year 2023 was 31.0%. The projected effective rate excluding discrete items is computed based on the statutory rate of 21%. The discrete items for the nine months ended September 30, 2024 increased the rate by 2.0%, whereas the discrete items for the nine months ended September 30th, 2023 decreased the rate by (2.9%).
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Our $7.2 million in federal net operating loss carryforwards generated as of the end of 2017 continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in 2024 and future years. Federal net operating losses generated after 2017, totaling $150.3 million carried forward to 2024, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
In addition, the TCJ Act added limitations on the deductibility of interest expense and potentially could limit the deductibility of some of our interest expense. Any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation.
Segment Reporting
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2024	2023		2024	2023
Eastern	$110.4	$97.5	$12.9	$310.9	$274.7	$36.2
Western	150.8	136.0	14.8	426.1	371.3	54.8
Mid-Atlantic (1)	64.0	43.7	20.3	148.0	43.7	104.3
Resource Solutions	86.4	75.5	10.9	244.8	215.3	29.5
Total revenues	$411.6	$352.7	$58.9	$1,129.8	$905.0	$224.8
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2024	2023		2024	2023
Eastern	$5.6	$11.2	$(5.6)	$19.8	$20.8	$(1.0)
Western	19.7	20.5	(0.8)	46.3	51.9	(5.6)
Mid-Atlantic (1)	(5.1)	(0.7)	(4.4)	(17.0)	(0.7)	(16.3)
Resource Solutions	5.5	4.1	1.4	11.2	2.9	8.3
Corporate Entities	(1.3)	(0.9)	(0.4)	(6.1)	(7.8)	1.7
Operating income	$24.4	$34.2	$(9.8)	$54.2	$67.1	$(12.9)
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2024 vs. 2023		Period-to-Period Change for the Nine Months Ended September 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$6.5	6.7%	$16.6	6.0%
Volume	1.8	1.8%	3.9	1.4%
Surcharges and other fees	(0.7)	(0.7)%	(4.2)	(1.5)%
Commodity price and volume	0.1	0.1%	0.7	0.3%
Acquisitions	5.2	5.3%	19.2	7.0%
Solid waste revenues	$12.9	13.2%	$36.2	13.2%

Solid waste revenues increased in the three and nine months ended September 30, 2024 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $5.6 million, or 8.1% as a percentage of collection operations quarterly, and $14.0 million, or 7.2% as a percentage of collection operations year-to-date, (iii) favorable disposal pricing of $0.9 million, or 3.8% as a percentage of disposal operations quarterly, and $2.6 million, or 3.5% as a percentage of disposal operations year-to-date, and (iv) higher disposal volume of $2.0 million, or 7.7% as a percentage of disposal operations quarterly, and $4.6 million, or 6.2% as a percentage of disposal operations year-to-date; partially offset by (a) lower surcharges and fees both quarterly and year-to-date due to lower energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower sustainability recycling adjustment fee (“SRA Fee(s)”) revenues from higher recycled commodity prices as compared to the prior year periods, partly counteracted by an increase in the environmental component of the E&E Fee to help offset environmental, regulatory and other operating costs, as well as (b) lower collection volume of $(0.2) million, or (0.2)% as a percentage of collection operations quarterly, and $(0.7) million, or (0.4)% as a percentage of collection operations year-to-date.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our SRA Fees and the energy component of our E&E Fees.
Operating income decreased in the three and nine months ended September 30, 2024 by $(5.6) million and $(1.0) million, respectively, as compared to the prior year periods. The period-over-period decreases were driven by (i) the charge related to the Southbridge Landfill, (ii) higher costs associated with operating and supporting acquired businesses, (iii) increased depreciation expense due to acquisitions and investment in property and equipment, (iv) general cost inflation, including for disposal, labor, and maintenance costs, (v) higher leachate disposal costs, (vi) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (vii) higher accruals related to insurance claims quarterly and (viii) the allocation of higher corporate costs; partially offset by (a) revenue growth, described above, (b) higher intercompany related operating income, (c) lower costs due to improved routing efficiencies and (d) a charge for the FLSA-related legal settlement recorded during the nine months ended September 30, 2023. See further discussion about the charge related to the Southbridge Landfill above in “Operating Expenses”.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2024 vs. 2023		Period-to-Period Change for the Nine Months Ended September 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$7.4	5.5%	$20.5	5.5%
Volume	(3.9)	(2.9)%	(15.3)	(4.1)%
Surcharges and other fees	(0.8)	(0.6)%	(3.8)	(1.0)%
Commodity price and volume	(0.1)	(0.1)%	0.9	0.2%
Acquisitions	12.2	8.9%	52.5	14.2%
Solid waste revenues	$14.8	10.8%	$54.8	14.8%

Solid waste revenues increased in the three and nine months ended September 30, 2024 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $5.9 million, or 6.3% as a percentage of collection operations quarterly, and $15.4 million, or 6.0% as a percentage of collection operations year-to-date, and (iii) favorable disposal pricing of $1.5 million, or 3.9% as a percentage of disposal operations quarterly, and $5.1 million, or 4.8% as a percentage of disposal operations year-to-date; partially offset by (a) lower disposal volume of $(3.2) million, or (8.1)% as a percentage of disposal operations quarterly, and $(11.8) million, or (11.0)% as a percentage of disposal operations year-to-date, mainly driven by lower landfill C&D and special waste volumes, (b) lower collection volume of $(0.7) million, or (0.7)% as a percentage of collection operations quarterly, and $(3.5) million, or (1.4)% as a percentage of collection operations year-to-date, due to customer churn and (c) lower surcharges and fees both quarterly and year-to-date due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower SRA Fee revenues from higher recycled commodity prices as compared to the prior year periods, partly counteracted by an increase in the environmental component of the E&E Fee to help offset environmental, regulatory and other operating costs.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding our SRA Fees and the energy component of our E&E Fees.
Operating income declined in the three and nine months ended September 30, 2024 by $(0.8) million and $(5.6) million, respectively, as compared to the prior year periods. The period-over-period declines were due to (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) increased depreciation expense due to acquisitions and investment in property and equipment, (iii) general cost inflation, including for disposal, labor, and maintenance costs, (iv) delays in the delivery of fleet vehicles resulting in higher short term rental and vehicle maintenance costs, (v) higher leachate disposal costs, (vi) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (vii) higher accruals related to insurance claims quarterly, (viii) the allocation of higher corporate costs, (ix) higher expense from acquisition activities quarterly, and (x) a gain on resolution of acquisition-related contingent consideration in the nine months ended September 30, 2023 associated with the reversal of a contingency for a transfer station permit expansion that was deemed no longer viable; partially offset by (a) revenue growth, described above, (b) higher intercompany related operating income, (c) a charge for the FLSA-related legal settlement recorded during the nine months ended September 30, 2023, and (d) improved routing efficiencies. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2024 vs. 2023		Period-to-Period Change for the Nine Months Ended September 30, 2024 vs. 2023
	Amount	% Growth	Amount
Price	$1.2	2.8%	$1.2
Volume	(0.7)	(1.7)%	(0.7)
Surcharges and other fees	1.0	2.4%	6.7
Acquisitions	18.8	42.9%	97.1
Solid waste revenues (1)	$20.3	46.4%	$104.3
(1)Our Mid-Atlantic region operating segment, consisting of collection and transfer station operations, commenced on July 1, 2023 following the GFL Acquisition.
The operating losses of $(5.1) million and $(17.0) million in the three and nine months ended September 30, 2024, respectively, were impacted by $3.2 million quarterly and $12.3 million year-to-date of expense from acquisition activities, comprised primarily of integration costs, including rebranding efforts and a charge in the nine months ended September 30, 2024 for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business; as well as the impact of accelerated amortization schedules of certain acquired intangibles and an increased provision for expected credit losses quarterly due to the aging of receivables.
The operating losses of $(0.7) million in the three and nine months ended September 30, 2023 were driven primarily by solid waste collection services, as revenues, inclusive of intercompany revenues, more than offset by $30.0 million cost of operations, $3.0 million of general and administration expense, $10.2 million of depreciation and amortization expense and $1.5 million of expense from acquisition activities, comprised primarily of legal, consulting and integration costs pertaining to the GFL Acquisition. See further discussion about the expense from acquisition activities above in “Operating Expenses”.

Resource Solutions
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2024 vs. 2023		Period-to-Period Change for the Nine Months Ended September 30, 2024 vs. 2023
	Amount	% Growth	Amount	% Growth
Price	$2.5	3.2%	$11.8	5.5%
Volume	7.3	9.7%	10.7	5.0%
Surcharges and other fees	(0.3)	(0.2)%	(0.6)	(0.3)%
Acquisitions	1.4	1.8%	7.6	3.5%
Resource Solutions revenues	$10.9	14.5%	$29.5	13.7%

Resource Solutions revenues increased in the three and nine months ended September 30, 2024 as compared to the prior year periods, due to the impact from (i) higher recycled commodity pricing of $7.1 million, or 31.2% as a percentage of recycling operations quarterly, and $16.8 million, or 27.7% as a percentage of recycling operations year-to-date, (ii) the contribution from acquisitions, (iii) National Accounts business pricing growth of $0.5 million, or 1.1% as a percentage of National Accounts operations quarterly, and $4.9 million, or 3.5% as a percentage of National Accounts operations year-to-date, (iv) higher recycling volumes of $3.5 million, or 15.5% as a percentage of recycling operations quarterly, and $7.6 million, or 12.7% as a percentage of recycling operations year-to-date, (v) higher other processing price of $0.3 million, or 6.4% as a percentage of other processing operations quarterly, and $1.0 million, or 6.5% as a percentage of other processing operations year-to-date (vi) higher National Accounts business volumes of $3.4 million, or 7.2% as a percentage of National Accounts operations quarterly, and $3.2 million, or 2.3% as a percentage of National Accounts operations year-to-date, (vii) higher other processing volumes of $0.4 million, or 7.0% as a percentage of other processing operations quarterly, and lower other processing volumes of $(0.1) million, or (0.9%) as a percentage of other processing operations year-to-date, (viii) lower tipping fees primarily related to contract structures that work to offset recycled commodity price movements of $(5.4) million, or (24.1)% as a percentage of recycling operations quarterly, and $(10.9) million, or (18.0)% as a percentage of recycling operations year-to-date, and (ix) lower surcharges and other fees associated with our National Accounts business.
Operating income increased in the three and nine months ended September 30, 2024 by $1.4 million and $8.3 million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) revenue growth, described above, and (ii) lower direct costs associated with hauling and transportation year-to-date relating to municipal biosolid volumes in our National Accounts business; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) the allocation of higher corporate costs, (d) general cost inflation, including for disposal, labor, and maintenance costs, and (e) lower intercompany related operating income.
Corporate Entities
Corporate Entities operating loss reflects those costs not allocated to our reportable operating segments, which consists of depreciation and amortization expense and certain expense from acquisition activities. Operating deficit increased $(0.4) million and decreased $1.7 million in the three and nine months ended September 30, 2024, respectively, as compared to the prior year periods, driven primarily by the timing of acquisition activities. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of September 30, 2024, we had $678.5 million of available and undrawn capacity under our $700.0 million revolving credit facility (“Revolving Credit Facility”) and $519.0 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.

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
A summary of cash and cash equivalents, restricted assets and debt balances, excluding any debt issuance costs, (in millions) follows:

	September 30, 2024	December 31, 2023	$ Change
Cash and cash equivalents	$519.0	$220.9	$298.1
Current assets, excluding cash and cash equivalents	$224.1	$205.4	$18.7
Restricted assets	$2.4	$2.2	$0.2
Total current liabilities:
Current liabilities, excluding current maturities of debt	$252.9	$243.1	$9.8
Current maturities of debt	38.4	35.8	2.6
Total current liabilities	$291.3	$278.9	$12.4
Debt, less current portion, excluding unamortized debt issuance costs	$1,061.3	$1,018.8	$42.5
Current assets, excluding cash and cash equivalents, increased $18.7 million and current liabilities, excluding current maturities of debt, increased $9.8 in the nine months ended September 30, 2024, resulting in a $8.9 million increase in working capital, net (defined as current assets, excluding cash and cash equivalents, minus current liabilities, excluding current maturities of debt), from $(37.7) million as of December 31, 2023 to $(28.8) million as of September 30, 2024. We strive to minimize net working capital by driving shorter days sales outstanding as compared to days payable outstanding.
Summary of Cash Flow Activity
Cash and cash equivalents increased $298.1 million in the nine months ended September 30, 2024. A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2024	2023
Net cash provided by operating activities	$171.6	$157.8	$13.8
Net cash used in investing activities	$(384.6)	$(937.2)	$552.6
Net cash provided by financing activities	$511.1	$930.0	$(418.9)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2024	2023
Net income	$8.7	$27.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168.5	116.1
Interest accretion on landfill and environmental remediation liabilities	8.8	7.5
Amortization of debt issuance costs	2.2	2.2
Stock-based compensation	7.4	6.7
Operating lease right-of-use assets expense	13.1	11.0
Disposition of assets, other items and charges, net	12.5	0.3
Loss from termination of bridge financing	—	8.2
Deferred income taxes	3.4	5.2
	224.6	184.4
Changes in assets and liabilities, net	(53.0)	(26.6)
Net cash provided by operating activities	$171.6	$157.8

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $13.8 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. This was the result of revenue growth driven by acquisition activity, partially offset by higher interest expense and an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, see “Results of Operations” above.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2024	2023
Acquisitions, net of cash acquired	$(259.2)	$(847.8)
Additions to property and equipment	(126.4)	(90.4)
Additions to intangible assets	(0.3)	—
Proceeds from sale of property and equipment	1.1	1.0
Proceeds from property insurance settlement	0.2	—
Net cash used in investing activities	$(384.6)	$(937.2)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the nine months ended September 30, 2024, we acquired five businesses for total consideration of $(260.2) million, including $(261.2) million in cash, made $(0.9) million in payments on businesses previously acquired and received a $2.9 million working capital settlement on a business previously acquired, as compared to the nine months ended September 30, 2023 during which we acquired five businesses, including the GFL Acquisition, for total consideration of $845.1 million, including $842.6 million in cash and paid $5.2 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $36.0 million higher in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to higher capital spend driven by (i) acquisition activity, (ii) spend related to the retrofitting of our Willimantic, Connecticut materials recovery facility, (iii) landfill development and (iv) the timing of spend and increased investment in our fleet.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2024	2023
Proceeds from long-term borrowings	$801.8	$465.0
Principal payments on debt	(780.9)	(18.5)
Payments of debt issuance costs	(6.4)	(12.8)
Proceeds from the exercise of share based awards	—	0.1
Proceeds from the public offering of Class A common stock	496.6	496.2
Net cash provided by financing activities	$511.1	$930.0
Debt activity. Net cash associated with debt activity decreased $(425.6) million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. In September 2024, we entered into a second amended and restated credit agreement (“Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (“Existing Credit Agreement”). The Credit Agreement provides for a $800.0 million aggregate principal amount term loan A facility (“Term Loan Facility”) and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the "Credit Facility"). The proceeds of the Credit Facility refinanced our existing $769.3 million aggregate principal amount term loan A facilities under the Existing Credit Agreement, including the $430.0 million aggregate principal amount 2023 term loan A facility we entered into in June 2023.
Payment of debt issuance costs. We paid $6.4 million of debt issuance costs in the nine months ended September 30, 2024 primarily related to refinancing activities associated with entering into the Credit Agreement as compared to $12.8 million in the nine months ended September 30, 2023, which included $8.7 million related to bridge financing activities associated with the GFL Acquisition and the Twin Bridges Acquisition.
Proceeds from the public offering of Class A Common Stock. In the nine months ended September 30, 2024, we completed a public offering of 5.2 million shares of our Class A common stock at a public offering price of $100.00 per share. After deducting stock issuance costs received as of September 30, 2024, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496.6 million. The net proceeds from this offering were used to repay borrowings under our Revolving Credit Facility and are further available to fund acquisition activity and for general corporate purposes.
In the nine months ended September 30, 2023, we completed a public offering of 6.1 million shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs received as of September 30, 2023, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496.2 million. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, and to repay borrowings and/or debt securities.
Outstanding Long-Term Debt
Credit Facility
As of September 30, 2024, we are party to the Credit Agreement, which provides for a $800.0 million aggregate principal amount Term Loan Facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Amended and Restated Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2024, further advances were available under the Revolving Credit Facility in the amount of $678.5 million. The available amount is net of outstanding irrevocable letters of credit totaling $21.5 million, and as of September 30, 2024 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2024, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended September 30, 2024	Covenant Requirements at September 30, 2024
Maximum consolidated net leverage ratio (1)	2.57	4.00
Minimum interest coverage ratio	6.40	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $999.7 million as of September 30, 2024, or $1,099.7 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2024. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2024
Net cash provided by operating activities	$246.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures	46.1
Stock based compensation	(9.8)
Operating lease right-of-use assets expense	(7.8)
Landfill capping charge - veneer failure	(3.0)
Disposition of assets, other items and charges, net	(12.9)
Interest expense, less amortization of debt issuance costs	59.9
Provision for income taxes, net of deferred income taxes	3.9
Adjustments as allowed by the Credit Agreement (1)	65.8
Consolidated EBITDA	$389.1
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro-forma impact of acquisitions on consolidated EBITDA.
In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2024, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.

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
Tax-Exempt Financings and Other Debt
As of September 30, 2024, we had outstanding $232.0 million aggregate principal amount of tax exempt bonds; $66.2 million aggregate principal amount of finance leases; and $1.5 million aggregate principal amount of notes payable.
See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding debt.
Inflation
Inflationary increases in costs, including current cost inflation associated primarily with labor, certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. While inflation negatively impacted operating results and margins during the three and nine months ended September 30, 2024 and 2023, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
Based on our consumption levels in the last twelve months ended September 30, 2024, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $6.3 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of September 30, 2024 and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.6 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and nine months ended September 30, 2024, our fuel costs were $14.4 million, or 3.5% of revenue, and $41.2 million, or 3.7% of revenue, respectively, as compared to $13.6 million, or 3.9% of revenue, and $34.0 million, or 3.8% of revenue, in the three and nine months ended September 30, 2023, respectively.

Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2024, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of September 30, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
The impact of interest rate risk as of September 30, 2024 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is provided in Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1,000,000 or More
Item 103 of the Securities and Exchange Commission's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions, exclusive of interest and costs, will not equal or exceed a specified threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Pursuant to Item 103, we have determined such disclosure threshold to be $1,000,000. Information relating to environmental proceedings is provided in Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

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
ITEM 5.    OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2024.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1+
Second Amended and Restated Credit Agreement, dated as of September 27, 2024, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, Bank of America, N.A., as administrative agent, BofA Securities, Inc. and TD Securities (USA) LLC, as Sustainability Coordinators, the other letter of credit issuers and arrangers party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on September 30, 2024 (File No. 000-23211)).

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: October 31, 2024	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: October 31, 2024	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)