Form 10-K
period 2024-12-31
CASELLA WASTE SYSTEMS INC
filed 2025-02-18
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the Nasdaq Stock Market at the close of business on June 28, 2024 was approximately $5.6 billion. The registrant does not have any non-voting common stock outstanding.
There were 62,370,275 shares of Class A common stock, $0.01 par value per share, of the registrant outstanding at January 31, 2025. There were 988,200 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding at January 31, 2025.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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
For more information about our reportable operating segments, please see “Operational Overview.” For financial information concerning our reportable operating segments refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Growth Strategy
Our primary objective is to maximize long-term shareholder value through a combination of financial performance, acquisition and organic growth, and strategic asset positioning, while operating in a safe and environmentally sound manner. Throughout our history we have worked with many of our key customers to improve their environmental footprint and to help meet sustainability goals by increasing their recycling rates, diverting organic materials out of the waste stream into beneficial use processes, and partnering to develop resource solutions within their organizations or communities. Since we first began operating in Vermont in 1975, 50 years ago, our business strategy has been firmly tied to creating a sustainable resource management model, and we continue to be rooted in these same tenets today.
We continue to invest in resources (team, technology, facilities, and capital) to further develop this important long-term strategy that we believe differentiates our service offerings to our customers, makes us an employer of choice for our people, and improves our economic returns. We strive to create long-term value for all of our stakeholders, including customers, employees, communities and shareholders.
We closed on eight acquisitions in the fiscal year ended December 31, 2024 (“ fiscal year 2024”), which further densified our Mid-Atlantic platform, expanded our operations into New Jersey as well as New York’s middle and lower Hudson Valley, and closed on several tuck-in acquisitions within our existing footprint. We believe that we are well-positioned to explore and capitalize on future growth opportunities. For information regarding our business acquisitions, see Note 5, Business Combinations to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our key strategies, set forth below, reflect our continued focus on creating shareholder value through execution against our core competencies, disciplined growth strategy and strengthening foundational pillars.
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

Increasing Landfill Returns
Over the last 10 years, disposal capacity has tightened in the Northeast market as permanent site closures have reduced capacity and greater volumes are leaving the market via rail to out-of-state disposal sites. Given this backdrop and the positioning of our assets, and in response to persistent cost inflation, we advanced landfill pricing by 4.4% for fiscal year 2024, as compared to the fiscal year ended December 31, 2023 (“fiscal year 2023”). We believe that a positive pricing backdrop will continue, as additional site closures may occur over the next several years.
We have been active in seeking to develop additional landfill capacity, and in fiscal year 2024, our rail-served operations commenced at our Subtitle D landfill located in Mount Jewett, Pennsylvania (“McKean Landfill”). While the initial volumes have been modest, as expected, we believe this facility has the potential to provide further disposal certainty to our customers and to the Northeast market over time. Over the years, we have been successful in advancing key permitting activities at select sites across our footprint, resulting in increased annual capacity limits and expanded total permitted capacity. Since early 2016, we have advanced permit increases at our Subtitle D landfills, cumulatively adding approximately 0.5 million tons per year of permitted capacity and approximately 50.9 million cubic yards of total permitted airspace.
We also continue to focus on improving our landfill returns and operations through various initiatives related to internalization opportunities, sourcing of profitable volumes, enhanced safety, improved compliance, consistent operating practices, and capital efficiency programs.
Driving Additional Profitability in Collection Operations
Collection pricing was up 6.5% for fiscal year 2024, as compared to fiscal year 2023, with sustained execution against our strategic pricing programs, which helped to offset cost inflation. We also continue to advance several key operational initiatives, including route optimization and automation, acquisition integration and maintenance programs to further reduce our operating costs and improve safety in our collection operations. Our comprehensive fleet plan is designed to optimize our fleet and target truck replacements in order to maximize returns, reduce our operating expenses through lower maintenance costs, improve our service levels through reduced down times, and increase automation and optimization of trucks and service types.
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
The combination of these operating advancements and pricing programs are driving improved results in our collection operations. In addition, we remain focused on mitigating fuel cost exposure through our floating fuel cost recovery fee program.
Creating Incremental Value Through Resource Solutions
Our Resource Solutions operating segment's business strategy is focused on driving value-added resource management and sustainability-oriented solutions to our customers. These solutions range from professional services to large industrial, institutional or multi-site retail customers, our organics business, which provides organics processing and disposal, and our large scale, technology-driven recycling business.
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
A focus of our recycling business model is to reduce exposure to recycling commodity price volatility and drive adequate returns in all market cycles. We have accomplished this by: (1) restructuring most third-party processing contracts to limit downside risk through processing fees; (2) implementing our sustainability recycling adjustment fee (“SRA Fee(s)”) that floats inversely to changes in recycling commodity prices; (3) investing in processing infrastructure to reduce operating costs and improve the quality of post-sorted commodities, such as the replacement and upgrade of the processing equipment at select materials recovery facilities (“MRF”); and (4) developing strong partnerships with industrial consumers of recycled materials to ensure circularity. Where implemented, our risk mitigation programs offset most recycling commodity price decline and allow us to return value to our customers with higher recycling commodity prices through lower tipping fees and a lower SRA Fee. Given our growth strategy, at times, the businesses we acquire may not have sufficient risk mitigation programs and thus may temporarily increase our recycling commodity risk exposure. Over time, we strive to mitigate recycling commodity risk exposure and improve returns.
Our National Accounts business consists of brokerage and resource management services provided to large customers with broad sustainability needs. This professional services business drove positive sales growth in fiscal year 2024 as National

Accounts volumes increased 4.3% as compared to fiscal year 2023. This volume growth reflects our sales expertise coupled with increased demand for resource management services from select larger customers. We remain focused on helping large industrial and institutional customers develop and achieve actionable resource management and sustainability goals.
Allocating Capital to Return-Driven Growth
We have focused on a balanced growth strategy through a combination of acquisitions, development projects, and new contracts while adhering to strict capital discipline standards, with the objective of maximizing risk-adjusted returns on capital invested and maintaining prudent capitalization. Consistent with this strategy, we have grown our business and maintained conservative debt levels with a consolidated net leverage ratio of 2.54x as of December 31, 2024. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more disclosure about our consolidated net leverage ratio. We believe the strength of our balance sheet coupled with a robust acquisition pipeline positions us well for continued execution against our growth strategy.
We have acquired 68 solid waste collection, transfer and recycling businesses since the beginning of 2018 through fiscal year 2024 with over $800 million of total annualized revenues. This includes eight solid waste, collection, transfer and recycling businesses acquired in fiscal year 2024 with over $200 million in total annualized revenues.
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
Strengthening Foundational Pillars
Our strategy execution is supported by strengthening our foundational pillars: people, sustainable growth, technology, and facilities. We believe that it is important to continue to invest in and strengthen our foundational pillars to support growth and further differentiate our business strategy.
People. We continue to invest in our people through leadership development, our career paths program, technical training for key roles such as drivers and mechanics, and incentive compensation structures that seek to align our employees’ incentives with our long-term goal to improve cash flows and returns on invested capital. As a result of our acquisition activity in fiscal year 2024, which included entry into new markets, we have grown our workforce by over 20% as compared to fiscal year 2023, to over 5,000 employees. Our integration process has focused on welcoming and introducing our culture to new team members as well as providing the necessary resources across all operations. We believe investing in our team and culture, and creating a safe, engaged, and ready workforce is key to our continued success.
Sustainable Growth. We are focused on driving further value through profitable new customer growth and the expansion of services with existing customers. Through an integrated effort across our sales, marketing, engagement, customer care, communications, and sustainability functions, we seek to enhance customer profitability and sustainability, improve key customer retention, and further growth within targeted markets.
We invest in sales training and have developed centralized processes to support and enhance field sales performance that can help advance profitable, scalable growth across the sales organization, while helping to reduce overall sales expenses. We have consistent sales metrics and our compensation programs enhance accountability and alignment across our organization. Our sustainable growth initiatives shape how we interact with our customers and with the communities we serve.
Technology. We continue to execute a multi-year technology strategy, which includes business systems standardization, post-acquisition integration and a multi-faceted digital customer engagement transformation. We have launched an initiative to consolidate and standardize our core revenue, billing and operational systems (our “Lead to Cash” project), successfully completing a pilot in fiscal year 2024 and transitioning to a planned enterprise rollout in 2025 and 2026. We believe that each milestone in this initiative will create significant business value by streamlining middle and back-office operations, eliminating legacy and acquired technologies, and modernizing our overall capabilities.
We plan to continue our measured approach to technology transformation, with capital investment in select technologies that are expected to be long-term strategic fits, drive operational efficiencies, and yield measurable business value.
Facilities. We believe prioritizing and allocating capital to meet our long-term facility needs will help to improve employee safety, operating efficiencies, acquisition integration, and employee engagement. Our facility strategy helps to guide decisions related to facility expansions, consolidations, and relocations as well as key property or facility acquisitions. We are focused on facility standards that create a welcoming and accommodating experience for our employees, customers, vendors, and site visitors. These attributes coupled with improved functional design aim to increase the attraction and retention of key roles across our organization.

Human Capital
We believe that one of the most important factors in achieving our long-term strategies is to hire, develop, and retain employees who adhere to our core values of service, trust, responsibility, integrity, continuous improvement and teamwork (“Core Values”). Our team consists of drivers, vehicle technicians, equipment operators, recycling facility sorters, engineers, accountants, customer care specialists, and many other key roles.
As of January 31, 2025, we employed approximately 5,100 employees, including approximately 900 managerial, sales, clerical, information systems or other administrative employees and approximately 4,200 employees involved in collection, transfer, disposal, recycling, organics or other operations. Approximately 170 of our employees are covered by collective bargaining agreements.
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
We offer our employees access to enhanced benefits such as a concierge surgery service, telemedicine options, access to a certified clinical pharmacist to support employees in managing their medications and healthcare budget, and online psychology appointments. We understand the importance of work-life balance for our employees and offer eight weeks maternity leave as well as maintain a robust employee assistance program designed to provide support and guidance related to personal life challenges and events. Further, our Employee Life Navigator program is focused on employee retention, career development, and financial stability for at risk employees. Through comprehensive compensation and benefits, ongoing employee development, tuition reimbursement and a focus on health, safety and employee well-being, we seek to help our employees in all aspects of their lives so they can realize their value and do their best work.
People, Culture & Belonging
Our commitment to an inclusive workplace is rooted in our Core Values and our People, Culture & Belonging initiatives. Our vision is to draw on our Core Values to promote inclusion through the following:
•directing recruiting efforts to new talent pools, promoting inclusion in our training and development programs, and ensuring equal opportunity within our process for advancing our next cohort of leaders;
•focusing on ongoing training programs for managers that emphasize people, culture and belonging; and
•incorporating inclusive practices as part of our ongoing efforts to upgrade our procurement system and practices.
Employee Engagement, Training and Development
We are committed to building people and cultivating engagement by investing in our career path program in order to provide a clear and measurable development pathway for career growth, including the following training initiatives and programs.
Apprenticeships. We have developed an apprenticeship program for drivers and technicians, where we recruit new employees with a broad range of experiences, perspectives, and backgrounds, and help them build the skills they need to thrive in our organization.
Commercial Driver's License Training. We have developed a commercial driver's license (“CDL”) training school and have partnered with several additional training schools across our operating footprint to help develop skilled drivers for our team. Since opening the training school in 2021, we have supported over 300 drivers in securing their CDL, which has unlocked new opportunities for them within our company.

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
Diesel Mechanic Training. Since the launch of our in house Diesel Technician school in fiscal year 2023, we have trained and certified over 200 diesel technicians throughout our organization. We continue to collaborate with technical schools as well as enhance our training infrastructure and resources to attract, develop, and retain skilled diesel mechanics.
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
Our Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire, central and eastern Massachusetts, and eastern Connecticut. We entered into these wastesheds beginning in 1996 and have expanded primarily through acquisitions and organic growth since that time. Our Western region consists of wastesheds located in Vermont, southwestern New Hampshire, western and upstate New York, western Massachusetts, and in Pennsylvania around our McKean Landfill. We began entering into these wastesheds in 1997 and have expanded primarily through tuck-in acquisitions and organic growth since then. We remain focused on increasing our vertical integration in our Western region through extension of our reach into new markets. Our Mid-Atlantic region consists of wastesheds located in eastern Pennsylvania, western New Jersey, Delaware and Maryland. We began entering into these wastesheds in fiscal year 2023 with the completion of the GFL Acquisition.
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
The following table provides information about each reportable segment (as of January 31, 2025 except revenue information, which is for fiscal year 2024):

	Eastern	Western	Mid-Atlantic	Resource Solutions

Revenues (in millions)	$416.7	$591.2	$219.5	$329.9
Number of Properties:
Solid waste collection facilities	23	33	15	—
Transfer stations	29	41	1	—
Recycling and processing facilities	3	5	—	20
Subtitle D landfills	2	6	—	—
Landfill gas-to-energy facilities	1	2	—	—
Construction and demolition (“C&D”) landfills	—	1	—	—
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
Transfer Stations. Our transfer stations receive, process and transfer solid waste, collected by our various residential and commercial collection operations along with volumes from various third-party service providers, for transport to disposal facilities by larger vehicles. We believe that transfer stations benefit us by: (1) increasing the size of the wastesheds which have access to our landfills or third-party disposal facilities; (2) reducing costs by improving utilization of collection personnel and equipment; and (3) helping us build relationships with municipalities and other customers by providing a local physical presence and enhanced local service capabilities.
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
The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal year 2024, fiscal year 2023 and the fiscal year ended December 31, 2022, (“fiscal year 2022”):

	Fiscal Year 2024			Fiscal Year 2023			Fiscal Year 2022
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	54,635	50,415	105,050	57,547	49,632	107,179	58,705	47,251	105,956
New expansions pursued (3)	—	—	—	—	—	—	—	4,494	4,494
Airspace consumed	(3,401)	—	(3,401)	(3,615)	—	(3,615)	(3,672)	—	(3,672)
Changes in engineering estimates (4)	1,722	(1,226)	496	703	783	1,486	2,514	(2,113)	401
Balance, end of year	52,956	49,189	102,145	54,635	50,415	105,050	57,547	49,632	107,179
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

(3)The increase in capacity associated with new expansion pursued at our Hakes Landfill (defined below) in our Western region in fiscal year 2022.
(4)The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills.
Our Eastern region consists of the following Subtitle D landfills located in Bethlehem, New Hampshire (“NCES Landfill”) and West Old Town, Maine (“Juniper Ridge Landfill”):
NCES Landfill. The NCES Landfill is a Subtitle D landfill located in Bethlehem, New Hampshire that we purchased in 1994. The NCES Landfill currently consists of approximately 52 acres of permitted or permittable landfill area, and is permitted to accept 0.23 million cubic yards of municipal solid waste, C&D material and certain pre-approved special wastes annually. Based on capacity remaining under its existing permit, we expect the NCES Landfill to stop accepting waste by the end of 2027. We are party to an agreement for the construction of a landfill renewable natural gas (“RNG”) facility, which will be constructed, owned and operated by a third party.
Juniper Ridge Landfill. The Juniper Ridge Landfill is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of the Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. The Juniper Ridge Landfill currently consists of approximately 150 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at the Juniper Ridge Landfill. We are party to an agreement for the construction of a landfill RNG facility plant at the Juniper Ridge Landfill, which was constructed, and now owned and operated by a third party.
Our Western region consists of the following Subtitle D landfills located in Coventry, Vermont (“Waste USA Landfill”), Morrisonville, New York (“Clinton County Landfill”), Angelica, New York (“Hyland Landfill”), Seneca, New York (“Ontario County Landfill”), Chemung, New York (“Chemung County Landfill”) and the McKean Landfill, and a C&D landfill located in Campbell, New York (“Hakes Landfill”):
Waste USA Landfill. The Waste USA Landfill is a Subtitle D landfill located in Coventry, Vermont that we purchased in 1995, and is the only operating permitted Subtitle D landfill in the State of Vermont. The Waste USA Landfill consists of approximately 144 acres of permitted or permittable landfill area and is permitted to accept up to 0.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Waste USA Landfill site houses a landfill gas-to-energy plant, which is owned and operated by a third party, that has the capacity to generate 8.0 MW of energy.
Clinton County Landfill. The Clinton County Landfill is a Subtitle D landfill located in Morrisonville, New York that we have operated under an operating, management and lease agreement since 1996. The Clinton County Landfill currently consists of approximately 197 acres of permitted or permittable landfill area, portions of which are leased from Clinton County, and other portions owned by us, is permitted to accept up to approximately 0.3 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Clinton County Landfill site houses a landfill gas-to-energy facility, which we own, but is operated by a third party, that has the capacity to generate 6.4 MW of energy.
Hyland Landfill. The Hyland Landfill is a Subtitle D landfill located in Angelica, New York that we own, and that began accepting waste in 1998. The Hyland Landfill currently consists of approximately 178 acres of permitted or permittable landfill area and is permitted to accept up to 0.5 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Hyland Landfill site houses a landfill gas-to-energy facility, which we own, but is operated by a third party, that has the capacity to generate 4.8 MW of energy. We are party to an agreement for the construction of a RNG facility at the Hyland Landfill, which will be constructed, owned and operated by a third party. Once operational, the RNG facility will replace the operations of our landfill gas-to-energy project.

Ontario County Landfill. The Ontario County Landfill is a Subtitle D landfill located in Seneca, New York. In 2003, we entered into a 25-year operation, management and lease agreement for the Ontario County Landfill (“OMLA”) with the Ontario County Board of Supervisors. The Ontario County Landfill currently consists of approximately 171 acres of permitted landfill area and is permitted to accept up to 0.9 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually, and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. In January 2016, we received an expansion permit at the Ontario County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. The Ontario County Landfill site houses a Zero-Sort MRF, which is operated by us, and a landfill gas-to-energy facility, which is owned and operated by a third party, that has the capacity to generate 11.2 MW of energy. On December 5, 2024, the Board of Supervisors of Ontario County, New York approved a motion to close the Ontario County Landfill at the end of 2028 upon the expiration of the 25-year OMLA.
Hakes Landfill. The Hakes Landfill is a C&D landfill located in Campbell, New York that we purchased in 1998. The Hakes Landfill currently consists of approximately 122 acres of permitted and permittable landfill area and is permitted to accept up to 0.5 million tons of C&D material annually.
Chemung County Landfill. The Chemung County Landfill is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for the Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 132 acres of permitted or permittable landfill area strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In 2016, we received an expansion permit at the Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. In 2019, we exercised an option to extend the remaining term of the operation, management and lease agreement for up to five years through 2035. We are party to an agreement for the construction of a landfill RNG facility plant at the Chemung County Landfill, which will be constructed, owned and operated by a third party.
McKean Landfill. The McKean Landfill is a Subtitle D landfill located in Mount Jewett, Pennsylvania that we purchased in 2011. The McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area and is permitted to accept up to approximately 1.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. We have invested capital in the development of rail infrastructure to expand the market reach for the landfill to rail capable transfer facilities, and began accepting waste deliveries by rail in fiscal year 2024. We are party to an agreement for the construction of a landfill RNG facility plant at the McKean Landfill, which will be constructed, owned and operated by a third party.
Our closed landfills consist of the following landfills:
In 2017, we initiated a plan to cease operations of the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”) and decided to not proceed with expansion efforts and to close the Southbridge Landfill once the remaining capacity had been exhausted, which occurred in 2018. As of August 2024, the landfill is fully closed and has entered into its post-closure period. The site houses a landfill gas-to-energy facility, which we own, but is operated by a third party, that has the capacity to generate 1.6 MW of energy.
In addition to the Southbridge Landfill, we own and/or manage five unlined landfills and three lined landfills that are not currently in operation. We have closed and capped all of these landfills according to applicable environmental regulatory standards.
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

We are one of the largest processors and marketers of recycled materials in the northeastern United States with facilities located in Vermont, New York, Maine, Connecticut, Massachusetts, and Pennsylvania, including our eight large-scale, high volume MRFs, which utilize sophisticated processing operations, two of which are located in New York, two of which are located in Vermont, two of which are located in Massachusetts, one of which is located in Connecticut and one of which is located in Maine. Three of the eight MRFs are leased, four are owned, and one is operated by us under a contract with a municipal third party. Our MRFs receive, sort, bale and sell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We also operate smaller MRFs, which generally process recyclables collected from our various residential and commercial collection operations.
A substantial portion of the recyclable materials provided is delivered pursuant to multiple long-term anchor contracts. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third party delivers the recycled materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors, which do not have processing capacity within a specific geographic region. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials if certain economic thresholds are met. In fiscal year 2024, we processed and/or marketed over 1.1 million tons of recyclable materials, including tons marketed through our National Accounts business commodity brokerage division and our baling facilities located throughout our footprint.
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
The global recycling market experiences volatility due to changes in economic conditions and numerous other factors beyond our control. Recycling commodity price volatility resulted in near record highs in the second quarter of fiscal year 2022 followed by near record lows in the fourth quarter of fiscal year 2022. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K for further discussion over commodity price volatility.
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

Competition
The solid waste services industry is competitive and requires substantial labor and capital resources. Our business strategy generally focuses on operating in secondary or tertiary markets where we often have a strong market presence. However, in the larger, more densely populated markets where we operate, we typically compete against one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., any of which may be able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. We compete primarily on the basis of the quality, breadth and price of our services. This includes our Resource Solutions operating segment, from which we strive to leverage our core competencies in materials processing, industrial recycling, organics, and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse solid waste and recycling needs. In addition, we compete with operators of alternative disposal facilities, including incinerators; with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities; and with rail-serviced transfer stations that use rail to transport waste to disposal sites primarily located outside of our operational footprint. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues.
From time to time, competitors may reduce the price of their services to attract additional customers or to win a competitively bid solid waste or recycling contract. These practices may also lead to reduced pricing for our services or the loss of business. In addition, competition exists within the industry for potential acquisition candidates.
Sales and Marketing
We have aligned our sales and marketing strategies with our customer-facing teams - Customer Care, Business Development, Sales Operations, Marketing, Community Engagement, and Sustainability - to better serve our customers while delivering on several key strategic initiatives for sustainable growth.
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
Risk Management, Insurance and Performance or Surety Bonds
We actively maintain environmental and other risk management programs that we believe are appropriate for our business. Our environmental risk management program includes evaluating existing facilities, as well as potential acquisitions, for compliance with environmental law requirements. Operating practices across all of our operations are intended to reduce the possibility of environmental contamination, enforcement actions and litigation. We also maintain a worker safety program, which focuses on safe practices in the workplace.
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
We also self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. In fiscal year 2024, our maximum exposure per individual event under the workers’ compensation plan was $1.50 million. In fiscal year 2024, our minimum and maximum exposure per individual event under the automobile plan were up to $2.00 million and $4.20 million, respectively.

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
Customers
We provide solid waste and recycling services to commercial, municipal, institutional, industrial and residential customers. A majority of our commercial and industrial collection and disposal services are performed under one-to-five year service agreements. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, homeowners' associations, apartment owners or mobile home park operators. Our price for the services performed is determined by such factors as: professional or management services required; collection frequency and the related operational costs; type of equipment and containers furnished; the type, volume and weight of the solid waste, recyclables or organics collected; the distance to the disposal or processing facility; and the cost of disposal or processing.
In addition to our collection and disposal services, through our Resource Solution segment we provide recycling processing services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities. We also provide brokerage services and overall resource management services, through a wide range of environmental service offerings, to large and complex organizations, as well as traditional collection, disposal and recycling services to large account multi-site customers.
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
In order to comply with these regulations, we must incur substantial capital expenditures relating to our vehicles, landfills, transfer stations, and recycling processing centers, and in connection with our final capping, closure, post-closure and environmental remediation activities. Compliance with existing and future legal and regulatory requirements, including changes relating to per- and polyfluoroalkyl substances (commonly referred to as “PFAS”) and other chemicals of emerging concern, and limitations or bans on disposal of certain types of wastes or on the transportation of waste, could increase our costs to operate or require additional capital expenditures. Failure to comply with such requirements could result in substantial costs or penalties, including civil and criminal fines and penalties.

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
The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”)
CERCLA established a regulatory and remedial program intended to provide for the investigation and remediation of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA has been interpreted to impose retroactive, strict, and under certain circumstances, joint and severable, liability for the costs to investigate and clean up facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators and certain transporters of the hazardous substances. CERCLA imposes liability for the costs of evaluating and addressing damage to natural resources. The costs of CERCLA investigation and cleanup can be substantial. Liability under CERCLA does not depend upon the existence or disposal of “hazardous waste” as defined by RCRA, but can be based on the presence of any of approximately 800 “hazardous substances” listed by the EPA, many of which can be found in household waste. The definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the Federal Clean Water Act, Clean Air Act and Toxic Substances Control Act (“TSCA”). In April 2024, the EPA designated two PFAS -- perfluorooctanoic acid (“PFOA”) and perfluorooctanesulfonic acid (“PFOS”), and their salts and structural isomers -- as hazardous substances under CERCLA. If we were found to be a responsible party for a CERCLA cleanup, under certain circumstances, the enforcing agency could pursue us or any other responsible party, for all investigative and remedial costs, even if others also were liable. CERCLA also authorizes the EPA to impose a lien in favor of the United States upon all real property subject to, or affected by, a remedial action for all costs for which the property owner is liable. CERCLA provides a responsible party with the right to bring a contribution action against other responsible parties for their allocable share of investigative and remedial costs. Our ability to obtain reimbursement for amounts we pay in excess of our allocable share of such costs would be limited by our ability to identify and locate other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties.
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
The EPA is also focusing on the emissions of greenhouse gases (“GHG”), including carbon dioxide and methane. In December 2009, the EPA issued its “endangerment finding” that carbon dioxide poses a threat to human health and welfare, providing the basis for the EPA to regulate GHG emissions. In December 2009, the EPA’s “Mandatory Reporting of Greenhouse Gases” rule went into effect, requiring facilities that emit twenty-five thousand metric tons or more per year of GHG emissions to submit annual reports to the EPA.

In May 2010, the EPA issued the so-called “GHG Tailoring Rule”, which described how certain sources that emit GHG would be subject to heightened Clean Air Act Prevention of Significant Deterioration (“PSD”) / Title V regulation. In June 2014, the U.S. Supreme Court issued a decision partially invalidating the GHG Tailoring Rule and in 2015, the D.C. Circuit directed the EPA to consider further revisions to its regulations. In August 2016, the EPA proposed revisions to PSD and Title V regulations to clarify when sources would require permits based on GHG thresholds. We do not know whether or when the EPA will finalize regulations, or what obligations such regulations will impose on our operations.
In July 2024, the EPA announced that it will issue a proposed rule in 2025 to update its Clean Air Act emission standards for new and existing municipal solid waste landfills in order to cut methane and certain other landfill gas emissions. We do not know whether or when the EPA will propose this rule, or what obligations such a rule will impose on our operations.
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
The EPA and environmental agencies within individual states in which we operate continue to consider and promulgate changes to water quality standards, action levels, remediation goals, and other federal or state regulatory standards for individual compounds or classes of compounds. These changes include the development of new or more stringent standards for “Emerging Contaminants”, including PFAS, pharmaceutical compounds, and a variety of synthetic chemical compounds used in manufacturing and industrial processes. In December 2016, the EPA designated ten chemical substances for risk evaluations under TSCA, and in December 2019, the EPA designated an additional 20 chemical substances for risk evaluation, based on the requirements of the June 2016 Frank R. Lautenberg Chemical Safety for the 21st Century Act. In April 2024, the EPA set legally enforceable levels, called Maximum Contaminant Levels (MCLs), for six PFAS in drinking water. Also in April 2024, the EPA designated two PFAS -- PFOA and PFOS, and their salts and structural isomers -- as hazardous substances under CERCLA. Changes in regulatory standards for existing or emerging contaminants can result in higher levels of cost and effort associated with the performance of environmental investigations and ongoing compliance at our facilities.
Information about our Executive Officers
Our executive officers and their respective ages are as follows:

Name	Age	Position
John W. Casella	74	Chairman of the Board of Directors, Chief Executive Officer and Secretary
Edmond “Ned” R. Coletta	49	President
Bradford J. Helgeson	48	Executive Vice President and Chief Financial Officer
Shelley E. Sayward	50	Senior Vice President and General Counsel
Sean M. Steves	48	Senior Vice President and Chief Operating Officer of Solid Waste Operations
Kevin J. Drohan	44	Vice President and Chief Accounting Officer
Paul J. Ligon	56	Senior Vice President Sustainable Growth
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
Edmond “Ned” R. Coletta has served as our President since July 2022. Mr. Coletta joined us in December 2004, and has previously served as our President and Chief Financial Officer from July 2022 to November 2023, Senior Vice President, Chief Financial Officer and Treasurer from December 2012 to July 2022, Vice President of Finance and Investor Relations from January 2011 to December 2012 and Director of Finance and Investor Relations from August 2005 to January 2011. From 2002 until he joined us, Mr. Coletta served as the Chief Financial Officer and was a member of the Board of Directors of Avedro, Inc. (FKA ThermalVision, Inc.), an early-stage medical device company that he co-founded. From 1997 to 2001, he served as a research and development engineer for Lockheed Martin Michoud Space Systems. Mr. Coletta has served on the Board of Trustees for Killington Mountain School since May 2020. Mr. Coletta holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science degree from Brown University in Materials Science Engineering.
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
Our business is directly affected by general macroeconomic risks in the waste industry that are impacted by economic factors outside of our control, which if realized may negatively impact our business, results of operations, and financial performance. These risks include those with respect to consumer confidence, global supply chain disruptions, uncertainty associated with public policy changes at the federal and state levels, inflation, labor supply, fuel prices, interest rates and access to capital markets. Economic factors, such as ongoing or potential geopolitical conflict, pandemics, recessions, or similar national or global events, have caused and may continue to cause, economic disruption across our geographic footprint resulting in reductions in business, consumers and construction activity. Negative economic conditions can result in decreased consumer spending and decreases in solid waste volumes generated in the collection and disposal businesses, which negatively impacts our ability to grow through new business or service upgrades and the sales price of commodities in our recycling business, and may result in customer turnover and reduction in customers’ waste service needs. Furthermore, residual macroeconomic effects associated with these economic factors have negatively impacted, and may continue to negatively impact, the global supply chain, labor markets and distribution networks leading to heightened inflation across labor, select services and goods, and capital investments. Inflationary increases in costs, including current inflationary pressures associated primarily with labor, certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. In addition, fuel cost increases may materially impact our operating margins and cash flows. Significant components of our operating expenses, including labor, fuel and third-party services, have been impacted by sustained inflation. To the extent these economic factors increase macroeconomic risks and adversely affect our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations and financial condition. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion.
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
We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. This competition comes from other waste management companies as well as other employers who hire drivers and maintain fleets, such as companies that provide courier delivery services, including United Parcel Service, Inc., FedEx Corporation and Amazon, as well as from a tightening labor market. As a result, certain positions currently experience, have historically experienced, and may experience in the future, high turnover rates or labor shortages, which can lead to increased recruiting, training and retention costs. If we are unable to hire and retain sufficient numbers of drivers to service our collection and disposal routes, mechanics to maintain our trucks, and front line workers for our recycling facilities, our financial condition and operating results could be materially impacted. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in extensive internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations. Further, as we grow, we face the risk of having poorly documented and/or insufficient policies and procedures, conducting inadequate training, and lacking the necessary structure to effectively scale with growth. These deficiencies could lead to operational inefficiencies, regulatory non-compliance, and an inability to meet the demands of an expanding business, adversely impacting our financial performance and reputation.

Significant shortages in diesel fuel supply or increases in diesel fuel prices could affect our operating expenses and results.
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regional production patterns. Fuel is needed to run our fleet of trucks, equipment and other aspects of our operations, including our reliance on various third-party transporters and service providers. Price escalations of fuel increase our operating expenses. In fiscal year 2024, we consumed approximately 14 million gallons of diesel fuel in our solid waste operations. Although we have fuel cost recovery programs, primarily the energy component of our energy and environmental fee program that floats monthly based on reported diesel fuel prices, contractual restrictions and competitive conditions may impact our opportunity to pass this fee on to our customers in all circumstances. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K for further discussion over the impacts of fuel prices on our operations.
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
Our growth strategy focuses on complementing or expanding our business through the acquisition of companies or assets, or the development of new operations. However, we may be unable to successfully identify, evaluate and complete these transactions and, if completed, we may be unable to successfully integrate and realize the anticipated benefits of acquired businesses. Such acquired businesses may also pose significant risks and could have a negative effect on our operations.
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
Our ability to achieve the benefits from acquired businesses, including cost savings and operating efficiencies, depends in part on our ability to successfully integrate the operations of such acquired businesses with our operations. The integration of acquired businesses and other assets may require significant management time and resources that would otherwise be available for the ongoing management of our existing operations. Any operations, properties or facilities that we acquire may be subject to unknown liabilities, such as undisclosed environmental contamination, or other environmental liabilities, including off-site disposal liability for which we would have no recourse, or only limited recourse, to the former owners of such operations or properties. As a result, if claims for liabilities were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flows. For information regarding our business acquisitions, see Note 5, Business Combinations to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
In addition to the costs of complying with environmental laws and regulations, we incur costs in connection with environmental proceedings and litigation brought against us by government agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, including natural resource damage, personal injury, and/or property damage or impairment, or seeking to impose civil penalties or injunctive relief or overturn or prevent the issuance of an operating permit or authorization, all of which may result in us incurring significant liabilities. For information regarding legal proceedings and environmental remediation matters, see Note 12, Commitments and Contingencies to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
The regulatory environment for PFAS is rapidly evolving, with increasing demands for enhanced environmental monitoring programs and advanced treatment technologies to mitigate PFAS contamination. Risks to our company relating to PFAS include regulatory risks, including the April 2024 designation by the EPA of two PFAS -- PFOA and PFOS, and their salts and structural isomers -- as hazardous substances, which could create Superfund liabilities under CERCLA for all downstream recipients of PFAS, including passive receivers such as our landfills and transporters of biosolids, the establishment of federal and state drinking water standards and surface water criteria which set low thresholds for impacts to drinking water and surface water, the risk that states in which we operate will require stringent monitoring of PFAS at our landfills, the risk of material increases in landfill leachate treatment costs due to mandatory pre-treatment or otherwise, the risk that existing remedial sites will become more complex and that closed landfills will be under enhanced regulatory scrutiny, the risk that biosolids management will be impacted by restrictions on end uses and the risk that that pre-existing land application sites will be determined to contain PFAS. Any such liability is likely to be uninsurable, with no coverage likely under our pollution or product liability policies.
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
Despite our best efforts, we may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies of scale from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure. See Note 12, Commitments and Contingencies to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure about legal matters impacting our permitting efforts. Given our current expected run rate and remaining available capacity at our NCES Landfill in Bethlehem, New Hampshire, we may consume all remaining permitted capacity at our NCES Landfill during 2027. Based on currently available information, we believe that it is unlikely that the landfill under development by us in Dalton, New Hampshire will be fully permitted, constructed and operational by the end of fiscal year 2027. Also, On December 5, 2024, the Board of Supervisors of Ontario County, New York approved a motion to close the Ontario County Landfill in Seneca, New York at the end of 2028 upon the expiration of the 25-year OMLA, at which time we intend to cease operations at the Ontario County Landfill.

Fluctuations in commodity prices and diminished markets for recyclable materials that we sell to customers may adversely affect our results of operations and cash flows.
Our processing business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. Our results of operations and cash flows may be adversely affected by falling purchase or resale prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are subject to changes in economic conditions and numerous other factors beyond our control, which may result in decreased demand of recyclable materials and lower commodity prices. Global and domestic factors such as recycling commodity inventory levels, inflation, consumer spending and economic activity levels may result in lower recycling commodity prices. The recycling commodity markets continue to see ongoing price volatility. Significant price fluctuations may adversely affect our results of operations and cash flows in the form of higher operating costs or lower revenues. Although many of our recycling contracts require the respective municipalities to absorb some of the impact of declining commodity prices, these contracts have had the impact of significantly increasing the costs to municipalities for continuing to offer recycling services to their customers. In the event that the costs of such services become excessive, such municipalities could discontinue their recycling programs altogether, which could materially affect our financial results. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K for further discussion over the impacts of commodity prices on our operations.
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
For information regarding our final capping, closure and post-closure obligations, see Note 10, Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Our insurance coverage and self-insurance reserves may be inadequate to cover all significant risk exposures.
The provision of resource management services, including the operation of landfills, a substantial fleet of trucks and other waste-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. We carry a range of insurance policies intended to protect our assets and operations, including general liability insurance, property damage and environmental risk insurance. While we endeavor to purchase insurance coverage appropriate to our risk assessment, and seek to minimize our exposure to these risks through maintenance, training and compliance programs, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages, and as a result our insurance program may not fully cover us for losses we may incur. In addition, as a result of a number of catastrophic weather and other events in the United States, insurance companies have incurred substantial losses and accordingly in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions, and/or have substantially increased the cost of such coverage. It is likely that the tight insurance markets will continue into the foreseeable future. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks we have retained under our self-insurance programs may exceed our recorded reserves, which could negatively impact future earnings. See Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure about our self-insurance liabilities and related costs.
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
Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2025, approximately 3% of our employees were represented by unions.
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
We may be adversely affected by market responses to our sustainability practices and may not be effective in mitigating the risks associated with sustainability expectations and related emerging regulations, or in reducing the potential for losses in connection with such risks.
We are subject to risks related to our sustainability activities and disclosures that may adversely affect our market outlook, brand and reputation, and financial performance, which may impact our ability to achieve our long-term business objectives. Our sustainability practices are designed to bring our actions and impacts into alignment with broader societal goals and environmental limits. Although we have developed a framework and perform a reporting initiative to identify, measure, monitor, report, and control our sustainability practices and related exposure to sustainability expectations and regulations, we may not achieve our sustainability goals and commitments, or we may improperly report on our progress toward achieving our sustainability goals and commitments, which could result in negative publicity that could affect our brand and reputation, and accordingly, adversely impact our financial condition and results of operations.

Risks Related to Our Indebtedness
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.
As of December 31, 2024, we had $1,148.2 million of outstanding principal indebtedness (excluding $24.6 million of outstanding letters of credit issued under our $800.0 million term loan A facility, and $700.0 million revolving line of credit facility with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”)). As of December 31, 2024, we had $675.4 million of unused commitments remaining under the Credit Facility, subject to customary borrowing conditions, and approximately $383.3 million in cash, cash equivalents and restricted cash available to help meet our short-term and long-term liquidity needs. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200,000, subject to further increase based on the terms and conditions set forth in the Credit Agreement.
This amount of indebtedness, our ability to incur additional indebtedness, and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, and to comply with the financial and other covenants included in the Credit Facility. We may also be subject to higher interest expense based on how we perform against financial and other covenants. Additionally, if we do not comply with financial and other covenants, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing Credit Facility or seeking additional equity capital.
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
An event of default (or an acceleration of the obligations after an event of default) under any of our debt agreements could permit some of our lenders, including the requisite lenders under the Credit Facility and the requisite holders of our tax exempt bonds in the states of New York, Vermont, Maine and new Hampshire, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, and in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we are unable to repay debt to our lenders or are otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Risks Related to Our Common Stock
Holders of our Class A common stock are entitled to one vote per share, and holders of our Class B common stock are entitled to ten votes per share. The lower voting power of the Class A common stock may negatively affect the attractiveness of our Class A common stock to investors and, as a result, its market value.
We have two classes of common stock: Class A common stock, which is entitled to one vote per share, and Class B common stock, which is entitled to ten votes per share. All of the outstanding Class B common stock are beneficially owned by John W. Casella, our Chairman and Chief Executive Officer; certain trusts for the benefit of Mr. John Casella and his spouse; Douglas R. Casella, a member of our Board of Directors who is Mr. John Casella's brother; and certain trusts for the benefit of Mr. Douglas Casella and his spouse. Except for the election of one of our directors and in certain limited circumstances required by applicable law, holders of Class A common stock and Class B common stock vote together as a single class on all matters to be voted on by our stockholders. As of January 31, 2025, an aggregate of 988,200 shares of our Class B common stock, representing 9,882,000 votes, were outstanding. Based on the number of shares of common stock outstanding as of January 31, 2025, the shares of our Class A common stock and Class B common stock beneficially owned by John W. Casella and Douglas R. Casella represented approximately 14.0% of the aggregate voting power of our stockholders. Consequently, John W. Casella and Douglas R. Casella are able to substantially influence all matters for stockholder consideration and constitute, and are expected to continue to constitute, a significant portion of the shares entitled to vote on all matters requiring approval by our stockholders. The difference in the voting power of our Class A common stock and Class B common stock could diminish the market value of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We have specific processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and customer information from unauthorized access or attack, as well as secure our networks and systems. These processes are periodically assessed against the National Institute of Standards and Technology cybersecurity framework and include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. The processes are updated as needed on an annual basis.
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
Based on an assessment using the previously described cybersecurity risk management processes, we do not believe that there are currently any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.
The Audit Committee of our Board of Directors (“Audit Committee”) provides direct oversight over cybersecurity risk and acts in an advisory capacity to our management team, primarily, as it relates to cybersecurity, our Chief Information Officer (“CIO”), and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.
Our CIO leads the operational oversight of our company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. This includes the utilization of a security operations center which deploys overlapping layers of security technology, monitoring, and staff for incident response. Should an incident arise, we, led by our CIO, follow a documented incident response plan, which includes activating retained third-party incident response specialists. The CIO’s cybersecurity expertise is derived from over 30 years of experience in information technology, consulting, and technology transformation through ever-progressing leadership roles. Our CIO is supported by a dedicated team of cybersecurity professionals in addition to managed services and retained external experts.
In an effort to deter and detect cyber threats, we provide key employees with various cybersecurity trainings that cover a range of timely and relevant topics. The trainings function to educate employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.
ITEM 2. PROPERTIES
Our headquarters is located at 25 Greens Hill Lane, Rutland, Vermont 05701, where we currently lease approximately 12,000 square feet of office space.
Our principal property and equipment consists of land, landfills, finance lease right-of-use assets, buildings, machinery and equipment, rolling stock and containers. At January 31, 2025, we operated eight subtitle D landfills, four of which we own and four of which we lease; one landfill permitted to accept C&D materials that we own; 71 transfer stations, 39 of which we own, 12 of which we lease and 20 of which we operate under a contract; 71 solid waste collection facilities, 44 of which we own, 26 of which we lease and one of which we operate under a contract; 28 recycling processing facilities, 15 of which we own, 10 of which we lease and three of which we operate under a contract; three landfill gas-to-energy facilities that we own; and 38 corporate office and other administrative facilities, 17 of which we own and 21 of which we lease (See “Operational Overview” in Item 1. “Business” of this Annual Report on Form 10-K for property information by operating segment and location). We believe that our property and equipment are adequately maintained and sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided in Note 12, Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades on the Nasdaq Global Select Market (“Nasdaq Stock Market”) under the symbol CWST. There is no established trading market for our Class B common stock. As of January 31, 2025, there were approximately 800 holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from December 31, 2019 through December 31, 2024, with the cumulative total return on the Russell 2000 Index and Peer Group. The stock performance graph assumes the investment on December 31, 2019 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index and the Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Casella Waste Systems, Inc.	$100.00	$134.59	$185.57	$172.30	$185.66	$229.87
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Peer Group	$100.00	$108.62	$153.39	$144.53	$172.53	$204.08

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2023 (“fiscal year 2023”) compared to our financial condition and results of operations for the fiscal year ended December 31, 2022 is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission on February 16, 2024.
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
For financial information concerning our reportable operating segments refer to Note 20. Segment Reporting to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
As of January 31, 2025, we owned and/or operated 71 solid waste collection operations, 71 transfer stations, 28 recycling and processing facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.
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
In the fiscal year ended December 31, 2024 (“fiscal year 2024”), we acquired eight businesses: four of which are in our Mid-Atlantic region, including the purchase of all the equity interests of Whitetail Disposal, Inc. and the assets of LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey; two of which are in our Western region, including the purchase of all equity interests of Royal Carting and Welsh Sanitation and related real estate assets, which consist of collection and transfer operations in the middle and lower Hudson Valley regions of New York as well as western Connecticut; and two of which are tuck-in operations in our Eastern region. Our total consideration for acquisitions completed in fiscal year 2024 was $467.9 million, including $469.2 in cash, $1.7 million in holdbacks and additional consideration owed, partially offset by $(3.0) million of open working capital settlements due from sellers.
In fiscal year 2023, we acquired seven businesses: the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc., which include solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware (the “GFL Acquisition”); the assets of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), consisting of a collection, transfer and recycling business in the greater Albany, New York area (the “Twin Bridges Acquisition”); and five additional solid waste collection businesses that provide collection, transfer and recycling services. Our total consideration for acquisitions completed in fiscal year 2023 was $846.6 million, including $846.7 in cash, $2.7 million in holdbacks and additional consideration owed to sellers, partially offset by $(2.8) million of open working capital settlements due from sellers, that has subsequently been received.

Divestitures
From time to time, we may sell or divest certain investments or other components of our business. These divestitures may be undertaken for a number of reasons, including: to generate proceeds to pay down debt; as a result of a determination that the specified asset will provide inadequate returns to us or that the asset no longer serves a strategic purpose in connection with our business; or as a result of a determination that the asset may be more valuable to a third party. We will continue to look to divest certain activities and investments that no longer enhance or complement our core business if the right opportunity presents itself.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation, while also providing landfill gas-to-energy and processing services in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity at certain of our landfill facilities. We manage our resource renewal operations through the Resource Solutions operating segment, which includes processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials such as our earthlife® soils products including fertilizers, composts and mulches. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.
The table below shows revenue attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Fiscal Year Ended December 31,				$ Change
	2024		2023
Collection	$961.8	61.8%	$710.6	56.2%	$251.2
Disposal	246.7	15.8%	244.6	19.3%	2.1
Landfill gas-to-energy	8.0	0.5%	6.6	0.5%	1.4
Processing	10.9	0.7%	9.9	0.8%	1.0
Solid waste operations	1,227.4	78.8%	971.7	76.8%	255.7
Processing	130.5	8.4%	106.0	8.4%	24.5
National Accounts	199.4	12.8%	186.8	14.8%	12.6
Resource Solutions operations	329.9	21.2%	292.8	23.2%	37.1
Total revenues	$1,557.3	100.0%	$1,264.5	100.0%	$292.8

Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of total solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2024 vs Fiscal Year 2023
	Amount	% Growth
Price	$55.6	5.7%
Volume	(17.2)	(1.8)%
Surcharges and other fees	(3.5)	(0.3)%
Commodity price and volume	1.9	0.2%
Acquisitions	218.9	22.5%
Solid waste revenues	$255.7	26.3%

The most significant items impacting the change in our solid waste revenues during fiscal year 2024 are summarized below:
•Price increased solid waste revenues due to (i) $46.1 million, or 6.5% as a percentage of collection revenues, from favorable collection pricing and (ii) $9.5 million, or 3.9% as a percentage of disposal revenues, from favorable disposal pricing associated with our landfills and transfer stations;
•Volume decreased solid waste revenues due to (i) $(10.6) million, or (4.3)% as a percentage of disposal revenues, from lower disposal volumes, driven by lower landfill volumes and to a lesser extent transportation volumes, partially offset by higher transfer station volumes, (ii) $(6.5) million, or (0.9)% as a percentage of collection revenues from lower collection volumes, and (iii) $(0.1) million, or (1.5)% as a percentage of processing revenues, from lower processing volumes;
•Surcharge and other fees decreased solid waste revenues primarily due to (i) lower energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to lower diesel fuel prices and (ii) lower sustainability recycling adjustment fee (“SRA Fee(s)”) revenues due to higher recycled commodity prices as compared to the prior year periods; partially offset by higher revenues from fees related to legacy fuel and environmental cost recovery programs associated with acquired businesses. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information regarding our E&E Fee and SRA Fee;
•Commodity price and volume increased solid waste revenues primarily due to (i) favorable commodity and energy pricing, (ii) higher energy volumes, and (iii) to a lesser extent, higher commodity processing volumes; and
•Acquisitions increased solid waste revenues due to the partial year impact of the acquisition of eight business in fiscal year 2024, as well as the rollover impact of seven acquisitions completed in fiscal year 2023.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period change in Resource Solutions revenues.
Operating Expenses
A summary of our cost of operations, general and administration and depreciation and amortization expenses is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,				$ Change
	2024		2023

Cost of operations	$1,027.3	66.0%	$832.0	65.8%	$195.3
General and administration	$190.8	12.2%	$155.8	12.3%	$35.0
Depreciation and amortization	$234.9	15.1%	$170.7	13.5%	$64.2

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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,				$ Change
	2024		2023
Direct costs	$363.0	23.3%	$311.2	24.6%	$51.8
Direct labor costs	237.6	15.3%	175.3	13.9%	62.3
Direct operational costs	114.2	7.3%	99.7	7.9%	14.5
Fuel costs	56.8	3.6%	48.6	3.8%	8.2
Maintenance and repair costs	133.6	8.7%	102.1	8.1%	31.5
Other operational costs	122.1	7.8%	95.1	7.5%	27.0
	$1,027.3	66.0%	$832.0	65.8%	$195.3
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the change in our cost of operations during fiscal year 2024 are summarized below:
•Direct costs increased in aggregate dollars primarily due to (i) acquisitions and (ii) higher third-party disposal rates reflecting cost inflation; partially offset by the impact on hauling and transportation costs related to municipal biosolid volumes in our National Accounts business.
•Direct labor costs increased primarily due to (i) acquisitions and (ii) higher wages and benefit costs reflecting cost inflation; partially offset by improved routing efficiencies.
•Direct operational costs increased in aggregate dollars primarily due to (i) acquisitions, (ii) higher leachate disposal costs, (iii) higher short term rental expense driven by delays in the delivery of fleet vehicles as well as needs from entering new municipal contracts, (iv) higher accretion expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (v) higher accruals related to insurance claims, and (vi) general cost inflation; partially offset by lower host community and royalty fees.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset primarily by lower diesel fuel prices. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K for additional information regarding our fuel costs.
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
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Fiscal Years Ended December 31,				$ Change
	2024		2023
Labor costs	$126.1	8.1%	$101.6	8.0%	$24.5
Professional fees	13.0	0.8%	10.1	0.8%	2.9
Provision for expected credit losses	2.9	0.2%	2.5	0.2%	0.4
Other	48.8	3.1%	41.6	3.3%	7.2
	$190.8	12.2%	$155.8	12.3%	$35.0
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars in fiscal year 2024 primarily due to (i) acquisition activity, including increased labor costs, professional fees and other costs to support our growth and acquisition strategy, (ii) increased costs related to salaries, wages, benefits and incentive compensation, (iii) legal expenses primarily associated with employee separation, (iv) higher accruals related to insurance claims, and (vi) general cost inflation.
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
A summary of the major components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Fiscal Year Ended December 31,				$ Change
	2024		2023
Depreciation expense	$133.9	8.6%	$99.2	7.8%	$34.7
Landfill amortization expense	44.5	2.9%	40.4	3.2%	4.1
Other amortization expense	56.5	3.6%	31.1	2.5%	25.4
	$234.9	15.1%	$170.7	13.5%	$64.2

Depreciation and amortization expense increased in fiscal year 2024 primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions from the prior year period, more than offsetting lower landfill volumes.

Expense from Acquisition Activities
In fiscal years 2024 and 2023, we recognized expenses of $24.9 million and $15.0 million, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses. Fiscal year 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business. See Note 5, Business Combinations, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure regarding acquisition activity.
Landfill Capping (Recovery) Charge - Veneer Failure
In fiscal year 2023, we recorded a charge of $3.9 million consisting of (i) the write-off of historical payments associated with capping work that was deemed no longer viable due to a veneer failure and (ii) the related operating expenses incurred to clean up the affected capping material at a Subtitle D landfill we operate located in Seneca, New York. In fiscal year 2024, we recorded a recovery of $(1.7) million consisting of (i) a partial reversal of historical payments written off after an engineering evaluation determined that a portion of the area affected by the veneer failure was deemed to still be viable as well as (ii) a recovery of operating expenses incurred during the clean-up of the affected capping material as part of a settlement with a third party.
Southbridge Landfill Closure Charge
In June 2017, we initiated the plan to cease operations of our landfill located in Southbridge, Massachusetts (“Southbridge Landfill”) and later closed it in November 2018 when the Southbridge Landfill reached its final capacity. Accordingly, in fiscal years 2024 and 2023, we recorded charges associated with the closure of our Southbridge Landfill (in millions) as follows:

	Fiscal Year Ended December 31,
	2024	2023
Legal and transaction costs (1)	$—	$0.4
Landfill closure project charge (2)	8.4	0.1
Southbridge Landfill closure charge	$8.4	$0.5
(1)We incurred legal costs as well as other transaction costs associated with various matters as part of the Southbridge Landfill closure.
(2)Includes a non-cash charge in fiscal year 2024 associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third-party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We have revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit. See Note 10, Final Capping, Closure and Post-Closure Costs, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure regarding our landfill final capping, closure and post-closure costs.
Legal Settlement
In fiscal year 2023, we recorded a charge of $6.2 million in connection with reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 (“FLSA”) as well as state wage and hours laws. The settlement agreement, which received court approval, was executed on July 24, 2023 and subsequently paid in fiscal year 2024.
Other expenses
Interest Expense, net
Our interest expense, net increased $15.1 million in fiscal year 2024 due primarily to the roll over impacts of (i) entering into a $430.0 million aggregate principal amount term loan A facility to partially fund the GFL Acquisition in June 2023 and (ii) the issuance of $35.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) in August 2023.

For additional disclosure regarding interest expense, see Note 11, Debt to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Debt Modification Expense
In fiscal year 2024, we recognized debt modification expense of $1.4 million associated with agent fees and other third-party costs we paid during the refinancing of our Credit Agreement (as defined below).
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
Provision for Income Taxes
Our provision for income taxes was $7.5 million in fiscal year 2024 and $11.6 million in fiscal year 2023. For fiscal year 2024, the provision for income taxes included $0.6 million of current income taxes and $6.9 million of deferred income taxes. The provision for income taxes in fiscal year 2023 included $4.4 million of current income taxes and $7.2 million of deferred income taxes. The effective rate for the fiscal year 2024 was 35.7% and is computed based on the statutory rate of 21% adjusted primarily for state taxes and certain nondeductible expenses.
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
Depending on bonus depreciation and other elections made on the 2024 tax return when filed, we project to carry no pre-2018 net operating losses and $83.2 million of post-2017 net operating losses into the 2025 tax year.
In addition, the TCJA added limitations on the deductibility of interest expense that became more restrictive beginning in tax year 2023 and limits the deductibility of some of our interest expense. Depending on elections made on the 2024 return when filed, we expect a combined $36.0 million of interest expense to be disallowed for tax years 2023 and 2024. Interest expense disallowed is carried forward indefinitely for deduction in later years subject to said interest limitation.
Segment Reporting
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through regional operating segments, our Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation, while also providing landfill gas-to-energy and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Operating income by segment reported in fiscal year 2023 has been updated to conform with the presentation for fiscal year 2024, which does not have Corporate Entities costs allocated to our reportable operating segments.

A summary of revenues by reportable operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2024	2023
Eastern	$416.7	$374.5	$42.2
Western	591.2	511.6	79.6
Mid-Atlantic	219.5	85.6	133.9
Resource Solutions	329.9	292.8	37.1
Total	$1,557.3	$1,264.5	$292.8

A summary of operating income (loss) by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2024	2023
Eastern	$59.5	$52.8	$6.7
Western	113.3	101.6	11.7
Mid-Atlantic	(18.0)	(4.6)	(13.4)
Resource Solutions	28.4	16.4	12.0
Corporate Entities	(110.4)	(85.8)	(24.6)
Total	$72.8	$80.4	$(7.6)
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Eastern region solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2024 vs Fiscal Year 2023
	Amount	% Growth
Price	$22.2	5.9%
Volume	5.0	1.3%
Surcharges and other fees	(5.4)	(1.3)%
Commodity price and volume	0.9	0.2%
Acquisitions	19.5	5.2%
Solid waste revenues	$42.2	11.3%

Revenues increased in fiscal year 2024 as compared to the prior year, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $18.8 million, or 7.0% as a percentage of collection revenues, (iii) higher disposal volume of $5.1 million, or 5.2% as a percentage of disposal revenues, (iv) favorable disposal pricing of $3.4 million, or 3.4% as a percentage of disposal revenues, (v) higher commodity price and volume revenues primarily associated with energy volumes, and (vi) higher collection volume of $0.2 million, or 0.1% as a percentage of collection revenues; partially offset by (a) lower surcharge and other fees revenues due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower SRA Fee revenues due to higher recycled commodity prices as compared to the prior year period, and (b) lower processing volume of $(0.3) million, or (3.0)% as a percentage of processing operations.
See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information regarding our E&E Fee and SRA Fee.
Operating income increased in fiscal year 2024 by $6.7 million as compared to the prior year. The year-over-year increase was driven by (i) revenues growth, described above, (ii) higher intercompany related operating income, (iii) lower costs due to improved routing efficiencies, and (d) a charge for the FLSA-related legal settlement in fiscal year 2023; partially offset by (a) the charge related to the Southbridge Landfill, (b) higher costs associated with operating and supporting acquired businesses, (c) increased depreciation expense due to acquisitions and investment in property and equipment, (d) general cost inflation, including for disposal, labor, and maintenance costs, (e) higher leachate disposal costs, (f) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, and (g) higher accruals related to insurance claims. See further discussion about the charge related to the Southbridge Landfill and the legal settlement charge above in “Operating Expenses”.

Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Western region solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2024 vs Fiscal Year 2023
	Amount	% Growth
Price	$28.6	5.6%
Volume	(18.7)	(3.7)%
Surcharges and other fees	(5.3)	(0.9)%
Commodity price and volume	1.1	0.2%
Acquisitions	73.9	14.4%
Solid waste revenues	$79.6	15.6%
Revenues increased in fiscal year 2024 as compared to the prior year, primarily driven by (i) the contribution from acquisitions, (ii) favorable collection pricing of $22.5 million, or 6.3% as a percentage of collection revenues, (iii) favorable disposal pricing of $6.1 million, or 4.2% as a percentage of disposal revenues, and (iv) higher commodity price and volume revenues associated with favorable commodity and energy pricing, higher energy volumes, and to a lesser extent higher commodity processing volumes; partially offset by (a) lower disposal volume of $(15.6) million, or (10.7)% as a percentage of disposal revenues, mainly driven by lower landfill C&D and special waste volumes, (b) lower surcharge and other fees revenues due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower SRA Fee revenues due to higher recycled commodity prices as compared to the prior year period, partly counteracted by higher revenues from fees related to legacy fuel and environmental cost recovery programs associated with acquired businesses, and (c) lower collection volume of $(3.2) million, or (0.9)% as a percentage of collection operations, due to customer churn.
See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information regarding our E&E Fee and SRA Fee.
Operating income increased in fiscal year 2024 by $11.7 million as compared to the prior year. The year-over-year increase was due to (i) revenues growth, described above, (ii) higher intercompany related operating income, (iii) the recovery in fiscal year 2024 and the charge in fiscal year 2023 related to the landfill capping veneer failure, (iv) lower costs due to improved routing efficiencies and (v) a charge for the FLSA-related legal settlement in fiscal year 2023; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) general cost inflation, including for disposal, labor, and maintenance costs, (d) delays in the delivery of fleet vehicles resulting in higher short term rental and vehicle maintenance costs, (e) higher leachate disposal costs, (f) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (g) accruals related to insurance claims, and (h) a gain on resolution of acquisition-related contingent consideration in fiscal year 2023 associated with the reversal of a contingency for a transfer station permit expansion that was deemed no longer viable. See further discussion about the legal settlement and the landfill capping charge - veneer failure above in “Operating Expenses”.
Mid-Atlantic Region
A summary of the period-to-period change in solid waste revenues (dollars in millions) follows:

Period-to-Period Change For Fiscal Year 2024 vs Fiscal Year 2023
Amount
Price	$4.9
Volume	(3.5)
Surcharges and other fees	6.9
Acquisitions	125.6
Solid waste revenues (1)	$133.9
(1)Our Mid-Atlantic region operating segment, consisting of collection and transfer station operations, commenced on July 1, 2023 following the GFL Acquisition.

The operating loss of $(18.0) million in fiscal year 2024 was impacted by (i) $50.6 million of depreciation and amortization expense, including that of acquired assets, new investment in property and equipment and accelerated amortization schedules of certain acquired intangibles, as well as (ii) $14.8 million of expense from acquisition activities, comprised primarily of integration costs, including rebranding efforts and a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
The operating loss of $(4.6) million in fiscal year 2023 was impacted by (i) $20.3 million of depreciation and amortization expense, including the impact of accelerated amortization schedules of certain acquired intangibles, as well as (ii) $5.3 million of expense from acquisition activities, comprised of legal, consulting and integration costs related to the GFL Acquisition. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period change in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change For Fiscal Year 2024 vs Fiscal Year 2023
	Amount	% Growth
Price	$15.7	5.4%
Volume	14.8	5.0%
Surcharges and other fees	(1.0)	(0.3)%
Acquisitions	7.6	2.6%
Resource Solutions revenues	$37.1	12.7%
Revenues increased in fiscal year 2024 as compared to the prior year, primarily driven by (i) the favorable impact of higher recycled commodity pricing on processing revenues of $20.9 million, or 24.5% as a percentage of related revenues, (ii) higher National Accounts business volumes related to new business growth of $8.0 million, or 4.3% as a percentage of National Accounts revenues, (iii) the contribution from acquisitions, (iv) higher recycling volumes of $6.6 million, or 7.8% as a percentage of related revenues, (v) National Accounts business pricing growth of $5.6 million, or 3.0% as a percentage of National Accounts revenues, (vi) higher other processing price of $1.3 million, or 6.2% as a percentage of related revenues, and (vii) higher other processing volumes of $0.2 million, or 0.8% as a percentage of related revenues; partially offset by (a) lower tipping fees primarily related to contract structures that work to offset recycled commodity price movements of $(12.1) million, or (14.2)% as a percentage of related revenues, and (b) lower surcharges and other fees revenues in our National Accounts business due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices.
See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” included in this Annual Report on Form 10-K for additional information regarding our E&E Fee.
Operating income increased in fiscal year 2024 by $12.0 million as compared to the prior year. The year-over-year increase was due to (i) revenues growth, described above, (ii) the impact on direct costs associated with hauling and transportation relating to municipal biosolid volumes in our National Accounts business, and (iii) operating improvements at our Boston, Massachusetts materials recovery facility (“MRF”) related to the equipment upgrade; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) general cost inflation, including for disposal, labor, and maintenance costs and (d) lower intercompany related operating income.
Corporate Entities
Corporate Entities operating loss reflects costs, including legal, tax, information technology, human resources, certain finance and accounting and other administrative functions, depreciation and amortization expense and certain expense from acquisition activities, which are not allocated to our reportable operating segments. Operating loss increased in fiscal year 2024 by $(24.6) million from the prior year due primarily to (i) higher costs associated with supporting acquired businesses and (ii) general cost inflation for salaries, wages, benefits, incentive compensation, professional services and other overhead costs including those associated with marketing, sales and community relations efforts. See further discussion about the expense from acquisition activities above in “Operating Expenses”.

Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of December 31, 2024, we had $675.4 million of undrawn capacity under our $700.0 million revolving credit facility (“Revolving Credit Facility”) and $383.3 million of cash, cash equivalents and restricted cash to help meet our short-term and long-term liquidity needs. We expect existing cash, cash equivalents and restricted cash combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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

A summary of balance sheet items relevant to our liquidity (in millions) follows:

	December 31,
	2024	2023	$ Change
Cash, cash equivalents and restricted cash	$383.3	$220.9	$162.4
Current assets, excluding cash, cash equivalents and restricted cash	$230.0	$205.4	$24.6
Restricted assets	$2.5	$2.2	$0.3
Total current liabilities:
Current liabilities, excluding current maturities of debt	$264.7	$243.1	$21.6
Current maturities of debt	42.6	35.8	6.8
Total current liabilities	$307.3	$278.9	$28.4
Debt, less current portion, excluding unamortized debt issuance costs	$1,105.5	$1,018.8	$86.7
Current assets, excluding cash, cash equivalents and restricted cash, increased $24.6 million, and current liabilities, excluding current maturities of debt, increased $21.6 in fiscal year 2024, resulting in a $3.0 million increase in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash, minus current liabilities, excluding current maturities of debt) from $(37.7) million as of December 31, 2023 to $(34.7) million as of December 31, 2024. We strive to maintain a negative working capital by driving shorter days sales outstanding as compared to days payable outstanding.
Summary of Cash Flow Activity
Cash, cash equivalents and restricted cash increased $162.4 million in fiscal year 2024. A summary of cash flows (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2024	2023
Net cash provided by operating activities	$281.4	$233.1	$48.3
Net cash used in investing activities	$(670.6)	$(1,005.6)	$335.0
Net cash provided by financing activities	$551.6	$922.3	$(370.7)
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2024	2023
Net income	$13.5	$25.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234.9	170.7
Interest accretion on landfill and environmental remediation liabilities	11.6	9.9
Amortization of debt issuance costs	3.0	3.0
Stock-based compensation	12.2	9.1
Operating lease right-of-use assets expense	17.8	15.3
Other items and charges, net	13.0	0.7
Loss from termination of bridge financing	—	8.2
Landfill capping (recovery) charge - veneer failure	(0.9)	3.0
Deferred income taxes	6.9	7.4
	312.0	252.7
Changes in assets and liabilities, net	(30.6)	(19.6)
Net cash provided by operating activities	$281.4	$233.1

Net cash provided by operating activities increased $48.3 million in fiscal year 2024 as compared to fiscal year 2023. This was the result of revenue growth driven by acquisition activity, partially offset by higher interest expense and an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in fiscal year 2024 as compared to fiscal year 2023, including discussions of our Loss from termination of bridge financing and Landfill capping (recovery) charge - veneer failure, see “Results of Operations” included in this Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2024	2023
Acquisitions, net of cash acquired	$(468.6)	$(851.8)
Additions to property and equipment	(203.2)	(154.9)
Additions to intangible assets	(0.3)	—
Proceeds from sale of property and equipment	1.4	1.1
Proceeds from property insurance settlement	0.1	—
Net cash used in investing activities	$(670.6)	$(1,005.6)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In fiscal year 2024, we acquired eight businesses for total consideration of $467.9 million, including $469.2 million in cash, and received $(0.6) million, net in cash after working capital settlements, holdbacks and other consideration owed payments, as compared to fiscal year 2023 during which we acquired seven businesses for total consideration of $846.6 million, including $846.7 million in cash, and paid $5.1 million in holdback payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $48.3 million higher in fiscal year 2024 as compared to fiscal year 2023 primarily due to higher capital spend driven by (i) acquisition activity, (ii) spend related to the retrofitting of our Willimantic, Connecticut MRF, (iii) landfill development, (iv) increased investment in our fleet, and (v) general inflation in capital costs.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2024	2023
Proceeds from debt borrowings	$846.8	$465.0
Principal payments on debt	(783.7)	(26.2)
Payments of debt issuance costs	(6.6)	(12.8)
Proceeds from the exercise of share-based awards	0.3	0.1
Proceeds from the public offering of Class A Common Stock	496.2	496.2
Payments of debt modification costs	(1.4)	—
Net cash provided by financing activities	$551.6	$922.3
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity decreased $(375.7) million in fiscal year 2024 compared to fiscal year 2023. In September 2024, we entered into the second amended and restated credit agreement (“Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (“Existing Credit Agreement”). The Credit Agreement provides for a $800.0 million aggregate principal amount term loan A facility (“Term Loan Facility”) and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). The proceeds of the Credit Facility refinanced the $769.3 million at December 31, 2023, aggregate principal amount term loan A facilities under the Existing Credit Agreement, including the $430.0 million at December 31, 2023, aggregate principal amount 2023 term loan A facility we entered into in June 2023. In addition to the activity related to our Credit Agreement and Existing Credit Agreement, we completed the issuance of $45.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 in December 2024 and in August 2023 we completed the issuance of $35.0 million aggregate principal amount of New York Bonds 2020R-2.
Payments of debt issuance costs. We paid $6.6 million of debt issuance costs in fiscal year 2024 primarily related to refinancing activities associated with entering into the Credit Agreement as compared to $12.8 million of debt issuance costs in fiscal year 2023 related primarily to bridge financing activities associated with the GFL Acquisition and the Twin Bridges Acquisition.
Payment of debt modification costs. We paid $1.4 million of agent fees and other third-party costs in fiscal year 2024 associated with the refinancing of our Credit Agreement.
Proceeds from the public offering of Class A Common Stock. In September 2024, we completed a public offering of 5.2 million shares of our Class A common stock at a public offering price of $100.00 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496.2 million. The net proceeds from this offering were used to repay borrowings under our Revolving Credit Facility and are further available to fund acquisition activity and for general corporate purposes.
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

Outstanding Long-Term Debt
Credit Facility
As of December 31, 2024, we are party to the Credit Agreement, which provides for a $800.0 million aggregate principal amount Term Loan Facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2024, further advances were available under the Credit Facility in the amount of $675.4 million. The available amount is net of outstanding irrevocable letters of credit totaling $24.6 million, and as of December 31, 2024 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2024, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Fiscal Year Ended December 31, 2024	Covenant Requirements at December 31, 2024
Maximum consolidated net leverage ratio (1)	2.54	4.00
Minimum interest coverage ratio	6.81	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,048.2 million as of December 31, 2024, or $1,148.2 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2024. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended December 31, 2024
Net cash provided by operating activities	$281.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	30.5
Stock based compensation	(12.2)
Operating lease right-of-use assets expense	(8.0)
Landfill capping recovery - veneer failure	0.9
Other items and charges, net	(13.0)
Interest expense, less amortization of debt issuance costs	59.5
Provision for income taxes, net of deferred income taxes	0.6
Adjustments as allowed by the Credit Agreement (1)	73.0
Consolidated EBITDA	$412.7

(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro-forma impact of acquisitions on consolidated EBITDA.
In addition to the financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of December 31, 2024, we were in compliance with all covenants contained in the Credit Agreement.
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
Tax-Exempt Financings and Other Debt
As of December 31, 2024, we had outstanding $277.0 million aggregate principal amount of tax-exempt bonds, $69.7 million aggregate principal amount of finance leases and $1.5 million aggregate principal amount of notes payable. See Note 11, Debt to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure regarding our debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual cash obligations (in thousands) as of December 31, 2024. These obligations are reflected in our consolidated balance sheet and include obligations with scheduled maturities, as well as significant obligations pertaining to accrued environmental remediation liabilities and final capping, closure and post-closure asset retirement obligations at our landfills. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented (in thousands).

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Debt	$42,619	$31,918	$820,783	$252,842	$1,148,162
Interest obligations (1)	62,560	120,602	116,704	136,670	436,536
Non-cancellable operating leases	6,673	10,560	7,834	24,698	49,765
Landfill operating lease contracts	6,935	13,828	9,748	15,371	45,882
Pension plan contributions	147	294	294	995	1,730
Environmental remediation	1,599	559	601	3,406	6,165
Final capping, closure and post-closure	7,149	50,474	46,902	285,012	389,537
Total contractual cash obligations (2)	$127,682	$228,235	$1,002,866	$718,994	$2,077,777

(1)Based on debt balances as of December 31, 2024. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2024.
(2)Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2025.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2024. For further description regarding contractual obligations, see Note 8, Leases, Note 10, Final Capping, Closure and Post-Closure Costs, Note 11, Debt, Note 12, Commitments and Contingencies, and Note 15, Employee Benefit Plans to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Inflation
Inflationary increases in costs, including current inflationary pressures associated primarily with labor, certain other cost categories, and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. However, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K for additional information regarding our fuel cost recovery programs. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
Regional Economic Conditions
Our business is primarily located in the eastern United States. Therefore, our business, financial condition and operational results are susceptible to downturns in the general economy in this geographic region and other factors affecting the region, such as state and local regulations, labor availability and severe weather conditions. We are unable to forecast or determine the timing and/or the future impact of a sustained economic slowdown or other factors affecting the region.
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
The following is a list of accounting policies that we believe are the most critical in understanding our consolidated financial position, results of operations and cash flows and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Our significant accounting policies are more fully discussed in Note 3, Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Landfill Accounting
Landfill Development Costs. We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property and Equipment” accounting policy more fully discussed in Note 3, Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period.
Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for each of our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity. The average amortization rate per ton for our landfills during fiscal years 2024 and 2023 was $7.52 and $7.23, respectively.

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
Closure and post-closure costs represent future estimated costs related to monitoring and maintenance of a solid waste landfill after a landfill facility ceases to accept waste and closes. We estimate, based on input from our engineers, accountants, lawyers, managers and others, our future cost requirements for closure and post-closure monitoring and maintenance based on our interpretation of the technical standards of the Subtitle D regulations and the air emissions standards under the Clean Air Act of 1970, as amended, as they are being applied on a state-by-state basis. Closure and post-closure accruals for the cost of monitoring and maintenance include site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operation and maintenance costs to be incurred for a period which is generally for a term of 30 years after final closure of a landfill. In determining estimated future closure and post-closure costs, we consider costs associated with permitted and permittable airspace. See Note 10, Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure about final capping, closure and post-closure asset retirement costs, including revisions in estimates.
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
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions charged to expense in fiscal year 2024 consider the current economic conditions and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a quarterly basis. Past due accounts receivable are written off when deemed to be uncollectible. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses to our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure about changes to the allowance for credit losses.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2024. As of October 1, 2024, our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. The fair value of our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units exceeded its carrying value by in excess of 23%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2024 or 2023. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible assets consist primarily of covenants not-to-compete, customer relationships and trade names. Intangible assets are recorded at fair value and are amortized based on the economic benefit provided or using the sum of years digits or straight-line methods over their estimated useful lives. Covenants not-to-compete, customer relationships, and trade names are typically amortized over a term of no more than 10 years. See Note 5, Business Combinations and Note 9, Goodwill and Intangible Assets to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure.
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
If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. We incurred no impairment of long-lived assets in fiscal years 2024 or 2023. However, there can be no assurance that long-lived assets will not be impaired at any time in the future.
Business Combinations
We acquire businesses in the waste industry, including non-hazardous waste collection, transfer station, recycling and disposal operations, as part of our growth strategy. Businesses are included in the consolidated financial statements from the date of acquisition.
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized in the consolidated financial statements in the reporting period in which the adjustment amounts are determined. All acquisition-related transaction and restructuring costs are to be expensed as incurred. See Note 5, Business Combinations to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure.

Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. In fiscal year 2024, our maximum exposure per individual event under the workers’ compensation plan was $1.5 million. In fiscal year 2024, our minimum and maximum exposure per individual event under the automobile plan were up to $2.0 million and $4.2 million, respectively. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $24.9 million and $22.4 million as of December 31, 2024 and December 31, 2023, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
See Note 16, Income Taxes to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure.
Contingent Liabilities
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 12, Commitments and Contingencies to our consolidated financial statements included under Item 8. “Financial Statement and Supplementary Data” of this Annual Report on Form 10-K for disclosure about loss contingencies, as applicable..
Stock-Based Compensation
Our equity awards granted generally consist of stock options, restricted stock awards, restricted stock units and market-based performance stock units. The fair value of each stock option grant is estimated using a Black-Scholes option-pricing model. The fair value of restricted stock award and restricted stock unit grants is at a price equal to the fair market value of our Class A common stock at the date of grant. Compensation expense associated with our stock options, restricted stock awards and restricted stock units is recognized as expense in general and administration expense over the employee’s requisite service period. The fair value of market-based performance stock unit grants is valued using a Monte Carlo pricing model and compensation expense is recognized as expense in general and administration expense ratably over the performance period based on our estimated achievement of the established performance criteria. For purposes of calculating stock-based compensation expense, forfeitures are accounted for as they occur. See Note 13, Stockholders' Equity to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure.

New Accounting Standards
For a description of the new accounting standards that may affect us, see Note 2, Accounting Changes to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Based on our consumption levels in the last twelve months ended December 31, 2024, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $6.2 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of December 31, 2024 and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.5 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third-party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
Our fuel costs were $56.8 million in fiscal year 2024, or 3.6% of revenue, compared to $48.6 million in fiscal year 2023, or 3.8% of revenue.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating SRA fee to reduce recycling commodity risks; (2) providing in-bound MRF customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2024, we were not party to any commodity hedging agreements.
Should recycled material commodity prices change by $10 per ton, we estimate that our annual operating income margin would change by approximately $0.5 million annually. Our sensitivity to changes in commodity prices is complex because each customer contract is unique relative to revenue sharing, tipping or processing fees and other arrangements. The above operating income impact may not be indicative of future operating results and actual results may vary materially.

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
A summary of the changes to the notional amount of interest rate derivative agreements follows (in millions):

	Active	Forward Starting	Total
Balance, December 31, 2022	$190.0	$20.0	$210.0
Additions	390.0	—	390.0
Commencements	20.0	(20.0)	—
Maturities	(85.0)	—	(85.0)
Balance, December 31, 2023	515.0	—	515.0
Additions	—	—	—
Commencements	—	—	—
Maturities	—	—	—
Balance, December 31, 2024 (1)	$515.0	$—	$515.0
(1)These agreements mature between February 2026 and June 2028 and state that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.60%.
As of December 31, 2024, we have $348.2 million of fixed rate debt in addition to the $515.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to approximately $285.0 million of long-term debt as of December 31, 2024. The interest rate on the variable rate portion of long-term debt was approximately 6.0% at December 31, 2024. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $2.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 18, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
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
Landfill Accounting
As described in Note 3 of the consolidated financial statements, the Company capitalizes landfill acquisition and development costs and charges those costs to expense on a units-of-consumption method as landfill airspace is consumed. In addition, the Company accrues an asset retirement obligation for estimated capping, closure and post-closure costs related to its landfills. As described in Note 7 of the consolidated financial statements, as of December 31, 2024, the Company’s landfill assets totaled $859.6 million, and the associated amortization expense for the year ended December 31, 2024 was $44.5 million. As described in Note 10 of the consolidated financial statements, as of December 31, 2024, the Company estimated its accrued capping, closure and post-closure costs at $172.2 million. The landfill asset amortization and accrued capping, closure and post-closure costs are based on estimates of future cash flows, which require significant assumptions and estimates about the future operations and retirement of each landfill. Management estimates the costs and timing of expected future cash flows based on various assumptions at each individual landfill including:
•The future landfill development costs, as well as costs associated with the final capping, closure and post closure activities.
•Remaining permitted and unpermitted expansion airspace, which is estimated by Company engineers, in consultation with third-party engineers and surveyors, who utilize annual aerial surveys.

•Compaction factors, or airspace utilization factors, which are estimated using a process that considers the measured density obtained from annual aerial surveys.
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
Valuation of Certain Property and Equipment and Intangible Assets in Certain Business Combinations
As described in Note 5 of the consolidated financial statements, the Company completed the acquisition of eight businesses during the year ended December 31, 2024, for total consideration of $467.9 million, net of cash acquired. The Company accounted for these transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed primarily based on their respective fair values, including identified property and equipment of $106.9 million and identifiable intangible assets of $128.2 million. Of the identified property and equipment and identifiable intangible assets acquired, the most significant included machinery and equipment of $90.0 million and customer relationship intangible assets of $104.8 million. The Company estimated the fair value of these assets using a combination of cost, market, and income approaches, which required management to make significant estimates and assumptions.
We identified the valuation of machinery and equipment and customer relationships assets in certain business combinations completed by the Company during the year ended December 31, 2024 as a critical audit matter because of the significant estimates and assumptions management used in the fair value determination. Auditing management’s selection of the cost and market assumptions related to the valuation of the machinery and equipment assets and the forecasts of future revenue and expenses and the selection of the attrition and discount rates related to the valuation of the customer relationships required a high degree of auditor judgment and an increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.
Our audit procedures related to the valuation of machinery and equipment and customer relationships assets acquired in certain business combinations, included the following, among others:
•We obtained an understanding of the relevant controls related to the valuation of these assets and tested such controls for design and operating effectiveness. This included management’s controls over the selection of the cost and market assumptions for the valuation of the machinery and equipment assets and the forecasts of future revenue and expenses and the selection of the attrition rates and discount rates related to the valuation of the customer relationships intangible assets.

•We read the purchase and sale agreements to understand and evaluate the terms of the acquisitions.
•We evaluated the reasonableness of the forecasts of future revenue and expenses and the selection of attrition rates used in the valuation of the customer relationships by comparing the projections and rates to historical results.
•We tested the underlying data used by management to estimate the fair value of the machinery and equipment assets and customer relationships intangible assets for accuracy and completeness.
•We utilized our valuation specialists to assist in the following procedures, among others:
◦Evaluating the appropriateness of the valuation models and methods used by management and testing their mathematical accuracy.
◦Corroborating the market data used by management to estimate the fair value of the machinery and equipment by independently obtaining cost and market data from market sources and comparing it to the data used by management.
◦Comparing the source information underlying the determination of the discount rates to publicly available market data and testing the accuracy of the calculations.
/s/ RSM US LLP

We have served as the Company's auditor since 2010.
Boston, Massachusetts
February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Casella Waste Systems, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 18, 2024 expressed an unqualified opinion.
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
As discussed in Management’s Report on Internal Control Over Financial Reporting, management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024: LMR Disposal LLC, Roxburg Station LLC and AMP Holdings LLC (collectively, LMR); Whitetail Disposal, Inc. (Whitetail); Royal Carting Holdings Corp., Welsh Sanitation Holdings Corp., Panichi Holding Corp., Valley 82 Holding Corp., Kejem Properties, LLC, Hopewell Industrial Properties LLC, Milbrook Properties LLC, and Watch Hill Holding Corp. (collectively, Royal); and Tiger Waste Disposal Services, Inc. and Gra-Jen Properties, LLC (collectively, Tiger), because they were acquired by the Company during 2024 and have not yet been fully incorporated into the Company’s internal controls over financial reporting. We have also excluded LMR, Whitetail, Royal, and Tiger from our report of internal controls over financial reporting as of December 31, 2024. Collectively, LMR, Whitetail, Royal, and Tiger represent total assets and revenues of approximately 16% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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
/s/ RSM US LLP
Boston, Massachusetts
February 18, 2025

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$383,303	$220,912
Accounts receivable, net of allowance for credit losses of $8,515 and $4,066, respectively	165,917	157,324
Refundable income taxes	9,286	3,089
Prepaid expenses	23,047	17,223
Inventory	21,539	17,859
Other current assets	10,213	9,918
Total current assets	613,305	426,325
Property and equipment, net of accumulated depreciation and amortization of $1,302,324 and $1,167,541, respectively	1,164,815	980,553
Operating lease right-of-use assets	98,050	100,844
Goodwill	1,002,266	735,670
Intangible assets, net	313,468	241,429
Restricted assets	2,499	2,203
Cost method investments	10,967	10,967
Deferred income taxes	—	11,224
Other non-current assets	24,698	26,255
Total assets	$3,230,068	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2024	December 31, 2023
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$42,619	$35,781
Current operating lease liabilities	10,291	9,039
Accounts payable	111,087	116,794
Accrued payroll and related expenses	32,620	22,657
Accrued interest	2,120	3,886
Contract liabilities	50,690	31,472
Current accrued capping, closure and post-closure costs	3,224	10,773
Other accrued liabilities	54,666	48,456
Total current liabilities	307,317	278,858
Debt, less current portion	1,090,632	1,007,662
Operating lease liabilities, less current portion	64,449	66,074
Accrued capping, closure and post-closure costs, less current portion	169,006	123,131
Deferred income taxes	19,089	627
Other long-term liabilities	28,736	37,327
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,370,000 and 57,007,000 shares issued and outstanding, respectively	624	570
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	1,679,878	1,168,812
Accumulated deficit	(132,985)	(146,521)
Accumulated other comprehensive income (loss), net of tax	3,312	(1,080)
Total stockholders' equity	1,550,839	1,021,791
Total liabilities and stockholders' equity	$3,230,068	$2,535,470
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenues	$1,557,283	$1,264,542	$1,085,089
Operating expenses:
Cost of operations	1,027,336	832,038	723,117
General and administration	190,754	155,847	133,419
Depreciation and amortization	234,907	170,705	126,351
Expense from acquisition activities	24,879	15,038	4,613
Southbridge Landfill closure charge	8,385	467	1,436
Landfill capping (recovery) charge - veneer failure	(1,739)	3,870	—
Legal settlement	—	6,150	—
Environmental remediation charge	—	—	759
	1,484,522	1,184,115	989,695
Operating income	72,761	80,427	95,394
Other expense (income):
Interest income	(10,428)	(10,741)	(709)
Interest expense	62,411	47,578	23,722
Debt modification expense	1,396	—	—
Loss from termination of bridge financing	—	8,191	—
Other income	(1,666)	(1,646)	(2,585)
Other expense, net	51,713	43,382	20,428
Income before income taxes	21,048	37,045	74,966
Provision for income taxes	7,512	11,646	21,887
Net income	$13,536	$25,399	$53,079
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	59,576	55,174	51,623
Basic earnings per common share	$0.23	$0.46	$1.03
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	59,681	55,274	51,767
Diluted earnings per common share	$0.23	$0.46	$1.03
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended December 31,
	2024	2023	2022
Net income	$13,536	$25,399	$53,079
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	8,543	6,259	(1,662)
Interest rate swap amounts reclassified into interest expense	(8,442)	(6,361)	1,443
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	6,088	(13,102)	16,959
Other comprehensive income (loss)	6,189	(13,204)	16,740
Tax effect related to items of other comprehensive income (loss)	1,797	(4,582)	4,095
Other comprehensive income (loss), net of tax	4,392	(8,622)	12,645
Comprehensive income	$17,928	$16,777	$65,724
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(in thousands)

	Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income ( Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2021	$422,457	50,423	$504	988	$10	$652,045	$(224,999)	$(5,103)
Issuances of Class A common stock	1,564	281	3	—	—	1,561	—	—
Stock-based compensation	8,155	—	—	—	—	8,155	—	—
Comprehensive income:
Net income	53,079	—	—	—	—	—	53,079	—
Other comprehensive income
Hedging activity	12,645	—	—	—	—	—	—	12,645
Balance, December 31, 2022	497,900	50,704	507	988	10	661,761	(171,920)	7,542
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,231	6,053	61	—	—	496,170	—	—
Issuances of Class A common stock	1,799	250	2	—	—	1,797	—	—
Stock-based compensation	9,084	—	—	—	—	9,084	—	—
Comprehensive income:
Net income	25,399	—	—	—	—	—	25,399	—
Other comprehensive loss
Hedging activity	(8,622)	—	—	—	—	—	—	(8,622)
Balance, December 31, 2023	1,021,791	57,007	570	988	10	1,168,812	(146,521)	(1,080)
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,245	5,175	52	—	—	496,193	—	—
Issuances of Class A common stock	2,689	188	2	—	—	2,687	—	—
Stock-based compensation	12,186	—	—	—	—	12,186	—	—
Comprehensive income:
Net income	13,536	—	—	—	—	—	13,536	—
Other comprehensive income
Hedging activity	4,392	—	—	—	—	—	—	4,392
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$13,536	$25,399	$53,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,907	170,705	126,351
Interest accretion on landfill and environmental remediation liabilities	11,601	9,885	8,008
Amortization of debt issuance costs	2,960	2,962	1,903
Stock-based compensation	12,186	9,084	8,155
Operating lease right-of-use assets expense	17,784	15,318	13,804
Other items and charges, net	12,980	708	737
Loss from termination of bridge financing	—	8,191	—
Landfill capping (recovery) charge - veneer failure	(889)	3,021	—
Deferred income taxes	6,894	7,392	16,527
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,253	(39,436)	(7,101)
Landfill operating lease contract expenditures	(5,486)	(5,496)	(5,486)
Accounts payable	(13,634)	41,592	11,075
Prepaid expenses, inventories and other assets	(12,519)	(8,172)	(11,054)
Accrued expenses, contract liabilities and other liabilities	(218)	(8,061)	1,316
Net cash provided by operating activities	281,355	233,092	217,314
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(468,628)	(851,839)	(78,197)
Additions to intangible assets	(280)	—	—
Additions to property and equipment	(203,227)	(154,907)	(130,960)
Proceeds from sale of cost method investment	—	—	1,637
Proceeds from sale of property and equipment	1,380	1,110	600
Proceeds from property insurance settlement	146	—	—
Net cash used in investing activities	(670,609)	(1,005,636)	(206,920)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	846,750	465,000	88,200
Principal payments on debt	(783,684)	(26,257)	(59,211)
Payments of debt issuance costs	(6,619)	(12,759)	(1,232)
Payments of contingent consideration	—	—	(1,000)
Proceeds from the exercise of share based awards	349	89	192
Proceeds from the public offering of Class A Common Stock	496,245	496,231	—
Payments of debt modification costs	(1,396)	—	—
Net cash provided by financing activities	551,645	922,304	26,949
Net increase in cash, cash equivalents and restricted cash	162,391	149,760	37,343
Cash, cash equivalents and restricted cash, beginning of period	220,912	71,152	33,809
Cash, cash equivalents and restricted cash, end of period	$383,303	$220,912	$71,152
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$61,217	$43,588	$21,003
Income tax payments	$6,776	$10,109	$2,798
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets acquired through long-term financing obligations	$30,551	$12,322	$11,919
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

2.    ACCOUNTING CHANGES
The following table provides a brief description of a recent Accounting Standards Update (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that we adopted in the fiscal year ended December 31, 2024 (“fiscal year 2024”):

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

We adopted this guidance effective December 31, 2024 and its adoption had an impact on our reportable operating segment disclosures within our consolidated financial statements and accompanying notes. See Note 20, Segment Reporting for enhanced disclosure.

The following table provides a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption as of December 31, 2024 and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption as of December 31, 2024

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

ASU No. 2024-03: Improvements to Income Statement - Expense Disaggregation Disclosures
Requires entities to provide additional disclosure related to more detailed information about specific types of expenses contained in commonly presented expense captions on the statements of operations.

We are currently assessing the provisions of this guidance and expect that its adoption will have an impact on certain expense category disclosures within our consolidated financial statements and accompanying notes. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Management’s Estimates and Assumptions
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data or simply cannot be readily calculated. In some cases, these estimates are difficult to determine, and we must exercise significant judgment. In preparing our consolidated financial statements, the estimates and assumptions that we consider to be significant and that present the greatest amount of uncertainty relate to our accounting for landfills, asset impairments, if applicable, goodwill recoverability assessment, accounts receivable allowance for credit losses, self-insurance reserves, deferred taxes and uncertain tax positions, estimates of the fair values of assets acquired and liabilities assumed in any acquisition, contingent liabilities and stock-based compensation. Each of these items is discussed in more detail elsewhere in these notes to the consolidated financial statements. Actual results may differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements.
Cash and Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents, restricted investment securities, accounts receivable and derivative instruments. We maintain cash and cash equivalents and restricted investment securities with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2024, no single customer or customer group represented greater than 5% of total accounts receivable. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Our reserve is evaluated and revised on a quarterly basis. Past due accounts receivable are written off when deemed to be uncollectible. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses for disclosure over allowance for credit losses.
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
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during the fiscal year 2024, the fiscal year ended December 31, 2023 (“fiscal year 2023”) and the fiscal year ended December 31, 2022 (“fiscal year 2022”) was $1,085, $643 and $330, respectively.
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
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (2.6% as of December 31, 2024). Final capping, closure and post-closure liabilities are then discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2024 is between approximately 6.1% and 10.0%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations in the fiscal year ended April 30, 2004. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $11,350, $9,529 and $7,565 in fiscal years 2024, 2023 and 2022, respectively.

We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized, and the costs are amortized based on the remaining airspace related to the specific final capping event. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure about asset retirement obligations related to final capping, closure and post-closure costs and Note 17, Other Items and Charges for disclosure about the write-off and subsequent partial recovery of historical payments for capping work associated with a veneer failure at a Subtitle D landfill we operate located in Seneca, New York (“Ontario County Landfill”) that occurred in fiscal year 2023.
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted investment securities. Surety bonds securing closure and post-closure obligations at December 31, 2024 and December 31, 2023 totaled $266,446 and $241,728, respectively. There are no letters of credit securing closure and post-closure obligations as of December 31, 2024 and December 31, 2023. See Note 14, Fair Value of Financial Instruments for disclosure about restricted investment securities securing closure and post-closure obligations.
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

We recognize a right-of-use asset and a lease liability for core leases classified as operating leases with a term in excess of 12 months in our consolidated balance sheets. For other non-core operating leases, which are comprised of small-dollar-value items such as office equipment, we expense these costs in the period incurred rather than capitalizing such expenditures on our consolidated balance sheets. We identify lease and nonlease components in a contract to which consideration in the contract will be allocated. We may elect by class of underlying asset to choose not to separate nonlease components from lease components and instead account for each separate lease component and the nonlease components in a contract as part of the single lease component. We have elected to not separate lease components from nonlease components for property leases and are, therefore, not allocating consideration between lease and nonlease components for this asset class. Lease payments include: fixed payments, including in-substance fixed payments, less any lease incentives paid or payable to the lessee; variable lease payments that depend on an index or a rate; exercise price of a purchase option reasonably certain to be exercised; penalties for terminating a lease; and amounts where it is probable that we will owe under a residual value guarantee. Refundable deposits are not considered to be a fixed payment. Variable lease costs that are not based on an index or a rate are recorded to expense in the period incurred. Lease term is determined at lease commencement and includes any noncancellable period for which we have the right to use the underlying asset together with any periods covered by an option to extend or terminate the lease if we are reasonably certain to exercise the option to extend or not to exercise the option to terminate. The initial determination of a lease liability is calculated as the net present value of the lease payments not yet paid. The discount rate used to determine present value is the rate implicit in the lease, if present, or, if not present, our incremental borrowing rate, which is a rate that reflects interest that we would have to pay to borrow funds on a collateralized basis over a similar term to the lease and in a similar economic environment. For shorter term leases, such as vehicle and equipment leases, we calculate our incremental borrowing rate using the interest rate from our existing secured line of credit, adjusted based on term. For longer term leases, such as our landfill operating leases, we calculate our incremental borrowing rate based on an industry yield curve with a similar credit rating, adjusted by a company specific spread as determined by a third party. See Note 8, Leases for further disclosure about lease costs and other lease information.
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
Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. As of December 31, 2024 and December 31, 2023, we had no investments accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of December 31, 2024 and December 31, 2023, we had cost method investments totaling $10,967 and $10,967, respectively.
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
When we assess the carrying value of our investments for potential impairment, determining the fair value of our investments is reliant upon the availability of market information and/or other information provided by third parties to be able to develop an estimate of fair value. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates are not necessarily indicative of the amounts that we, or other holders of these investments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair values. The estimates of fair value could differ significantly from the amounts presented. See “Asset Impairments” accounting policy below.

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
We recognize, separately from goodwill, the identifiable assets acquired and liabilities assumed at their estimated acquisition-date fair values. We measure and recognize goodwill as of the acquisition date as the excess of: (a) the aggregate of the fair value of consideration transferred, the fair value of any noncontrolling interest in the acquiree (if any) and the acquisition date fair value of our previously held equity interest in the acquiree (if any), over (b) the fair value of assets acquired and liabilities assumed. If information about facts and circumstances existing as of the acquisition date is incomplete by the end of the reporting period in which a business combination occurs, we will report provisional amounts for the items for which the accounting is incomplete. The measurement period ends once we receive the information we were seeking; however, this period will not extend beyond one year from the acquisition date. Any material adjustments recognized during the measurement period will be recognized in the consolidated financial statements in the reporting period in which the adjustment amounts are determined. All acquisition-related transaction and restructuring costs are to be expensed as incurred. See Note 5, Business Combinations and Note 17, Other Items and Charges for disclosure about business acquisitions and acquisition related expense, respectively.
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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. In fiscal year 2024, our maximum exposure per individual event under the workers’ compensation plan was $1,500. In fiscal year 2024, our minimum and maximum exposure per individual event under the automobile plan were up to $2,000 and $4,200, respectively. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $24,949 and $22,427 as of December 31, 2024 and December 31, 2023, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.

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
We account for income tax uncertainties according to guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense. See Note 16, Income Taxes for disclosure related to income taxes.
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
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in their fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss), net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities. See Note 11, Debt for further disclosure about interest rate derivatives and Note 14, Fair Value of Financial Instruments for fair value disclosure about derivative instruments.
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

Revenue Recognition
We disaggregate our revenues by applicable service line: collection, landfill, transfer, transportation, landfill gas-to-energy, processing, and services provided by our National Accounts business. Under the revenue recognition guidance, revenues are measured based on the consideration specified in a contract with a customer. The circumstances that impact the timing and amount of revenue recognized for each applicable service line may vary based on the nature of the service performed. We generally recognize revenues for services over time as we satisfy the performance obligation by transferring control over the service to the customer as the service is performed and the benefit is received and consumed by the customer. Services are typically delivered in a series as a single bundled performance obligation over either a designated period of time or for specified number of services. Services may also be delivered as a single bundled service, on a period-to-period basis, or in a spot transaction. Consideration may be variable on a per ton basis and/or fixed. Fixed consideration is allocated to each distinct service and variable consideration is allocated to the increment of time that the service is performed, and we have the contractual right to the fee. Fees are typically billed weekly, monthly, quarterly or in advance. Generally, the amount of consideration that we have the right to receive that is invoiced to the customer directly corresponds to the value of our performance completed to date. We do not disclose the amount of variable consideration included in the transaction price that is allocated to outstanding performance obligations when the variable consideration is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. Revenues that are not satisfied over time are recognized at a point-in-time. This typically includes the sale of recycled or organic materials, as well as renewable energy credits (“RECs”). Revenues from the sale of organic or recycled materials are recognized at a point-in-time as control of the materials transfers to the customer upon shipment or pick-up by the customer. Revenues from the sale of RECs are recognized at a point-in-time as the trade is executed and control transfers to the customer.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. We make rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third parties. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in fiscal years 2024, 2023, or 2022 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $162,916 and $158,931 as of December 31, 2024 and December 31, 2023, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $50,690 and $31,472 as of December 31, 2024 and December 31, 2023, respectively, are presented separately on the consolidated balance sheets. Due to the short-term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2023 and December 31, 2022 was recognized as revenue during fiscal years 2024 and 2023, respectively, when the services were performed. See Note 4, Revenue Recognition for disclosure over revenues by applicable service line.
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

We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2024. As of October 1, 2024, our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. In each case of our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units, the fair value of each reporting unit exceeded its carrying value by in excess of 23%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2024, 2023 or 2022. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. We monitor and assess the carrying value of our cost method investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. We incurred no impairment of cost method investments in fiscal year 2024, 2023 or 2022. There can be no assurance that our cost method investments will not be impaired at any time in the future.
Defined Benefit Pension Plan
We make contributions to one qualified multiemployer defined benefit pension plan (“Pension Plan”). The Pension Plan provides retirement benefits to participants based on their service. We do not administer this plan. The Pension Plan’s benefit formula is based on credited years of service and hours worked as defined in the Pension Plan document. Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code, as amended by the Pension Protection Act of 2006. The Pension Plan’s assets have been invested as determined by the Pension Plan's fiduciaries in accordance with the Pension Plan's investment policy. The Pension Plan’s asset allocation is based on the Pension Plan's investment policy and is reviewed as deemed necessary. See Note 15, Employee Benefit Plans for disclosure about the Pension Plan.
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
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2024 through the date of this filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K and determined that, except as disclosed, there have been no material subsequent events that have occurred since December 31, 2024 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

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
Landfill gas-to-energy
Landfill gas-to-energy services primarily consist of the generation and sale of electricity from landfill gas-to-energy facilities located at certain of our landfills; the generation and sale of renewable natural gas (“RNG”) from a landfill RNG facility; the reservation of electric generating capacity to be used by a customer on demand; and the sale of RECs.
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
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:

Fiscal Year Ended December 31, 2024

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$302,585	$441,386	$217,813	$—	$961,784
Landfill	30,541	64,204	—	—	94,745
Transfer station	68,229	61,430	1,711	—	131,370
Transportation	5,298	15,305	—	—	20,603
Landfill gas-to-energy	1,661	6,297	—	—	7,958
Processing	8,364	2,592	—	130,459	141,415
National Accounts	—	—	—	199,408	199,408
Total revenues	$416,678	$591,214	$219,524	$329,867	$1,557,283

Transferred at a point-in-time	$471	$2,516	$—	$58,273	$61,260
Transferred over time	416,207	588,698	219,524	271,594	1,496,023
Total revenues	$416,678	$591,214	$219,524	$329,867	$1,557,283
Fiscal Year Ended December 31, 2023

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$266,991	$358,883	$84,716	$—	$710,590
Landfill	28,275	72,726	—	—	101,001
Transfer station	65,401	56,630	924	—	122,955
Transportation	4,994	15,632	—	—	20,626
Landfill gas-to-energy	806	5,811	—	—	6,617
Processing	7,996	1,958	—	105,997	115,951
National Accounts	—	—	—	186,802	186,802
Total revenues	$374,463	$511,640	$85,640	$292,799	$1,264,542

Transferred at a point-in-time	$463	$2,731	$—	$34,654	$37,848
Transferred over time	374,000	508,909	85,640	258,145	1,226,694
Total revenues	$374,463	$511,640	$85,640	$292,799	$1,264,542
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Fiscal Year Ended December 31, 2022

	Eastern	Western	Mid-Atlantic (1)	Resource Solutions	Total Revenues
Collection	$233,043	$306,544	$—	$—	$539,587
Landfill	27,301	70,241	—	—	97,542
Transfer station	65,800	44,762	—	—	110,562
Transportation	5,619	14,248	—	—	19,867
Landfill gas-to-energy	925	6,594	—	—	7,519
Processing	7,370	2,764	—	119,045	129,179
National Accounts	—	—	—	180,833	180,833
Total revenues	$340,058	$445,153	$—	$299,878	$1,085,089

Transferred at a point-in-time	$462	$2,138	$—	$52,735	$55,335
Transferred over time	339,596	443,015	—	247,143	1,029,754
Total revenues	$340,058	$445,153	$—	$299,878	$1,085,089
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

5.     BUSINESS COMBINATIONS
In fiscal year 2024, we acquired eight businesses: four of which are in our Mid-Atlantic region, including the purchase of all the equity interests of Whitetail Disposal, Inc. and the assets of LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey; two of which are in our Western region, including the purchase of all equity interests of Royal Carting and Welsh Sanitation and related real estate assets, which consists of collection and transfer operations in the middle and lower Hudson Valley regions of New York as well as western Connecticut; and two of which are tuck-in operations in our Eastern region.
In fiscal year 2023, we acquired seven businesses: the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc., which include solid waste collection, transfer and recycling operations in Pennsylvania, Maryland and Delaware (the “GFL Acquisition”); the assets of Consolidated Waste Services, LLC and its affiliates (dba Twin Bridges), consisting of a collection, transfer and recycling business in the greater Albany, New York area (“Twin Bridges Acquisition”); and five additional solid waste collection businesses that provide collection, transfer and recycling services.
In fiscal year 2022, we acquired fourteen businesses primarily related to our solid waste collection, transfer, recycling and transportation operations.
The operating results of these businesses acquired prior to December 31, 2024 have been included in the accompanying audited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill. Due to the integration of certain of these businesses within our existing market areas, it is not practicable to segregate the revenue and earnings of all of the acquired businesses since their respective acquisition dates.
Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. These are amortized over a two to ten-year period from the date of acquisition.
Goodwill acquired is primarily associated with the value of acquired businesses based on the current and anticipated operating performance of the business, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Approximately $120,754 of goodwill associated with acquisitions completed in fiscal year 2024 is expected to be deductible for tax purposes.

A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Purchase Price:
Cash used in acquisitions, net of cash acquired of $11,687, $1,014, and $—, respectively	$469,159	$846,711	$76,573
Other non-cash consideration	—	—	1,275
Working capital settlements due from sellers	(2,987)	(2,873)	—
Holdbacks and additional consideration due to sellers	1,689	2,729	4,840
Total consideration	467,861	846,567	82,688
Allocated as follows:
Current assets (1)	15,992	19,524	7,644
Property and equipment:
Land	7,026	8,440	3,141
Buildings and improvements	9,878	28,411	8,576
Machinery, equipment and other	89,995	177,916	11,689
Operating lease right-of-use assets	5,222	11,786	405
Intangible assets:
Trade names	12,470	4,320	55
Covenants not-to-compete	10,997	30,860	2,424
Customer relationships	104,762	145,393	12,224
Other non-current assets	—	—	40
Deferred tax liability	(20,392)	(9,058)	—
Current liabilities	(27,755)	(21,417)	(3,812)
Other long-term liabilities	—	(828)	(123)
Operating lease liabilities, less current portion	(5,092)	(9,939)	(282)
Fair value of assets acquired and liabilities assumed	203,103	385,408	41,981
Excess purchase price to be allocated to goodwill	$264,758	$461,159	$40,707
(1)Includes contract receivables in fiscal year 2024, 2023 and 2022 of $12,936, $17,002 and $6,806, respectively. Substantially all of contractual amounts are expected to be collected.
Purchase price allocations are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for fiscal year 2024 are subject to change. Amounts in the fiscal years 2023 and 2022 are preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired.

Unaudited pro forma combined information that shows our operational results as though each acquisition completed through December 31, 2024 had occurred as of January 1, 2022 is as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Revenues	$1,699,991	$1,653,535	$1,629,041
Operating income	$66,320	$79,815	$104,422
Net income	$8,784	$21,111	$52,726

Basic earnings per share attributable to common stockholders:
Basic weighted average shares outstanding	59,576	55,174	51,623
Basic earnings per common share	$0.15	$0.38	$1.02
Diluted earnings per share attributable to common stockholders:
Diluted weighted average shares outstanding	59,681	55,274	51,767
Diluted earnings per common share	$0.15	$0.38	$1.02
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2022 or the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
6.    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
A summary of the changes to allowance for credit losses follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$4,066	$3,016	$3,276
Additions - charged to expense (1)	5,987	2,468	1,893
Additions - reserve for acquired receivables with credit deterioration	870	—	—
Deductions - write offs charged against the allowance, net of recoveries	(2,408)	(1,418)	(2,153)
Balance at end of period	$8,515	$4,066	$3,016
(1)Includes a charge recorded in fiscal year 2024 in expense from acquisition activities for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business. See Note 17, Other Items and Charges for disclosure regarding expense from acquisition activities.

7.     PROPERTY AND EQUIPMENT
A summary of property and equipment is as follows:

	December 31,
	2024	2023
Land	$56,010	$47,863
Landfills	859,602	786,130
Finance lease right-of-use assets	128,159	101,770
Buildings and improvements	303,170	262,204
Machinery and equipment	318,391	287,175
Rolling stock	490,571	396,247
Containers	311,236	266,705
Total property and equipment (1)	2,467,139	2,148,094
Less: accumulated depreciation and amortization	(1,302,324)	(1,167,541)
Property and equipment, net	$1,164,815	$980,553
(1)Includes construction-in-process of $104,686 and $74,408 at December 31, 2024 and December 31, 2023, respectively, that have not been placed in service and, therefore, have not begun depreciating.
Depreciation expense for fiscal years 2024, 2023 and 2022 was $133,928, $99,249 and $78,139, respectively. Landfill amortization expense for fiscal years 2024, 2023 and 2022 was $44,498, $40,419 and $31,619, respectively.

8.     LEASES
A schedule of lease costs and other lease information follows:

	Fiscal Year Ended December 31,
	2024	2023
Lease cost:
Amortization of right-of-use assets	$9,216	$7,383
Interest expense	2,594	1,840
Fixed lease cost - vehicles, equipment and property	8,021	6,292
Fixed lease cost - landfill operating leases	9,763	9,026
Fixed lease cost	17,784	15,318
Short-term lease cost	9,603	5,313
Variable lease cost	780	604
Total lease cost	$39,977	$30,458

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$12,071	$8,981
Operating cash flows for operating leases	$11,884	$10,578
Right-of-use assets obtained in exchange for new finance lease liabilities	$28,723	$12,211
Right-of-use assets obtained in exchange for new operating lease liabilities	$11,686	$19,796

		December 31, 2024
Weighted-average remaining lease term - finance leases (years)		5.1
Weighted-average remaining lease term - operating leases (years)		9.9
Weighted-average discount rate - finance leases		4.6%
Weighted-average discount rate - operating leases		4.8%
Estimated minimum future lease obligations as of December 31, 2024 for each of the next five fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2025	$13,608	$19,951
Fiscal year ending December 31, 2026	12,719	15,367
Fiscal year ending December 31, 2027	11,669	11,399
Fiscal year ending December 31, 2028	8,926	10,750
Fiscal year ending December 31, 2029	8,656	8,571
Thereafter	40,069	14,366
Total lease payments	95,647	80,404
Less: interest	(20,907)	(10,742)
Lease liability balance	$74,740	$69,662

9.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reportable operating segment is as follows:

	December 31, 2023	Acquisitions	Business Combination Adjustments	December 31, 2024
Eastern	$73,893	$774	$—	$74,667
Western	285,056	92,825	704	378,585
Mid-Atlantic	332,247	171,159	946	504,352
Resource Solutions	44,474	—	188	44,662
Total	$735,670	$264,758	$1,838	$1,002,266

	December 31, 2022	Acquisitions	Business Combination Adjustments	December 31, 2023
Eastern	$52,406	$21,487	$—	$73,893
Western	183,286	101,717	53	285,056
Mid-Atlantic	—	332,247	—	332,247
Resource Solutions	38,766	5,708	—	44,474
Total	$274,458	$461,159	$53	$735,670
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2024
Intangible assets	$71,568	$377,600	$25,795	$474,963
Less accumulated amortization	(34,398)	(115,305)	(11,792)	(161,495)
	$37,170	$262,295	$14,003	$313,468

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2023
Intangible assets	$61,573	$272,571	$13,325	$347,469
Less accumulated amortization	(26,645)	(72,227)	(7,168)	(106,040)
	$34,928	$200,344	$6,157	$241,429
Intangible amortization expense for fiscal years 2024, 2023 and 2022 was $56,481, $31,037 and $16,593, respectively.
Based on the amortizable intangible assets recorded in the consolidated balance sheets at December 31, 2024, intangible amortization expense for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal year ending December 31, 2025	$67,846
Fiscal year ending December 31, 2026	$60,006
Fiscal year ending December 31, 2027	$52,478
Fiscal year ending December 31, 2028	$44,749
Fiscal year ending December 31, 2029	$34,086
Thereafter	$54,303
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

The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2024	2023
Beginning balance	$133,904	$113,678
Obligations incurred	7,093	5,447
Revisions in estimates (1)	29,537	14,030
Accretion expense	11,350	9,529
Obligations settled (2)	(8,765)	(11,801)
(Recovery) write-off of capping payments (3)	(889)	3,021
Ending balance	$172,230	$133,904
(1)Relates to changes in estimates and assumptions concerning anticipated waste flow, costs, including as a result of higher inflation, and timing of future final capping, closure and post-closure activities at our landfills. Fiscal year 2024 includes $8,385 related to the revision in estimates of the post-closure liability for the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”), related to the final closure permit. See Note 17, Other Items and Charges for further disclosure over the Southbridge Landfill revision.
(2)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
(3)Relates to the write-off of historical payments associated with capping work that was deemed no longer viable due to a veneer failure at the Ontario County Landfill, which we operate, that occurred in fiscal year 2023, and subsequent partial recovery in fiscal year 2024 after an engineering evaluation determined that a portion of the affected area was still viable. See Note 17, Other Items and Charges for additional disclosure.

11.     DEBT
A summary of debt is as follows:

	December 31,
	2024	2023
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.967% as of December 31, 2024	$800,000	$—
Term loan A facility payable quarterly with balance due December 2026 amended and restated in September 2024 as the Term Loan Facility	—	350,000
Term loan A facility payable quarterly with balance due December 2026 amended and restated in September 2024 as the Term Loan Facility	—	419,250
Revolving credit facility (“Revolving Credit Facility”) due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.610%	—	—
Revolving credit facility due December 2026 amended and restated in September 2024 as the Revolving Credit Facility	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) due January 2025 - fixed rate interest period bearing interest at 5.25% through January 2025	25,000	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	—
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.6%	69,662	53,066
Notes payable maturing through September 2028; bearing interest up to 8.1%	1,500	230
Principal amount of debt	1,148,162	1,054,546
Less—unamortized debt issuance costs	14,911	11,103
Debt less unamortized debt issuance costs	1,133,251	1,043,443
Less—current maturities of debt	42,619	35,781
Debt, less current portion	$1,090,632	$1,007,662

Credit Facility
In September 2024, we entered into a second amended and restated credit agreement (“Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (“Existing Credit Agreement”). The Credit Agreement provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, the “Credit Facility”). The proceeds of the Credit Facility refinanced our term loans under the Existing Credit Agreement, and may be used for working capital, permitted acquisitions, investments and dividends and distributions, and for other general corporate purposes. The Existing Credit Agreement included a $430,000 aggregate principal amount Term Loan A Facility entered into in June 2023 to partially fund the GFL Acquisition.
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2024, further advances were available under the Credit Facility in the amount of $675,403. The available amount is net of outstanding irrevocable letters of credit totaling $24,597, and as of December 31, 2024 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of December 31, 2024, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of December 31, 2024, we had outstanding $277.0 million aggregate principal amount of tax-exempt bonds in the states of New York, Vermont, Maine and New Hampshire (collectively, the “Industrial Revenue Bonds”), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In fiscal year 2024, we completed the issuance of $45,000 aggregate principal amount of FAME Bonds 2024, $25,000 of which was restricted as of December 31, 2024 to be used for the repayment in full of FAME Bonds 2005R-3, which matured and were paid in January 2025. In fiscal year 2023, we completed the issuance of $35,000 aggregate principal amount of New York Bonds 2020R-2.

Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Interest expense on long-term debt and finance leases	$60,077	$44,836	$21,691
Amortization of debt issuance costs (1)	2,960	2,962	1,903
Letter of credit fees	459	423	458
Less: capitalized interest	(1,085)	(643)	(330)
Total interest expense	$62,411	$47,578	$23,722
(1)Includes interest expense related to a short-term secured bridge financing entered into in connection with the GFL Acquisition and interest expense related to a short-term unsecured bridge financing entered into in connection with the Twin Bridges Acquisition of $395 and $101, respectively, during the fiscal year 2023.
Debt Modification Expense
In fiscal year 2024, we recognized debt modification expense of $1,396 associated with agent fees and other third-party costs we paid during the refinancing of our Credit Agreement.
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
A summary of the changes to the notional amount of interest rate derivative agreements follows:

	Active	Forward Starting	Total
Balance, December 31, 2022	$190,000	$20,000	$210,000
Additions	390,000	—	390,000
Commencements	20,000	(20,000)	—
Maturities	(85,000)	—	(85,000)
Balance, December 31, 2023	515,000	—	515,000
Additions	—	—	—
Commencements	—	—	—
Maturities	—	—	—
Balance, December 31, 2024 (1)	$515,000	$—	$515,000
(1)These agreements mature between February 2026 and June 2028 and state that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.60%.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	December 31, 2024	December 31, 2023
Interest rate swaps	Other current assets	$3,606	$5,951
Interest rate swaps	Other non-current assets	4,036	4,413
Total		$7,642	$10,364

Interest rate swaps	Other accrued liabilities	$570	$—
Interest rate swaps	Other long-term liabilities	2,282	11,762
Total		$2,852	$11,762

Interest rate swaps	Accumulated other comprehensive income (loss), net	$4,790	$(1,398)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net	(1,478)	318
		$3,312	$(1,080)
Fair Value of Debt
As of December 31, 2024, the fair value of the Industrial Revenue Bonds was approximately $276,503 and the carrying value was $277,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2024, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
Future Maturities of Debt
Aggregate principal maturities of debt as of December 31, 2024 for each of the next five fiscal years and thereafter are as follows:

Fiscal year ending December 31, 2025	$42,619
Fiscal year ending December 31, 2026	13,717
Fiscal year ending December 31, 2027	18,201
Fiscal year ending December 31, 2028	29,968
Fiscal year ending December 31, 2029	790,815
Thereafter	252,842
$1,148,162
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $601 relating to our outstanding legal proceedings as of December 31, 2024. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. See Note 17, Other Items and Charges for disclosure regarding a legal settlement charge recorded in fiscal year 2023.
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

North Country Environmental Services Letter of Deficiency
On June 14, 2024, NCES received a Letter of Deficiency (the “Letter”) from DES concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. NCES has entered into preliminary discussions with the New Hampshire Department of Justice concerning an administrative order and associated penalties relative to the deficiencies. We believe that a liability related to this matter is probable and, accordingly, have recorded an accrual as of December 31, 2024.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of December 31, 2024 range between 1.5% and 7.1%. A summary of the changes to the aggregate environmental remediation liabilities for the twelve months ended December 31, 2024 and 2023 follows:

	Twelve Months Ended December 31,
	2024	2023
Beginning balance	$5,889	$6,335
Accretion expense	95	100
Obligations settled (2)	(452)	(546)
Ending balance	5,532	5,889
Less: current portion	1,597	1,662
Long-term portion	$3,935	$4,227
(1)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
The total expected environmental remediation payments, as of December 31, 2024 for each of the next five fiscal years and thereafter are as follows:

Fiscal year ending December 31, 2025	$1,599
Fiscal year ending December 31, 2026	281
Fiscal year ending December 31, 2027	278
Fiscal year ending December 31, 2028	304
Fiscal year ending December 31, 2029	297
Thereafter	3,406
Total	$6,165

A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liabilities to the amount recognized in our consolidated balance sheet at December 31, 2024 is as follows:

Undiscounted liability	$6,165
Less discount, net	(633)
Liability balance - December 31, 2024	$5,532
Any substantial liability incurred by us arising from environmental damage could have a material adverse effect on our business, financial condition and results of operations.
Cash, Cash Equivalents and Restricted Cash
Restricted cash is included with cash and cash equivalents in our consolidated balance sheets. Our restricted cash consists of cash proceeds from the issuance of the FAME Bonds 2024 restricted to be used for the repayment in full of FAME Bonds 2005R-3 on its stated maturity in January 2025. See Note 11, Debt for disclosure regarding our industrial revenue bonds. A reconciliation of cash, cash equivalents and restricted cash is as follows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$358,303	$220,912
Restricted cash	25,000	—
Cash, cash equivalents and restricted cash	$383,303	$220,912
13.     STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
On September 19, 2024, we completed a public offering of 5,175 shares of our Class A common stock at a public offering price of $100.00 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496,245. The net proceeds from this offering were and are to be used to repay borrowings under our Revolving Credit Facility and are further available to fund acquisition activity and for general corporate purposes.
On June 16, 2023, we completed a public offering of 6,053 shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496,231. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, as discussed in Note 17, Other Items and Charges, and to repay borrowings and/or debt securities as discussed Note 11, Debt.
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
Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2024 and December 31, 2023, we had no shares issued.

Stock Based Compensation
Stock Incentive Plans
Amended and Restated 2016 Incentive Plan. In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (the “Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us.
As of December 31, 2024, there were 2,205 Class A common stock equivalents available for future grant under the Amended 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
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
Stock Options
A summary of stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	129	$66.03
Granted	—	$—
Exercised	(28)	$12.48
Forfeited or expired	—	$—
Outstanding, December 31, 2024	101	$80.85	7.7	$2,518
Exercisable, December 31, 2024	42	$79.50	7.5	$1,102
During fiscal years 2024, 2023 and 2022, stock-based compensation expense for stock options was $579, $516 and $248, respectively.

During fiscal years 2024, 2023 and 2022, the aggregate intrinsic value of stock options exercised was $2,625, $1,302 and $1,467, respectively.
As of December 31, 2024, we had $1,528 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.9 years.
The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
Other Stock Awards
A summary of restricted stock award, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	181	$84.82
Granted	106	$99.61
Class A common stock vested	(84)	$88.60
Forfeited or canceled	(6)	$85.70
Outstanding, December 31, 2024	197	$91.14	1.9	$20,882
Unvested, December 31, 2024	327	$92.55	1.7	$34,625
(1)Performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 130 shares of Class A common stock currently included in unvested. The market-based performance stock unit grants that vested in fiscal year 2024 resulted in the issuance of 38 additional shares of Class A common stock.
During fiscal years 2024, 2023 and 2022, stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $11,001, $8,116 and $7,530, respectively.
During fiscal years 2024, 2023 and 2022, the total fair value of other stock awards vested was $8,409, $12,048 and $17,011, respectively.
As of December 31, 2024, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $5,865, which will be recognized over a weighted average period of 2.0 years. As of December 31, 2024, total unrecognized stock-based compensation expense related to performance stock units based on our estimated achievement of the established performance criteria was $5,032, which will be recognized over a weighted average period of 1.7 years.
The weighted average fair value of market-based performance stock units granted during fiscal year 2024 was $105.35 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 4.3% and an expected volatility of 25.3% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $607, $451 and $376 of stock-based compensation expense related to our Second Amended and Restated 1997 Employee Stock Purchase Plan (“ESPP”) during fiscal years 2024, 2023 and 2022, respectively.
Tax benefit for income taxes associated with stock-based compensation during fiscal years 2024, 2023 and 2022 was $(1,907), $(2,330) and $(1,744), respectively.
Accumulated Other Comprehensive Income (Loss), Net of Tax
Accumulated other comprehensive income (loss), net of tax is a component of stockholders' equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges and the changes in fair value of our marketable securities.

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax are as follows:

Interest Rate Swaps
Balance as of December 31, 2021	$(5,103)
Other comprehensive income before reclassifications	15,297
Amounts reclassified from accumulated other comprehensive loss	1,443
Income tax provision related to items in other comprehensive income	(4,095)
Other comprehensive income, net of tax	12,645
Balance as of December 31, 2022	7,542
Other comprehensive loss before reclassifications	(6,843)
Amounts reclassified from accumulated other comprehensive income	(6,361)
Income tax benefit related to items in other comprehensive loss	4,582
Other comprehensive loss, net of tax	(8,622)
Balance as of December 31, 2023	(1,080)
Other comprehensive income before reclassifications	14,631
Amounts reclassified from accumulated other comprehensive loss	(8,442)
Income tax benefit related to items in other comprehensive income	(1,797)
Other comprehensive income, net of tax	4,392
Balance as of December 31, 2024	$3,312
A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax for fiscal years 2024, 2023 and 2022 is as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Accumulated Other Comprehensive Income (Loss), Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax			Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(8,442)	$(6,361)	$1,443	Interest expense
	8,442	6,361	(1,443)	Income before income taxes
	2,500	2,633	98	Provision for income taxes
	$5,942	$3,728	$(1,541)	Net income

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$7,642	$—
Restricted investment securities - landfill closure	2,499	—	—
	$2,499	$7,642	$—
Liabilities:
Interest rate swaps	$—	$2,852	$—

	Fair Value Measurement at December 31, 2023 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$10,364	$—
Restricted investment securities - landfill closure	2,203	—	—
	$2,203	$10,364	$—
Liabilities:
Interest rate swaps	$—	$11,762	$—
15.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan. Under the provisions of the 401(k) plans, participants may direct us to defer a portion of their compensation to a 401(k) plan, subject to Internal Revenue Code limitations. In fiscal year 2024, we provided an employer matching contribution for hourly employees equal to 100% of every dollar an employee invests up to 1% of annual income and 50% of additional employee contributions up to a maximum contribution into a 401(k) plan of 3% of annual income. In fiscal year 2024, we provided an employer matching contribution for salaried employees equal to 50% of every dollar an employee invests in a 401(k) plan up to a maximum contribution of one thousand five hundred dollars or up to 2% of annual income, whichever is greater, per employee per calendar year. Participants vest in employer contributions ratable over a two-year period. Employer contributions for fiscal years 2024, 2023 and 2022 amounted to $5,831, $4,371 and $3,558, respectively.

Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under the ESPP, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. In June 2023, our stockholders approved an amendment and restatement of the ESPP to increase the number of shares of Class A common stock reserved for issuance under the ESPP by 400 shares of Class A common stock. Class A common stock issued under our ESPP during fiscal years 2024, 2023 and 2022 amounted to 30, 24 and 22 shares, respectively. As of December 31, 2024, 377 shares of Class A common stock were available for distribution under our ESPP.
Defined Benefit Pension Plan
We contribute to a multiemployer defined benefit pension plan. The Pension Plan, under the terms of a collective bargaining agreement covers certain of our union represented employees. In the fiscal year ended December 31, 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. The withdrawal generated a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, that capped our gross payments at $4,224, significantly reducing our cash exposure from the potential $18,511 withdrawal liability as determined based on a complete withdrawal prior to withdrawing from the Pension Plan. As of December 31, 2024, we had a remaining obligation of $1,402 in aggregate principal amount associated with our withdrawal. Upon re-entry as a new employer in the Pension Plan, our contributions are projected to fully fund the defined benefits accrued by our employees in the Pension Plan, thereby eliminating future accruals of withdrawal liability. As of December 31, 2024, our employees were fully funded, subject to the terms of the Withdrawal and Re-entry Agreements. Subsequent withdrawal from the Pension Plan, under certain circumstances, may result in a change in the payment schedule required to settle the remaining obligation associated with our withdrawal. During fiscal years 2024, 2023 and 2022, we made contributions to the Pension Plan of $500, $479 and $442, respectively.
16.     INCOME TAXES
A summary of the provision for income taxes is as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Federal
Current	$911	$—	$—
Deferred	8,652	8,155	15,645
	9,563	8,155	15,645
State
Current	(297)	4,385	5,362
Deferred	(1,754)	(894)	880
	(2,051)	3,491	6,242
Provision for income taxes	$7,512	$11,646	$21,887
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2024, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2024, revenue growth and expectations of future profitability, and negative evidence, including the impact of significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. We also considered the impact of acquisitions, including of Whitetail Disposal, Inc. and its integration into the company. After assessing both the positive evidence and the negative evidence, we determined it is more likely than not that certain state deferred tax assets would be realized in the future, and therefore released a portion of the valuation allowance as of December 31, 2024, resulting in a benefit from income taxes of $3,166. As of December 31, 2024, we maintained a valuation allowance of $8,456 primarily related to certain state net operating losses.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The change in the valuation allowance for fiscal year 2024 was a decrease of $2,530. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets.
The differences in the provision for income taxes and the amounts determined by applying the Federal statutory rate to income before income taxes are as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21%	21%	21%
Tax at statutory rate	$4,420	$7,779	$15,743
State income taxes, net of federal benefit	(1,660)	620	4,203
Change in valuation allowance	68	1,675	459
Federal effect of change in state valuation allowance	—	(312)	282
Expired tax attributes	497	—	—
Non-deductible officer compensation	1,172	996	1,300
Other non-deductible expenses	2,931	809	782
Deductible stock awards	103	(963)	(627)
Tax credits	63	(60)	(83)
Reversal of disproportionate tax effects in other comprehensive (loss) income	—	938	—
Other, net	(82)	164	(172)
Provision for income taxes	$7,512	$11,646	$21,887
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and reserves	$60,319	$49,339
Net operating loss carryforwards	26,544	35,571
General business and state tax credit carryforwards	3,900	6,862
Interest expense limitation	10,089	6,690
Stock awards	3,256	2,690
Unrealized loss on swaps	—	375
Other	1,024	1,567
Total deferred tax assets	105,132	103,094
Less: valuation allowance	(8,456)	(10,986)
Total deferred tax assets after valuation allowance	96,676	92,108
Deferred tax liabilities:
Tax over book depreciation of property and equipment	(71,467)	(58,927)
Amortization of intangibles	(42,961)	(22,540)
Unrealized gain on swaps	(1,337)	—
Other	—	(44)
Total deferred tax liabilities	(115,765)	(81,511)
Net deferred tax (liability) asset	$(19,089)	$10,597

The net deferred tax liability at December 31, 2024 is reflected on the consolidated balance sheet as a long-term deferred federal and state tax liability of $(19,089).
As of December 31, 2024, we have, for federal income tax purposes, net operating loss carryforwards of approximately $83,211, which do not expire. We have state net operating loss carryforwards of approximately $125,708 that expire in the fiscal years ending December 31, 2025 through 2044 or that do not expire in certain jurisdictions. In addition, we have $3,900 general business credit carryforwards which expire in the fiscal years ending December 31, 2025 through 2044 and zero state credit carryforwards. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes.
The provisions of FASB ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FASB ASC 740-10-25-5 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FASB ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reflected as a reduction of the overall income tax provision. As of December 31, 2024 and 2023, we did not have any uncertain tax positions.
We are subject to U.S. federal income tax, as well as the income tax of multiple state jurisdictions. For federal tax purposes, income tax returns from years ending 2021 through 2024 are open for assessment. Tax years 1999 through 2020 are open for examination to the extent of any NOLs or credits that have been carried forward from those years.

17.     OTHER ITEMS AND CHARGES
Landfill Capping (Recovery) Charge - Veneer Failure
In fiscal year 2023, we recorded a charge of $3,870 consisting of both (i) the write-off of historical payments associated with capping work that was deemed no longer viable due to a veneer failure and (ii) the related operating expenses incurred to clean up the affected capping material at the Ontario County Landfill that we operate. In fiscal year 2024, we recorded a recovery of $(1,739) consisting of both (i) a partial reversal of historical payments written off after an engineering evaluation determined that a portion of the area affected by the veneer failure was deemed to still be viable as well as (ii) a recovery of operating expenses incurred during the clean up of the affected capping material as part of a settlement with a third party. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure over our remaining estimated costs associated with obligations for final capping closure and post-closure of our landfills.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when the Southbridge Landfill reached its final capacity. Accordingly, in fiscal years 2024, 2023 and 2022, we recorded charges associated with the closure of the Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Legal and transaction costs (1)	$—	$412	$684
Landfill closure project charge (2)	8,385	55	752
Southbridge Landfill closure charge	$8,385	$467	$1,436
(1)We incurred legal costs as well as other transaction costs associated with various matters as part of the Southbridge Landfill closure.
(2)Includes a non-cash charge in fiscal year 2024 associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third-party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We have revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure regarding our landfill final capping, closure and post-closure costs.

Expense from Acquisition Activities
In the fiscal years 2024, 2023 and 2022, we recognized expenses of $24,879, $15,038 and $4,613, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses. Fiscal year 2024 includes a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses for disclosure over bad debt expense and Note 5, Business Combinations for disclosure regarding acquisition activity.
Legal Settlement
In fiscal year 2023, we recorded a charge of $6,150 due to reaching an agreement at a mediation held on June 20, 2023 with the collective class members of a class action lawsuit relating to certain claims under the Fair Labor Standards Act of 1938 as well as state wage and hours laws. The settlement agreement, which received court approval, was executed on July 24, 2023 and subsequently paid in fiscal year 2024. See Note 12, Commitments and Contingencies for disclosure regarding our aggregate legal proceedings accrual.
Environmental Remediation Charge
In fiscal year 2022, we recorded a charge of $759 associated with the investigation of potential remediation at an inactive waste disposal site that adjoins one of the landfills we operate. See Note 12, Commitments and Contingencies for disclosure regarding environmental remediation liabilities.
18.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$13,536	$25,399	$53,079
Denominator:
Class A common stock	62,370	57,007	50,704
Class B common stock	988	988	988
Unvested restricted stock awards	—	—	(1)
Effect of weighted average shares outstanding (1)	(3,782)	(2,821)	(68)
Basic weighted average common shares outstanding	59,576	55,174	51,623
Impact of potentially dilutive securities:
Dilutive effect of stock options and stock awards	105	100	144
Diluted weighted average common shares outstanding	59,681	55,274	51,767
Anti-dilutive potentially issuable shares	25	93	111
(1)Adjustments associated with the timing of 5,175 shares of Class A common stock issued as part of the public offering, completed on September 19, 2024, and 6,053 shares of Class A common stock issued as part of the public offering, completed on June 16, 2023. See Note 13, Stockholders’ Equity for disclosure regarding the public offerings of Class A common stock.
19.     RELATED PARTY TRANSACTIONS
Services
During fiscal years 2024, 2023 and 2022, we retained the services of Casella Construction, Inc. (“CCI”), a company substantially owned by sons of John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, as a contractor in developing or closing certain landfills owned by us as well as providing transportation and construction services. Total purchased services charged to operations or capitalized to landfills for fiscal years 2024, 2023 and 2022 were $7,762, $7,682 and $12,297, respectively, of which $477 and $595 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2024 and December 31, 2023, respectively.

In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal years 2024, 2023 and 2022 were $242, $241 and $141, respectively.
Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors, are the general partners. The lease related to our corporate headquarters in Rutland, Vermont has been extended through February 2039 and the lease associated with our Montpelier, Vermont facility has been extended through May 2039. The terms of the lease agreements require monthly payments of approximately $34, subject to a fixed annual escalation. Total expense charged to operations for fiscal years 2024, 2023 and 2022 under these agreements was $554, $284 and $273, respectively.
Landfill Post-closure
We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Chairman and Chief Executive Officer, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until notified by the permitting authority. In fiscal years 2024, 2023 and 2022, we paid $14, $3 and $10, respectively, pursuant to this agreement. As of December 31, 2024 and December 31, 2023, we have accrued $17 and $17, respectively, for costs associated with its post-closure obligations.
20.     SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, our Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation, while also providing landfill gas-to-energy and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions are comprised of processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Operating income by segment reported in fiscal years 2023 and 2022 have been updated to conform with the presentation for fiscal year 2024, which does not have Corporate Entities costs allocated to our reportable operating segments. See Note 9, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
The accounting policies of our reportable operating segments are the same as those described in Note 3, Summary of Significant Accounting Policies. Our President is our CODM. Our CODM uses operating income in evaluating reportable operating segment performance in order to properly allocate resources and make key operating decisions. Intercompany revenue and expenses are eliminated in the computation of consolidated gross revenues and operating income.
The CODM uses operating income for each reportable operating segment in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each reportable operating segment.
Summarized financial information concerning our reportable segments for fiscal years 2024, 2023 and 2022, follows:

Fiscal Year Ended December 31, 2024:

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Outside revenue	$416,678	$591,214	$219,524	$1,227,416	$329,867	$—	$—	$1,557,283
Intercompany revenue	104,529	208,963	2,389	315,881	13,068	—	(328,949)	—
Gross revenue	521,207	800,177	221,913	1,543,297	342,935	—	(328,949)	1,557,283
Cost of operations	372,123	545,823	160,993	1,078,939	276,582	764	(328,949)	1,027,336
General and administration	24,101	33,852	13,472	71,425	19,574	99,755	—	190,754
Depreciation and amortization	56,760	105,563	50,636	212,959	18,254	3,694	—	234,907
Expense from acquisition activities	384	3,349	14,815	18,548	105	6,226	—	24,879
Landfill capping (recovery) charge - veneer failure	—	(1,739)	—	(1,739)	—	—	—	(1,739)
Southbridge Landfill closure charge	8,385	—	—	8,385	—	—	—	8,385
Operating income (loss)	$59,454	$113,329	$(18,003)	$154,780	$28,420	$(110,439)	$—	72,761
Interest expense, net								51,983
Other income, net								(270)
Income before income taxes								$21,048

Interest expense (income), net	$763	$369	$(6)	$1,126	$117	$50,740	$—	$51,983
Capital expenditures	$44,388	$100,329	$22,873	$167,590	$25,932	$9,705	$—	$203,227
Total assets	$444,295	$1,233,688	$841,266	$2,519,249	$256,188	$454,631	$—	$3,230,068

Fiscal Year Ended December 31, 2023:

	Eastern	Western	Mid-Atlantic (1)	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Outside revenue	$374,463	$511,640	$85,640	$971,743	$292,799	$—	$—	$1,264,542
Intercompany revenue	92,938	173,044	417	266,399	15,337	—	(281,736)	—
Gross revenue	467,401	684,684	86,057	1,238,142	308,136	—	(281,736)	1,264,542
Cost of operations	335,896	458,281	60,294	854,471	259,273	30	(281,736)	832,038
General and administration	24,416	31,672	4,806	60,894	18,149	76,804	—	155,847
Depreciation and amortization	50,881	82,291	20,263	153,435	14,202	3,068	—	170,705
Expense from acquisition activities	352	3,421	5,292	9,065	102	5,871	—	15,038
Legal settlement	2,614	3,536	—	6,150	—	—	—	6,150
Landfill capping (recovery) charge - veneer failure	—	3,870	—	3,870	—	—	—	3,870
Southbridge Landfill closure charge	467	—	—	467	—	—	—	467
Operating income (loss)	$52,775	$101,613	$(4,598)	$149,790	$16,410	$(85,773)	$—	80,427
Interest expense, net								36,837
Other expense, net								6,545
Income before income taxes								$37,045

Interest expense, net	$638	$380	$—	$1,018	$143	$35,676	$—	$36,837
Capital expenditures	$43,817	$82,706	$5,271	$131,794	$14,586	$8,527	$—	$154,907
Total assets	$434,323	$1,001,090	$553,339	$1,988,752	$253,090	$293,628	$—	$2,535,470
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.

Fiscal Year Ended December 31, 2022:

	Eastern	Western	Mid-Atlantic (1)	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Outside revenue	$340,058	$445,153	$—	$785,211	$299,878	$—	$—	$1,085,089
Intercompany revenue	83,201	151,016	—	234,217	5,734	—	(239,951)	—
Gross revenue	423,259	596,169	—	1,019,428	305,612	—	(239,951)	1,085,089
Cost of operations	312,446	399,816	—	712,262	250,775	31	(239,951)	723,117
General and administration	21,851	28,105	—	49,956	16,460	67,003	—	133,419
Depreciation and amortization	47,673	64,116	—	111,789	12,082	2,480	—	126,351
Expense from acquisition activities	898	2,335	—	3,233	564	816	—	4,613
Southbridge Landfill closure charge	1,436	—	—	1,436	—	—	—	1,436
Environmental remediation charge	—	759	—	759	—	—	—	759
Operating income (loss)	$38,955	$101,038	$—	$139,993	$25,731	$(70,330)	$—	95,394
Interest expense, net								23,013
Other income								(2,585)
Income before income taxes								$74,966

Interest expense, net	$565	$508	$—	$1,073	$146	$21,794	$—	$23,013
Capital expenditures	$38,501	$65,190	$—	$103,691	$15,172	$12,097	$—	$130,960
Total assets	$372,895	$737,658	$—	$1,110,553	$191,118	$147,544	$—	$1,449,215
(1)Operations under the Mid-Atlantic region commenced July 1, 2023.
Amount of our total revenue attributable to services provided are as follows:

	Fiscal Year Ended December 31,
	2024		2023		2022
Collection	$961,784	61.8%	$710,590	56.2%	$539,587	49.7%
Disposal	246,718	15.8%	244,582	19.3%	227,971	21.0%
Landfill gas-to-energy	7,958	0.5%	6,617	0.5%	7,519	0.7%
Processing	10,956	0.7%	9,954	0.8%	10,134	1.0%
Solid waste operations	1,227,416	78.8%	971,743	76.8%	785,211	72.4%
Processing	130,459	8.4%	105,997	8.4%	119,045	10.9%
National Accounts	199,408	12.8%	186,802	14.8%	180,833	16.7%
Resource Solutions operations	329,867	21.2%	292,799	23.2%	299,878	27.6%
Total revenues	$1,557,283	100.0%	$1,264,542	100.0%	$1,085,089	100.0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
We completed the acquisitions of LMR Disposal LLC, Roxburg Station LLC and AMP Holdings LLC (collectively “LMR”) on July 1, 2024; the equity interests of Whitetail Disposal, Inc. (“Whitetail”) on August 1, 2024; Royal Carting Holdings Corp., Welsh Sanitation Holdings Corp., Panichi Holding Corp., Valley 82 Holding Corp., Kejem Properties, LLC, Hopewell Industrial Properties LLC, Milbrook Properties LLC, and Watch Hill Holding Corp. (collectively, “Royal”) on October 1, 2024; and Tiger Waste Disposal Services, Inc. and Gra-Jen Properties, LLC (collectively “Tiger”) on December 2, 2024. Since we have not yet fully incorporated the internal controls and procedures of the LMR, Whitetail, Royal and Tiger from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Collectively, the LMR, Whitetail, Royal and Tiger constituted approximately 16% of our total assets as of December 31, 2024 and 5% of our total revenues for the year ended December 31, 2024.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Director and Officer Trading Arrangements
A portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) is in the form of equity awards, including restricted stock units and performance stock units, and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or other securities of ours, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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
The following table describes, for the fourth quarter of fiscal year 2024, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”) or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Paul J. Ligon (Senior Vice President Sustainable Growth)	Adoption (12/16/2024)	Rule 10b5-1 trading arrangement	Sale	Through and including 04/01/2026	Up to 4,000 shares
None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Information about our Executive Officers” in Item 1 of Part I of this Annual Report on Form 10-K) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of fiscal year ended December 31, 2024 (the “Proxy Statement”), under the sections captioned “Board of Directors”, “Corporate Governance” and “Ownership of Our Common Stock”.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item (other than the information required by Item 402(v) of Regulation S-K) is incorporated herein by reference from the Proxy Statement under the sections captioned “Executive and Director Compensation and Related Matters” and “Corporate Governance”.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item (except for the information required with respect to equity compensation plan information, which is set forth under “Equity Compensation Plan Information” below) is incorporated herein by reference from the Proxy Statement under the section captioned “Ownership of Our Common Stock”.
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	298,249	$80.85	2,581,721
Equity compensation plans not approved by security holders	—	$—	—
Total	298,249	$80.85	2,581,721

(1)Performance stock units, including market-based performance stock units, are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 129,884 shares of Class A common stock.
(2)The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.
(3)Includes 2,204,782 shares of our Class A common stock issuable under our Amended and Restated 2016 Incentive Plan and 376,939 shares of our Class A common stock issuable under our Second Amended and Restated 1997 Employee Stock Purchase Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from the Proxy Statement under the section captioned “Corporate Governance”.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference from the Proxy Statement under the section captioned “Proposal 3 - Ratification of the Appointment of Independent Auditors”.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements included under Item 8.
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.
Consolidated Statements of Operations for fiscal years 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income for fiscal years 2024, 2023 and 2022.
Consolidated Statement of Stockholders’ Equity for fiscal years 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for fiscal years 2024, 2023 and 2022.
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

4.13
Financing Agreement between Casella Waste Systems, Inc. and Finance Authority of Maine, dated as of December 1, 2024, relating to issuance of Finance Authority of Maine Solid Waste Disposal Revenue Bonds (Casella Waste Services, Inc. Project) Series 2024 (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on December 23, 2024 (file no. 000-23211)).

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

4.16
FAME Amended and Restated Guaranty Agreement, dated as of February 1, 2017, by and among U.S. Bank National Association, as Trustee, and the guarantors identified therein (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on February 7, 2017 (file no. 000-23211)).

4.17
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

4.19
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

4.21
Amended and Restated Guaranty Agreement, dated as of August 1, 2023, by the guarantors named therein, in favor of U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella as filed on August 24, 2023 (file no. 000-23211)).

4.22
Guaranty Agreement, dated as of December 1, 2024, by the guarantors named therein, in favor of U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella as filed on December 23, 2024 (file no. 000-23211)).

Exhibit No.	Description

10.1+	Commercial Lease, dated February 14, 2024, by and between Casella Waste Systems, Inc. and Casella Associates, LLC (Rutland lease)

10.2+	Commercial Lease, dated May 16, 2024, by and between Casella Waste Systems, Inc. and Casella Associates, LLC (Montpelier lease)

10.3
Lease, Operations and Maintenance Agreement between CV Landfill, Inc. and Casella Waste Systems, Inc. dated June 30, 1994 (incorporated herein by reference to Exhibit 10.20 to the registration statement on Form S-1 of Casella as filed on August 7, 1997 (file no. 333-33135)).

10.4*
Employment Agreement between Casella Waste Systems, Inc. and John W. Casella dated December 8, 1999 (incorporated herein by reference to Exhibit 10.43 to the annual report on Form 10-K of Casella as filed on August 4, 2000 (file no. 000-23211)).

10.5*
Amendment to Employment Agreement by and between Casella Waste Systems, Inc. and John W. Casella dated as of December 30, 2008 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on March 6, 2009 (file no. 000-23211)).

10.6*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 10-K of Casella as filed on March 2, 2016 (file no. 000-023211)).

10.7*
Form of Incentive Stock Option Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.8*
Form of Restricted Stock Agreement granted under 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.9*
Form of Restricted Share Unit Agreement granted under 2006 Stock Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.16 to the annual report on Form 10-K of Casella as filed on June 27, 2014 (file no. 000-23211)).

10.10*
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

10.16*
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edwin D. Johnson dated as of June 20, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on June 22, 2022 (file no. 000-23211)).

10.17*
Amendment to Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edwin D. Johnson dated as of July 21, 2022 (incorporated herein by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Casella as filed on July 29, 2022 (file no. 000-23211)).

10.18*
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edmond R. Coletta dated as of June 20, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K/A of Casella as filed on June 22, 2022 (file no. 000-23211)).

Exhibit No.	Description

10.19*
Employment Agreement between Casella Waste Systems, Inc. and Shelley E. Sayward dated as of January 1, 2021 (incorporated herein by reference to exhibit 10.25 to the annual report on Form 10-K of Casella as filed on February 19, 2021 (file no. 000-23211)).

10.20*
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Christopher B. Heald dated as of October 25, 2021 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on October 29, 2021 (file no. 000-23211).

10.21*
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

10.23*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.24*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 of Casella as filed on November 17, 2016 (file no. 333-214683)).

10.25*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (employee with employment contract) (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file no. 000-23211)).

10.26*
Form of Restricted Stock Unit Agreement under 2016 Incentive Plan (employee with no employment contract) (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on November 22, 2016 (file no. 000-23211)).

10.27*
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

Exhibit No.	Description

10.37*	Casella Waste Systems, Inc. Amended and Restated 2016 Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement of Casella as filed on April 19, 2024 (File no. 000-23211)).

10.38*
Form of Restricted Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.39*
Form of Restricted Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.40*
Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.41*
Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.42*
Form of Restricted Stock Agreement under Amended and Restated 2016 Incentive Plan adopted April 2024 (incorporated herein by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.43*
Form of Incentive Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.44*
Form of Nonstatutory Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.45*
Form of Incentive Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.9 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.46*
Form of Nonstatutory Stock Option Agreement under Amended and Restated 2016 Incentive Plan (employee with no employment contract) adopted April 2024 (incorporated herein by reference to Exhibit 10.10 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.47*
Form of Restricted Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (non-employee director) adopted April 2024 (incorporated herein by reference to Exhibit 10.11 to the quarterly report on Form 10-Q of Casella as filed on August 2, 2024 (file no. 000-23211)).

10.48
Second Amended and Restated Credit Agreement, dated as of September 27, 2024, among Casella Waste Systems, Inc., the subsidiaries of Casella Waste Systems, Inc. identified therein, Bank of America, N.A., as administrative agent, BofA Securities, Inc. and TD Securities (USA) LLC, as Sustainability Coordinators, the other letter of credit issuers and arrangers party thereto (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on September 30, 2024 (file no. 000-23211)).

10.49
Master Lease Agreement dated as of July 20, 2020 by and between Bank of America Leasing & Capital, LLC and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

10.50
Addendum to Master Lease Agreement No. 36629-90000 dated as of July 20, 2020 by and among Bank of America Leasing & Capital, LLC, Casella Waste Systems, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

10.51
Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on March 3, 2011 (file no. 000-23211)).

Exhibit No.	Description

10.52*
Employment Agreement between Casella Waste Systems, Inc. and Paul J. Ligon, dated as of March 6, 2012 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on April 28, 2023 (file no. 000-23211)).

10.53
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

10.54*
Employment Agreement between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2023 (file no. 000-23211)).

10.55*
Offer Letter between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2023 (file no. 000-23211)).

19.1 +	Casella Waste Systems, Inc. Amended and Restated Insider Trading Policy

21.1 +	Subsidiaries of Casella Waste Systems, Inc.

23.1 +	Consent of RSM US LLP.

31.1 +	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 +	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 +	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

97*	Amended and Restated Compensation Clawback Policy (incorporated herein by reference to Exhibit 97 to the annual report on Form 10-K of Casella as filed on February 16, 2024 (file no. 000-23211)).

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
____________________
+     Filed Herewith
*     This is a management contract or compensatory plan or arrangement.
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for fiscal years 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for fiscal years 2024, 2023 and 2022, (iv) Consolidated Statement of Stockholders’ Equity for fiscal years 2024, 2023 and 2022, (v) Consolidated Statements of Cash Flows for fiscal years 2024, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: February 18, 2025	By: /s/ John W. Casella
John W. Casella
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Casella	Chairman of the Board of Directors and Chief Executive Officer	February 18, 2025
John W. Casella	(Principal Executive Officer)

/s/ Bradford J. Helgeson	Executive Vice President and Chief Financial Officer	February 18, 2025
Bradford J. Helgeson	(Principal Financial Officer)

/s/ Kevin J. Drohan	Vice President and Chief Accounting Officer	February 18, 2025
Kevin J. Drohan	(Principal Accounting Officer)

/s/ Douglas R. Casella	Director	February 18, 2025
Douglas R. Casella

/s/ Joseph G. Doody	Director	February 18, 2025
Joseph G. Doody

/s/ Rose Stuckey Kirk	Director	February 18, 2025
Rose Stuckey Kirk

/s/ Gary Sova	Director	February 18, 2025
Gary Sova

/s/ William P. Hulligan	Director	February 18, 2025
William P. Hulligan

/s/ Michael K. Burke	Director	February 18, 2025
Michael K. Burke

/s/ Michael L. Battles	Director	February 18, 2025
Michael L. Battles

/s/ Emily Nagle Green	Director	February 18, 2025
Emily Nagle Green