Form 10-Q
period 2025-03-31
CASELLA WASTE SYSTEMS INC
filed 2025-05-02
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2025:

Class A common stock, $0.01 par value per share:	62,475,240
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$267,709	$383,303
Accounts receivable, net of allowance for credit losses of $8,152 and $8,515, respectively	165,569	165,917
Refundable income taxes	9,286	9,286
Prepaid expenses	19,976	23,047
Inventory	22,698	21,539
Other current assets	6,461	10,213
Total current assets	491,699	613,305
Property and equipment, net of accumulated depreciation and amortization of $1,348,937 and $1,302,324, respectively	1,201,597	1,164,815
Operating lease right-of-use assets	104,361	98,050
Goodwill	1,049,535	1,002,266
Intangible assets, net	319,532	313,468
Restricted cash and assets	4,985	2,499
Cost method investments	10,967	10,967
Other non-current assets	23,194	24,698
Total assets	$3,205,870	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$20,967	$42,619
Current operating lease liabilities	11,041	10,291
Accounts payable	102,944	111,087
Accrued payroll and related expenses	17,025	32,620
Accrued interest	3,261	2,120
Contract liabilities	49,724	50,690
Current accrued final capping, closure and post-closure costs	3,320	3,224
Other accrued liabilities	43,106	54,666
Total current liabilities	251,388	307,317
Debt, less current portion	1,115,411	1,090,632
Operating lease liabilities, less current portion	72,325	64,449
Accrued final capping, closure and post-closure costs, less current portion	173,507	169,006
Deferred income taxes	13,949	19,089
Other long-term liabilities	32,401	28,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,475,000 and 62,370,000 shares issued and outstanding, respectively	625	624
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,684,788	1,679,878
Accumulated deficit	(137,795)	(132,985)
Accumulated other comprehensive (loss) income, net of tax	(739)	3,312
Total stockholders' equity	1,546,889	1,550,839
Total liabilities and stockholders' equity	$3,205,870	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$417,101	$341,008
Operating expenses:
Cost of operations	280,452	230,792
General and administration	56,486	44,334
Depreciation and amortization	71,491	54,037
Expense from acquisition activities	5,529	5,010
	413,958	334,173
Operating income	3,143	6,835
Other expense (income):
Interest income	(3,382)	(2,812)
Interest expense	14,980	15,882
Other income	(320)	(352)
Other expense, net	11,278	12,718
Loss before income taxes	(8,135)	(5,883)
Benefit for income taxes	(3,325)	(1,766)
Net loss	$(4,810)	$(4,117)
Basic and diluted loss per share attributable to common stockholders:
Weighted average common shares outstanding	63,387	58,030
Basic and diluted loss per share	$(0.08)	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,810)	$(4,117)
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	1,008	2,315
Interest rate swap amounts reclassified into interest expense	(1,011)	(2,330)
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(5,731)	8,438
Other comprehensive (loss) income, before tax	(5,734)	8,423
Income tax (benefit) provision related to items of other comprehensive (loss) income	(1,683)	2,308
Other comprehensive (loss) income, net of tax	(4,051)	6,115
Comprehensive (loss) income	$(8,861)	$1,998
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312
Issuances of Class A common stock	—	105	1	—	—	(1)	—	—
Stock-based compensation	4,911	—	—	—	—	4,911	—	—
Comprehensive loss:
Net loss	(4,810)	—	—	—	—	—	(4,810)	—
Other comprehensive loss:
Hedging activity	(4,051)	—	—	—	—	—	—	(4,051)
Balance, March 31, 2025	$1,546,889	62,475	$625	988	$10	$1,684,788	$(137,795)	$(739)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)
Issuances of Class A common stock	—	113	1	—	—	(1)	—	—
Stock-based compensation	2,135	—	—	—	—	2,135	—	—
Comprehensive income:
Net loss	(4,117)	—	—	—	—	—	(4,117)	—
Other comprehensive income:
Hedging activity	6,115	—	—	—	—	—	—	6,115
Balance, March 31, 2024	$1,025,924	57,120	$571	988	$10	$1,170,946	$(150,638)	$5,035
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(4,810)	$(4,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,491	54,037
Interest accretion on landfill and environmental remediation liabilities	3,711	2,937
Amortization of debt issuance costs	754	741
Stock-based compensation	4,911	2,135
Operating lease right-of-use assets expense	4,729	4,070
Disposition of assets, other items and charges, net	243	320
Deferred income taxes	(3,328)	(2,425)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	5,618	10,529
Accounts payable	(8,083)	(36,505)
Prepaid expenses, inventories and other assets	2,246	3,739
Accrued expenses, contract liabilities and other liabilities	(27,359)	(27,782)
Net cash provided by operating activities	50,123	7,679
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(103,560)	(294)
Additions to property and equipment	(55,475)	(30,251)
Proceeds from sale of property and equipment	216	488
Net cash used in investing activities	(158,819)	(30,057)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	25,000	875
Principal payments on debt	(28,984)	(9,952)
Payments of debt issuance costs	(724)	—
Net cash used in financing activities	(4,708)	(9,077)
Net decrease in cash, cash equivalents, restricted cash and non-current restricted cash	(113,404)	(31,455)
Cash, cash equivalents and restricted cash, beginning of period	383,303	220,912
Cash, cash equivalents, restricted cash and non-current restricted cash, end of period	$269,899	$189,457
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$13,085	$15,500
Cash income tax payments	$752	$1,681
Supplemental Disclosure of Non-Cash Activities:
Right-of-use assets obtained in exchange for finance lease obligations	$6,989	$9,139
Right-of-use assets obtained in exchange for operating lease obligations	$11,390	$1,613
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
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“fiscal year 2024”), which was filed with the SEC on February 18, 2025 (“2024 Form 10-K”).
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2025 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2024 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2025 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since March 31, 2025 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

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
Accounting standards issued pending adoption as of March 31, 2025
ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740)
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

ASU No. 2024-03: Improvements to Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40)
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

3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services and processing services. Revenues associated with our resource renewal operations are derived from processing services and our National Accounts business.
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three months ended March 31, 2025 and 2024:
Three Months Ended March 31, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$81,062	$118,605	$76,794	$—	$276,461
Landfill	6,796	13,434	687	—	20,917
Transfer station	13,680	13,521	367	—	27,568
Transportation	1,348	3,866	—	—	5,214
Landfill gas-to-energy	252	2,513	—	—	2,765
Processing	1,602	377	—	31,969	33,948
National Accounts	—	—	—	50,228	50,228
Total revenues	$104,740	$152,316	$77,848	$82,197	$417,101

Transferred at a point-in-time	$96	$704	$—	$11,721	$12,521
Transferred over time	104,644	151,612	77,848	70,476	404,580
Total revenues	$104,740	$152,316	$77,848	$82,197	$417,101

Three Months Ended March 31, 2024(1)

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$75,008	$95,122	$41,230	$—	$211,360
Landfill	6,612	12,441	499	—	19,552
Transfer station	15,454	10,646	374	—	26,474
Transportation	1,390	2,723	—	—	4,113
Landfill gas-to-energy	458	2,051	—	—	2,509
Processing	1,269	660	—	29,762	31,691
National Accounts	—	—	—	45,309	45,309
Total revenues	$100,191	$123,643	$42,103	$75,071	$341,008

Transferred at a point-in-time	$122	$618	$—	$12,552	$13,292
Transferred over time	100,069	123,025	42,103	62,519	327,716
Total revenues	$100,191	$123,643	$42,103	$75,071	$341,008
(1)Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. See Note 13, Segment Reporting for further disclosure.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $8,940 in the three months ended March 31, 2025 and $7,115 in the three months ended March 31, 2024. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three months ended March 31, 2025 or March 31, 2024 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $170,907 and $162,916 as of March 31, 2025 and December 31, 2024, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $49,724 and $50,690 as of March 31, 2025 and December 31, 2024, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2024 and December 31, 2023 was recognized as revenue during the three months ended March 31, 2025 and March 31, 2024, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the three months ended March 31, 2025, we acquired three businesses: two tuck-in collection operations in our Mid-Atlantic region, and a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments. We did not acquire any businesses in the three months ended March 31, 2024.
The operating results of the businesses acquired prior to March 31, 2025 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition.

Goodwill acquired is primarily associated with the value of acquired businesses, based on current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill associated with acquisitions completed in the three months ended March 31, 2025 are expected to be deductible for tax purposes.
A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Three Months Ended March 31,
	2025	2024
Purchase Price:
Cash used in acquisitions, net of cash acquired of $— and $—, respectively	$103,498	$—
Allocated as follows:
Current assets (1)	$5,727	$—
Property and equipment:
Land	3,160	—
Buildings and improvements	4,260	—
Machinery, equipment and other	17,895	—
Operating lease right-of-use assets	8,829	—
Intangible assets:
Trade names	304	—
Covenants not-to-compete	1,779	—
Customer relationships	23,447	—
Current liabilities	(374)	—
Operating lease liabilities, less current portion	(8,352)	—
Fair value of assets acquired and liabilities assumed	56,675	—
Excess purchase price allocated to goodwill	$46,823	$—
(1)Includes contract receivables as of the date of the acquisitions of $5,270. Substantially all of the contractual amounts are expected to be collected.
Purchase price allocations are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for acquisitions made over the prior twelve-month period ended March 31, 2025 are subject to change.
Unaudited pro forma combined information that shows our operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Revenues	$419,864	$405,211
Operating income	$2,842	$3,677
Net loss	$(4,989)	$(6,443)

Basic and diluted loss per share attributable to common stockholders:
Weighted average common shares outstanding	63,387	58,030
Basic and diluted loss per share	$(0.08)	$(0.11)
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2024 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as the result of the integration and consolidation of the completed acquisitions.

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2024 (1)	Acquisitions	Business Combination Adjustments	March 31, 2025
Eastern	$89,544	$20,989	$—	$110,533
Western	357,143	—	2,455	359,598
Mid-Atlantic	510,917	16,400	(2,009)	525,308
Resource Solutions	44,662	9,434	—	54,096
	$1,002,266	$46,823	$446	$1,049,535
(1)The December 31, 2024 amounts in the table above, including allocated goodwill between operating segments using a relative fair value approach, have been updated to conform with the movement of certain operations that took place in the three months ended March 31, 2025. See Note 13, Segment Reporting for further disclosure.
Summaries of intangible assets by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, March 31, 2025
Intangible assets	$73,347	$401,047	$26,099	$500,493
Less accumulated amortization	(36,538)	(130,714)	(13,709)	(180,961)
	$36,809	$270,333	$12,390	$319,532

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2024
Intangible assets	$71,568	$377,600	$25,795	$474,963
Less accumulated amortization	(34,398)	(115,305)	(11,792)	(161,495)
	$37,170	$262,295	$14,003	$313,468
Intangible amortization expense was $19,466 during the three months ended March 31, 2025 and $12,564 during the three months ended March 31, 2024.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2024 and thereafter is estimated as follows:

Estimated Future Amortization Expense as of March 31, 2025
For the remainder of the fiscal year ending December 31, 2025	$54,315
Fiscal year ending December 31, 2026	$64,833
Fiscal year ending December 31, 2027	$56,585
Fiscal year ending December 31, 2028	$48,002
Fiscal year ending December 31, 2029	$36,700
Thereafter	$59,097

6.    ACCRUED FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS
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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$172,230	$133,904
Obligations incurred	1,698	1,549
Accretion expense	3,654	2,869
Obligations settled (1)	(755)	(998)
Ending balance	$176,827	$137,324
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	March 31, 2025	December 31, 2024
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.835% as of March 31, 2025	$800,000	$800,000
Revolving credit facility (“Revolving Credit Facility”) due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.510%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) due January 2025 - fixed rate interest period bearing interest at 5.25% through January 2025	—	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	—
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.7%	72,704	69,662
Notes payable with no stated interest rate maturing through September 2028	1,463	1,500
Principal amount of debt	1,151,167	1,148,162
Less—unamortized debt issuance costs	14,789	14,911
Debt less unamortized debt issuance costs	1,136,378	1,133,251
Less—current maturities of debt	20,967	42,619
	$1,115,411	$1,090,632

Credit Facility
The second amended and restated credit agreement (“Credit Agreement”) provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, the "Credit Facility").
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2025, further advances were available under the Revolving Credit Facility in the amount of $675,403. The available amount is net of outstanding irrevocable letters of credit totaling $24,597, and as of March 31, 2025 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2025, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Tax-Exempt Financings
In March 2025, we completed the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2. In fiscal year 2024, we completed the issuance of $45,000 aggregate principal amount of FAME Bonds 2024, and $25,000 of the proceeds of such issuance was used for the repayment in full of FAME Bonds 2005R-3, which matured and were repaid in January 2025.
Cash, Cash Equivalents and Restricted Cash
Current and non-current restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. Beginning-of-period and end-of-period cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows is reconciled as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$267,709	$358,303
Restricted cash - current	—	25,000
Restricted cash - non-current	2,190	—
Cash, cash equivalents, restricted cash and non-current restricted cash	$269,899	$383,303
Our restricted cash - non-current included on the consolidated balance sheets as restricted cash and assets as of March 31,2025 consisted of cash proceeds from the drawdown of the Vermont Bonds 2022A-2 and is restricted to finance or reimburse certain noncurrent asset costs associated with capital projects in the state of Vermont. Our restricted cash - current at December 31, 2024 consisted of cash proceeds from the issuance of the FAME Bonds 2024 restricted to be used for the repayment in full of FAME Bonds 2005R-3 on its stated maturity in January 2025.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in their fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income, net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
As of both March 31, 2025 and December 31, 2024, we had $515,000 notional amount of active interest rate derivative agreements outstanding. These agreements mature between February 2026 and June 2028 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps	Other current assets	$3,185	$3,606
Interest rate swaps	Other non-current assets	2,399	4,036
		$5,584	$7,642

Interest rate swaps	Other accrued liabilities	$1,154	$570
Interest rate swaps	Other long-term liabilities	5,373	2,282
		$6,527	$2,852

Interest rate swaps	Accumulated other comprehensive (loss) income, net of tax	$(944)	$4,790
Interest rate swaps - tax effect	Accumulated other comprehensive (loss) income, net of tax	205	(1,478)
		$(739)	$3,312

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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $1,250 relating to our outstanding legal proceedings as of March 31, 2025. It is reasonably possible that the estimated loss will change, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Letter of Deficiency
On June 14, 2024, our subsidiary, North Country Environmental Services, Inc. (“NCES”), received a Letter of Deficiency (the “Letter”) from the New Hampshire Department of Environmental Services (“NHDES”) concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. NCES has entered into preliminary discussions with the New Hampshire Department of Justice concerning an administrative order and associated penalties relative to the deficiencies. We believe that a liability related to this matter is probable and, accordingly, have recorded an accrual in excess of $1,000 of potential monetary penalties as of March 31, 2025.
Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”) for the development of new landfill capacity in New Hampshire. On April 8, 2025, GSL petitioned the Merrimack Superior Court for a declaratory judgment that NHDES’s denial of GSL’s application was unlawful. As of March 31, 2025, we had $12,699 of capitalized project development costs related to the GSL landfill project included in other non-current assets.
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

We accrue for costs associated with environmental remediation obligations when such costs become both probable and reasonably estimable. Determining the method and ultimate cost of remediation requires that a number of assumptions be made. There can sometimes be a range of reasonable estimates of the costs associated with remediation of a site. In these cases, we use the amount within the range that constitutes our best estimate. In the early stages of the remediation process, particular components of the overall liability may not be reasonably estimable; in this instance we use the components of the liability that can be reasonably estimated as a surrogate for the liability. It is reasonably possible that we will need to adjust the liabilities recorded for remediation to reflect the effects of new or additional information, to the extent such information impacts the costs, timing or duration of the required actions, which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. We disclose outstanding environmental remediation matters that remain unsettled or are settled in the reporting period that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate. The risk-free interest rates associated with our environmental remediation liabilities as of March 31, 2025 range between 1.5% and 7.1%. A summary of the changes to the aggregate environmental remediation liabilities for the three months ended March 31, 2025 and 2024 follows:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$5,532	$5,889
Accretion expense	23	24
Obligations settled (1)	(12)	(32)
Ending balance	5,543	5,881
Less: current portion	1,585	1,631
Long-term portion	$3,958	$4,250
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (the “Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2025, there were 2,028 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
Stock Options
Stock options are granted at a price equal to the prevailing fair value of our Class A common stock at the date of grant. Generally, stock options granted have a term not to exceed ten years and vest over a one-year to five-year period from the date of grant.
The fair value of each stock option granted is estimated using a Black-Scholes option-pricing model, which uses a risk-free interest rate, based on the U.S. Treasury yield curve for the period of the expected life of the stock option; and requires extensive use of accounting judgment and financial estimation, including estimates of: the expected term, calculated based on the weighted averaged historical life of vested stock options, giving consideration to vesting schedules and historical exercise patterns; and the expected volatility, calculated using the weekly historical volatility of our Class A common stock over the expected life of the stock option.

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	101	$80.85
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, March 31, 2025	101	$80.85	7.5	$3,093
Exercisable, March 31, 2025	42	$79.50	7.2	$1,341
Stock-based compensation expense related to stock options was $133 during the three months ended March 31, 2025, as compared to $151 during the three months ended March 31, 2024. As of March 31, 2025, we had $1,395 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.7 years.
During the three months ended March 31, 2025, the aggregate intrinsic value of stock options exercised was zero dollars.
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
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	197	$91.14
Granted	102	$112.55
Class A Common Stock Vested	(36)	$86.34
Forfeited	(1)	$94.15
Outstanding, March 31, 2025	262	$100.09	2.2	$29,254
Unvested, March 31, 2025	469	$101.67	2.1	$52,342
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 207 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $4,609 during the three months ended March 31, 2025, as compared to $1,875 during the three months ended March 31, 2024.
During the three months ended March 31, 2025, the total fair value of other stock awards vested was $3,809.
As of March 31, 2025, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $9,489, which will be recognized over a weighted average period of 2.4 years. As of March 31, 2025, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $14,118, which will be recognized over a weighted average period of 2.1 years.

The weighted average fair value of market-based performance stock units granted during the three months ended March 31, 2025 was $118.64 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.95% and an expected volatility of 25.1% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $169 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2025, as compared to $109 during the three months ended March 31, 2024.
Accumulated Other Comprehensive (Loss) Income, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2024	$3,312
Other comprehensive loss before reclassifications	(4,723)
Expense reclassified from accumulated other comprehensive (loss) income into interest expense	(1,011)
Income tax benefit related to items of other comprehensive loss	1,683
Other comprehensive loss, net of tax	(4,051)
Balance, March 31, 2025	$(739)

A summary of reclassifications out of accumulated other comprehensive (loss) income, net of tax into earnings follows:

	Three Months Ended March 31,
	2025	2024
Accumulated Other Comprehensive (Loss) Income, Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income, Net of Tax		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(1,011)	$(2,330)	Interest expense
	1,011	2,330	Loss before income taxes
	297	642	Benefit for income taxes
	$714	$1,688	Net income

10.    LOSS PER SHARE
Basic loss per share attributable to common stockholders is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of loss per share attributable to common stockholders follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(4,810)	$(4,117)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,475	57,120
Class B common stock	988	988
Effect of weighted average shares outstanding	(76)	(78)
Basic weighted average common shares outstanding	63,387	58,030
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	—	—
Diluted weighted average common shares outstanding	63,387	58,030
Anti-dilutive potentially issuable shares	422	379
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three months ended March 31, 2025 and March 31, 2024, we recorded charges of $5,529 and $5,010, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses.
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
Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash, cash equivalents and restricted cash, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and debt. The carrying values of cash, cash equivalents and restricted cash, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon Term SOFR yield curves that are observable at commonly quoted intervals for the full term of the swaps. We recognize all derivatives accounted for on the consolidated balance sheets at fair value.

Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,795	$—	$—
Interest rate swaps	—	5,584	—
	$2,795	$5,584	$—

Liabilities:
Interest rate swaps	$—	$6,527	$—

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,499	$—	$—
Interest rate swaps	—	7,642	—
	$2,499	$7,642	$—
Liabilities:
Interest rate swaps	$—	$2,852	$—
Fair Value of Debt
As of March 31, 2025, the fair value of our fixed rate debt, including our FAME Bonds 2015R-1, FAME Bonds 2015R-2, FAME Bonds 2024, Vermont Bonds 2013, Vermont Bonds 2022A-1, Vermont Bonds 2022A-2, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020, New York Bonds 2020R-2 and New Hampshire Bonds (collectively, the “Industrial Revenue Bonds”) was approximately $277,316 and the carrying value was $277,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of March 31, 2025, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, our Eastern, Western and Mid-Atlantic regions. In the three months ended March 31, 2025, we moved certain operations between our regional operating segments to align geographically, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation.
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Operating income by segment reported in the three months ended March 31, 2024 has been updated to conform with the presentation for the three months ended March 31, 2025, which includes the movement of certain operations described above and does not have Corporate Entities costs allocated to our reportable operating segments. See Note 5, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
The accounting policies of our reportable operating segments are the same as those described in Item 8. “Financial Statements and Supplementary Data” of our 2024 Form 10-K. Our President is our chief operating decision maker (“CODM”). Our CODM uses operating income in evaluating reportable operating segment performance in order to properly allocate resources and make key operating decisions. Intercompany revenues and expenses are eliminated in the computation of consolidated gross revenues and operating income.
The CODM uses operating income for each reportable operating segment in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each reportable operating segment.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2024 and 2025 follows:

Three Months Ended March 31, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$104,740	$152,316	$77,848	$334,904	$82,197	$—	$—	$417,101
Intercompany revenues	24,575	51,811	1,813	78,199	3,476	—	(81,675)	—
Gross revenues	129,315	204,127	79,661	413,103	85,673	—	(81,675)	417,101
Cost of operations	93,939	138,497	59,172	291,608	70,032	487	(81,675)	280,452
General and administration	6,053	9,169	4,000	19,222	4,541	32,723	—	56,486
Depreciation and amortization	16,109	30,360	18,261	64,730	5,134	1,627	—	71,491
Expense from acquisition activities	396	844	2,414	3,654	992	883	—	5,529
Operating income (loss)	$12,818	$25,257	$(4,186)	$33,889	$4,974	$(35,720)	$—	3,143
Interest expense, net								11,598
Other income								(320)
Loss before income taxes								$(8,135)

Interest expense, net	$226	$221	$55	$502	$26	$11,070	$—	$11,598
Capital expenditures	$8,103	$15,200	$25,633	$48,936	$4,070	$2,469	$—	$55,475
Total assets	$538,730	$1,131,276	$921,155	$2,591,161	$276,983	$337,726	$—	$3,205,870

Three Months Ended March 31, 2024

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$100,191	123,643	42,103	$265,937	75,071	$—	$—	$341,008
Intercompany revenues	24,289	44,367	481	69,137	3,123	—	(72,260)	—
Gross revenues	124,480	168,010	42,584	335,074	78,194	—	(72,260)	341,008
Cost of operations	92,500	115,692	30,369	238,561	64,267	224	(72,260)	230,792
General and administration	6,158	7,971	2,345	16,474	4,660	23,200	—	44,334
Depreciation and amortization	14,411	23,291	10,565	48,267	4,794	976	—	54,037
Expense from acquisition activities	219	573	3,004	3,796	26	1,188	—	5,010
Operating income (loss)	$11,192	$20,483	$(3,699)	$27,976	$4,447	$(25,588)	$—	6,835
Interest expense, net								13,070
Other income								(352)
Loss before income taxes								$(5,883)

Interest expense, net	$201	$212	$2	$415	$29	$12,626	$—	$13,070
Capital expenditures	$7,041	$11,678	$4,437	$23,156	$5,713	$1,382	$—	$30,251
Total assets	$468,584	$921,962	$571,376	$1,961,922	$249,930	$265,402	$—	$2,477,254
A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2025	2024
Collection	$276,461	$211,360
Disposal	53,699	50,139
Landfill gas-to-energy	2,765	2,509
Processing	1,979	1,929
Solid waste	334,904	265,937
Processing	31,969	29,762
National Accounts	50,228	45,309
Resource Solutions	82,197	75,071
Total revenues	$417,101	$341,008

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. “Financial Statements”. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“fiscal year 2024”) filed with the Securities and Exchange Commission on February 18, 2025 (“2024 Form 10-K”).
This Quarterly Report on Form 10-Q and, in particular, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, including statements regarding:
•our ability to consummate business acquisitions or divestitures, integrate acquired businesses and operations and achieve the expected benefits, including the expected annualized revenues from such acquired businesses and operations;
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
•severe weather conditions, which could impair our financial results by causing increased costs, loss of revenue, reduced operational efficiency or disruptions to our operations;
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
•projected improvements to our infrastructure and the impact of such improvements on our business and operations; and
•general economic factors, such as ongoing or potential geopolitical conflict, pandemics, recessions, or similar national or global events, and general macroeconomic conditions, including, among other things, consumer confidence, global supply chain disruptions, inflation, labor supply, fuel prices, tariffs, fluctuations in recycling commodity pricing, interest rates and access to capital markets, that generally are not within our control, and our exposure to credit and counterparty risk.
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A. “Risk Factors” in our 2024 Form 10-K.

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
As of April 15, 2025, we owned and/or operated 76 solid waste collection operations, 70 transfer stations, 31 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. In the three months ended March 31, 2025, we moved certain operations between our regional operating segments, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. For additional information, see Note 13, Segment Reporting to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended March 31,				$ Change
	2025		2024
Collection	$276.5	66.3%	$211.4	62.0%	$65.1
Disposal	53.7	12.9%	50.1	14.7%	3.6
Landfill gas-to-energy	2.8	0.7%	2.5	0.7%	0.3
Processing	1.9	0.4%	1.9	0.6%	—
Solid waste	334.9	80.3%	265.9	78.0%	69.0
Processing	32.0	7.7%	29.8	8.7%	2.2
National Accounts	50.2	12.0%	45.3	13.3%	4.9
Resource Solutions	82.2	19.7%	75.1	22.0%	7.1
Total revenues	$417.1	100.0%	$341.0	100.0%	$76.1
Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2025 vs. 2024
	Amount	% Growth
Price	$14.9	5.6%
Volume	(4.5)	(1.7)%
Surcharges and other fees	1.5	0.5%
Acquisitions	57.1	21.5%
Solid waste revenues	$69.0	25.9%

The most significant items impacting the change in our solid waste revenues during the three months ended March 31, 2025 as compared to the prior year period are summarized below:
•Price increased solid waste revenues, including $12.2 million, or 5.8% as a percentage of collection revenues, from higher collection pricing and $2.7 million, or 5.5% as a percentage of disposal revenues, from higher disposal pricing associated with our landfills and transfer stations.
•Volume decreased solid waste revenues, including $(3.6) million, or (1.7)% as a percentage of collection revenues, from lower collection volumes and $(1.1) million, or (2.2)% as a percentage of disposal revenues, from lower disposal volumes, with lower transfer station volumes partially offset by higher landfill volumes.
•Acquisitions increased solid waste revenues due to the partial year impact of our acquisition of three businesses in the three months ended March 31, 2025, as well as the rollover impact of eight acquisitions completed in fiscal year 2024.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period change in Resource Solutions revenues.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2025		2024
Cost of operations	$280.5	67.2%	$230.8	67.7%	$49.7
General and administration	$56.5	13.5%	$44.3	13.0%	$12.2
Depreciation and amortization	$71.5	17.1%	$54.0	15.8%	$17.5

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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2025		2024
Direct costs	$91.6	22.0%	$77.3	22.7%	$14.3
Direct labor costs	67.8	16.3%	52.9	15.5%	14.9
Direct operational costs	29.7	7.1%	26.7	7.8%	3.0
Fuel costs	15.8	3.8%	13.8	4.0%	2.0
Maintenance and repair costs	40.1	9.5%	30.9	9.1%	9.2
Other operational costs	35.5	8.5%	29.2	8.6%	6.3
Total cost of operations	$280.5	67.2%	$230.8	67.7%	$49.7
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three months ended March 31, 2025 as compared to the prior year period are summarized below:
•Direct costs increased in aggregate dollars primarily due to acquisitions and higher third-party disposal rates.
•Direct labor costs increased primarily due to acquisitions and higher wage and benefit rates.
•Direct operational costs increased in aggregate dollars primarily due to (i) acquisitions, (ii) higher accruals related to insurance claims and legal penalties associated with leachate management at a landfill we own in our Eastern region, (iii) higher accretion expense associated with changes in the timing and cost estimates of our capping, closure and post-closure obligations, and (iv) general cost inflation; partially offset by lower leachate disposal costs. See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties accrual.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset by lower diesel fuel prices. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased due to acquisitions and higher personnel and parts costs.
•Other operational costs increased in aggregate dollars due to (i) acquisitions, (ii) higher spending associated with supporting acquisition-related growth, and (iii) general cost inflation.
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
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2025		2024
Labor costs	$39.5	9.5%	$29.6	8.7%	$9.9
Professional service fees	3.3	0.8%	2.9	0.8%	0.4
Provision for expected credit losses	(0.1)	—%	0.3	0.1%	(0.4)
Other	13.8	3.2%	11.5	3.4%	2.3
Total general and administration expense	$56.5	13.5%	$44.3	13.0%	$12.2
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in the three months ended March 31, 2025 as compared to the prior year period, primarily due to (i) acquisition activity, including increased labor costs, professional service fees and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, and benefit costs, (iii) higher accruals related to incentive compensation, and (iv) higher costs associated with information technology.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2025		2024
Depreciation expense	$39.6	9.5%	$31.8	9.3%	$7.8
Landfill amortization expense	12.5	3.0%	9.6	2.8%	2.9
Amortization of intangibles	19.4	4.6%	12.6	3.7%	6.8
Total depreciation and amortization	$71.5	17.1%	$54.0	15.8%	$17.5
Depreciation and amortization expense increased in the three months ended March 31, 2025 as compared to the prior year period, primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to higher landfill volumes in our Western region, and changes in cost and other assumptions.
Expense from Acquisition Activities
In the three months ended March 31, 2025 and March 31, 2024, we recorded charges of $5.5 million and $5.0 million, respectively, comprised primarily of legal, consulting, rebranding and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(1.5) million in the three months ended March 31, 2025 as compared to the prior year period primarily due to lower average interest rates in the three months ended March 31, 2025.

Benefit for Income Taxes
Our benefit for income taxes increased $1.6 million in the three months ended March 31, 2025, from the prior year period. The benefit of $(3.3) million for the three months ended March 31, 2025, included zero dollars of current income taxes and $3.3 million of deferred income tax benefit. For the three months ended March 31, 2024, the benefit of $(1.8) million included $0.6 million of current income taxes and $(2.4) million of deferred income tax benefit. The 40.9% effective rate for the three months ended March 31, 2025, was computed based on the statutory rate of 21% adjusted primarily for state taxes, nondeductible officer compensation, and an increase in the effective state rate due to tax losses in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. This effective rate exceeded the 30.0% effective rate for the three months ended March 31, 2024, primarily due to a decrease in the effective state rate for tax losses in certain states requiring valuation losses.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Depending on bonus depreciation and other elections made on the 2024 tax return when filed, we project to carry no pre-2018 net operating losses into 2025. Federal net operating losses generated after 2017, totaling $83.2 million carried forward to 2025, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
In addition, the TCJ Act added limitations on the deductibility of interest expense and potentially could limit the deductibility of some of our interest expense. Any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation.
Segment Reporting
As noted above, certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation reflecting the movement of certain operations between our regional operating segments. See Note 13, Segment Reporting to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2025	2024
Eastern	$104.7	$100.2	$4.5
Western	152.3	123.6	28.7
Mid-Atlantic	77.8	42.1	35.7
Resource Solutions	82.3	75.1	7.2
Total revenues	$417.1	$341.0	$76.1

Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2025	2024
Eastern	$12.8	$11.2	$1.6
Western	25.3	20.5	4.8
Mid-Atlantic	(4.2)	(3.7)	(0.5)
Resource Solutions	5.0	4.4	0.6
Corporate Entities	(35.8)	(25.6)	(10.2)
Operating income	$3.1	$6.8	$(3.7)

Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2025 vs. 2024
	Amount	% Growth
Price	$5.1	5.1%
Volume	(2.6)	(2.6)%
Surcharges and other fees	(0.6)	(0.5)%
Commodity price and volume	(0.2)	(0.2)%
Acquisitions	2.8	2.7%
Solid waste revenues	$4.5	4.5%

Solid waste revenues increased in the three months ended March 31, 2025 as compared to the prior year period, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $4.3 million, or 5.7% as a percentage of collection revenues, and (iii) higher disposal pricing of $0.8 million, or 3.6% as a percentage of disposal revenues; partially offset by (a) lower disposal volume of $(2.4) million, or (10.2)% as a percentage of disposal revenues, primarily from transfer stations, (b) lower surcharges and other fees primarily due to lower energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to lower diesel fuel prices, as well as (c) lower collection volume of $(0.4) million, or (0.6)% as a percentage of collection revenues.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the energy component of our E&E Fees.
Operating income increased in the three months ended March 31, 2025 by $1.6 million, as compared to the prior year period. The period-over-period increase was driven by (i) revenue growth, described above, (ii) higher intercompany related operating income, (iii) lower direct costs associated with lower collection and disposal volumes, and (iv) lower leachate disposal costs; partially offset by (a) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (b) higher accruals related to insurance claims and legal penalties associated with leachate management at a landfill we own, (c) higher expense from acquisition activities, (d) increased depreciation expense due to acquisitions and investment in property and equipment, and (e) general cost inflation, including for disposal, labor, and maintenance costs.
See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties accrual. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2025 vs. 2024
	Amount	% Growth
Price	$7.9	6.4%
Volume	0.5	0.4%
Surcharges and other fees	(0.4)	(0.3)%
Commodity price and volume	0.2	0.1%
Acquisitions	20.5	16.6%
Solid waste revenues	$28.7	23.2%
Solid waste revenues increased in the three months ended March 31, 2025 as compared to the prior year period, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $6.1 million, or 6.4% as a percentage of collection revenues, (iii) higher disposal pricing of $1.8 million, or 7.3% as a percentage of disposal revenues, and (iv) higher disposal volume of $1.1 million, or 4.4% as a percentage of disposal revenues, from landfills and transfer stations; partially offset by lower collection volume of $(0.6) million, or (0.7)% as a percentage of collection revenues, and lower surcharges and other fees due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the energy component of our E&E Fees.
Operating income increased in the three months ended March 31, 2025 by $4.8 million as compared to the prior year period. The period-over-period increase was due to (i) revenue growth, described above, (ii) higher intercompany related operating income, and (iii) lower leachate disposal costs; partially offset by (a) higher directs costs associated with increased disposal volumes, (b) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles (c) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, and higher landfill volumes, (d) higher accruals related to insurance claims, (e) higher expense from acquisition activities, (f) increased depreciation expense due to acquisitions and investment in property and equipment, and (g) general cost inflation, including for disposal, labor, and maintenance costs.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Mid-Atlantic Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2025 vs. 2024
	Amount	% Growth
Price	$1.8	4.4%
Volume	(2.4)	(5.7)%
Surcharges and other fees	2.4	5.8%
Acquisitions	33.9	80.4%
Solid waste revenues	$35.7	84.9%
Solid waste revenues increased in the three months ended March 31, 2025 as compared to the prior year period, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $1.8 million, or 4.4% as a percentage of collection revenues, (ii) higher disposal volume of $0.1 million, or 18.0% as a percentage of disposal revenues, related to landfill operations, and (iii) higher surcharges and other fees due to higher revenues associated with legacy fuel cost recovery programs from acquired businesses; partially offset by lower collection volume of $(2.5) million, or (6.1)% as a percentage of collection revenues.
Operating loss increased in the three months ended March 31, 2025 by $(0.5) million as compared to the prior year period. The period-over-period increase was due to (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) increased depreciation expense due to acquisitions and investment in property and equipment, (iii) higher accruals related to insurance claims, and (iv) general cost inflation, including for disposal, labor, and maintenance costs; partially offset by (a) revenue growth, described above, (b) higher intercompany related operating income, and (c) lower expense from acquisition activities.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period change in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2025 vs. 2024
	Amount	% Growth
Price	$2.7	3.7%
Volume	4.1	5.5%
Surcharges and other fees	(0.2)	(0.4)%
Acquisitions	0.6	0.7%
Resource Solutions revenues	$7.2	9.5%

Resource Solutions revenues increased in the three months ended March 31, 2025 as compared to the prior year period, primarily driven by (i) higher National Accounts business volumes related to new business growth of $3.4 million, or 7.4% as a percentage of National Accounts revenues, (ii) National Accounts business pricing growth of $1.9 million, or 4.1% as a percentage of National Accounts revenues, (iii) higher tipping fees primarily related to contract structures that help to offset recycled commodity price movements of $0.9 million, or 3.8% as a percentage of related revenues, (iv) the contribution from acquisitions, (v) higher recycling volumes of $0.4 million, or 1.6% as a percentage of related revenues, (vi) higher other processing volumes of $0.4 million, or 7.8% as a percentage of related revenues, and (vii) higher other processing price of $0.2 million, or 3.9% as a percentage of related revenues; partially offset by lower surcharges and other fees revenues in our National Accounts business due to lower E&E Fee revenues associated with our fuel cost recovery program related to lower diesel fuel prices and lower recycled commodity price of $(0.2) million, or (1.0)% as a percentage of related revenues.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the energy component of our E&E Fees.
Operating income increased in the three months ended March 31, 2025 by $0.6 million as compared to the prior year period. The period-over-period increase was due to revenue growth, described above; partially offset by (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) higher expense from acquisition activities, (iii) increased depreciation expense due to acquisitions and investment in property and equipment, (iv) general cost inflation, including for disposal, labor, and maintenance costs, and (v) lower intercompany related operating income.
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
Operating loss increased $(10.2) million in the three months ended March 31, 2025, as compared to the prior year period. The period-over-period increase was due to (i) higher costs associated with supporting acquired businesses, (ii) general cost inflation for salaries, wages, benefits, professional services and other overhead costs including those associated with information technology, marketing, sales and community relations efforts, (iii) higher accruals related to incentive compensation, and (iv) higher depreciation expense associated with back office financial system infrastructure; partially offset by lower expense from acquisition activities.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of March 31, 2025, we had $675.4 million of available and undrawn capacity under our $700.0 million revolving credit facility (“Revolving Credit Facility”) and $267.7 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.

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
A summary of consolidated balance sheets items relevant to our liquidity (in millions) follows:

	March 31, 2025	December 31, 2024	$ Change
Cash, cash equivalents and restricted cash - current	$267.7	$383.3	$(115.6)
Restricted cash - non-current	2.2	—	2.2
Total cash, cash equivalents, restricted cash and non-current restricted cash	$269.9	$383.3	$(113.4)
Current assets, excluding cash, cash equivalents and restricted cash - current	$224.0	$230.0	$(6.0)
Restricted assets	$2.8	$2.5	$0.3
Total current liabilities:
Current liabilities, excluding current maturities of debt	$230.4	$264.7	$(34.3)
Current maturities of debt	21.0	42.6	(21.6)
Total current liabilities	$251.4	$307.3	$(55.9)
Debt, less current portion, excluding unamortized debt issuance costs	$1,130.2	$1,105.5	$24.7
Current assets, excluding cash, cash equivalents and restricted cash - current, decreased $(6.0) million and current liabilities, excluding current maturities of debt, decreased $(34.3) in the three months ended March 31, 2025, resulting in a $28.3 million increase in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash - current, minus current liabilities, excluding current maturities of debt), from $(34.7) million as of December 31, 2024 to $(6.4) million as of March 31, 2025.
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2025	2024
Net cash provided by operating activities	$50.1	$7.7	$42.4
Net cash used in investing activities	$(158.8)	$(30.1)	$(128.7)
Net cash used in financing activities	$(4.7)	$(9.1)	$4.4

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2025	2024
Net loss	$(4.8)	$(4.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71.5	54.0
Interest accretion on landfill and environmental remediation liabilities	3.7	2.9
Amortization of debt issuance costs	0.8	0.7
Stock-based compensation	4.9	2.1
Operating lease right-of-use assets expense	4.7	4.1
Disposition of assets, other items and charges, net	0.2	0.3
Deferred income taxes	(3.3)	(2.4)
	77.7	57.6
Changes in assets and liabilities, net	(27.6)	(49.9)
Net cash provided by operating activities	$50.1	$7.7

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $42.4 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was the result of business growth, including from acquisition activity, and a decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, see “Results of Operations” above.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2025	2024
Acquisitions, net of cash acquired	$(103.6)	$(0.3)
Additions to property and equipment	(55.5)	(30.3)
Proceeds from sale of property and equipment	0.3	0.5
Net cash used in investing activities	$(158.8)	$(30.1)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the three months ended March 31, 2025, we acquired three businesses for total consideration of $(103.5) million, all of which was cash consideration, and made $(0.1) million in payments on businesses previously acquired, as compared to the three months ended March 31, 2024 during which we paid $(0.3) million on businesses previously acquired.
Capital expenditures. Capital expenditures were $25.2 million higher in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to acquisition activity and investment in our fleet; partially offset by lower landfill development spend, including the development of rail side infrastructure at our Subtitle D landfill located in Mount Jewitt, Pennsylvania in the prior year period.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2025	2024
Proceeds from long-term borrowings	$25.0	$0.9
Principal payments on debt	(29.0)	(10.0)
Payments of debt issuance costs	(0.7)	—
Net cash used in financing activities	$(4.7)	$(9.1)
Debt activity. Net cash associated with debt activity increased $5.1 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the issuance in March 2025 of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052; partially offset by the repayment in full of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured and were repaid in January 2025.
Payment of debt issuance costs. We paid $0.7 million of debt issuance costs in the three months ended March 31, 2025 primarily related to the issuance of Vermont Bonds 2022A-2.
Outstanding Long-Term Debt
Credit Facility
As of March 31, 2025, we are party to the second amended and rested credit agreement (the “Credit Agreement”), which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (“collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2025, further advances were available under the Revolving Credit Facility in the amount of $675.4 million. The available amount is net of outstanding irrevocable letters of credit totaling $24.6 million, and as of March 31, 2025 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2025, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended March 31, 2025	Covenant Requirements at March 31, 2025
Maximum consolidated net leverage ratio (1)	2.45	4.00
Minimum interest coverage ratio	7.17	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,051.2 million as of March 31, 2025, or $1,151.2 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of March 31, 2025. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States. A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2025
Net cash provided by operating activities	$323.8
Changes in assets and liabilities, net of effects of acquisitions and divestitures	8.2
Stock based compensation	(15.0)
Operating lease right-of-use assets expense	(8.3)
Landfill capping charge - veneer failure	0.9
Disposition of assets, other items and charges, net	(12.9)
Interest expense, less amortization of debt issuance costs	58.5
Provision for income taxes, net of deferred income taxes	—
Adjustments as allowed by the Credit Agreement (1)	74.0
Consolidated EBITDA	$429.2
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on consolidated EBITDA.
In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2025, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of March 31, 2025, we had outstanding $277.0 million aggregate principal amount of tax exempt bonds; $72.7 million aggregate principal amount of finance leases; and $1.5 million aggregate principal amount of notes payable.
See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding debt.

Inflation
Inflationary increases in costs have materially affected, and may continue to materially affect, our operating margins and cash flows. However, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our E&E Fee, which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
Critical Accounting Estimates and Assumptions
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our critical accounting estimates are more fully discussed in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Based on our consumption levels in the last twelve months ended March 31, 2025, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $6.1 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of March 31, 2025 and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.5 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three months ended March 31, 2025, our fuel costs were $15.8 million, or 3.8% of revenue, as compared to $13.8 million, or 4.0% of revenue, in the three months ended March 31, 2024.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of March 31, 2025, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of March 31, 2025 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Interest Rate Risk
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive (loss) income, net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
The impact of interest rate risk as of March 31, 2025 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 5.    OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description

4.1
Guaranty Agreement, dated as of March 1, 2025, by the guarantors named therein, in favor of U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella filed on March 11, 2025 (File No. 000-23211)).

10.1+	Progress Payment Agreement, dated February 25, 2025, between Casella Waste Systems, Inc. and Banc of America Leasing & Capital, LLC

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 2, 2025	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 2, 2025	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)