Form 10-Q
period 2025-06-30
CASELLA WASTE SYSTEMS INC
filed 2025-07-31
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2025:

Class A common stock, $0.01 par value per share:	62,502,263
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$217,772	$383,303
Accounts receivable, net of allowance for credit losses of $7,897 and $8,515, respectively	178,879	165,917
Refundable income taxes	10,951	9,286
Prepaid expenses	27,330	23,047
Inventory	23,284	21,539
Other current assets	6,309	10,213
Total current assets	464,525	613,305
Property and equipment, net of accumulated depreciation and amortization of $1,392,650 and $1,302,324, respectively	1,240,746	1,164,815
Operating lease right-of-use assets	111,103	98,050
Goodwill	1,088,709	1,002,266
Intangible assets, net	315,425	313,468
Restricted assets	2,928	2,499
Cost method investments	10,967	10,967
Other non-current assets	22,508	24,698
Total assets	$3,256,911	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$22,511	$42,619
Current operating lease liabilities	11,776	10,291
Accounts payable	116,826	111,087
Accrued payroll and related expenses	21,946	32,620
Accrued interest	2,671	2,120
Contract liabilities	44,176	50,690
Current accrued final capping, closure and post-closure costs	2,779	3,224
Other accrued liabilities	50,731	54,666
Total current liabilities	273,416	307,317
Debt, less current portion	1,120,963	1,090,632
Operating lease liabilities, less current portion	79,158	64,449
Accrued final capping, closure and post-closure costs, less current portion	178,684	169,006
Deferred income taxes	16,213	19,089
Other long-term liabilities	34,296	28,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,502,000 and 62,370,000 shares issued and outstanding, respectively	625	624
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,689,088	1,679,878
Accumulated deficit	(132,587)	(132,985)
Accumulated other comprehensive (loss) income, net of tax	(2,955)	3,312
Total stockholders' equity	1,554,181	1,550,839
Total liabilities and stockholders' equity	$3,256,911	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$465,334	$377,163	$882,435	$718,170
Operating expenses:
Cost of operations	308,070	243,787	588,521	474,578
General and administration	54,523	47,184	111,009	91,517
Depreciation and amortization	77,006	55,338	148,497	109,375
Expense from acquisition activities	6,463	7,836	11,992	12,847
	446,062	354,145	860,019	688,317
Operating income	19,272	23,018	22,416	29,853
Other expense (income):
Interest income	(2,665)	(2,625)	(6,047)	(5,437)
Interest expense	15,665	15,322	30,645	31,204
Other income	(615)	(477)	(933)	(828)
Other expense, net	12,385	12,220	23,665	24,939
Income (loss) before income taxes	6,887	10,798	(1,249)	4,914
Provision (benefit) for income taxes	1,679	3,792	(1,647)	2,025
Net income	$5,208	$7,006	$398	$2,889
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,461	58,109	63,424	58,070
Basic earnings per common share	$0.08	$0.12	$0.01	$0.05
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,563	58,199	63,524	58,161
Diluted earnings per common share	$0.08	$0.12	$0.01	$0.05
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$5,208	$7,006	$398	$2,889
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	1,007	2,303	2,016	4,618
Interest rate swap amounts reclassified into interest expense	(985)	(2,280)	(1,997)	(4,611)
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(3,154)	1,068	(8,885)	9,507
Other comprehensive (loss) income, before tax	(3,132)	1,091	(8,866)	9,514
Income tax (benefit) provision related to items of other comprehensive (loss) income	(916)	305	(2,599)	2,613
Other comprehensive (loss) income, net of tax	(2,216)	786	(6,267)	6,901
Comprehensive income (loss)	$2,992	$7,792	$(5,869)	$9,790
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312
Issuances of Class A common stock	—	105	1	—	—	(1)	—	—
Stock-based compensation	4,911	—	—	—	—	4,911	—	—
Comprehensive loss:
Net loss	(4,810)	—	—	—	—	—	(4,810)	—
Other comprehensive loss:
Hedging activity	(4,051)	—	—	—	—	—	—	(4,051)
Balance, March 31, 2025	1,546,889	62,475	625	988	10	1,684,788	(137,795)	(739)
Issuances of Class A common stock	1,434	27	—	—	—	1,434	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive income:
Net income	5,208	—	—	—	—	—	5,208	—
Other comprehensive loss:
Hedging activity	(2,216)	—	—	—	—	—	—	(2,216)
Balance, June 30, 2025	$1,554,181	62,502	$625	988	$10	$1,689,088	$(132,587)	$(2,955)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)
Issuances of Class A common stock	—	113	1	—	—	(1)	—	—
Stock-based compensation	2,135	—	—	—	—	2,135	—	—
Comprehensive income:
Net loss	(4,117)	—	—	—	—	—	(4,117)	—
Other comprehensive income:
Hedging activity	6,115	—	—	—	—	—	—	6,115
Balance, March 31, 2024	1,025,924	57,120	571	988	10	1,170,946	(150,638)	5,035
Issuances of Class A common stock	1,124	25	—	—	—	1,124	—	—
Stock-based compensation	2,674	—	—	—	—	2,674	—	—
Comprehensive income:
Net income	7,006	—	—	—	—	—	7,006	—
Other comprehensive income:
Hedging activity	786	—	—	—	—	—	—	786
Balance, June 30, 2024	$1,037,514	57,145	$571	988	$10	$1,174,744	$(143,632)	$5,821

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$398	$2,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,497	109,375
Interest accretion on landfill and environmental remediation liabilities	7,426	5,862
Amortization of debt issuance costs	1,519	1,482
Stock-based compensation	7,777	4,809
Operating lease right-of-use assets expense	10,392	8,489
Other items and charges, net	1,124	3,209
Deferred income taxes	(148)	156
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(4,737)	(7,009)
Landfill operating lease contract expenditures	(1,340)	(1,308)
Accounts payable	5,799	(22,289)
Prepaid expenses, inventories and other assets	(6,650)	(6,580)
Accrued expenses, contract liabilities and other liabilities	(30,409)	(19,304)
Net cash provided by operating activities	139,648	79,781
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(175,018)	1,296
Additions to intangible assets	—	(199)
Additions to property and equipment	(121,878)	(74,900)
Proceeds from sale of property and equipment	503	827
Net cash used in investing activities	(296,393)	(72,976)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	25,000	1,750
Principal payments on debt	(32,984)	(20,020)
Payments of debt issuance costs	(802)	—
Net cash used in financing activities	(8,786)	(18,270)
Net decrease in cash, cash equivalents and restricted cash	(165,531)	(11,465)
Cash, cash equivalents and restricted cash, beginning of period	383,303	220,912
Cash, cash equivalents and restricted cash, end of period	$217,772	$209,447
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$28,575	$30,389
Cash income tax payments	$164	$5,098
Supplemental Disclosure of Non-Cash Activities:
Right-of-use assets obtained in exchange for finance lease obligations	$17,340	$15,300
Right-of-use assets obtained in exchange for operating lease obligations	$22,033	$3,154
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2025 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2024 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2025 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since June 30, 2025 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

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
Accounting standards issued pending adoption as of June 30, 2025
ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740)
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
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and six months ended June 30, 2025 and 2024:
Three Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$89,331	$127,730	$80,844	$—	$297,905
Landfill	7,935	16,912	1,208	—	26,055
Transfer station	19,478	19,387	514	—	39,379
Transportation	1,741	4,404	—	—	6,145
Landfill gas-to-energy	292	1,264	—	—	1,556
Processing	2,147	437	—	36,466	39,050
National Accounts	—	—	—	55,244	55,244
Total revenues	$120,924	$170,134	$82,566	$91,710	$465,334

Transferred at a point-in-time	$92	$693	$—	$15,058	$15,843
Transferred over time	120,832	169,441	82,566	76,652	449,491
Total revenues	$120,924	$170,134	$82,566	$91,710	$465,334

Three Months Ended June 30, 2024(1)

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$81,312	$100,695	$41,952	$—	$223,959
Landfill	7,583	16,516	683	—	24,782
Transfer station	20,298	14,586	460	—	35,344
Transportation	1,570	3,422	5	—	4,997
Landfill gas-to-energy	539	1,444	—	—	1,983
Processing	2,231	649	—	33,275	36,155
National Accounts	—	—	—	49,943	49,943
Total revenues	$113,533	$137,312	$43,100	$83,218	$377,163

Transferred at a point-in-time	$117	$677	$—	$15,163	$15,957
Transferred over time	113,416	136,635	43,100	68,055	361,206
Total revenues	$113,533	$137,312	$43,100	$83,218	$377,163
Six Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$170,393	$246,337	$157,638	$—	$574,368
Landfill	14,731	30,346	1,895	—	46,972
Transfer station	33,157	32,907	880	—	66,944
Transportation	3,089	8,271	—	—	11,360
Landfill gas-to-energy	545	3,776	—	—	4,321
Processing	3,749	814	—	68,435	72,998
National Accounts	—	—	—	105,472	105,472
Total revenues	$225,664	$322,451	$160,413	$173,907	$882,435

Transferred at a point-in-time	$189	$1,397	$—	$26,779	$28,365
Transferred over time	225,475	321,054	160,413	147,128	854,070
Total revenues	$225,664	$322,451	$160,413	$173,907	$882,435

Six Months Ended June 30, 2024(1)

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$156,319	$195,818	$83,181	$—	$435,318
Landfill	14,195	28,957	1,180	—	44,332
Transfer station	35,752	25,231	834	—	61,817
Transportation	2,960	6,146	7	—	9,113
Landfill gas-to-energy	997	3,496	—	—	4,493
Processing	3,500	1,308	—	63,038	67,846
National Accounts	—	—	—	95,251	95,251
Total revenues	$213,723	$260,956	$85,202	$158,289	$718,170

Transferred at a point-in-time	$239	$1,294	$—	$27,717	$29,250
Transferred over time	213,484	259,662	85,202	130,572	688,920
Total revenues	$213,723	$260,956	$85,202	$158,289	$718,170

(1)Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. See Note 13, Segment Reporting for further disclosure.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $11,214 and $20,154 in the three and six months ended June 30, 2025, respectively, and $8,416 and $15,531 in the three and six months ended June 30, 2024, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and six months ended June 30, 2025 or June 30, 2024 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $184,023 and $162,916 as of June 30, 2025 and December 31, 2024, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $44,176 and $50,690 as of June 30, 2025 and December 31, 2024, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2024 and December 31, 2023 was recognized as revenue during the six months ended June 30, 2025 and June 30, 2024, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the six months ended June 30, 2025, we acquired six businesses: four tuck-in collection operations in our Mid-Atlantic region, a tuck-in collection operation in our Western region and a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments. In the six months ended June 30, 2024, we acquired one business, a tuck-in solid waste collection business in our Eastern region.
The operating results of the businesses acquired prior to June 30, 2025 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition.

Goodwill acquired is primarily associated with the value of acquired businesses, based on current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill associated with acquisitions completed in the six months ended June 30, 2025 are expected to be deductible for tax purposes.
A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Six Months Ended June 30,
	2025	2024
Purchase Price:
Cash used in acquisitions, net of cash acquired of $— and $—, respectively	$174,856	$748
Settlements due from sellers	(1,037)	—
Holdbacks and additional consideration owed	2,902	—
Total Consideration	$176,721	$748
Allocated as follows:
Current assets (1)	$8,757	$—
Property and equipment:
Land	3,160	—
Buildings and improvements	4,569	—
Machinery, equipment and other	36,529	282
Operating lease right-of-use assets	10,655	—
Intangible assets:
Trade names	444	—
Covenants not-to-compete	3,657	75
Customer relationships	36,438	38
Current liabilities	(3,902)	(2)
Operating lease liabilities, less current portion	(9,583)	—
Fair value of assets acquired and liabilities assumed	90,724	393
Excess purchase price allocated to goodwill	$85,997	$355
(1)Includes contract receivables as of the date of the acquisitions in the six months ended June 30, 2025 and 2024, of $8,226 and $—, respectively. Substantially all of the contractual amounts are expected to be collected.

Purchase price allocations are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for acquisitions made over the prior twelve-month period ended June 30, 2025 are subject to change.
Unaudited pro forma combined information that shows our operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$471,280	$452,113	$901,963	$868,142
Operating income	$19,400	$20,188	$22,592	$24,213
Net income (loss)	$5,284	$4,699	$327	$(1,714)

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,461	58,109	63,424	58,070
Basic earnings (loss) per common share	$0.08	$0.08	$0.01	$(0.03)
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,563	58,199	63,524	58,161
Diluted earnings (loss) per common share	$0.08	$0.08	$0.01	$(0.03)
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
5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2024 (1)	Acquisitions	Business Combination Adjustments	June 30, 2025
Eastern	$89,544	$20,989	$—	$110,533
Western	357,143	6,916	2,455	366,514
Mid-Atlantic	510,917	48,402	(2,009)	557,310
Resource Solutions	44,662	9,690	—	54,352
	$1,002,266	$85,997	$446	$1,088,709
(1)December 31, 2024 amounts, which include allocated goodwill between operating segments using a relative fair value approach, have been reclassified between regional operating segments to conform to the current period presentation. See Note 13, Segment Reporting for further disclosure.
Summaries of intangible assets by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, June 30, 2025
Intangible assets	$75,225	$414,039	$26,239	$515,503
Less accumulated amortization	(38,703)	(146,068)	(15,307)	(200,078)
	$36,522	$267,971	$10,932	$315,425

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2024
Intangible assets	$71,568	$377,600	$25,795	$474,963
Less accumulated amortization	(34,398)	(115,305)	(11,792)	(161,495)
	$37,170	$262,295	$14,003	$313,468
Intangible amortization expense was $19,117 and $38,583 during the three and six months ended June 30, 2025, respectively, and $12,238 and $24,803 during the three and six months ended June 30, 2024, respectively.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2024 and thereafter is estimated as follows:

Estimated Future Intangible Amortization Expense as of June 30, 2025
For the remainder of the fiscal year ending December 31, 2025	$36,917
Fiscal year ending December 31, 2026	$67,394
Fiscal year ending December 31, 2027	$58,860
Fiscal year ending December 31, 2028	$50,019
Fiscal year ending December 31, 2029	$38,476
Thereafter	$63,759

6.    ACCRUED FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS
Accrued final capping, closure and post-closure costs include the current and non-current portion of costs associated with obligations for final capping, closure and post-closure of our landfills. We estimate our future final capping, closure and post-closure costs of our landfills in order to determine the final capping, closure and post-closure expense per ton of waste placed into each landfill. The anticipated time frame for paying these costs varies based on the remaining useful life of each landfill as well as the duration of the post-closure monitoring period.
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$172,230	$133,904
Obligations incurred	3,834	3,354
Accretion expense	7,316	5,733
Obligations settled (1)	(1,917)	(2,223)
Ending balance	$181,463	$140,768
(1)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	June 30, 2025	December 31, 2024
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.877% as of June 30, 2025	$800,000	$800,000
Revolving credit facility (“Revolving Credit Facility”) due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.550%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 2.750% through September 2025	40,000	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) paid in January 2025 - fixed rate interest period bore interest at 5.25% through January 2025	—	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bearing interest at 5.125% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bearing interest at 4.375% through July 2025	15,000	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.00% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	—
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.95% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.7%	79,055	69,662
Notes payable with no stated interest rate maturing through September 2028	1,463	1,500
Principal amount of debt	1,157,518	1,148,162
Less—unamortized debt issuance costs	14,044	14,911
Debt less unamortized debt issuance costs	1,143,474	1,133,251
Less—current maturities of debt	22,511	42,619
	$1,120,963	$1,090,632

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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2025, further advances were available under the Revolving Credit Facility in the amount of $673,693. The available amount is net of outstanding irrevocable letters of credit totaling $26,307, and as of June 30, 2025 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2025, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Tax-Exempt Financings
In March 2025, we completed the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2. In fiscal year 2024, we completed the issuance of $45,000 aggregate principal amount of FAME Bonds 2024, and $25,000 of the proceeds of such issuance were used for the repayment in full of FAME Bonds 2005R-3, which matured and were repaid in January 2025.
Cash, Cash Equivalents and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. Beginning of period and end of period cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows is reconciled as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$217,772	$358,303
Restricted cash	—	25,000
Cash, cash equivalents and restricted cash	$217,772	$383,303
Our restricted cash at December 31, 2024 consisted of cash proceeds from the issuance of the FAME Bonds 2024 restricted to be used for the repayment in full of FAME Bonds 2005R-3 on its stated maturity in January 2025.
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
As of both June 30, 2025 and December 31, 2024, we had $515,000 notional amount of active interest rate derivative agreements outstanding. These agreements mature between February 2026 and June 2028 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps	Other current assets	$2,902	$3,606
Interest rate swaps	Other non-current assets	1,628	4,036
		$4,530	$7,642

Interest rate swaps	Other accrued liabilities	$1,471	$570
Interest rate swaps	Other long-term liabilities	7,135	2,282
		$8,606	$2,852

Interest rate swaps	Accumulated other comprehensive (loss) income, net of tax	$(4,076)	$4,790
Interest rate swaps - tax effect	Accumulated other comprehensive (loss) income, net of tax	1,121	(1,478)
		$(2,955)	$3,312

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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $1,880 relating to our outstanding legal proceedings as of June 30, 2025 and it is at least reasonably possible that a change in estimate will occur in the near-term. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Letter of Deficiency
On June 14, 2024, our subsidiary, North Country Environmental Services, Inc. (“NCES”), received a Letter of Deficiency (the “Letter”) from the New Hampshire Department of Environmental Services (“NHDES”) concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. Final terms of an Administrative Consent Order and a Supplemental Environmental Project are pending with the New Hampshire Department of Justice, in connection with which we have recorded an accrual in excess of $1,000 of potential penalties as of June 30, 2025.
Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”), for the development of new landfill capacity in New Hampshire. On April 8, 2025, GSL filed a Petition for Declaratory Judgment in the Merrimack Superior Court (“Court”) requesting that the Court find that NHDES’s denial of GSL’s application was unlawful (“Petition”). On May 9, 2025, NHDES filed an Answer to the Petition. On June 23, 2025, North Country Alliance for Balanced Change (“NCABC”) filed a Motion to Intervene, in response to which GSL filed an Objection on June 30, 2025. On July 1, 2025, a scheduling conference was held and the Court issued a Scheduling Order of the same date providing that the issues raised in the Petition appear to be a legal dispute that can be addressed by cross-motions for summary judgment, and requiring the parties to confer and submit briefing schedule proposals to the Court on or before July 18, 2025. A Joint Proposed Briefing Schedule was filed by the parties on July 17, 2025. NCABC filed a reply to GSL’s Objection to NCABC’s Motion to Intervene on July 25, 2025.

On May 5, 2025, GSL and NCABC each filed a Notice of Appeal of NHDES’s denial of GSL’s application with the New Hampshire Waste Management Council (“GSL Appeal” and “NCABC Appeal”, respectively). On May 9, 2025, GSL filed a partially assented to Motion to Intervene in the NCABC Appeal, followed by a Motion to Dismiss the NCABC Appeal on June 27, 2025. NHDES filed a Motion to Dismiss the NCABC Appeal on July 17, 2025. NCABC filed an Objection to GSL’s Motion to Dismiss on July 24, 2025 and to NHDES’s Motion to Dismiss on July 28, 2025. As of June 30, 2025, we had $12,991 of capitalized project development costs related to the GSL landfill project included in other non-current assets.

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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate when the amount and timing of cash payments for the liability are fixed or reliably determinable. The weighted-average risk-free interest rate associated with our environmental remediation liabilities as of June 30, 2025 was approximately 1.6%. A summary of the changes to the aggregate environmental remediation liabilities for the six months ended June 30, 2025 and 2024 follows:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$5,532	$5,889
Accretion expense	46	49
Obligations settled (1)	(315)	(332)
Ending balance	5,263	5,606
Less: current portion	1,563	1,610
Long-term portion	$3,700	$3,996
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (“Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2025, there were 2,018 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	101	$80.85
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, June 30, 2025	101	$80.85	7.2	$3,484
Exercisable, June 30, 2025	42	$79.50	7.0	$1,503
Stock-based compensation expense related to stock options was $135 and $268 during the three and six months ended June 30, 2025, respectively, as compared to $151 and $302 during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had $1,261 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.4 years.
During the three and six months ended June 30, 2025, the aggregate intrinsic value of stock options exercised was zero dollars.
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
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	197	$91.14
Granted	112	$112.82
Class A Common Stock Vested	(46)	$88.61
Forfeited	(2)	$94.67
Outstanding, June 30, 2025	261	$100.81	2.0	$30,186
Unvested, June 30, 2025	469	$102.10	1.8	$54,146
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 208 shares of Class A common stock currently included in unvested.

Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,527 and $7,136 during the three and six months ended June 30, 2025, respectively, as compared to $2,349 and $4,225 during the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2025, the total fair value of other stock awards vested was $5,005.
As of June 30, 2025, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $9,210, which will be recognized over a weighted average period of 2.1 years. As of June 30, 2025, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $12,069, which will be recognized over a weighted average period of 1.9 years.
The weighted average fair value of market-based performance stock units granted during the six months ended June 30, 2025 was $118.64 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.95% and an expected volatility of 25.1% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $203 and $373 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2025, respectively, as compared to $174 and $283 during the three and six months ended June 30, 2024, respectively.
Accumulated Other Comprehensive (Loss) Income, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2024	$3,312
Other comprehensive loss before reclassifications	(6,869)
Interest rate swap amounts reclassified into interest expense	(1,997)
Income tax benefit related to items of other comprehensive loss	2,599
Other comprehensive loss, net of tax	(6,267)
Balance, June 30, 2025	$(2,955)

A summary of reclassifications out of accumulated other comprehensive (loss) income, net of tax into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive (Loss) Income, Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income, Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(985)	$(2,280)	$(1,997)	$(4,611)	Interest expense
	985	2,280	1,997	4,611	Income (loss) before income taxes
	289	630	586	1,272	Provision (benefit) for income taxes
	$696	$1,650	$1,411	$3,339	Net income

10.    EARNINGS PER SHARE
Basic earnings per share attributable to common stockholders is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of earnings per share attributable to common stockholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$5,208	$7,006	$398	$2,889
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,502	57,145	62,502	57,145
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding	(29)	(24)	(66)	(63)
Basic weighted average common shares outstanding	63,461	58,109	63,424	58,070
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	102	90	100	91
Diluted weighted average common shares outstanding	63,563	58,199	63,524	58,161
Anti-dilutive potentially issuable shares	—	24	—	141
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2025, we recorded charges of $6,463 and $11,992, respectively, and in the three and six months ended June 30, 2024, we recorded charges of $7,836 and $12,847, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses. The three and six months ended June 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in our acquisition of the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc. as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,928	$—	$—
Interest rate swaps	—	4,530	—
	$2,928	$4,530	$—

Liabilities:
Interest rate swaps	$—	$8,606	$—

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,499	$—	$—
Interest rate swaps	—	7,642	—
	$2,499	$7,642	$—
Liabilities:
Interest rate swaps	$—	$2,852	$—
Fair Value of Debt
As of June 30, 2025, the fair value of our fixed rate debt, including our FAME Bonds 2015R-1, FAME Bonds 2015R-2, FAME Bonds 2024, Vermont Bonds 2013, Vermont Bonds 2022A-1, Vermont Bonds 2022A-2, New York Bonds 2014R-1, New York Bonds 2014R-2, New York Bonds 2020, New York Bonds 2020R-2 and New Hampshire Bonds (collectively, the “Industrial Revenue Bonds”) was approximately $274,317 and the carrying value was $277,000. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of June 30, 2025, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, our Eastern, Western and Mid-Atlantic regions. In the six months ended June 30, 2025, we moved certain operations between our regional operating segments to align geographically, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation.
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Operating income (loss) by segment reported in the three and six months ended June 30, 2024 has been updated to conform with the presentation for the three and six months ended June 30, 2025, which includes the movement of certain operations described above and does not have Corporate Entities costs allocated to our reportable operating segments. See Note 5, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
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
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2025 and 2024 follows:

Three Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$120,924	$170,134	$82,566	$373,624	$91,710	$—	$—	$465,334
Intercompany revenues	30,583	58,963	3,445	92,991	4,130	—	(97,121)	—
Gross revenues	151,507	229,097	86,011	466,615	95,840	—	(97,121)	465,334
Cost of operations	107,942	155,002	65,546	328,490	76,286	415	(97,121)	308,070
General and administration	5,718	9,008	5,728	20,454	5,576	28,493	—	54,523
Depreciation and amortization	17,816	32,761	19,435	70,012	5,358	1,636	—	77,006
Expense from acquisition activities	165	608	2,862	3,635	33	2,795	—	6,463
Operating income (loss)	$19,866	$31,718	$(7,560)	$44,024	$8,587	$(33,339)	$—	19,272
Interest expense, net								13,000
Other income								(615)
Income before income taxes								$6,887

Interest expense, net	$306	$220	$45	$571	$27	$12,402	$—	$13,000
Capital expenditures	$18,820	$24,245	$17,652	$60,717	$2,348	$3,338	$—	$66,403
Total assets	$552,443	$1,147,974	$979,157	$2,679,574	$282,951	$294,386	$—	$3,256,911
Three Months Ended June 30, 2024

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$113,533	$137,312	$43,100	$293,945	$83,218	$—	$—	$377,163
Intercompany revenues	28,322	51,203	683	80,208	2,835	—	(83,043)	—
Gross revenues	141,855	188,515	43,783	374,153	86,053	—	(83,043)	377,163
Cost of operations	100,596	126,223	30,794	257,613	69,026	191	(83,043)	243,787
General and administration	6,575	7,979	1,915	16,469	4,861	25,854	—	47,184
Depreciation and amortization	14,986	24,279	10,551	49,816	4,540	982	—	55,338
Expense from acquisition activities	26	89	6,062	6,177	36	1,623	—	7,836
Operating income (loss)	$19,672	$29,945	$(5,539)	$44,078	$7,590	$(28,650)	$—	23,018
Interest expense, net								12,697
Other income								(477)
Income before income taxes								$10,798

Interest expense, net	$217	$145	$(8)	$354	$35	$12,308	$—	$12,697
Capital expenditures	$9,433	$22,051	$6,144	$37,628	$4,354	$2,667	$—	$44,649
Total assets	$473,975	$928,955	$565,809	$1,968,739	$252,364	$290,762	$—	$2,511,865

Six Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$225,664	$322,451	$160,413	$708,528	$173,907	$—	$—	$882,435
Intercompany revenues	55,157	110,774	5,258	171,189	7,606	—	(178,795)	—
Gross revenues	280,821	433,225	165,671	879,717	181,513	—	(178,795)	882,435
Cost of operations	201,882	293,497	124,718	620,097	146,319	900	(178,795)	588,521
General and administration	11,771	18,177	9,728	39,676	10,117	61,216	—	111,009
Depreciation and amortization	33,925	63,121	37,696	134,742	10,491	3,264	—	148,497
Expense from acquisition activities	560	1,452	5,276	7,288	1,024	3,680	—	11,992
Operating income (loss)	$32,683	$56,978	$(11,747)	$77,914	$13,562	$(69,060)	$—	22,416
Interest expense, net								24,598
Other income								(933)
Loss before income taxes								$(1,249)

Interest expense, net	$532	$441	$100	$1,073	$53	$23,472	$—	$24,598
Capital expenditures	$26,923	$39,445	$43,285	$109,653	$6,419	$5,806	$—	$121,878
Total assets	$552,443	$1,147,974	$979,157	$2,679,574	$282,951	$294,386	$—	$3,256,911

Six Months Ended June 30, 2024

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$213,723	$260,956	$85,202	$559,881	$158,289	$—	$—	$718,170
Intercompany revenues	52,611	95,570	1,164	149,345	5,958	—	(155,303)	—
Gross revenues	266,334	356,526	86,366	709,226	164,247	—	(155,303)	718,170
Cost of operations	193,094	241,916	61,161	496,171	133,295	415	(155,303)	474,578
General and administration	12,734	15,950	4,261	32,945	9,521	49,051	—	91,517
Depreciation and amortization	29,397	47,570	21,116	98,083	9,333	1,959	—	109,375
Expense from acquisition activities	245	662	9,066	9,973	61	2,813	—	12,847
Operating income (loss)	$30,864	$50,428	$(9,238)	$72,054	$12,037	$(54,238)	$—	29,853
Interest expense, net								25,767
Other income								(828)
Income before income taxes								$4,914

Interest expense, net	$418	$358	$(7)	$769	$64	$24,934	$—	$25,767
Capital expenditures	$16,474	$33,729	$10,581	$60,784	$10,067	$4,049	$—	$74,900
Total assets	$473,975	$928,955	$565,809	$1,968,739	$252,364	$290,762	$—	$2,511,865

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collection	$297,905	$223,959	$574,368	$435,318
Disposal	71,579	65,123	125,276	115,262
Landfill gas-to-energy	1,556	1,983	4,321	4,493
Processing	2,584	2,880	4,563	4,808
Solid waste	373,624	293,945	708,528	559,881
Processing	36,466	33,275	68,435	63,038
National Accounts	55,244	49,943	105,472	95,251
Resource Solutions	91,710	83,218	173,907	158,289
Total revenues	$465,334	$377,163	$882,435	$718,170

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
As of July 15, 2025, we owned and/or operated 79 solid waste collection operations, 70 transfer stations, 31 recycling facilities, eight Subtitle D landfills, three landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. In the six months ended June 30, 2025, we moved certain operations between our regional operating segments, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. For additional information, see Note 13, Segment Reporting to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2025		2024			2025		2024
Collection	$297.9	64.0%	$224.0	59.4%	$73.9	$574.4	65.1%	$435.3	60.6%	$139.1
Disposal	71.6	15.4%	65.1	17.3%	6.5	125.3	14.2%	115.3	16.0%	10.0
Landfill gas-to-energy	1.6	0.3%	2.0	0.5%	(0.4)	4.3	0.5%	4.5	0.6%	(0.2)
Processing	2.5	0.6%	2.8	0.7%	(0.3)	4.5	0.5%	4.8	0.8%	(0.3)
Solid waste	373.6	80.3%	293.9	77.9%	79.7	708.5	80.3%	559.9	78.0%	148.6
Processing	36.5	7.8%	33.4	8.9%	3.1	68.4	7.7%	63.0	8.7%	5.4
National Accounts	55.2	11.9%	49.9	13.2%	5.3	105.5	12.0%	95.3	13.3%	10.2
Resource Solutions	91.7	19.7%	83.3	22.1%	8.4	173.9	19.7%	158.3	22.0%	15.6
Total revenues	$465.3	100.0%	$377.2	100.0%	$88.1	$882.4	100.0%	$718.2	100.0%	$164.2
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2025 vs. 2024		Period-to-Period Change for the Six Months Ended June 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$14.8	5.0%	$29.8	5.3%
Volume	(2.5)	(0.8)%	(6.7)	(1.2)%
Intercompany transfers to National Accounts	(1.3)	(0.5)%	(1.6)	(0.3)%
Surcharges and other fees	3.2	1.1%	4.5	0.9%
Commodity price and volume	(0.6)	(0.2)%	(0.6)	(0.1)%
Acquisitions	66.1	22.5%	123.2	22.0%
Solid waste revenues	$79.7	27.1%	$148.6	26.6%

The most significant items impacting the changes in our solid waste revenues during the three and six months ended June 30, 2025 as compared to the prior year periods are summarized below:
•Price increased solid waste revenues both quarterly and year-to-date, including higher collection pricing of $11.0 million quarterly, or 4.9% as a percentage of collection revenues, and $23.3 million year-to-date, or 5.4% as a percentage of collection revenues, and higher disposal pricing of $3.8 million quarterly, or 5.8% as a percentage of disposal revenues, and $6.5 million year-to-date, or 5.7% as a percentage of disposal revenues, associated with our landfills and transfer stations.
•Volume decreased solid waste revenues both quarterly and year-to-date, driven by lower collection volumes of $(2.6) million quarterly, or (1.2)% as a percentage of collection revenues, and $(6.0) million year-to-date, or (1.4)% as a percentage of collection revenues, partially offset by higher disposal volumes of $0.4 million quarterly, or 0.6% as a percentage of disposal revenues, but including lower disposal volumes of $(0.7) million year-to-date, or (0.6)% as a percentage of disposal revenues, with lower transfer station volumes both quarterly and year-to-date more than offset quarterly and partially offset year-to-date by higher landfill volumes.
•Acquisitions increased solid waste revenues due to the partial year impact of our acquisition of six businesses in the six months ended June 30, 2025, as well as the rollover impact of eight acquisitions completed in fiscal year 2024.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period changes in Resource Solutions revenues.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2025		2024			2025		2024
Cost of operations	$308.1	66.2%	$243.8	64.6%	$64.3	$588.5	66.7%	$474.6	66.1%	$113.9
General and administration	$54.5	11.7%	$47.2	12.5%	$7.3	$111.0	12.6%	$91.5	12.7%	$19.5
Depreciation and amortization	$77.0	16.5%	$55.3	14.7%	$21.7	$148.5	16.8%	$109.4	15.2%	$39.1
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2025		2024			2025		2024
Direct costs	$110.1	23.7%	$89.3	23.7%	$20.8	$201.6	22.9%	$166.6	23.2%	$35.0
Direct labor costs	73.8	15.9%	53.6	14.2%	20.2	141.7	16.1%	106.4	14.8%	35.3
Direct operational costs	32.4	7.0%	28.4	7.5%	4.0	62.1	7.0%	55.0	7.7%	7.1
Fuel costs	15.3	3.3%	13.1	3.5%	2.2	31.1	3.5%	26.9	3.7%	4.2
Maintenance and repair costs	40.9	8.7%	31.2	8.2%	9.7	81.0	9.2%	62.3	8.7%	18.7
Other operational costs	35.6	7.6%	28.2	7.5%	7.4	71.0	8.0%	57.4	8.0%	13.6
Total cost of operations	$308.1	66.2%	$243.8	64.6%	$64.3	$588.5	66.7%	$474.6	66.1%	$113.9
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and six months ended June 30, 2025 as compared to the prior year periods are summarized below:
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
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2025		2024			2025		2024
Labor costs	$35.0	7.5%	$29.8	7.9%	$5.2	$74.5	8.4%	$59.3	8.3%	$15.2
Professional service fees	3.5	0.8%	5.1	1.4%	(1.6)	6.8	0.8%	8.0	1.1%	(1.2)
Provision for expected credit losses	0.4	0.1%	(0.4)	(0.1)%	0.8	0.3	—%	—	—%	0.3
Other	15.6	3.3%	12.7	3.3%	2.9	29.4	3.4%	24.2	3.3%	5.2
Total general and administration expense	$54.5	11.7%	$47.2	12.5%	$7.3	$111.0	12.6%	$91.5	12.7%	$19.5
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars in the three and six months ended June 30, 2025 as compared to the prior year periods, primarily due to (i) acquisition activity, including increased labor costs, professional service fees and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, and benefit costs, (iii) higher year-to-date accruals related to incentive compensation, and (iv) higher costs associated with information technology; partially offset by lower legal expense associated with employee separation.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2025		2024			2025		2024
Depreciation expense	$42.4	9.1%	$31.9	8.5%	$10.5	$82.0	9.3%	$63.8	8.9%	$18.2
Landfill amortization expense	15.5	3.3%	11.2	3.0%	4.3	27.9	3.2%	20.8	2.9%	7.1
Amortization of intangibles	19.1	4.1%	12.2	3.2%	6.9	38.6	4.3%	24.8	3.4%	13.8
Total depreciation and amortization	$77.0	16.5%	$55.3	14.7%	$21.7	$148.5	16.8%	$109.4	15.2%	$39.1
Depreciation and amortization expense increased in the three and six months ended June 30, 2025 as compared to the prior year periods, primarily due to (i) acquisitions, including the impact of accelerated amortization schedules of certain intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to higher landfill volumes in our Western and Mid-Atlantic regions, and changes in cost and other assumptions.
Expense from Acquisition Activities
In the three and six months ended June 30, 2025, we recorded charges of $6.5 million and $12.0 million, respectively, and in the three and six months ended June 30, 2024, we recorded charges of $7.8 million and $12.8 million, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses. The three and six months ended June 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in our acquisition of the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc. as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.

Other Expenses
Interest Expense, net
Our interest expense, net increased $0.3 million and decreased $(1.2) million in the three and six months ended June 30, 2025, respectively, as compared to the prior year periods primarily due to lower average interest rates in the three and six months ended June 30, 2025; partially offset year-to-date, and more than offset quarterly, by higher average debt balances.
Benefit for Income Taxes
Our provision for income taxes decreased $2.1 million and $3.7 million in the three and six months ended June 30, 2025, respectively, from the prior year periods, resulting in a benefit for income taxes in the six months ended June 30, 2025. The benefit of $1.6 million for the six months ended June 30, 2025, included zero dollars of current income taxes and $1.6 million of deferred income tax benefit. For the six months ended June 30, 2024, the provision of $2.0 million included $1.8 million of current income tax expense and $0.2 million of deferred income tax expense. The 131.9% effective rate for the six months ended June 30, 2025, was computed based on the statutory rate of 21% adjusted primarily for state taxes, non-deductible officer compensation, and an increase in the effective state rate due to tax losses in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. This effective rate exceeded the 41.2% effective rate for the six months ended June 30, 2024, primarily due to a change in the federal benefit of state on valuation allowance of our net operating losses.
On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (the “OBBB Act”) was enacted. The OBBB Act addresses a wide range of changes including reinstating 100% bonus depreciation eligible for qualified assets. The OBBB Act also restores the EBITDA-based computation of interest expense limitations under IRC Section 163(j) among other income tax items; any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation. Due to the date enacted, we calculated the three months ended June 30, 2025 amounts consistent with prior law. We are still evaluating the impacts of the OBBB Act and will incorporate the tax reform legislation including any permanent extensions or changes from the Tax Cuts and Jobs Act (the “TCJ Act”) in the three months ending September 30, 2025.
On December 22, 2017, the TCJ Act was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Depending on bonus depreciation and other elections made on the 2024 tax return when filed, we project to carry no pre-2018 net operating losses into 2025. Federal net operating losses generated after 2017, totaling $83.2 million carried forward to 2025, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.
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
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2025	2024		2025	2024
Eastern	$120.9	$113.5	$7.4	$225.7	$213.7	$12.0
Western	170.1	137.3	32.8	322.4	261.0	61.4
Mid-Atlantic	82.6	43.1	39.5	160.4	85.2	75.2
Resource Solutions	91.7	83.3	8.4	173.9	158.3	15.6
Total revenues	$465.3	$377.2	$88.1	$882.4	$718.2	$164.2

Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2025	2024		2025	2024
Eastern	$19.9	$19.7	$0.2	$32.7	$30.9	$1.8
Western	31.7	29.9	1.8	57.0	50.4	6.6
Mid-Atlantic	(7.6)	(5.5)	(2.1)	(11.7)	(9.2)	(2.5)
Resource Solutions	8.6	7.6	1.0	13.6	12.0	1.6
Corporate Entities	(33.3)	(28.7)	(4.6)	(69.2)	(54.2)	(15.0)
Operating income	$19.3	$23.0	$(3.7)	$22.4	$29.9	$(7.5)
Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2025 vs. 2024		Period-to-Period Change for the Six Months Ended June 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$4.8	4.2%	$10.0	4.7%
Volume	(1.7)	(1.5)%	(4.4)	(2.1)%
Surcharges and other fees	0.1	0.2%	(0.3)	(0.1)%
Commodity price and volume	(0.2)	(0.2)%	(0.4)	(0.2)%
Acquisitions	4.4	3.8%	7.1	3.3%
Solid waste revenues	$7.4	6.5%	$12.0	5.6%

Solid waste revenues increased in the three and six months ended June 30, 2025 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $3.6 million quarterly, or 4.5% as a percentage of collection revenues, and $8.0 million year-to-date, or 5.1% as a percentage of collection revenues, and (iii) higher disposal pricing of $1.1 million quarterly, or 3.8% as a percentage of disposal revenues, and $2.0 million year-to-date, or 3.7% as a percentage of disposal revenues; partially offset by (a) lower disposal volume of $(1.3) million quarterly, or (4.5)% as a percentage of disposal revenues, and $(3.7) million year-to-date, or (7.0)% as a percentage of disposal revenues, primarily driven by transfer stations, as well as (b) lower collection volume of $(0.1) million quarterly, or (0.1)% as a percentage of collection revenues, and $(0.6) million year-to-date, or (0.4)% as a percentage of collection revenues.
Operating income increased in the three and six months ended June 30, 2025 by $0.2 million and $1.8 million, respectively, as compared to the prior year periods. The period-over-period increases were driven by (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, and (iii) lower leachate disposal costs; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (b) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (c) higher accruals related to insurance claims and legal penalties associated with leachate management at a landfill we own, (d) higher expense from acquisition activities, (e) increased depreciation expense due to acquisitions and investment in property and equipment, and (f) general cost inflation, including for disposal, labor, and maintenance costs.
See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties accrual. See further discussion about the expense from acquisition activities above in “Operating Expenses”.

Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2025 vs. 2024		Period-to-Period Change for the Six Months Ended June 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$8.3	6.0%	$16.2	6.2%
Volume	0.4	0.3%	0.9	0.4%
Surcharges and other fees	0.5	0.4%	(0.1)	—%
Commodity price and volume	(0.4)	(0.3)%	(0.2)	(0.1)%
Acquisitions	24.0	17.5%	44.6	17.1%
Solid waste revenues	$32.8	23.9%	$61.4	23.6%
Solid waste revenues increased in the three and six months ended June 30, 2025 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $5.7 million quarterly, or 5.6% as a percentage of collection revenues, and $11.7 million year-to-date, or 6.0% as a percentage of collection revenues, (iii) higher disposal pricing of $2.6 million quarterly, or 7.6% as a percentage of disposal revenues, and $4.5 million year-to-date, or 7.5% as a percentage of disposal revenues, and (iv) higher disposal volume of $1.2 million quarterly, or 3.3% as a percentage of disposal revenues, and $2.3 million year-to-date, or 3.8% as a percentage of disposal revenues, related to transfer stations and year-to-date landfill volumes; partially offset by lower collection volume of $(0.7) million quarterly, or (0.7)% as a percentage of collection revenues, and $(1.4) million year-to-date, or (0.7)% as a percentage of collection revenues.
Operating income increased in the three and six months ended June 30, 2025 by $1.8 million and $6.6 million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, and (iii) lower leachate disposal costs year-to-date; partially offset by (a) higher directs costs associated with increased disposal volumes, (b) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles (c) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, and higher landfill volumes, (d) higher accruals related to insurance claims, (e) higher expense from acquisition activities, (f) increased depreciation expense due to acquisitions and investment in property and equipment, and (g) general cost inflation, including for disposal, labor, and maintenance costs.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2025 vs. 2024		Period-to-Period Change for the Six Months Ended June 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$1.8	4.1%	$3.6	4.2%
Volume	(1.2)	(2.8)%	(3.4)	(3.8)%
Intercompany transfers to National Accounts	(1.3)	(3.1)%	(1.6)	(1.9)%
Surcharges and other fees	2.5	5.9%	5.0	5.8%
Acquisitions	37.7	87.5%	71.6	84.0%
Solid waste revenues	$39.5	91.6%	$75.2	88.3%
Solid waste revenues increased in the three and six months ended June 30, 2025 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $1.7 million quarterly, or 4.1% as a percentage of collection revenues, and $3.6 million year-to-date, or 4.3% as a percentage of collection revenues, (iii) higher surcharges and other fees due to higher revenues associated with legacy fuel cost recovery programs from acquired businesses, and (iv) higher disposal volume of $0.6 million quarterly, or 48.3% as a percentage of disposal revenues, and $0.7 million year-to-date, or 35.2% as a percentage of disposal revenues, related to landfill operations; partially offset by lower collection volume of $(1.7) million quarterly, or (4.1)% as a percentage of collection revenues, and $(4.0) million year-to-date, or (4.8)% as a percentage of collection revenues.

Operating loss increased in the three and six months ended June 30, 2025 by $(2.1) million and $(2.5) million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) increased depreciation expense due to acquisitions and investment in property and equipment, (iii) higher accruals related to insurance claims, (iv) higher landfill amortization expense due to higher landfill volumes, and (v) general cost inflation, including for disposal, labor, and maintenance costs; partially offset by (a) revenue growth, described above, (b) higher contributions related to intercompany subcontracting with our National Accounts business, and (c) lower expense from acquisition activities.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period changes in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2025 vs. 2024		Period-to-Period Change for the Six Months Ended June 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$2.5	3.0%	$5.2	3.3%
Volume	3.8	4.6%	7.7	4.8%
Intercompany transfers from solid waste	1.3	1.6%	1.6	1.0%
Surcharges and other fees	(0.3)	(0.3)%	(0.5)	(0.2)%
Acquisitions	1.1	1.3%	1.6	1.0%
Resource Solutions revenues	$8.4	10.2%	$15.6	9.9%

Resource Solutions revenues increased in the three and six months ended June 30, 2025 as compared to the prior year periods, primarily driven by (i) higher tipping fees primarily related to contract structures that help to offset recycled commodity price movements of $4.5 million quarterly, or 16.3% as a percentage of related revenues, and $5.4 million year-to-date, or 10.3% as a percentage of related revenues, (ii) National Accounts business pricing growth of $3.0 million quarterly, or 6.0% as a percentage of National Accounts revenues, and $4.8 million year-to-date, or 5.1% as a percentage of National Accounts revenues, (iii) higher National Accounts business volumes related to new business growth of $1.0 million quarterly, or 1.9% as a percentage of National Accounts revenues, and $4.0 million year-to-date, or 4.2% as a percentage of National Accounts revenues, (iv) higher recycling volumes of $2.7 million quarterly, or 9.8% as a percentage of related revenues, and $3.1 million year-to-date, or 5.9% as a percentage of related revenues, (v) the contribution from acquisitions, (vi) higher other processing volumes of $0.2 million quarterly, or 2.8% as a percentage of related revenues, and $0.5 million year-to-date, or 5.1% as a percentage of related revenues, and (vii) higher other processing price of $0.2 million quarterly, or 3.6% as a percentage of related revenues, and $0.4 million year-to-date, or 3.8% as a percentage of related revenues; partially offset by (a) lower surcharges and other fees revenues in our National Accounts business due to lower energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to lower diesel fuel prices, as well as (b) lower recycled commodity price of $(5.2) million quarterly, or (19.0)% as a percentage of related revenues, and $(5.5) million year-to-date, or (10.4)% as a percentage of related revenues.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the energy component of our E&E Fees.
Operating income increased in the three and six months ended June 30, 2025 by $1.0 million and $1.6 million, respectively, as compared to the prior year periods. The period-over-period increases were due to revenue growth, described above; partially offset by (i) higher costs associated with operating and supporting acquired businesses, including the impact of accelerated amortization schedules of certain intangibles, (ii) higher expense from acquisition activities year-to-date, (iii) increased depreciation expense due to acquisitions and investment in property and equipment, (iv) general cost inflation, including for disposal, labor, and maintenance costs, and (v) higher intercompany expenses related to the subcontracting of our National Accounts business.
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

Operating loss increased in the three and six months ended June 30, 2025 by $(4.6) million and $(15.0) million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) higher costs associated with supporting acquired businesses, (ii) general cost inflation for salaries, wages, benefits, professional services and other overhead costs including those associated with information technology, marketing, sales and community relations efforts, (iii) higher accruals related to incentive compensation year-to-date, (iv) higher depreciation expense associated with back office financial system infrastructure and (v) higher expense from acquisition activities; partially offset by lower legal expense associated with employee separation.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of June 30, 2025, we had $673.7 million of available and undrawn capacity under our $700.0 million revolving credit facility (“Revolving Credit Facility”) and $217.8 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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
A summary of consolidated balance sheets items relevant to our liquidity (in millions) follows:

	June 30, 2025	December 31, 2024	$ Change
Cash, cash equivalents and restricted cash	$217.8	$383.3	$(165.5)
Current assets, excluding cash, cash equivalents and restricted cash	$246.8	$230.0	$16.8
Restricted assets	$2.9	$2.5	$0.4
Total current liabilities:
Current liabilities, excluding current maturities of debt	$250.9	$264.7	$(13.8)
Current maturities of debt	22.5	42.6	(20.1)
Total current liabilities	$273.4	$307.3	$(33.9)
Debt, less current portion, excluding unamortized debt issuance costs	$1,135.0	$1,105.5	$29.5
Current assets, excluding cash, cash equivalents and restricted cash, increased $16.8 million and current liabilities, excluding current maturities of debt, decreased $(13.8) million in the six months ended June 30, 2025, resulting in a $30.6 million increase in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash minus current liabilities, excluding current maturities of debt), from $(34.7) million as of December 31, 2024 to $(4.1) million as of June 30, 2025.
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2025	2024
Net cash provided by operating activities	$139.6	$79.8	$59.8
Net cash used in investing activities	$(296.4)	$(73.0)	$(223.4)
Net cash used in financing activities	$(8.8)	$(18.3)	$9.5

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2025	2024
Net income	$0.4	$2.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.5	109.4
Interest accretion on landfill and environmental remediation liabilities	7.4	5.9
Amortization of debt issuance costs	1.5	1.5
Stock-based compensation	7.8	4.8
Operating lease right-of-use assets expense	10.4	8.5
Other items and charges, net	1.1	3.2
Deferred income taxes	(0.1)	0.2
	177.0	136.4
Changes in assets and liabilities, net	(37.4)	(56.6)
Net cash provided by operating activities	$139.6	$79.8

A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $59.8 million in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This was the result of business growth, including from acquisition activity, and a decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, see “Results of Operations” above.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,
	2025	2024
Acquisitions, net of cash acquired	$(175.0)	$1.3
Additions to property and equipment	(121.9)	(74.9)
Additions to intangible assets	—	(0.2)
Proceeds from sale of property and equipment	0.5	0.8
Net cash used in investing activities	$(296.4)	$(73.0)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2025, we acquired six businesses for total consideration of $(176.7) million, $(174.9) million of which was cash consideration, and made $(0.1) million in payments on businesses previously acquired, as compared to the six months ended June 30, 2024 during which we received a $2.9 million working capital settlement on a business previously acquired, partially offset by $(0.7) million in cash consideration on a business acquired and $(0.9) million in payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $(47.0) million higher in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to acquisition activity and increased investment in our fleet; partially offset by lower landfill development spend, including the development of rail side infrastructure at our Subtitle D landfill located in Mount Jewitt, Pennsylvania.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,
	2025	2024
Proceeds from long-term borrowings	$25.0	$1.8
Principal payments on debt	(33.0)	(20.1)
Payments of debt issuance costs	(0.8)	—
Net cash used in financing activities	$(8.8)	$(18.3)
Debt activity. Net cash used in financing activities associated with debt activity decreased $10.3 million in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the timing of debt payments, including scheduled quarterly repayments made on the since refinanced term loan facilities in the prior year period.
Payment of debt issuance costs. We paid $(0.8) million of debt issuance costs in the six months ended June 30, 2025 primarily related to the drawdown of $25.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2025, we are party to the second amended and rested credit agreement (the “Credit Agreement”), which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.20% to 0.40% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.25% per annum. Interest under the Credit Agreement is subject to increase by 2.00% per annum during the continuance of a payment default and may be subject to increase by 2.00% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2025, further advances were available under the Revolving Credit Facility in the amount of $673.7 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.3 million, and as of June 30, 2025, no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2025, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended June 30, 2025	Covenant Requirements at June 30, 2025
Maximum consolidated net leverage ratio (1)	2.39	4.00
Minimum interest coverage ratio	7.34	3.00

(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,057.5 million as of June 30, 2025, or $1,157.5 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2025. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2025
Net cash provided by operating activities	$341.2
Changes in assets and liabilities, net of effects of acquisitions and divestitures	11.5
Stock based compensation	(15.2)
Operating lease right-of-use assets expense	(9.0)
Landfill capping recovery - veneer failure	0.9
Disposition of assets, other items and charges, net	(10.9)
Interest expense, less amortization of debt issuance costs	58.9
Benefit for income taxes, net of deferred income taxes	(2.8)
Adjustments as allowed by the Credit Agreement (1)	67.4
Consolidated EBITDA	$442.0
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on Consolidated EBITDA.
In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2025, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of June 30, 2025, we had outstanding $277.0 million aggregate principal amount of tax exempt bonds; $79.1 million aggregate principal amount of finance leases; and $1.5 million aggregate principal amount of notes payable.
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
Seasonality and Severe Weather
Our revenues historically have been higher in the late spring, summer and early fall months. This seasonality reflects lower volumes of waste in the late fall, winter and early spring months primarily because the volume of waste relating to C&D activities decreases substantially during the winter months in the northeastern United States.
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
Critical Accounting Estimates and Assumptions
Our financial statements have been prepared in accordance with GAAP and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our critical accounting estimates are more fully discussed in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K for the fiscal year 2024.
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
Based on our consumption levels in the last twelve months ended June 30, 2025, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $6.2 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of June 30, 2025 and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.5 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and six months ended June 30, 2025, our fuel costs were $15.3 million, or 3.3% of revenues, and $31.1 million, or 3.5% of revenues, respectively, as compared to $13.1 million, or 3.5% of revenues, and $26.9 million, or 3.7% of revenues, in the three and six months ended June 30, 2024, respectively.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2025, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of June 30, 2025 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The impact of interest rate risk as of June 30, 2025 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1 +	Amendment No 1, dated as of July 21, 2025, to the Progress Payment Agreement, dated February 25, 2025, between Casella Waste Systems, Inc. and Banc of America Leasing & Capital, LLC

10.2 +
Amended and Restated Addendum, dated as of June 24, 2025, to Master Lease Agreement No. 36629-90000 dated as of July 20, 2020 by and among Banc of America Leasing & Capital, LLC, Casella Waste Systems, Inc. and certain of its subsidiaries

10.3 +
First Amendment to second Amended and Restated Credit Agreement, dated as of July 30, 2025, by and among Casella Waste Systems, Inc., BofA Securities, Inc. and TD Securities (USA) LLC as sustainability coordinators and Bank of America, N.A., as administrative agent

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: July 31, 2025	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: July 31, 2025	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)