Form 10-Q
period 2025-09-30
CASELLA WASTE SYSTEMS INC
filed 2025-10-31
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2025:

Class A common stock, $0.01 par value per share:	62,505,316
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$192,653	$383,303
Accounts receivable, net of allowance for credit losses of $6,734 and $8,515, respectively	192,510	165,917
Refundable income taxes	6,269	9,286
Prepaid expenses	26,903	23,047
Inventory	24,142	21,539
Other current assets	5,528	10,213
Total current assets	448,005	613,305
Property and equipment, net of accumulated depreciation and amortization of $1,446,292 and $1,302,324, respectively	1,268,942	1,164,815
Operating lease right-of-use assets	107,633	98,050
Goodwill	1,115,862	1,002,266
Intangible assets, net	308,945	313,468
Restricted assets	3,029	2,499
Cost method investments	10,967	10,967
Other non-current assets	21,909	24,698
Total assets	$3,285,292	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$24,283	$42,619
Current operating lease liabilities	11,692	10,291
Accounts payable	112,956	111,087
Accrued payroll and related expenses	29,879	32,620
Accrued interest	3,598	2,120
Contract liabilities	48,490	50,690
Current accrued final capping, closure and post-closure costs	11,236	3,224
Other accrued liabilities	54,371	54,666
Total current liabilities	296,505	307,317
Debt, less current portion	1,122,523	1,090,632
Operating lease liabilities, less current portion	74,755	64,449
Accrued final capping, closure and post-closure costs, less current portion	172,301	169,006
Deferred income taxes	17,387	19,089
Other long-term liabilities	34,457	28,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,505,000 and 62,370,000 shares issued and outstanding, respectively	625	624
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,692,958	1,679,878
Accumulated deficit	(122,603)	(132,985)
Accumulated other comprehensive (loss) income, net of tax	(3,626)	3,312
Total stockholders' equity	1,567,364	1,550,839
Total liabilities and stockholders' equity	$3,285,292	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$485,351	$411,627	$1,367,786	$1,129,797
Operating expenses:
Cost of operations	315,262	267,117	903,783	741,695
General and administration	57,273	47,030	168,282	138,547
Depreciation and amortization	78,829	59,174	227,326	168,549
Expense from acquisition activities	4,618	5,450	16,610	18,297
Southbridge Landfill closure charge	—	8,477	—	8,477
	455,982	387,248	1,316,001	1,075,565
Operating income	29,369	24,379	51,785	54,232
Other expense (income):
Interest expense	15,945	15,748	46,590	46,951
Interest income	(2,030)	(1,380)	(8,077)	(6,817)
Other income	(436)	(412)	(1,370)	(1,239)
Other expense, net	13,479	13,956	37,143	38,895
Income before income taxes	15,890	10,423	14,642	15,337
Provision for income taxes	5,906	4,652	4,260	6,677
Net income	$9,984	$5,771	$10,382	$8,660
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,492	58,808	63,450	58,318
Basic earnings per common share	$0.16	$0.10	$0.16	$0.15
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,591	58,921	63,550	58,415
Diluted earnings per common share	$0.16	$0.10	$0.16	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$9,984	$5,771	$10,382	$8,660
Other comprehensive loss, before tax:
Hedging activity:
Interest rate swap settlements	1,015	2,339	3,030	6,957
Interest rate swap amounts reclassified into interest expense	(1,005)	(2,289)	(3,001)	(6,900)
Unrealized loss resulting from changes in fair value of derivative instruments	(961)	(14,723)	(9,846)	(5,216)
Other comprehensive loss, before tax	(951)	(14,673)	(9,817)	(5,159)
Income tax benefit related to items of other comprehensive loss	(280)	(4,168)	(2,879)	(1,555)
Other comprehensive loss, net of tax	(671)	(10,505)	(6,938)	(3,604)
Comprehensive income (loss)	$9,313	$(4,734)	$3,444	$5,056
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312
Issuances of Class A common stock	—	105	1	—	—	(1)	—	—
Stock-based compensation	4,911	—	—	—	—	4,911	—	—
Comprehensive loss:
Net loss	(4,810)	—	—	—	—	—	(4,810)	—
Other comprehensive loss, net of tax:
Hedging activity	(4,051)	—	—	—	—	—	—	(4,051)
Balance, March 31, 2025	1,546,889	62,475	625	988	10	1,684,788	(137,795)	(739)
Issuances of Class A common stock	1,434	27	—	—	—	1,434	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive income:
Net income	5,208	—	—	—	—	—	5,208	—
Other comprehensive loss, net of tax:
Hedging activity	(2,216)	—	—	—	—	—	—	(2,216)
Balance, June 30, 2025	1,554,181	62,502	625	988	10	1,689,088	(132,587)	(2,955)
Issuances of Class A common stock	—	3	—	—	—	—	—	—
Stock-based compensation	3,870	—	—	—	—	3,870	—	—
Comprehensive income:
Net income	9,984	—	—	—	—	—	9,984	—
Other comprehensive loss, net of tax:
Hedging activity	(671)	—	—	—	—	—	—	(671)
Balance, September 30, 2025	$1,567,364	62,505	$625	988	$10	$1,692,958	$(122,603)	$(3,626)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2023	$1,021,791	57,007	$570	988	$10	$1,168,812	$(146,521)	$(1,080)
Issuances of Class A common stock	—	113	1	—	—	(1)	—	—
Stock-based compensation	2,135	—	—	—	—	2,135	—	—
Comprehensive income:
Net loss	(4,117)	—	—	—	—	—	(4,117)	—
Other comprehensive income, net of tax:
Hedging activity	6,115	—	—	—	—	—	—	6,115
Balance, March 31, 2024	1,025,924	57,120	571	988	10	1,170,946	(150,638)	5,035
Issuances of Class A common stock	1,124	25	—	—	—	1,124	—	—
Stock-based compensation	2,674	—	—	—	—	2,674	—	—
Comprehensive income:
Net income	7,006	—	—	—	—	—	7,006	—
Other comprehensive income, net of tax:
Hedging activity	786	—	—	—	—	—	—	786
Balance, June 30, 2024	1,037,514	57,145	571	988	10	1,174,744	(143,632)	5,821
Issuance of Class A common stock - stock issuance costs	496,126	5,175	52	—	—	496,074	—	—
Issuances of Class A common stock	—	5	—	—	—	—	—	—
Stock-based compensation	2,624	—	—	—	—	2,624	—	—
Comprehensive loss:
Net income	5,771	—	—	—	—	—	5,771	—
Other comprehensive loss, net of tax:
Hedging activity	(10,505)	—	—	—	—	—	—	(10,505)
Balance, September 30, 2024	$1,531,530	62,325	$623	988	$10	$1,673,442	$(137,861)	$(4,684)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$10,382	$8,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,326	168,549
Interest accretion on landfill and environmental remediation liabilities	11,105	8,758
Amortization of debt issuance costs	2,277	2,224
Stock-based compensation	11,647	7,433
Operating lease right-of-use assets expense	16,385	13,119
Other items and charges, net	(150)	12,459
Deferred income taxes	1,076	3,424
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(18,326)	(8,865)
Landfill operating lease contract expenditures	(4,755)	(3,486)
Accounts payable	1,875	(20,532)
Prepaid expenses, inventories and other assets	(1,893)	(6,086)
Accrued expenses, contract liabilities and other liabilities	(23,736)	(14,063)
Net cash provided by operating activities	233,213	171,594
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(217,501)	(259,196)
Additions to intangible assets	—	(265)
Additions to property and equipment	(187,803)	(126,361)
Proceeds from sale of property and equipment	581	1,047
Proceeds from property insurance settlement	—	146
Net cash used in investing activities	(404,723)	(384,629)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	91,500	801,750
Principal payments on debt	(108,408)	(780,771)
Payments of debt issuance costs	(2,232)	(6,448)
Proceeds from the public offering of Class A common stock	—	496,569
Net cash (used in) provided by financing activities	(19,140)	511,100
Net (decrease) increase in cash, cash equivalents and restricted cash	(190,650)	298,065
Cash, cash equivalents and restricted cash, beginning of period	383,303	220,912
Cash, cash equivalents and restricted cash, end of period	$192,653	$518,977
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$42,835	$45,685
Cash income tax payments	$318	$5,135
Supplemental Disclosure of Non-Cash Activities:
Right-of-use assets obtained in exchange for finance lease obligations	$30,268	$23,679
Right-of-use assets obtained in exchange for operating lease obligations	$22,668	$10,776
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2025 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2024 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2025 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since September 30, 2025 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of applicable Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) based on current account balances and activity:

Standard	Description	Effect on the Financial Statements or Other Significant Matters
Accounting standards issued pending adoption as of September 30, 2025
ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740)	Requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid.	This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ASU No. 2024-03: Improvements to Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40)	Requires entities to provide additional disclosure related to more detailed information about specific types of expenses contained in commonly presented expense captions on the statements of operations.	This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance will be applied on a prospective basis with the option to apply the standard retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU No. 2025-05: Financial Instruments - Credit Losses (Topic 326)	Provides that in developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and contract asset balances that an entity may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.	This guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. This guidance will be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
ASU No. 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)	Removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable that the project will be completed and that the software will be used to perform the function intended.	This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. This guidance will be applied on either a prospective, retrospective or modified transition basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by operating segment for each of the three and nine months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$92,542	$133,207	$88,299	$—	$314,048
Landfill	8,230	16,891	1,659	—	26,780
Transfer station	20,508	19,045	1,113	—	40,666
Transportation	1,611	4,388	—	—	5,999
Landfill gas-to-energy	332	1,206	—	—	1,538
Processing	2,752	387	—	33,199	36,338
National Accounts	—	—	—	59,982	59,982
Total revenues	$125,975	$175,124	$91,071	$93,181	$485,351

Transferred at a point-in-time	$91	$652	$—	$12,047	$12,790
Transferred over time	125,884	174,472	91,071	81,134	472,561
Total revenues	$125,975	$175,124	$91,071	$93,181	$485,351

Three Months Ended September 30, 2024(1)

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$84,702	$104,329	$63,548	$—	$252,579
Landfill	7,745	17,305	714	—	25,764
Transfer station	20,461	15,291	457	—	36,209
Transportation	1,492	3,988	—	—	5,480
Landfill gas-to-energy	301	1,350	—	—	1,651
Processing	2,842	640	—	34,954	38,436
National Accounts	—	—	—	51,508	51,508
Total revenues	$117,543	$142,903	$64,719	$86,462	$411,627

Transferred at a point-in-time	$122	$645	$—	$16,588	$17,355
Transferred over time	117,421	142,258	64,719	69,874	394,272
Total revenues	$117,543	$142,903	$64,719	$86,462	$411,627
Nine Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$262,935	$379,543	$245,937	$—	$888,415
Landfill	22,961	47,238	3,554	—	73,753
Transfer station	53,666	51,952	1,993	—	107,611
Transportation	4,700	12,658	—	—	17,358
Landfill gas-to-energy	876	4,983	—	—	5,859
Processing	6,501	1,201	—	101,634	109,336
National Accounts	—	—	—	165,454	165,454
Total revenues	$351,639	$497,575	$251,484	$267,088	$1,367,786

Transferred at a point-in-time	$280	$2,049	$—	$38,826	$41,155
Transferred over time	351,359	495,526	251,484	228,262	1,326,631
Total revenues	$351,639	$497,575	$251,484	$267,088	$1,367,786

Nine Months Ended September 30, 2024(1)

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$241,020	$300,147	$146,729	$—	$687,896
Landfill	21,940	46,263	1,893	—	70,096
Transfer station	56,214	40,523	1,292	—	98,029
Transportation	4,452	10,132	7	—	14,591
Landfill gas-to-energy	1,298	4,846	—	—	6,144
Processing	6,342	1,948	—	97,992	106,282
National Accounts	—	—	—	146,759	146,759
Total revenues	$331,266	$403,859	$149,921	$244,751	$1,129,797

Transferred at a point-in-time	$361	$1,940	$—	$44,304	$46,605
Transferred over time	330,905	401,919	149,921	200,447	1,083,192
Total revenues	$331,266	$403,859	$149,921	$244,751	$1,129,797
(1)Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. See Note 13, Segment Reporting for further disclosure.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $9,331 and $29,485 in the three and nine months ended September 30, 2025, respectively, and $9,084 and $24,615 in the three and nine months ended September 30, 2024, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and nine months ended September 30, 2025 or September 30, 2024 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $196,318 and $162,916 as of September 30, 2025 and December 31, 2024, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $48,490 and $50,690 as of September 30, 2025 and December 31, 2024, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2024 and December 31, 2023 was recognized as revenue during the nine months ended September 30, 2025 and September 30, 2024, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the nine months ended September 30, 2025, we acquired eight businesses: five tuck-in collection operations in our Mid-Atlantic region, a tuck-in collection operation in our Western region, a recycling business in our Resource Solutions operating segment, and a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments. In the nine months ended September 30, 2024, we acquired five businesses, three of which are in our Mid-Atlantic region, including the purchase of all the equity interests of Whitetail Disposal, Inc. and the assets of LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey; and two of which are tuck-in operations in our Eastern region.
The operating results of the businesses acquired prior to September 30, 2025 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill. Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition.

Goodwill acquired is primarily associated with the value of acquired businesses, based on current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill associated with acquisitions completed in the nine months ended September 30, 2025 are expected to be deductible for tax purposes.
A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Nine Months Ended September 30,
	2025	2024
Purchase Price:
Cash used in acquisitions, net of cash acquired of $— and $6,547, respectively	$217,178	$261,235
Settlements due from sellers	(1,037)	(2,633)
Holdbacks, contingent consideration and other	6,302	1,575
	$222,443	$260,177
Allocated as follows:
Current assets (1)	$8,607	$7,309
Property and equipment:
Land	4,850	1,310
Buildings and improvements	7,587	1,004
Machinery, equipment and other	39,626	56,396
Operating lease right-of-use assets	10,655	5,222
Intangible assets:
Trade names	514	1,970
Covenants not-to-compete	3,937	10,754
Customer relationships	48,588	57,713
Deferred tax liability	(229)	(23,509)
Current liabilities	(4,068)	(23,268)
Operating lease liabilities, less current portion	(9,583)	(5,092)
Fair value of assets acquired and liabilities assumed	$110,484	$89,809

Excess purchase price allocated to goodwill	$111,959	$170,368
(1)Includes contract receivables as of the date of the acquisitions in the nine months ended September 30, 2025 and 2024, of $8,070 and $4,989, respectively. Substantially all of the contractual amounts are expected to be collected.

Purchase price allocations are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for acquisitions that closed over the prior twelve-month period ended September 30, 2025 are subject to change.
Unaudited pro forma combined information that shows our operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$486,630	$469,508	$1,396,265	$1,345,322
Operating income	$29,576	$22,989	$53,411	$48,445
Net income	$10,099	$4,729	$11,115	$3,704

Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,492	58,808	63,450	58,318
Basic earnings per common share	$0.16	$0.08	$0.18	$0.06
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,591	58,921	63,550	58,415
Diluted earnings per common share	$0.16	$0.08	$0.17	$0.06
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
5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by operating segment is as follows:

	December 31, 2024 (1)	Acquisitions	Business Combination Adjustments	September 30, 2025
Eastern	$89,544	$20,989	$—	$110,533
Western	357,143	6,983	2,455	366,581
Mid-Atlantic	510,917	74,297	(818)	584,396
Resource Solutions	44,662	9,690	—	54,352
	$1,002,266	$111,959	$1,637	$1,115,862
(1)December 31, 2024 amounts, which include allocated goodwill between operating segments using a relative fair value approach, have been reclassified between regional operating segments to conform to the current period presentation. See Note 13, Segment Reporting for further disclosure.
Summaries of intangible assets by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, September 30, 2025
Intangible assets	$75,505	$426,189	$26,309	$528,003
Less accumulated amortization	(40,905)	(161,387)	(16,766)	(219,058)
	$34,600	$264,802	$9,543	$308,945

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2024
Intangible assets	$71,568	$377,600	$25,795	$474,963
Less accumulated amortization	(34,398)	(115,305)	(11,792)	(161,495)
	$37,170	$262,295	$14,003	$313,468
Intangible amortization expense was $18,980 and $57,562 during the three and nine months ended September 30, 2025, respectively, and $14,043 and $38,845 during the three and nine months ended September 30, 2024, respectively.
A summary of intangible amortization expense estimated for each of the next five fiscal years following fiscal year 2024 and thereafter is estimated as follows:

Estimated Future Intangible Amortization Expense as of September 30, 2025
For the remainder of the fiscal year ending December 31, 2025	$18,811
Fiscal year ending December 31, 2026	$69,537
Fiscal year ending December 31, 2027	$60,766
Fiscal year ending December 31, 2028	$51,711
Fiscal year ending December 31, 2029	$39,968
Thereafter	$68,152

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
A summary of the changes to accrued final capping, closure and post-closure liabilities follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$172,230	$133,904
Obligations incurred	6,325	5,230
Revision in estimates (1)	—	8,477
Accretion expense	10,942	8,569
Obligations settled (2)	(5,960)	(6,545)
Ending balance	$183,537	$149,635
(1)Relates to the revision in estimates of the post-closure liability for the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”). See Note 11, Other Items and Charges for further disclosure.
(2)May include amounts that are being processed through accounts payable as a part of our disbursements cycle.

7.    DEBT
A summary of debt is as follows:

	September 30, 2025	December 31, 2024
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.713% as of September 30, 2025	$800,000	$800,000
Revolving credit facility (“Revolving Credit Facility”) due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.550%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 4.250% as of September 30, 2025 through September 2030	37,500	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) - fixed rate interest period bore interest at 5.25% through paydown in January 2025	—	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bore interest at 5.125% through July 2025	—	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bore interest at 4.375% through July 2025	—	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2015R-3”) due August 2035 - fixed rate interest period bearing interest at 5.000% through August 2035	29,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.000% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	—
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.950% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.729%	86,925	69,662
Notes payable with no stated interest rate maturing through September 2028	1,097	1,500
Principal amount of debt	1,161,522	1,148,162
Less—unamortized debt issuance costs	14,716	14,911
Debt less unamortized debt issuance costs	1,146,806	1,133,251
Less—current maturities of debt	24,283	42,619
	$1,122,523	$1,090,632

Credit Facility
In September 2024, we entered into a second amended and restated credit agreement (the “Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (the “Existing Credit Agreement”). The Credit Agreement provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, the "Credit Facility"). A portion of the proceeds of the Credit Facility refinanced in full our term loans under the Existing Credit Agreement.
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2025, further advances were available under the Revolving Credit Facility in the amount of $673,418. The available amount is net of outstanding irrevocable letters of credit totaling $26,582, and as of September 30, 2025 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2025, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of September 30, 2025, we had outstanding $273,500 aggregate principal amount of tax-exempt bonds issued by the states of New York, Vermont, Maine and New Hampshire (collectively, the “Industrial Revenue Bonds”), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In the nine months ended September 30, 2025, we completed the following transactions: (i) the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2, which bears a fixed interest rate of 4.375% through May 2032, (ii) the remarketing of $29,000 aggregate principal amount of FAME Bonds 2015R-1 and FAME Bonds 2015R-2 into a single series FAME Bonds 2015R-3, which bears a fixed interest rate of 5.000% through August 2035, and (iii) the remarketing of $37,500 aggregate principal amount of New York Bonds 2020, which bears an interest rate of 4.250% through September 2030.
In fiscal year 2024, we completed the issuance of $45,000 aggregate principal amount of FAME Bonds 2024, which bears a fixed interest rate of 4.625% through May 2035, and $25,000 of the proceeds of such issuance were used for the repayment in full of FAME Bonds 2005R-3, which matured and were repaid in January 2025.
Cash, Cash Equivalents and Restricted Cash
Restricted cash is included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statements of cash flows. Beginning of period and end of period cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows is reconciled as follows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$192,653	$358,303
Restricted cash	—	25,000
Cash, cash equivalents and restricted cash	$192,653	$383,303
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

As of both September 30, 2025 and December 31, 2024, we had $515,000 notional amount of active interest rate derivative agreements outstanding. These agreements mature between February 2026 and June 2028 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.562%.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swaps	Other current assets	$2,432	$3,606
Interest rate swaps	Other non-current assets	1,220	4,036
		$3,652	$7,642

Interest rate swaps	Other accrued liabilities	$2,211	$570
Interest rate swaps	Other long-term liabilities	6,468	2,282
		$8,679	$2,852

Interest rate swaps	Accumulated other comprehensive (loss) income, net of tax	$(5,027)	$4,790
Interest rate swaps - tax effect	Accumulated other comprehensive (loss) income, net of tax	1,401	(1,478)
		$(3,626)	$3,312
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual of $1,862 relating to our outstanding legal proceedings as of September 30, 2025 and it is at least reasonably possible that a change in estimate will occur in the near-term. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC Subtopic 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Letter of Deficiency
On June 14, 2024, our subsidiary, North Country Environmental Services, Inc. (“NCES”), received a Letter of Deficiency (the “Letter”) from the New Hampshire Department of Environmental Services (“NHDES”) concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. Final terms of an Administrative Consent Order and a Supplemental Environmental Project are pending with the New Hampshire Department of Justice, in connection with which we have recorded an accrual in excess of $1,000 of potential penalties as of September 30, 2025.

Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”), for the development of new landfill capacity in New Hampshire. On April 8, 2025, GSL filed a Petition for Declaratory Judgment in the Merrimack Superior Court (“Court”) requesting that the Court find that NHDES’s denial of GSL’s application was unlawful (“Petition”). On May 9, 2025, NHDES filed an Answer to the Petition. On June 23, 2025, North Country Alliance for Balanced Change (“NCABC”) filed a Motion to Intervene, in response to which GSL filed an Objection on June 30, 2025. On July 1, 2025, a scheduling conference was held and the Court issued a Scheduling Order of the same date providing that the issues raised in the Petition appear to be a legal dispute that can be addressed by cross-motions for summary judgment, and requiring the parties to confer and submit briefing schedule proposals to the Court on or before July 18, 2025. A Joint Proposed Briefing Schedule was filed by the parties on July 17, 2025. NCABC filed a reply to GSL’s Objection to NCABC’s Motion to Intervene on July 25, 2025. On August 5, 2025, the Court issued an order granting NCABC’s Motion to Intervene. GSL timely moved for reconsideration of that order, which was denied on September 2, 2025. GSL then filed a Motion for an Interlocutory Appeal on September 12, 2025, to challenge NCABC’s standing to intervene. NCABC objected to the Motion for an Interlocutory Appeal on September 22, 2025. On September 15, 2025, GSL and NHDES filed cross-motions for summary judgment. NCABC joined in NHDES’s motion. GSL’s and NHDES’s objections to the cross-motions for summary judgment were submitted October 15, 2025.
On May 5, 2025, GSL and NCABC each filed a Notice of Appeal of NHDES’s denial of GSL’s application with the New Hampshire Waste Management Council (“GSL Appeal” and “NCABC Appeal”, respectively). On May 9, 2025, GSL filed a partially assented to Motion to Intervene in the NCABC Appeal, followed by a Motion to Dismiss the NCABC Appeal on June 27, 2025. NHDES filed a Motion to Dismiss the NCABC Appeal on July 17, 2025. NCABC filed an Objection to GSL’s Motion to Dismiss on July 24, 2025 and to NHDES’s Motion to Dismiss on July 28, 2025. On August 8, 2025, NCABC filed a Motion to Intervene in the GSL Appeal which will depend on the success or failure of GSL’s Motion to Dismiss the NCABC Appeal. No hearing officer has been assigned to either of the appeals. As of September 30, 2025, we had $13,137 of capitalized project development costs related to the GSL landfill project included in other non-current assets.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate when the amount and timing of cash payments for the liability are fixed or reliably determinable. The weighted-average risk-free interest rate associated with our environmental remediation liabilities as of September 30, 2025 was approximately 1.6%.
A summary of the changes to the aggregate environmental remediation liabilities for the nine months ended September 30, 2025 and 2024 follows:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$5,532	$5,889
Accretion expense	68	71
Obligations settled (1)	(550)	(440)
Ending balance	5,050	5,520
Less: current portion	1,328	1,607
Long-term portion	$3,722	$3,913
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Public Offering of Class A Common Stock
In September 2024, we completed a public offering of 5,175 shares of our Class A common stock at a public offering price of $100.00 per share. After deducting stock issuance costs received as of September 30, 2024, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496,569. The net proceeds from this offering were used to repay borrowings under our Revolving Credit Facility and were further available to fund acquisition activity and for general corporate purposes.
Stock Based Compensation
Shares Available For Issuance
In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (“Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2025, there were 2,018 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	101	$80.85
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, September 30, 2025	101	$80.85	7.0	$1,415
Exercisable, September 30, 2025	57	$80.28	6.8	$831
Stock-based compensation expense related to stock options was $136 and $404 during the three and nine months ended September 30, 2025, respectively, as compared to $141 and $443 during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we had $1,124 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.2 years.
During the three and nine months ended September 30, 2025, the aggregate intrinsic value of stock options exercised was zero dollars.
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
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	197	$91.14
Granted	114	$112.51
Class A Common Stock Vested	(50)	$88.20
Forfeited	(3)	$96.93
Outstanding, September 30, 2025	258	$101.03	1.8	$24,542
Unvested, September 30, 2025	466	$102.23	1.6	$44,246
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 208 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $3,539 and $10,676 during the three and nine months ended September 30, 2025, respectively, as compared to $2,338 and $6,563 during the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2025, the total fair value of other stock awards vested was $5,396.

As of September 30, 2025, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $7,956, which is to be recognized over a weighted average period of 2.0 years. As of September 30, 2025, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $10,223, which is to be recognized over a weighted average period of 1.7 years.
The weighted average fair value of market-based performance stock units granted during the nine months ended September 30, 2025 was $118.64 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.95% and an expected volatility of 25.1% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $196 and $568 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2025, respectively, as compared to $145 and $428 during the three and nine months ended September 30, 2024, respectively.
Accumulated Other Comprehensive (Loss) Income, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2024	$3,312
Other comprehensive loss before reclassifications	(6,816)
Interest rate swap amounts reclassified into interest expense	(3,001)
Income tax benefit related to items of other comprehensive loss	2,879
Other comprehensive loss, net of tax	(6,938)
Balance, September 30, 2025	$(3,626)

A summary of reclassifications out of accumulated other comprehensive (loss) income, net of tax into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accumulated Other Comprehensive (Loss) Income, Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income, Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(1,005)	$(2,289)	$(3,001)	$(6,900)	Interest expense
	1,005	2,289	3,001	6,900	Income before income taxes
	271	762	857	2,034	Provision for income taxes
	$734	$1,527	$2,144	$4,866	Net income

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
A summary of the numerator and denominators used in the computation of earnings per share attributable to common stockholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$9,984	$5,771	$10,382	$8,660
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,505	62,325	62,505	62,325
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding (1)	(1)	(4,505)	(43)	(4,995)
Basic weighted average common shares outstanding	63,492	58,808	63,450	58,318
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	99	113	100	97
Diluted weighted average common shares outstanding	63,591	58,921	63,550	58,415
Anti-dilutive potentially issuable shares	—	7	—	24
(1)Adjustments for the periods ended September 30, 2024 primarily associated with the timing of 5,175 shares of Class A common stock issued as part of a public offering, completed on September 19, 2024. See Note 9, Stockholders’ Equity for disclosure regarding the public offering of Class A common stock completed on September 19, 2024.
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and nine months ended September 30, 2025, we recorded charges of $4,618 and $16,610, respectively, and in the three and nine months ended September 30, 2024, we recorded charges of $5,450 and $18,297, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses. The nine months ended September 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in our acquisition of the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc. as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when it reached its final capacity. In the three and nine months ended September 30, 2024, we recorded a non-cash charge of $8,477, which is associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit.

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$3,029	$—	$—
Interest rate swaps	—	3,652	—
	$3,029	$3,652	$—
Liabilities:
Interest rate swaps	$—	$8,679	$—

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,499	$—	$—
Interest rate swaps	—	7,642	—
	$2,499	$7,642	$—
Liabilities:
Interest rate swaps	$—	$2,852	$—

Fair Value of Debt
As of September 30, 2025, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
As of September 30, 2025, the fair value of the Industrial Revenue Bonds was approximately $273,624 and the carrying value was $273,500. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, our Eastern, Western and Mid-Atlantic regions. In the nine months ended September 30, 2025, we moved certain operations between our regional operating segments to align geographically, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation.
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services, and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. Operating income (loss) by segment reported in the three and nine months ended September 30, 2024 has been updated to conform with the presentation for the three and nine months ended September 30, 2025, which includes the movement of certain operations described above and does not have Corporate Entities costs allocated to our reportable operating segments. See Note 5, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
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
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2025 and 2024 follows:

Three Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$125,975	$175,124	$91,071	$392,170	$93,181	$—	$—	$485,351
Intercompany revenues	31,628	62,311	5,308	99,247	5,397	—	(104,644)	—
Gross revenues	157,603	237,435	96,379	491,417	98,578	—	(104,644)	485,351
Cost of operations	109,930	158,794	71,918	340,642	78,636	628	(104,644)	315,262
General and administration	6,410	8,625	5,189	20,224	5,885	31,164	—	57,273
Depreciation and amortization	18,273	34,269	19,371	71,913	5,333	1,583	—	78,829
Expense (income) from acquisition activities	119	668	3,166	3,953	(1,319)	1,984	—	4,618
Operating income (loss)	$22,871	$35,079	$(3,265)	$54,685	$10,043	$(35,359)	$—	29,369
Interest expense, net								13,915
Other income								(436)
Income before income taxes								$15,890
Interest expense, net	$372	$246	$53	$671	$23	$13,221	$—	$13,915
Capital expenditures	$19,118	$21,661	$18,814	$59,593	$3,470	$2,862	$—	$65,925
Total assets	$561,914	$1,137,202	$1,036,934	$2,736,050	$285,918	$263,324	$—	$3,285,292
Three Months Ended September 30, 2024

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$117,543	$142,903	$64,719	$325,165	$86,462	$—	$—	$411,627
Intercompany revenues	30,559	51,627	1,195	83,381	2,981	—	(86,362)	—
Gross revenues	148,102	194,530	65,914	408,546	89,443	—	(86,362)	411,627
Cost of operations	103,872	129,064	48,049	280,985	71,216	1,278	(86,362)	267,117
General and administration	6,034	8,336	4,191	18,561	5,084	23,385	—	47,030
Depreciation and amortization	15,387	24,175	14,203	53,765	4,472	937	—	59,174
Southbridge Landfill closure charge	8,477	—	—	8,477	—	—	—	8,477
(Income) expense from acquisition activities	(15)	1,837	3,241	5,063	19	368	—	5,450
Operating income (loss)	$14,347	$31,118	$(3,770)	$41,695	$8,652	$(25,968)	$—	24,379
Interest expense, net								14,368
Other income								(412)
Income before income taxes								$10,423
Interest expense (income), net	$215	$137	$(48)	$304	$27	$14,037	$—	$14,368
Capital expenditures	$15,786	$18,675	$6,482	$40,943	$7,899	$2,619	$—	$51,461
Total assets	$480,472	$928,744	$872,687	$2,281,903	$255,160	$586,166	$—	$3,123,229

Nine Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$351,639	$497,575	$251,484	$1,100,698	$267,088	$—	$—	$1,367,786
Intercompany revenues	86,786	173,085	10,566	270,437	13,003	—	(283,440)	—
Gross revenues	438,425	670,660	262,050	1,371,135	280,091	—	(283,440)	1,367,786
Cost of operations	311,813	452,290	196,636	960,739	224,956	1,528	(283,440)	903,783
General and administration	18,180	26,802	14,917	59,899	16,002	92,381	—	168,282
Depreciation and amortization	52,198	97,389	57,066	206,653	15,825	4,848	—	227,326
Expense (income) from acquisition activities	679	2,121	8,442	11,242	(295)	5,663	—	16,610
Operating income (loss)	$55,555	$92,058	$(15,011)	$132,602	$23,603	$(104,420)	$—	51,785
Interest expense, net								38,513
Other income								(1,370)
Income before income taxes								$14,642
Interest expense, net	$904	$687	$153	$1,744	$76	$36,693	$—	$38,513
Capital expenditures	$46,041	$61,106	$62,098	$169,245	$9,889	$8,669	$—	$187,803
Total assets	$561,914	$1,137,202	$1,036,934	$2,736,050	$285,918	$263,324	$—	$3,285,292

Nine Months Ended September 30, 2024

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$331,266	$403,859	$149,921	$885,046	$244,751	$—	$—	$1,129,797
Intercompany revenues	83,169	147,198	2,359	232,726	8,940	—	(241,666)	—
Gross revenues	414,435	551,057	152,280	1,117,772	253,691	—	(241,666)	1,129,797
Cost of operations	296,966	370,981	109,210	777,157	204,511	1,693	(241,666)	741,695
General and administration	18,768	24,285	8,451	51,504	14,605	72,438	—	138,547
Depreciation and amortization	44,784	71,746	35,319	151,849	13,806	2,894	—	168,549
Southbridge Landfill closure charge	8,477	—	—	8,477	—	—	—	8,477
Expense from acquisition activities	230	2,499	12,308	15,037	80	3,180	—	18,297
Operating income (loss)	$45,210	$81,546	$(13,008)	$113,748	$20,689	$(80,205)	$—	54,232
Interest expense, net								40,134
Other income								(1,239)
Income before income taxes								$15,337
Interest expense (income), net	$633	$494	$(54)	$1,073	$91	$38,970	$—	$40,134
Capital expenditures	$32,260	$52,403	$17,063	$101,726	$17,966	$6,669	$—	$126,361
Total assets	$480,472	$928,744	$872,687	$2,281,903	$255,160	$586,166	$—	$3,123,229

A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collection	$314,048	$252,579	$888,415	$687,896
Disposal	73,445	67,453	198,722	182,716
Landfill gas-to-energy	1,538	1,651	5,859	6,144
Processing	3,139	3,482	7,702	8,290
Solid waste	392,170	325,165	1,100,698	885,046
Processing	33,199	34,954	101,634	97,992
National Accounts	59,982	51,508	165,454	146,759
Resource Solutions	93,181	86,462	267,088	244,751
Total revenues	$485,351	$411,627	$1,367,786	$1,129,797

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
As of October 15, 2025, we owned and/or operated 81 solid waste collection operations, 71 transfer stations, 32 recycling facilities, eight Subtitle D landfills, two landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. In the nine months ended September 30, 2025, we moved certain operations between our regional operating segments, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. For additional information, see Note 13, Segment Reporting to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2025		2024			2025		2024
Collection	$314.0	64.7%	$252.6	61.4%	$61.4	$888.4	65.0%	$687.9	60.9%	$200.5
Disposal	73.5	15.1%	67.5	16.4%	6.0	198.7	14.5%	182.7	16.2%	16.0
Landfill gas-to-energy	1.5	0.3%	1.7	0.4%	(0.2)	5.9	0.4%	6.1	0.5%	(0.2)
Processing	3.2	0.7%	3.4	0.8%	(0.2)	7.7	0.6%	8.3	0.7%	(0.6)
Solid waste	392.2	80.8%	325.2	79.0%	67.0	1,100.7	80.5%	885.0	78.3%	215.7
Processing	33.2	6.8%	34.9	8.5%	(1.7)	101.6	7.4%	98.0	8.7%	3.6
National Accounts	60.0	12.4%	51.5	12.5%	8.5	165.5	12.1%	146.8	13.0%	18.7
Resource Solutions	93.2	19.2%	86.4	21.0%	6.8	267.1	19.5%	244.8	21.7%	22.3
Total revenues	$485.4	100.0%	$411.6	100.0%	$73.8	$1,367.8	100.0%	$1,129.8	100.0%	$238.0
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2025 vs. 2024		Period-to-Period Change for the Nine Months Ended September 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$14.9	4.6%	$44.9	5.1%
Volume	(0.4)	(0.1)%	(7.4)	(0.8)%
Intercompany transfers to National Accounts	(1.7)	(0.5)%	(3.3)	(0.4)%
Surcharges and other fees	1.9	0.5%	6.6	0.7%
Commodity price and volume	(0.4)	(0.1)%	(1.0)	(0.1)%
Acquisitions	52.7	16.2%	175.9	19.9%
Solid waste revenues	$67.0	20.6%	$215.7	24.4%

The most significant items impacting the changes in our solid waste revenues during the three and nine months ended September 30, 2025 as compared to the prior year periods are summarized below:
•Price increased solid waste revenues both quarterly and year-to-date, including higher collection pricing of $11.8 million quarterly, or 4.7% as a percentage of collection revenues, and $35.3 million year-to-date, or 5.1% as a percentage of collection revenues, and higher disposal pricing of $3.1 million quarterly, or 4.6% as a percentage of disposal revenues, and $9.6 million year-to-date, or 5.3% as a percentage of disposal revenues, associated with our landfills and transfer stations.
•Volume decreased solid waste revenues quarterly, driven by lower collection volumes of $(0.3) million quarterly, or (0.1)% as a percentage of collection revenues, and decreased solid waste revenues year-to-date, driven by lower collection volumes of $(6.6) million year-to-date, or (1.0)% as a percentage of collection revenues, and lower disposal volumes of $(0.7) million year-to-date, or (0.4)% as a percentage of disposal revenues. The year-to-date decrease in disposal volumes is associated with lower transfer station and transportation volumes, partially offset by higher landfill volumes.
•Acquisitions increased solid waste revenues due to the partial year impact of our acquisition of eight businesses in the nine months ended September 30, 2025, as well as the rollover impact of eight acquisitions completed in fiscal year 2024.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period changes in Resource Solutions revenues.

Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2025		2024			2025		2024
Cost of operations	$315.3	65.0%	$267.1	64.9%	$48.2	$903.8	66.1%	$741.7	65.6%	$162.1
General and administration	$57.3	11.8%	$47.0	11.4%	$10.3	$168.3	12.3%	$138.5	12.3%	$29.8
Depreciation and amortization	$78.8	16.2%	$59.2	14.4%	$19.6	$227.3	16.6%	$168.5	14.9%	$58.8
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2025		2024			2025		2024
Direct costs	$113.0	23.3%	$96.1	23.3%	$16.9	$314.6	23.0%	$262.7	23.3%	$51.9
Direct labor costs	76.9	15.8%	63.1	15.3%	13.8	218.5	16.0%	169.6	15.0%	48.9
Direct operational costs	29.9	6.2%	29.1	7.1%	0.8	92.0	6.7%	84.1	7.4%	7.9
Fuel costs	17.2	3.6%	14.4	3.5%	2.8	48.3	3.5%	41.2	3.7%	7.1
Maintenance and repair costs	42.4	8.7%	33.8	8.3%	8.6	123.5	9.1%	96.2	8.4%	27.3
Other operational costs	35.9	7.4%	30.6	7.4%	5.3	106.9	7.8%	87.9	7.8%	19.0
Total cost of operations	$315.3	65.0%	$267.1	64.9%	$48.2	$903.8	66.1%	$741.7	65.6%	$162.1
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and nine months ended September 30, 2025 as compared to the prior year periods are summarized below:
•Direct costs increased in aggregate dollars primarily due to acquisitions and higher third-party disposal rates.
•Direct labor costs increased primarily due to acquisitions and higher wage and benefit rates.
•Direct operational costs increased in aggregate dollars primarily due to (i) acquisitions, (ii) higher year-to-date accruals related to insurance claims, which were lower on a quarterly basis, and legal penalties associated with leachate management at a landfill we own in our Eastern region, (iii) higher accretion expense associated with changes in the timing and cost estimates of our capping, closure and post-closure obligations, (iv) higher landfill operating lease amortization as well as host community fees and royalties related to higher landfill tonnages at a landfill we lease in our Western region, and (v) general cost inflation; partially offset by lower leachate disposal costs. See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties accrual.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset by lower average diesel fuel prices year-to-date. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased due to (i) acquisitions, (ii) higher personnel and parts costs, and (iii) increased costs of repairs performed by third parties.
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
A summary of the major components of our general and administration expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2025		2024			2025		2024
Labor costs	$38.5	7.9%	$30.2	7.3%	$8.3	$113.0	8.3%	$89.5	7.9%	$23.5
Professional service fees	3.0	0.6%	2.6	0.6%	0.4	9.8	0.7%	10.6	0.9%	(0.8)
Provision for expected credit losses	0.1	—%	1.4	0.3%	(1.3)	0.4	—%	1.4	0.1%	(1.0)
Other	15.7	3.3%	12.8	3.2%	2.9	45.1	3.3%	37.0	3.4%	8.1
Total general and administration expense	$57.3	11.8%	$47.0	11.4%	$10.3	$168.3	12.3%	$138.5	12.3%	$29.8
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars in the three and nine months ended September 30, 2025 as compared to the prior year periods, primarily due to (i) acquisition activity, including increased labor costs, consulting fees and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, and benefit costs, (iii) higher accruals related to incentive compensation, and (iv) higher costs associated with information technology; partially offset by a decreased provision for expected credit losses, primarily in our Mid-Atlantic region related to improved aging of our accounts receivable, and lower year-to-date legal expense associated with employee separation.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2025		2024			2025		2024
Depreciation expense	$42.7	8.8%	$33.4	8.1%	$9.3	$124.6	9.1%	$97.2	8.6%	$27.4
Landfill amortization expense	17.2	3.5%	11.7	2.8%	5.5	45.1	3.3%	32.5	2.9%	12.6
Amortization of intangibles	18.9	3.9%	14.1	3.5%	4.8	57.6	4.2%	38.8	3.4%	18.8
Total depreciation and amortization	$78.8	16.2%	$59.2	14.4%	$19.6	$227.3	16.6%	$168.5	14.9%	$58.8
Depreciation and amortization expense increased in the three and nine months ended September 30, 2025 as compared to the prior year periods, primarily due to (i) acquisitions, including the impact of amortization of acquired intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to higher landfill volumes in our Western and Mid-Atlantic regions, and changes in cost and other assumptions.

Expense from Acquisition Activities
In the three and nine months ended September 30, 2025, we recorded charges of $4.6 million and $16.6 million, respectively, and in the three and nine months ended September 30, 2024, we recorded charges of $5.5 million and $18.3 million, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses. The nine months ended September 30, 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in our acquisition of the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc. as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when it reached its final capacity. In the three and nine months ended September 30, 2024, we recorded a non-cash charge of $8.5 million, which is associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit.
Other Expenses
Interest Expense, net
Our interest expense, net decreased $(0.5) million and $(1.6) million in the three and nine months ended September 30, 2025, respectively, as compared to the prior year periods primarily due to lower average interest rates, partially offset by higher average debt balances.
Provision for Income Taxes
Our provision for income taxes increased $1.3 million and decreased $(2.4) million in the three and nine months ended September 30, 2025, respectively, from the prior year periods. The provision of $4.3 million for the nine months ended September 30, 2025 included $1.1 million of current income tax expense and $3.2 million of deferred income tax expense. For the nine months ended September 30, 2024, the provision of $6.7 million included $3.3 million of current income tax expense and $3.4 million of deferred income tax expense. The 29.1% effective rate for the nine months ended September 30, 2025 was computed based on the statutory rate of 21% adjusted primarily for state taxes, non-deductible officer compensation, and an increase in the effective state rate due to tax losses in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. This effective rate was lower than the 43.5% effective rate for the nine months ended September 30, 2024, primarily due to differences in the valuation allowance of net operating losses, state income taxes and other discrete items.
On July 4, 2025, H.R.1 – One Big Beautiful Bill Act (The “OBBB Act”) was enacted. The OBBB Act addresses a wide range of changes including reinstating 100% bonus depreciation eligible for qualified assets. The OBBB Act also restores the EBITDA-based computation of interest expense limitations under Section 163(j) of the Internal Revenue Code among other income tax items; any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation. We are still evaluating the impacts of the Bill, both federal and state.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Depending on bonus depreciation and other elections made on our 2024 federal tax return when filed, we project to carry no pre-2018 net operating losses into 2025. Federal net operating losses generated after 2017, totaling $83.2 million carried forward to 2025, will be carried forward indefinitely, but generally may only offset up to 80% of taxable income earned in a tax year.

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
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2025	2024		2025	2024
Eastern	$126.0	$117.5	$8.5	$351.6	$331.3	$20.3
Western	175.1	142.9	32.2	497.6	403.9	93.7
Mid-Atlantic	91.1	64.7	26.4	251.5	149.9	101.6
Resource Solutions	93.2	86.5	6.7	267.1	244.7	22.4
Total revenues	$485.4	$411.6	$73.8	$1,367.8	$1,129.8	$238.0
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2025	2024		2025	2024
Eastern	$22.9	$14.3	$8.6	$55.6	$45.2	$10.4
Western	35.1	31.1	4.0	92.1	81.5	10.6
Mid-Atlantic	(3.3)	(3.8)	0.5	(15.0)	(13.0)	(2.0)
Resource Solutions	10.0	8.7	1.3	23.6	20.7	2.9
Corporate Entities	(35.3)	(25.9)	(9.4)	(104.5)	(80.2)	(24.3)
Operating income	$29.4	$24.4	$5.0	$51.8	$54.2	$(2.4)
Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2025 vs. 2024		Period-to-Period Change for the Nine Months Ended September 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$4.9	4.2%	$14.9	4.5%
Volume	(0.6)	(0.5)%	(5.0)	(1.5)%
Surcharges and other fees	—	—%	(0.4)	(0.1)%
Commodity price and volume	0.1	—%	(0.4)	(0.1)%
Acquisitions	4.1	3.5%	11.2	3.3%
Solid waste revenues	$8.5	7.2%	$20.3	6.1%
Solid waste revenues increased in the three and nine months ended September 30, 2025 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $3.7 million quarterly, or 4.4% as a percentage of collection revenues, and $11.7 million year-to-date, or 4.9% as a percentage of collection revenues, and (iii) higher disposal pricing of $1.2 million quarterly, or 4.0% as a percentage of disposal revenues, and $3.2 million year-to-date, or 3.8% as a percentage of disposal revenues; partially offset by (a) lower disposal volumes of $(0.5) million quarterly, or (1.7)% as a percentage of disposal revenues, and $(4.2) million year-to-date, or (5.1)% as a percentage of disposal revenues, driven by transfer stations, as well as (b) lower collection volumes of $(0.6) million year-to-date, or (0.3)% as a percentage of collection revenues.
Operating income increased in the three and nine months ended September 30, 2025 by $8.6 million and $10.4 million, respectively, as compared to the prior year periods. The period-over-period increases were driven by (i) revenue growth, described above, (ii) the three and nine months ended September 30, 2024 including a charge related to the Southbridge Landfill, (iii) lower leachate disposal costs, and (iv) lower accruals related to incentive compensation; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (b) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (c) higher year-to-date accruals related to insurance claims, which were lower quarterly, and legal penalties associated with leachate management at a landfill we own, (d) higher expense from acquisition activities, (e) increased depreciation expense due to acquisitions and investment in property and equipment, (f) lower contributions related to intercompany subcontracting with our National Accounts business, and (g) general cost inflation, including for disposal, labor, and maintenance costs.
See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties accrual. See further discussion about the expense from acquisition activities and the charge related to the Southbridge Landfill above in “Operating Expenses”.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2025 vs. 2024		Period-to-Period Change for the Nine Months Ended September 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$8.3	5.8%	$24.7	6.1%
Volume	(1.2)	(0.8)%	(0.5)	(0.1)%
Surcharges and other fees	1.1	0.8%	1.2	0.3%
Commodity price and volume	(0.4)	(0.3)%	(0.6)	(0.2)%
Acquisitions	24.4	17.0%	68.9	17.1%
Solid waste revenues	$32.2	22.5%	$93.7	23.2%
Solid waste revenues increased in the three and nine months ended September 30, 2025 as compared to the prior year periods due to the impact from (i) the contribution from acquisitions, (ii) higher collection pricing of $6.4 million quarterly, or 6.1% as a percentage of collection revenues, and $18.4 million year-to-date, or 6.1% as a percentage of collection revenues, (iii) higher disposal pricing of $1.9 million quarterly, or 5.1% as a percentage of disposal revenues, and $6.4 million year-to-date, or 6.6% as a percentage of disposal revenues, (iv) higher transfer station and lower landfill and transportation volumes resulting in lower overall disposal volumes of $(0.6) million, or (1.5)% as a percentage of disposal revenues quarterly, and higher disposal volumes of $1.7 million, or 1.8% as a percentage of disposal revenues year-to-date, (v) lower collection volume of $(0.6) million quarterly, or (0.6)% as a percentage of collection revenues, and $(2.3) million year-to-date, or (0.8)% as a percentage of collection revenues.
Operating income increased in the three and nine months ended September 30, 2025 by $4.0 million and $10.6 million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, (iii) lower leachate disposal costs, (iv) lower expense from acquisition activities, and (v) lower equipment rental costs; partially offset by (a) higher directs costs associated with increased transfer station volumes, (b) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (c) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, and higher landfill volumes, (d) increased host community fees and royalties, (e) higher accruals related to insurance claims, (f) increased depreciation expense due to acquisitions and investment in property and equipment, and (g) general cost inflation, including for disposal, labor, and maintenance costs.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.

Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2025 vs. 2024		Period-to-Period Change for the Nine Months Ended September 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$1.7	2.6%	$5.3	3.5%
Volume	1.3	2.1%	(1.9)	(1.3)%
Intercompany transfers to National Accounts	(1.7)	(2.6)%	(3.3)	(2.2)%
Surcharges and other fees	0.8	1.1%	5.7	3.8%
Acquisitions	24.3	37.5%	95.8	63.9%
Solid waste revenues	$26.4	40.7%	$101.6	67.7%
Solid waste revenues increased in the three and nine months ended September 30, 2025 as compared to the prior year periods, due to the impact from (i) the contribution from acquisitions, (ii) higher collection pricing of $1.7 million quarterly, or 2.7% as a percentage of collection revenues, and $5.2 million year-to-date, or 3.6% as a percentage of collection revenues, (iii) higher surcharges and other fees due to higher revenues associated with legacy fuel cost recovery programs from acquired businesses, (iv) higher disposal volumes of $1.1 million quarterly and $1.8 million year-to-date, related primarily to landfill operations, and (v) higher collection volumes of $0.3 million quarterly, or 0.4% as a percentage of collection revenues, and lower collection volumes of $(3.7) million year-to-date, or (2.5)% as a percentage of collection revenues.
Operating loss decreased in the three months ended September 30, 2025 by $0.5 million and increased in the nine months ended September 30, 2025 by $(2.0) million, as compared to the prior year periods. The period-over-period changes were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, (iii) a decreased provision for expected credit losses related to improved aging of our accounts receivable, and (iv) lower expense from acquisition activities; partially offset quarterly and more than offset year-to-date due to (a) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) higher landfill amortization expense due to higher landfill volumes, (d) general cost inflation, including for disposal, labor, and maintenance costs, and (e) higher accruals related to insurance claims year-to-date.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period changes in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2025 vs. 2024		Period-to-Period Change for the Nine Months Ended September 30, 2025 vs. 2024
	Amount	% Growth	Amount	% Growth
Price	$(1.0)	(1.2)%	$4.2	1.7%
Volume	5.3	6.2%	13.0	5.3%
Intercompany transfers from solid waste	1.7	2.0%	3.3	1.4%
Surcharges and other fees	—	—%	(0.4)	(0.3)%
Acquisitions	0.7	0.8%	2.3	1.0%
Resource Solutions revenues	$6.7	7.8%	$22.4	9.1%

Resource Solutions revenues increased in the three and nine months ended September 30, 2025 as compared to the prior year periods, primarily driven by (i) higher tipping fees of $5.8 million quarterly, or 20.0% as a percentage of related revenues, and $11.2 million year-to-date, or 13.8% as a percentage of related revenues, primarily related to contract structures that help to offset recycled commodity price movements, (ii) higher National Accounts business volumes related to new business growth of $4.5 million quarterly, or 8.6% as a percentage of National Accounts revenues, and $8.5 million year-to-date, or 5.8% as a percentage of National Accounts revenues, (iii) National Accounts business pricing growth of $2.2 million quarterly, or 4.3% as a percentage of National Accounts revenues, and $7.1 million year-to-date, or 4.8% as a percentage of National Accounts revenues, (iv) higher recycling volumes of $2.3 million quarterly, or 7.8% as a percentage of related revenues, and $5.4 million year-to-date, or 6.6% as a percentage of related revenues, (v) higher other processing price of $0.1 million quarterly, or 2.1% as a percentage of related revenues, and $0.5 million year-to-date, or 3.2% as a percentage of related revenues, and (vi) the contribution from acquisitions; partially offset by (a) lower recycled commodity price of $(9.2) million quarterly, or (31.7)% as a percentage of related revenues, and $(14.7) million year-to-date, or (18.0)% as a percentage of related revenues, (b) lower other processing volumes of $(1.4) million quarterly, or (23.6)% as a percentage of related revenues, and $(0.9) million year-to-date, or (5.2)% as a percentage of related revenues, as well as (c) lower surcharges and other fees revenues year-to-date in our National Accounts business due to lower energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to lower diesel fuel prices.
See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the energy component of our E&E Fees.
Operating income increased in the three and nine months ended September 30, 2025 by $1.3 million and $2.9 million, respectively, as compared to the prior year periods. The period-over-period increases were due to revenue growth, described above and lower expense from acquisition activities; partially offset by (i) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (ii) increased depreciation expense due to acquisitions and investment in property and equipment, (iii) general cost inflation, including for disposal, labor, and maintenance costs, and (iv) higher intercompany expenses related to the subcontracting of our National Accounts business.
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
Operating loss increased in the three and nine months ended September 30, 2025 by $(9.4) million and $(24.3) million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) higher costs associated with supporting acquired businesses, (ii) general cost inflation for salaries, wages, benefits and other overhead costs including those associated with information technology, marketing, sales and community relations efforts, (iii) higher accruals related to incentive compensation, (iv) higher depreciation expense associated with back office financial system infrastructure and (v) higher expense from acquisition activities; partially offset by lower legal expense associated with employee separation and lower accruals related to insurance claims.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of September 30, 2025, we had $673.4 million of available and undrawn capacity under our $700.0 million revolving credit facility (“Revolving Credit Facility”) and $192.7 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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

A summary of consolidated balance sheets items relevant to our liquidity (in millions) follows:

	September 30, 2025	December 31, 2024	$ Change
Cash, cash equivalents and restricted cash	$192.7	$383.3	$(190.6)
Current assets, excluding cash, cash equivalents and restricted cash	$255.4	$230.0	$25.4
Restricted assets	$3.0	$2.5	$0.5
Total current liabilities:
Current liabilities, excluding current maturities of debt	$272.2	$264.7	$7.5
Current maturities of debt	24.3	42.6	(18.3)
Total current liabilities	$296.5	$307.3	$(10.8)
Debt, less current portion, excluding unamortized debt issuance costs	$1,137.2	$1,105.5	$31.7
Current assets, excluding cash, cash equivalents and restricted cash, increased $25.4 million and current liabilities, excluding current maturities of debt, increased $7.5 million in the nine months ended September 30, 2025, resulting in a $17.9 million increase in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash minus current liabilities, excluding current maturities of debt), from $(34.7) million as of December 31, 2024 to $(16.8) million as of September 30, 2025.
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2025	2024
Net cash provided by operating activities	$233.2	$171.6	$61.6
Net cash used in investing activities	$(404.7)	$(384.6)	$(20.1)
Net cash (used in) provided by financing activities	$(19.1)	$511.1	$(530.2)
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2025	2024
Net income	$10.4	$8.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227.3	168.5
Interest accretion on landfill and environmental remediation liabilities	11.1	8.8
Amortization of debt issuance costs	2.3	2.2
Stock-based compensation	11.6	7.4
Operating lease right-of-use assets expense	16.4	13.1
Other items and charges, net	(0.2)	12.5
Deferred income taxes	1.1	3.4
	280.0	224.6
Changes in assets and liabilities, net	(46.8)	(53.0)
Net cash provided by operating activities	$233.2	$171.6
A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $61.6 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. This was the result of business growth, including from acquisition activity, and a slight decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, see “Results of Operations” above.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2025	2024
Acquisitions, net of cash acquired	$(217.5)	$(259.2)
Additions to property and equipment	(187.8)	(126.4)
Additions to intangible assets	—	(0.3)
Proceeds from sale of property and equipment	0.6	1.1
Proceeds from property insurance settlement	—	0.2
Net cash used in investing activities	$(404.7)	$(384.6)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the nine months ended September 30, 2025, we acquired eight businesses, which included $(217.2) million of cash consideration, and made $(0.3) million in payments on businesses previously acquired, as compared to the nine months ended September 30, 2024 during which we acquired five businesses, which included $(261.2) million of cash consideration, made $(0.9) million in payments on businesses previously acquired and received a $2.9 million working capital settlement on a business previously acquired.
Capital expenditures. Capital expenditures were $(61.4) million higher in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to acquisition activity and increased investment in our fleet and facilities; partially offset by lower landfill development spend, including the development of rail side infrastructure at our Subtitle D landfill located in Mount Jewitt, Pennsylvania.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,
	2025	2024
Proceeds from long-term borrowings	$91.5	$801.8
Principal payments on debt	(108.4)	(780.9)
Payments of debt issuance costs	(2.2)	(6.4)
Proceeds from the public offering of Class A common stock	—	496.6
Net cash (used in) provided by financing activities	$(19.1)	$511.1
Debt activity. Net cash used in financing activities associated with debt activity decreased $37.8 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to the timing of financing activities related to our industrial revenue bonds and entering into a second amended and restated credit agreement (the “Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (the “Existing Credit Agreement”) in the prior year period, and debt payments, including quarterly debt repayments on the term loan facilities associated with the Existing Credit Agreement in the prior year period. See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding financing activities.
Payment of debt issuance costs. We paid $(2.2) million of debt issuance costs in the nine months ended September 30, 2025 related to financing activities associated with our industrial revenue bonds and $(6.4) million of debt issuance costs in the nine months ended September 30, 2024 related to refinancing activities associated with entering into the Credit Agreement. See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding financing activities.
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

Outstanding Long-Term Debt
Credit Facility
As of September 30, 2025, we are party to the Credit Agreement, which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2025, further advances were available under the Revolving Credit Facility in the amount of $673.4 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.6 million, and as of September 30, 2025, no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2025, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended September 30, 2025	Covenant Requirements at September 30, 2025
Maximum consolidated net leverage ratio (1)	2.34	4.00
Minimum interest coverage ratio	7.54	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,061.5 million as of September 30, 2025, or $1,161.5 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2025. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2025
Net cash provided by operating activities	$343.0
Changes in assets and liabilities, net of effects of acquisitions and divestitures	24.5
Stock based compensation	(16.4)
Operating lease right-of-use assets expense	(9.6)
Landfill capping recovery - veneer failure	0.9
Disposition of assets, other items and charges, net	(0.4)
Interest expense, less amortization of debt issuance costs	59.0
Provision for income taxes, net of deferred income taxes	0.5
Adjustments as allowed by the Credit Agreement (1)	52.9
Consolidated EBITDA	$454.4
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on Consolidated EBITDA.

In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2025, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of September 30, 2025, we had outstanding $273.5 million aggregate principal amount of tax exempt bonds; $86.9 million aggregate principal amount of finance leases; and $1.1 million aggregate principal amount of notes payable.
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
Based on our consumption levels in the last twelve months ended September 30, 2025, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $6.1 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of September 30, 2025 and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.6 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and nine months ended September 30, 2025, our fuel costs were $17.2 million, or 3.6% of revenues, and $48.3 million, or 3.5% of revenues, respectively, as compared to $14.4 million, or 3.5% of revenues, and $41.2 million, or 3.7% of revenues, in the three and nine months ended September 30, 2024, respectively.

Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2025, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of September 30, 2025 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The impact of interest rate risk as of September 30, 2025 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1 +	Second Amendment to Employment Agreement, as amended, dated as of August 6, 2025, by and between Casella Waste Systems, Inc. and John W. Casella

10.2 +	Amendment to Amended and Restated Employment Agreement, dated as of August 6, 2025, by and between Casella Waste Systems, Inc. and Edmond R Coletta

10.3
Amendment No 1, dated as of July 21, 2025, to the Progress Payment Agreement, dated February 25, 2025, between Casella Waste Systems, Inc. and Banc of America Leasing & Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the quarterly report on From 10-Q of Casella as filed on July 31, 2025 (file no. 000-23211)).

10.4
First Amendment to second Amended and Restated Credit Agreement, dated as of July 30, 2025, by and among Casella Waste Systems, Inc. BofA Securities, Inc. and TD Securities (USA) LLC as sustainability coordinators and Bank of America N.A., as administrative agent (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on July 31, 2025 (file no. 000-23211)).

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: October 31, 2025	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: October 31, 2025	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)