Form 10-K
period 2025-12-31
CASELLA WASTE SYSTEMS INC
filed 2026-02-20
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Act. ☐
Indicate by check mark whether the registrant has filed a report and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant, based on the last reported sale price of the registrant’s Class A common stock on the Nasdaq Stock Market at the close of business on June 30, 2025 was approximately $7.2 billion. The registrant does not have any non-voting common stock outstanding.
There were 62,526,567 shares of Class A common stock, $0.01 par value per share, of the registrant outstanding at January 31, 2026. There were 988,200 shares of Class B common stock, $0.01 par value per share, of the registrant outstanding at January 31, 2026.
Documents Incorporated by Reference
Part III of this Annual Report on Form 10-K incorporates by reference information from the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders or a Form10-K/A to be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

CASELLA WASTE SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Unless the context requires otherwise, all references in this Annual Report on Form 10-K to “Casella Waste Systems, Inc.”, “Casella”, the “Company”, “we”, “us” or “our” refer to Casella Waste Systems, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K contains or incorporates a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statements by the use of the words “believes”, “expects”, “anticipates”, “plans”, “may”, “will”, “would”, “intends”, “estimates”, “projects” and other similar expressions, whether in the negative or affirmative. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, as well as management’s beliefs and assumptions, and should be read in conjunction with our consolidated financial statements and notes thereto. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. The occurrence of the events described and the achievement of the expected results depends on many events, some or all of which are not predictable or within our control. Actual results may differ materially from those set forth in the forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:
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

We provide integrated solid waste services with operating locations in eleven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware, New Jersey, Maryland and West Virginia, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
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
We continue to invest in resources (team, technology, facilities and capital) to further develop this important long-term strategy that we believe differentiates our service offerings to our customers, makes us an employer of choice for our people, and improves our economic returns. We strive to create long-term value for all of our stakeholders, including customers, employees, communities and shareholders.
We closed on nine acquisitions in the fiscal year ended December 31, 2025 (“fiscal year 2025”), which further densified our existing footprint, particularly in our Mid-Atlantic region. On January 1, 2026, we closed on the previously announced acquisition of RGL, Inc. (dba Mountain State Waste) (the “Mountain State Waste Acquisition”), expanding our geographic footprint into West Virginia. We remain well-positioned to explore and capitalize on future growth opportunities. For information regarding our business acquisitions, see Note 5, Business Combinations to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our key strategies, set forth below, reflect our continued focus on creating shareholder value through execution against our core competencies, disciplined growth strategy and strengthening foundational pillars.
(1)Driving additional profitability in collection operations;
(2)Optimizing long-term disposal capacity;
(3)Creating incremental value through Resource Solutions;
(4)Allocating capital to return driven growth; and
(5)Strengthening key foundational pillars:
•Team: Developing a safe, engaged, ready workforce to support growth.
•Culture: Fostering an environment rewarding hard work and accountability.
•Customer Focus: Providing exceptional service via expanded digital experience and sustainable partnerships.
•Technology: Driving profitable growth and efficiencies through technology.
•Assets: Developing necessary long-term infrastructure through facilities and fleet planning.

Driving Additional Profitability in Collection Operations
Collection pricing was up 5.0% for fiscal year 2025, as compared to fiscal year ended December 31, 2024 (“fiscal year 2024”), with sustained execution against our strategic pricing programs, which helped to offset cost inflation. We also continue to advance several key operational initiatives, including route optimization and automation, acquisition integration and maintenance programs to further reduce our operating costs and improve safety in our collection operations. Our comprehensive fleet plan is designed to optimize our fleet and target truck replacements in order to maximize returns, reduce our operating expenses through lower maintenance costs, improve our service levels through reduced down times, and increase automation and optimization of trucks and service types.
From a technology perspective, we continue to advance business intelligence tools that provide our teams with actionable data, as well as investment in and deployment of on-board-computers and cameras designed to enhance safety and service and modernize our fleet. We also remain focused on acquisition integration as we work diligently to onboard new customers and employees, while enhancing service accuracy, increasing operating efficiencies, and optimizing the internalization of solid waste and recycling volumes into our facilities.
The combination of these operating advancements and pricing programs are driving improved results in our collection operations. In addition, we remain focused on mitigating fuel cost exposure through our floating fuel cost recovery fee program.
Optimizing Long-term Disposal Capacity
Over the last 10 years, disposal capacity has tightened in the Northeast market as permanent site closures have reduced capacity and greater volumes are leaving the market via rail to out-of-state disposal sites. Given this backdrop and the positioning of our assets, and in response to persistent cost inflation, we advanced positive landfill pricing and increased internalized volumes for fiscal year 2025, as compared to fiscal year 2024. We believe that there are opportunities for higher pricing and increased internalization, as additional site closures may occur over the next several years.
We have been active in seeking to develop additional landfill capacity, and in fiscal year 2025, our rail-served operations continued to expand at our Subtitle D landfill located in Mount Jewett, Pennsylvania (“McKean Landfill”). We believe this facility has the potential to provide further disposal certainty to our customers and to the Northeast market over time. Over the years, we have been successful in advancing key permitting activities at select sites across our footprint.
We also continue to focus on improving our landfill returns and operations through various initiatives related to additional internalization opportunities, sourcing of profitable volumes, enhanced safety, improved compliance, operational excellence, and capital efficiency programs.
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
Our National Accounts business consists of brokerage and resource management services provided to large customers with broad sustainability needs. This professional services business drove positive sales growth in fiscal year 2025 as National Accounts volumes increased 6.6% as compared to fiscal year 2024. This volume growth reflects our sales expertise coupled with increased demand for resource management services from select larger customers. We remain focused on helping large industrial and institutional customers develop and achieve actionable resource management and sustainability goals.
Allocating Capital to Return-Driven Growth
We have focused on a balanced growth strategy through a combination of acquisitions, development projects, and new contracts while adhering to strict capital discipline standards, with the objective of maximizing risk-adjusted returns on capital invested and maintaining prudent capitalization. Consistent with this strategy, we have grown our business and maintained conservative debt levels with a consolidated net leverage ratio of 2.34x as of December 31, 2025. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for more disclosure about our consolidated net leverage ratio. We believe the strength of our balance sheet coupled with a robust acquisition pipeline positions us well for continued execution against our growth strategy.
We have acquired 76 solid waste collection, transfer and recycling businesses since the beginning of 2018 through fiscal year 2025 with over $925 million of total annualized revenues. This includes nine solid waste, collection, transfer and recycling businesses acquired in fiscal year 2025 with over $110 million in total annualized revenues.
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
Strengthening Foundational Pillars
Our strategy execution is supported by strengthening our foundational pillars: team, culture, customer focus, technology, and assets. We believe that it is important to continue to invest in and strengthen our foundational pillars to support growth and further differentiate our business strategy.
Team. We continue to invest in our people through leadership development, our career paths program, technical training for key roles such as drivers and mechanics, and incentive compensation structures that seek to align our employees’ incentives with shareholder value creation and our long-term goal to improve cash flows. As a result of our acquisition activity in fiscal year 2025, which included entry into new markets, we have grown our workforce to approximately 5,600 employees. Our integration process has focused on welcoming and introducing our culture to new team members as well as providing the necessary resources across all operations. We believe investing in our team and culture, and creating a safe, engaged, and ready workforce is key to our continued success.
Culture. Our culture is anchored in a clear mission: “to create value by safely renewing and sustaining our resources and environment”. Employees are encouraged to use our mission and our core values of service, trust, responsibility, integrity, continuous improvement and teamwork (“Core Values”) as a shared decision-making framework to foster an environment rewarding hard work and accountability.
Customer Focus. We are focused on driving further value through profitable new customer growth and the expansion of services with existing customers. Through an integrated effort across our sales, marketing, engagement, customer care, communications, and sustainability functions, we seek to enhance customer profitability and sustainability, improve key customer retention, and further growth within targeted markets.
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
Technology. We continue to execute a multi-year technology strategy, which includes business systems standardization, post-acquisition integration and a multi-faceted digital customer engagement transformation. Our initiative to consolidate and standardize our core revenue, billing and operational systems (our “Lead to Cash” project) had a successful rollout to a majority of our acquired Mid-Atlantic businesses in fiscal year 2025, with planned full enterprise rollout in 2026 and 2027. We believe that each milestone in this initiative will create significant business value by streamlining middle and back-office operations, eliminating legacy and acquired technologies, and modernizing our overall capabilities.
We plan to continue our measured approach to technology transformation, with capital investment in select technologies that are expected to be long-term strategic fits, drive operational efficiencies, and yield measurable business value.
Assets. We believe prioritizing and allocating capital to meet our long-term facility and equipment needs will help to improve employee safety, operating efficiencies, acquisition integration, and employee engagement. Our facility strategy helps to guide decisions related to facility expansions, consolidations, and relocations as well as key property or facility acquisitions. We are focused on facility standards that create a welcoming and accommodating experience for our employees, customers, vendors, and site visitors. Our fleet strategy is focused on improving safety, engagement and capital efficiency through a combination of effective planning, increased automation, and route optimization. These attributes coupled with improved functional design aim to increase the attraction and retention of key roles across our organization.
Human Capital
We believe that one of the most important factors in achieving our long-term strategies is to hire, develop, and retain employees who adhere to our Core Values. Our team consists of drivers, vehicle technicians, equipment operators, recycling facility sorters, engineers, accountants, customer care specialists, and many other key roles.
As of January 31, 2026, we employed approximately 5,600 employees, including approximately 1,100 managerial, sales, clerical, information systems or other administrative employees and approximately 4,500 employees involved in collection, transfer, disposal, recycling, organics or other operations. Approximately 270 of our employees are covered by collective bargaining agreements.
Health, Safety and Wellness
A top priority across all of our operations is to protect the health and safety of our team and the communities that we serve. At the heart of our safety program are our safety and operations teams, who are dedicated to ensuring that every employee has a safe operating environment and the necessary training and personal protective equipment to safely conduct their role. Both the success of our safety programs and the performance of our health and safety and operations teams are measured by our total recordable incident rate, a measure of accidents and injuries compared to hours worked. Our extensive focus on new hire and ongoing training programs also helps us to manage and reduce operational risks for our front-line employees.
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

Commercial Driver's License Training. We have developed a commercial driver's license (“CDL”) training school and have partnered with several additional training schools across our operating footprint to help develop skilled drivers for our team. Since opening the training school in 2021, we have supported over 400 drivers in securing their CDL, which has unlocked new opportunities for them within the company.
Operations Trainee Program. Our operations trainee program develops individuals into frontline management roles. Through on-the-job training, participants learn the technical and leadership skills required to lead our operations. This program has become a strong pipeline for our operating managers across the company. We continue to expand our management development programs across the organization.
Diesel Mechanic Training. Since the launch of our in house Diesel Technician school in the fiscal year ended December 31, 2023 (“fiscal year 2023”), we have trained and certified over 350 diesel technicians throughout our organization. We continue to collaborate with technical schools as well as enhance our training infrastructure and resources to attract, develop, and retain skilled diesel mechanics.
We have also increased our focus on Core Values training to support the continued growth of our workforce and ensure that new employees understand our culture and values. This training highlights our commitment to integrating new employees and ensuring that there is continuity in our message about culture within our organization.
Operational Overview
We manage our solid waste operations, which are vertically integrated and include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Within each geographic region, we organize our solid waste services around smaller market areas that we also refer to as “wastesheds.” A wasteshed is an area that comprises the complete cycle of activities in the solid waste services process, from collection to transfer operations and recycling to disposal in landfills, some of which may be owned and/or operated by third parties. We typically operate several divisions within each wasteshed, each of which provides a particular service, such as collection, recycling, disposal or transfer. Each division operates interdependently with the other divisions within the wasteshed. Each wasteshed generally operates autonomously from adjoining wastesheds..
Our Eastern region consists of wastesheds located in Maine, northern, central and southeastern New Hampshire, Massachusetts and eastern Connecticut. We entered into these wastesheds beginning in 1996 and have expanded primarily through acquisitions and organic growth since that time. Our Western region consists of wastesheds located in Vermont, western New Hampshire and western and upstate New York. We began entering into these wastesheds in 1997 and have expanded primarily through tuck-in acquisitions and organic growth since then. We remain focused on increasing our vertical integration in our Western region through extension of our reach into new markets. Our Mid-Atlantic region consists of wastesheds located in Pennsylvania, western New Jersey, Delaware, Maryland and West Virginia. We began entering into these wastesheds in fiscal year 2023 with the acquisition of the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc.
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

The following table provides information about each reportable segment (as of January 31, 2026, except revenue information, which is for fiscal year 2025):

	Eastern	Western	Mid-Atlantic	Resource Solutions

Revenues (in millions)	$472.6	$663.2	$341.1	$360.0
Number of Properties:
Solid waste collection facilities	27	34	25	—
Transfer stations	31	38	3	—
Recycling and processing facilities	4	7	—	21
Subtitle D landfills	2	5	1	—
Landfill gas-to-energy facilities	1	1	—	—
Construction and demolition (“C&D”) landfills	—	1	—	—
In fiscal year 2025, we moved certain operations between our regional operating segments to align geographically, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. For financial information concerning our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Solid Waste Operations
Solid waste operations within our Eastern, Western and Mid-Atlantic regions consist of a comprehensive range of solid waste services, including collection, transfer and disposal. Revenues derived from our solid waste operations in each of our regional operating segments consist primarily of fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation, while also providing landfill gas-to-energy and processing services. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity, the rights to, generation and sale of renewable natural gas and related tax credits (“RNG”), renewable energy credits, and energy capacity at certain of our landfill facilities.
Collection. A majority of our commercial and industrial collection services are performed under one-to-five year service agreements, with prices and fees determined by such factors as: collection frequency; type of equipment and containers furnished; type, volume and weight of solid waste collected; distance to the disposal or processing facility; and cost of disposal or processing. Our residential collection services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, property owners or other third parties.
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

The following table (in thousands) reflects the aggregate landfill capacity and airspace changes, in tons, for landfills we operated during fiscal year 2025, fiscal year 2024 and the fiscal year 2023:

	Fiscal Year 2025			Fiscal Year 2024			Fiscal Year 2023
	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity	Estimated Remaining Permitted Capacity (1)	Estimated Additional Permittable Capacity (1)(2)	Estimated Total Capacity
Balance, beginning of year	52,956	49,529	102,485	54,635	50,415	105,050	57,547	49,632	107,179
Airspace consumed	(3,658)	—	(3,658)	(3,401)	—	(3,401)	(3,615)	—	(3,615)
Changes in engineering estimates (3)	(753)	121	(632)	1,722	(886)	836	703	783	1,486
Balance, end of year	48,545	49,650	98,195	52,956	49,529	102,485	54,635	50,415	105,050
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
(3)The variation in changes in airspace capacity associated with engineering estimates are primarily the result of changes in compaction at our landfills and estimated airspace changes associated with design changes at certain of our landfills.
Our Eastern region consists of the following Subtitle D landfills located in Bethlehem, New Hampshire (“NCES Landfill”) and West Old Town, Maine (“Juniper Ridge Landfill”):
NCES Landfill. The NCES Landfill is a Subtitle D landfill located in Bethlehem, New Hampshire that we purchased in 1994. The NCES Landfill currently consists of approximately 52 acres of permitted or permittable landfill area, and is permitted to accept 0.23 million cubic yards of municipal solid waste, C&D material and certain pre-approved special wastes annually. Based on capacity remaining under its existing permit, we expect the NCES Landfill to stop accepting waste by the end of 2027. We are party to an agreement for the construction of a landfill RNG facility, which was constructed, and is owned and operated by a third party.
Juniper Ridge Landfill. The Juniper Ridge Landfill is a Subtitle D landfill located in West Old Town, Maine. In 2004, we completed transactions with the State of Maine and Georgia-Pacific Corporation (“Georgia Pacific”), pursuant to which the State of Maine took ownership of the Juniper Ridge Landfill, formerly owned by Georgia Pacific, and we became the operator under a 30-year operating and services agreement between us and the State of Maine. The Juniper Ridge Landfill currently consists of approximately 150 acres of permitted or permittable landfill area, which is sufficient to permit the additional airspace required for the term of the 30-year operating and services agreement, and is permitted to accept the following waste originating from the State of Maine: C&D material, ash from municipal solid waste incinerators and fossil fuel boilers, front end processed residuals and bypass municipal solid waste from waste-to-energy facilities and certain pre-approved special waste. Outside of the limitations on municipal solid waste, there are no annual tonnage limitations at the Juniper Ridge Landfill. We are party to an agreement for the construction of a landfill RNG facility plant at the Juniper Ridge Landfill, which was constructed, and is owned and operated by a third party.
Our Western region consists of the following Subtitle D landfills located in Coventry, Vermont (“Waste USA Landfill”), Morrisonville, New York (“Clinton County Landfill”), Angelica, New York (“Hyland Landfill”), Seneca, New York (“Ontario County Landfill”) and Chemung, New York (“Chemung County Landfill”), and a C&D landfill located in Campbell, New York (“Hakes Landfill”):
Waste USA Landfill. The Waste USA Landfill is a Subtitle D landfill located in Coventry, Vermont that we purchased in 1995, and is the only operating permitted Subtitle D landfill in the State of Vermont. The Waste USA Landfill consists of approximately 144 acres of permitted or permittable landfill area and is permitted to accept up to 0.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. The Waste USA Landfill site houses a landfill gas-to-energy plant, which is owned and operated by a third party that has the capacity to generate 8.0 MW of energy.

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
Hyland Landfill. The Hyland Landfill is a Subtitle D landfill located in Angelica, New York that we own, and that began accepting waste in 1998. The Hyland Landfill currently consists of approximately 178 acres of permitted or permittable landfill area and is permitted to accept up to 0.5 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. We are party to an agreement for the construction of a RNG facility at the Hyland Landfill, which will be constructed, owned and operated by a third party. Once operational, the RNG facility will replace the operations of our former landfill gas-to-energy project which was decommissioned in fiscal year 2025 to allow for commissioning of the RNG project.
Ontario County Landfill. The Ontario County Landfill is a Subtitle D landfill located in Seneca, New York. In 2003, we entered into a 25-year operation, management and lease agreement for the Ontario County Landfill (“OMLA”) with the Ontario County Board of Supervisors. The Ontario County Landfill currently consists of approximately 171 acres of permitted landfill area and is permitted to accept up to 0.9 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually, and is strategically situated to accept long haul volume from both the eastern and downstate New York markets. In January 2016, we received an expansion permit at the Ontario County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. The Ontario County Landfill site houses a MRF, which is operated by us, and a landfill gas-to-energy facility, which is owned and operated by a third party, that has the capacity to generate 11.2 MW of energy. On December 5, 2024, the Board of Supervisors of Ontario County, New York approved a motion to close the Ontario County Landfill at the end of 2028 upon the expiration of the 25-year OMLA.
Hakes Landfill. The Hakes Landfill is a C&D landfill located in Campbell, New York that we purchased in 1998. The Hakes Landfill currently consists of approximately 122 acres of permitted and permittable landfill area and is permitted to accept up to 0.5 million tons of C&D material annually.
Chemung County Landfill. The Chemung County Landfill is a Subtitle D landfill located in Chemung, New York. In 2005, we entered into a 25-year operation, management and lease agreement for the Chemung County Landfill and certain other facilities with Chemung County. Chemung County Landfill currently consists of approximately 132 acres of permitted or permittable landfill area strategically situated to accept long haul volume from both eastern and downstate New York markets and is permitted to accept up to 0.4 million tons of municipal solid waste and certain pre-approved special waste annually and 20.5 thousand tons of C&D material annually. In 2016, we received an expansion permit at the Chemung County Landfill, which is sufficient to permit the additional airspace required for the remaining term of the 25-year operation, management and lease agreement. In 2019, we exercised an option to extend the remaining term of the operation, management and lease agreement for up to five years through 2035. We are party to an agreement for the construction of a landfill RNG facility plant at the Chemung County Landfill, which was constructed, and is owned and operated by a third party.
Our Mid-Atlantic region consists of one Subtitle D landfill located in Mount Jewett, Pennsylvania:
McKean Landfill. The McKean Landfill is a Subtitle D landfill located in Mount Jewett, Pennsylvania that we purchased in 2011. The McKean Landfill currently consists of approximately 256 acres of permitted or permittable landfill area and is permitted to accept up to approximately 1.6 million tons of municipal solid waste, C&D material and certain pre-approved special waste annually. We have invested and continue to invest capital in the development of rail infrastructure to expand the market reach for the landfill to rail capable transfer facilities, and began accepting waste deliveries by rail in fiscal year 2024. We are party to an agreement for the construction of a landfill RNG facility plant at the McKean Landfill, which will be constructed, owned and operated by a third party.
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

Resource Solutions
Our Resource Solutions operating segment was formed to leverage our core competencies in materials processing, industrial recycling, organics and resource management service offerings in order to generate additional value from the waste stream for larger commercial, municipal, institutional and industrial customers with more diverse needs. Resource Solutions services are comprised of processing services and services provided by our National Accounts business. We also work to develop and/or partner with firms that have developed innovative approaches to deriving incremental value from the organic portion of the waste stream.
Processing. Processing services consist of the receipt of recyclables and sludge or other organic materials at one of our materials recovery, processing or disposal facilities, where it is then sorted, mixed and/or processed, and then repurposed, disposed of or sold. Revenues from processing services are derived from municipalities and customers in the form of processing fees, tipping fees, and commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum and organic materials.
We are one of the largest processors and marketers of recycled materials in the northeastern United States with facilities located in Vermont, New York, Maine, Connecticut, Massachusetts and Pennsylvania, including our ten large-scale, high volume MRFs, which utilize sophisticated processing operations. Our MRFs receive, sort, bale and sell recyclable materials originating from the municipal solid waste stream, including newsprint, cardboard, office paper, glass, plastic, steel or aluminum containers and bottles. We also operate smaller MRFs, which generally process recyclables collected from our various residential and commercial collection operations.
A substantial portion of the recyclable materials provided is delivered pursuant to multiple long-term anchor contracts. The terms of the recycling contracts vary, but all of the contracts provide that the municipality or a third party delivers the recycled materials to our facility. These contracts may include a minimum volume guarantee by the municipality. We also have service agreements with individual towns and cities and commercial customers, including small solid waste companies and major competitors, which do not have processing capacity within a specific geographic region. Under the recycling contracts, we charge the municipality a fee for each ton of material delivered to us. Some contracts contain revenue sharing arrangements under which the municipality receives a specified percentage of our revenues from the sale of the recovered materials if certain economic thresholds are met. In fiscal year 2025, we processed and/or marketed over 1.4 million tons of recyclable materials, including tons marketed through our National Accounts business commodity brokerage division and our baling facilities located throughout our footprint.
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

Competition
The solid waste services industry is competitive and requires substantial labor and capital resources. Our operations are generally located within secondary or tertiary markets where we often have a strong market presence. However, in the larger, more densely populated markets where we operate, we typically compete against one or more of the large national solid waste companies, including Waste Management, Inc., Republic Services, Inc. and Waste Connections, Inc., any of which may be able to achieve greater economies of scale than we can. We also compete with a number of regional and local companies that offer competitive prices and quality service. We compete primarily on the basis of the quality, breadth and price of our services. This includes our Resource Solutions operating segment, from which we strive to leverage our core competencies in materials processing, industrial recycling, organics, and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse solid waste and recycling needs. In addition, we compete with operators of alternative disposal facilities, including incinerators; with certain municipalities, counties and districts that operate their own solid waste collection and disposal facilities; and with rail-serviced transfer stations that use rail to transport waste to disposal sites primarily located outside of our operational footprint. Public sector facilities may have certain advantages over us due to the availability of user fees, charges or tax revenues.
From time to time, competitors may reduce the price of their services to attract additional customers or to win a competitively bid solid waste or recycling contract. These practices may also lead to reduced pricing for our services or the loss of business. In addition, competition exists within the industry for potential acquisition candidates.
Sales and Marketing
We have aligned our sales and marketing strategies with our customer-facing teams to better serve our customers while advancing on several key strategic initiatives that support profitable, sustainable growth.
We have developed and are in the process of deploying new e-commerce capabilities and enhanced customer self-service tools to meet our customers where - and how - they prefer to be served. Initially, these capabilities are positioned to support residential and temporary roll-off customers. Over time, we expect that upgrades to our website and new mobile app will provide our customers with easy to access waste and recycling information and resources.
We remain focused on delivering exceptional waste and recycling services to our local communities and customers. Beyond providing safe and reliable service, we invest in the communities we serve through active engagement work with non-profits, local government, and business organizations. Our differentiated, sustainable resource management approach is designed to deliver innovative solutions that help customers reduce waste and support their waste and recycling goals. We have a broad network of sales professionals located throughout our footprint. They are part of their communities, build relationships with our customers and execute against strategic initiatives to help support sustainable growth.
As a part of our resource management offerings, we serve customers with multiple locations and are focused on growing our municipal, institutional, commercial and industrial customer bases. Through Resource Solutions, we provide a comprehensive suite of materials management services that enhance our regional and divisional service capabilities.
Deep community engagement, supported by modern brand governance and strategy, gives us the flexibility needed to serve today’s customers, strengthen our communities and drive organic growth. Our enterprise sustainability goals, strong brand presence and targeted marketing strategies are designed to work together to unify and humanize our company - helping us retain existing customers while attracting new ones.
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

We also self-insure for automobile and workers’ compensation coverage with reinsurance coverage limiting our maximum exposure. In fiscal year 2025, our maximum exposure per individual event under the workers’ compensation plan was $1.50 million. In fiscal year 2025, our minimum and maximum exposure per individual event under the automobile plan were up to $2.50 million and $4.50 million, respectively.
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
Customers
We provide solid waste and recycling services to commercial, municipal, institutional, industrial and residential customers. A majority of our commercial and industrial collection and disposal services are performed under one-to-five year service agreements. Our residential collection and disposal services are performed either on a subscription basis (with no underlying contract) with individuals, or through contracts with municipalities, property owners or other third parties. Our price for the services performed is determined by such factors as: professional or management services required; collection frequency and the related operational costs; type of equipment and containers furnished; the type, volume and weight of the solid waste, recyclables or organics collected; the distance to the disposal or processing facility; and the cost of disposal or processing.
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
Leachate generated at our landfills and transfer stations is tested on a regular basis and generally is not regulated as a hazardous waste under federal law. However, there is no guarantee that leachate generated from our facilities in the future will not be classified as hazardous waste.
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
Several states in which we operate have been delegated the authority to implement the Clean Water Act requirements and in some cases the regulations are more stringent than the federal regulations. We believe we are in compliance with the Clean Water Act regulations; however, future changes to the law or regulations could have a material impact on our business.
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
The EPA is also focusing on the emissions of greenhouse gases (“GHG”), including carbon dioxide and methane. On August 1, 2025, the EPA issued a proposed rule that would rescind its 2009 “endangerment finding” that carbon dioxide poses a threat to human health and welfare, which provides the basis for the EPA to regulate GHG emissions. On September 16, 2025, the EPA issued a proposed rule that would repeal the majority of the current GHG reporting requirements, including for landfills, under its 2009 “Mandatory Reporting of Greenhouse Gases” rule.
We do not know whether or when the EPA will finalize these proposed rules, or how such rules will affect our operations.

In July 2024, the EPA announced that it would issue a proposed rule in 2025 to update its Clean Air Act emission standards for new and existing municipal solid waste landfills in order to cut methane and certain other landfill gas emissions. The EPA did not issue such a rule and we do not know whether or when the EPA will do so, or what obligations such a rule will impose on our operations.
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
There has been an ongoing trend at the state and local levels to mandate or encourage both waste reduction at the source and waste recycling, and to prohibit or restrict the disposal in landfills of certain types of solid wastes, including yard wastes and leaves, certain construction or architectural wastes, food wastes, beverage containers, newspapers, household appliances and electronics such as computers, and batteries. Regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect our ability to operate our landfill facilities. Maine, for example, enacted An Act Regarding the Reduction and Recycling of Food Waste, containing among other things, a phased waste ban for food waste at solid waste landfills. The law became effective June 24, 2025, with phased deadlines for compliance beginning in 2030.
Although there is no federal law governing extended producer responsibility (“EPR”), many states have implemented or are contemplating EPR regulations for certain products. EPR regulations are intended to place responsibility on manufacturers for ultimate management or end-of-useful-life handling of the products they create. In addition to financial responsibility, an EPR program may include responsibility for local take-back or recycling programs. For example, several states in which we operate have EPR regulations for electronic waste. If broad EPR laws or regulations continue to be adopted, and are managed under a manufacturer implemented program, it could have an impact on our business.
The EPA and environmental agencies within individual states in which we operate continue to consider and promulgate changes to water quality standards, action levels, remediation goals, and other federal or state regulatory standards for individual compounds or classes of compounds. These changes include the development of new or more stringent standards for “emerging contaminants,” including PFAS, pharmaceutical compounds, and a variety of synthetic chemical compounds used in manufacturing and industrial processes. Changes in regulatory standards for existing or emerging contaminants can result in higher levels of cost and effort associated with the performance of environmental investigations and ongoing compliance at our facilities.
Some states in which we operate or otherwise conduct business have enacted or are considering requirements for the disclosure of GHG emissions and other climate-related information. For example, New York finalized rules in December 2025 under 6 NYCRR Part 253 requiring covered sources, including certain landfills and waste facilities, to annually report GHG emissions starting in June 2027. New York also is considering bills, including the Climate Corporate Data Accountability Act (SB 3456) and the Climate-Related Financial Risk Reporting Act (SB 3697), which would require disclosure of Scope 1, 2, and 3 GHG emissions as well as biennial reporting on climate-related financial risks for certain entities that do business in New York. As such requirements are adopted, we may be subject to expanding obligations to collect, calculate, and disclose related information.

Information about our Executive Officers
Our executive officers and their respective ages are as follows:

Name	Age	Position
Edmond “Ned” R. Coletta	50	President and Chief Executive Officer
Bradford J. Helgeson	49	Executive Vice President and Chief Financial Officer
Shelley E. Sayward	51	Senior Vice President and General Counsel
Sean M. Steves	49	Senior Vice President and Chief Operating Officer of Solid Waste Operations
Kevin J. Drohan	45	Vice President and Chief Accounting Officer
Edmond “Ned” R. Coletta has served as our President, Chief Executive Officer and as a member of our board of directors since January 2026. Mr. Coletta joined us in December 2004 and previously served as our President from November 2023 until December 2025, President and Chief Financial Officer from July 2022 to November 2023, Senior Vice President, Chief Financial Officer and Treasurer from December 2012 to July 2022, Vice President of Finance and Investor Relations from January 2011 to December 2012 and Director of Finance and Investor Relations from August 2005 to January 2011. From 2002 until he joined us, Mr. Coletta served as the Chief Financial Officer and was a member of the Board of Directors of Avedro, Inc. (FKA ThermalVision, Inc.), an early-stage medical device company that he co-founded. From 1997 to 2001, he served as a research and development engineer for Lockheed Martin Michoud Space Systems. Mr. Coletta has served on the Board of Trustees for Killington Mountain School since May 2020. Mr. Coletta holds an MBA from the Tuck School of Business at Dartmouth College and a Bachelor of Science degree from Brown University in Materials Science Engineering.
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
Our business is directly affected by general macroeconomic risks in the waste industry that are impacted by economic factors outside of our control, which if realized may negatively impact our business, results of operations, and financial performance. These risks include those with respect to consumer confidence, global supply chain disruptions, uncertainty associated with public policy changes at the federal and state levels, inflation, labor supply, fuel prices, tariffs, interest rates and access to capital markets. Economic factors, such as ongoing or potential geopolitical conflict, pandemics, recessions, or similar national or global events, have caused and may continue to cause, economic disruption across our geographic footprint resulting in reductions in business, consumers and construction activity. Negative economic conditions can result in decreased consumer spending and decreases in solid waste volumes generated in the collection and disposal businesses, which negatively impacts our ability to grow through new business or service upgrades and the sales price of commodities in our recycling business, and may result in customer turnover and a reduction in customers’ waste service needs. Furthermore, residual macroeconomic effects associated with these economic factors have negatively impacted, and may continue to negatively impact, the global supply chain, labor markets and distribution networks leading to heightened inflation across labor, select services and goods, and capital investments. Inflationary increases in costs, including current inflationary pressures associated primarily with labor, certain other cost categories and capital items, have materially affected, and may continue to materially affect, our operating margins and cash flows. In addition, fuel cost increases may materially impact our operating margins and cash flows. Significant components of our operating expenses, including labor, fuel and third-party services, have been impacted by sustained inflation. To the extent these economic factors increase macroeconomic risks and adversely affect our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations and financial condition. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for further discussion.
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
We experience significant competition to hire and retain individuals for certain front-line positions, such as commercial truck drivers, from within and outside our industry. This competition comes from other waste management companies as well as other employers who hire drivers and maintain fleets, such as companies that provide courier delivery services, including United Parcel Service, Inc., FedEx Corporation and Amazon, as well as from a tightening labor market. As a result, certain positions currently experience, have historically experienced, and may experience in the future, high turnover rates or labor shortages, which can lead to increased recruiting, training and retention costs. If we are unable to hire and retain sufficient numbers of drivers to service our collection and disposal routes, mechanics to maintain our trucks, or front line workers for our recycling facilities, our financial condition and operating results could be materially impacted. We also compete to attract skilled business leaders, and our own key team members are sought after by our competitors and other companies. We make significant investments, and engage in extensive internal succession planning, to provide us with a robust pipeline of future leaders. If we are not able to attract, hire, develop and retain a high-quality workforce with the necessary skills and expertise, as well as key leaders, or if we experience significant employee turnover, it can result in business and strategic disruption, increased costs, and loss of institutional knowledge, which could negatively impact our results of operations. Further, as we grow, we face the risk of having poorly documented and/or insufficient policies and procedures, conducting inadequate training, and lacking the necessary structure to effectively scale with growth. These deficiencies could lead to operational inefficiencies, regulatory non-compliance, or an inability to meet the demands of an expanding business, adversely impacting our financial performance and reputation.
Significant shortages in diesel fuel supply or increases in diesel fuel prices could affect our operating expenses and results.
The price and supply of fuel is unpredictable and fluctuates based on events beyond our control, including among others, geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, tariffs, war and unrest in oil producing countries and regional production patterns. Fuel is needed to run our fleet of trucks, equipment and other aspects of our operations, including our reliance on various third-party transporters and service providers. Price escalations of fuel increase our operating expenses. In fiscal year 2025, we consumed approximately 15 million gallons of diesel fuel in our solid waste operations. Although we have fuel cost recovery programs, primarily the energy component of our energy and environmental fee program that floats monthly based on reported diesel fuel prices, contractual restrictions and competitive conditions may impact our opportunity to pass this fee on to our customers in all circumstances. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K for further discussion over the impacts of fuel prices on our operations.
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
Our growth strategy includes engaging in acquisitions or developing operations or assets with the goal of complementing or expanding our business. We have made, and we may continue to make in the future, acquisitions to densify existing operations, expand service areas and grow services for our customers. These acquisitions may include “tuck-in” acquisitions within our existing markets, acquisitions of assets that are adjacent to or outside of our existing markets, or larger, more strategic acquisitions. In addition, from time to time we may acquire businesses that are complementary to our core business strategy. We may not be able to identify suitable acquisition candidates, and if we identify suitable acquisition candidates, we may be unable to successfully negotiate the acquisition at a price or on terms and conditions acceptable to us. In addition, while we expect we will be able to fund some of our acquisitions with our existing financial resources, we may require additional financing, including debt, to pursue certain acquisitions. We may not be able to incur additional debt on terms favorable to us or at all. Furthermore, we may be unable to obtain the necessary regulatory approvals to complete potential acquisitions.
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
We are subject to potential liability and restrictions under environmental laws and regulations, including potential liability and restrictions arising from or relating to the transportation, handling, recycling, generation, treatment, storage and disposal of wastes, the presence, release, discharge or emission of pollutants, and the investigation, remediation and monitoring of impacts to soil, surface water, groundwater and other environmental media including natural resources, as a result of the actual or alleged presence, release, discharge or emission of hazardous substances, pollutants or contaminants on, at, under or migrating from our properties, or in connection with our operations. The waste management industry has been and will continue to be subject to regulation, including permitting and related financial assurance requirements, as well as attempts to further regulate the industry, including efforts to regulate and limit the emission of greenhouse gases to ameliorate the effect of climate change. Our solid waste operations are subject to a wide range of federal, state and, in some cases, local environmental, odor and noise and land use restrictions. If we are not able to comply with the requirements that apply to a particular facility or if we operate in violation of the terms and conditions of, or without the necessary approvals or permits, we could be subject to administrative or civil, and possibly criminal, fines and penalties, and we may be required to spend substantial capital to bring an operation into compliance, to temporarily or permanently discontinue activities, and/or take corrective actions, possibly including removal of landfilled materials. Those costs or actions could be significant to us and affect our results of operations, cash flows, and available capital. In addition, the potential for increased regulation of PFAS and other emerging contaminants may lead to increased compliance and remediation costs, or litigation risks, which could adversely impact our financial condition and results of operations. Future regulation changes may also require us to modify, supplement, or replace equipment or facilities at a substantial cost.
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
We have historically grown through acquisitions and expect to make additional acquisitions in the future. While we have tried and will continue to try to evaluate and limit environmental risks and liabilities presented by businesses to be acquired prior to the acquisition, we may be liable for damage resulting from conditions existing before we acquired these businesses. Further, the counterparties in such transactions may be unable to perform their indemnification obligations owed to us. It is possible that some liabilities may prove to be more difficult or costly to identify or address than we anticipate. It is also possible that government officials responsible for enforcing environmental laws and regulations may believe an issue is more serious than we expect, or that we will fail to identify or fully appreciate an existing liability before we become responsible for addressing it. Some of the legal sanctions to which we could become subject could cause the suspension or revocation of a permit, prevent us from, or delay us in, obtaining or renewing permits to operate or expand our facilities, or harm our reputation. Suspension or revocation of permits could impact our operations and could have a material impact on our financial results.
In addition to the costs of complying with environmental laws and regulations, we incur costs in connection with environmental proceedings and litigation brought against us by government agencies and private parties. We are, and may be in the future, a defendant in lawsuits brought by parties alleging environmental damage, including natural resource damage, personal injury, and/or property damage or impairment, or seeking to impose civil penalties or injunctive relief or overturn or prevent the issuance of an operating permit or authorization, any of which may result in us incurring significant liabilities that could adversely impact our financial condition and results of operations. For information regarding legal proceedings and environmental remediation matters, see Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The conduct of our businesses is also subject to various other laws and regulations administered by federal, state and local governmental agencies, including tax laws, employment laws, health and safety laws, privacy laws and competition laws, among others. New laws, regulations or governmental policy and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on our services, may alter the environment in which we do business.
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
The regulatory environment for PFAS is rapidly evolving, with increasing demands for enhanced environmental monitoring programs and advanced treatment technologies to mitigate PFAS contamination. Risks to our company relating to PFAS include regulatory risks, including the April 2024 designation by the EPA of two PFAS -- PFOA and PFOS, and their salts and structural isomers -- as hazardous substances, which could create Superfund liabilities under CERCLA for all downstream recipients of PFAS, including passive receivers such as our landfills and transporters of biosolids, the establishment of federal and state drinking water standards and surface water criteria which set low thresholds for impacts to drinking water and surface water, the risk that states in which we operate will require stringent monitoring of PFAS at our landfills, the risk of material increases in landfill leachate treatment costs due to mandatory pre-treatment or otherwise, the risk that existing remedial sites will become more complex and that closed landfills will be under enhanced regulatory scrutiny, the risk that biosolids management will be impacted by restrictions on end uses and the risk that that pre-existing land application sites will be determined to contain PFAS. Any such liability is likely to be uninsurable, with no coverage likely under our pollution or product liability policies. See Note 18, Other Items and Charges to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure over the closure of our organics facility.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.
We are required to obtain government permits to operate our facilities, including all of our landfills. There is no guarantee that we will be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs. Permitting processes are often lengthy, costly, and subject to regulatory scrutiny, public participation, and political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies, and other stakeholders have opposed and may in the future oppose the issuance, renewal, or modification of permits or approvals, allege violations of permits or applicable laws or regulations, or seek to impose liability for environmental impacts, any of which could delay or prevent permitting, increase costs, or adversely affect our reputation and ability to do business. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws and regulations adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of solid waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. In addition, state laws applicable to certain of our landfills require that the state determine whether acceptance at the landfill of waste not generated within the state provides a substantial public benefit. In addition, the potential for increased regulation of PFAS and other emerging contaminants could also lead to increased financial impacts such as additional capping requirements, increased closure/post-closure care costs and obligations, enhanced leachate treatment requirements, waste disposal limits, and transport limitations.
Despite our best efforts, we may not be successful in obtaining new landfill or transfer station sites or expanding the permitted capacity of any of our current landfills and transfer stations. If we are unable to develop additional disposal and transfer station capacity, our ability to achieve economies of scale from the internalization of our waste stream will be limited. If we fail to receive new landfill permits or renew existing permits, we may incur landfill asset impairment and other charges associated with accelerated closure. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure about legal matters impacting our permitting efforts. Given our current expected run rate and remaining available capacity at our NCES Landfill in Bethlehem, New Hampshire, we may consume all remaining permitted capacity at our NCES Landfill during the fiscal year ending December 31, 2027 (“fiscal year 2027”). Based on currently available information, we believe that it is unlikely that the landfill under development by us in Dalton, New Hampshire will be fully permitted, constructed and operational by the end of fiscal year 2027. Also, On December 5, 2024, the Board of Supervisors of Ontario County, New York approved a motion to close the Ontario County Landfill in Seneca, New York at the end of the fiscal year ending December 31, 2028 upon the expiration of the 25-year OMLA, at which time we intend to cease operations at the Ontario County Landfill.
Fluctuations in commodity prices and diminished markets for recyclable materials that we sell to customers may adversely affect our results of operations and cash flows.
Our processing business involves the purchase and sale of recyclable materials, some of which are priced on a commodity basis. Our results of operations and cash flows may be adversely affected by falling purchase or resale prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials are subject to changes in economic conditions and numerous other factors beyond our control, which may result in decreased demand of recyclable materials and lower commodity prices. Global and domestic factors such as recycling commodity inventory levels, inflation, tariffs, changes to international waste importation and exportation laws, consumer spending and economic activity levels may result in lower recycling commodity prices. The recycling commodity markets continue to see ongoing price volatility. Significant price fluctuations may adversely affect our results of operations and cash flows in the form of higher operating costs or lower revenues. Although many of our recycling contracts require the respective municipalities to absorb some of the impact of declining commodity prices, these contracts have had the impact of significantly increasing the costs to municipalities for continuing to offer recycling services to their customers. In the event that the costs of such services become excessive, such municipalities could discontinue their recycling programs altogether, which could materially affect our financial results. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risk” of this Annual Report on Form 10-K for further discussion over the impacts of commodity prices on our operations.
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
In addition, the timing of any such final capping, closure or post-closure costs, which exceed established accruals or are required to be accelerated if a landfill closure occurs earlier than anticipated, may further negatively affect our business. Since we will be unable to control the timing and amounts of such costs, we may be forced to delay investments or planned improvements in other parts of our business or we may be unable to meet applicable financial assurance requirements. Any of the foregoing would negatively affect our business and results of operations.
For information regarding our final capping, closure and post-closure obligations, see Note 10, Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The business and assets we operate expose us to safety, operational and other risks, and our insurance coverage and self-insurance reserves may be inadequate to cover all significant risk exposures.
The provision of resource management services, including the operation of landfills, a substantial fleet of trucks and other waste-related assets, involves risks. These risks include, among others, the risk of truck accidents, equipment defects, malfunctions and failures, improper use of dangerous equipment, the release of hazardous substances, natural disasters, fire and explosion, any of which could result in environmental liability, personal injury, loss of life, business interruption or property damage or destruction. We carry a range of insurance policies intended to protect our assets and operations, including general liability insurance, property damage and environmental risk insurance. While we endeavor to purchase insurance coverage appropriate to our risk assessment and seek to minimize our exposure to these risks through maintenance, training and compliance programs, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages, and as a result our insurance program may not fully cover us for losses we may incur. In addition, as a result of a number of catastrophic weather and other events in the United States, insurance companies have incurred substantial losses and accordingly in many cases they have substantially reduced the nature and amount of insurance coverage available to the market, have broadened exclusions, and/or have substantially increased the cost of such coverage. It is likely that the tight insurance markets will continue into the foreseeable future. A partially or completely uninsured claim against us (including liabilities associated with cleanup or remediation at our facilities), if successful and of sufficient magnitude, could have a material adverse effect on our business, financial condition and results of operations. Any future difficulty in obtaining insurance could also impair our ability to secure future contracts, which may be conditioned upon the availability of adequate insurance coverage. In addition, claims associated with risks we have retained under our self-insurance programs may exceed our recorded reserves, which could negatively impact future earnings. See Note 3, Summary of Significant Accounting Policies to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure about our self-insurance liabilities and related costs.
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
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, landfills, cost method investments and development projects. In addition, we have considerable unamortized assets, including goodwill. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (1) any operation or other asset that is being sold, permanently shut down or impaired or has not generated or is not expected to generate sufficient cash flow; (2) any landfill or development project, or growth oriented investment that is not expected to be successfully completed or generate a sufficient return on investment; or (3) any goodwill or other intangible assets that are determined to be impaired.
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
Certain groups of our employees have chosen to be represented by unions, and we have negotiated collective bargaining agreements with these groups. The negotiation of collective bargaining agreements could divert management attention and result in increased operating expenses and lower net income (or increased net loss). If we are unable to negotiate acceptable collective bargaining agreements, we may be subject to union-initiated work stoppages, including strikes. Depending on the type and duration of any labor disruptions, our revenues could decrease and our operating expenses could increase, which could adversely affect our financial condition, results of operations and cash flows. As of January 31, 2026, approximately 5% of our employees were represented by unions.
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
Alternatives to landfill disposal could reduce our disposal volumes and adversely affect our revenues and operating results.
Many of the states and local jurisdictions in which we operate require counties and municipalities to adopt solid waste management plans designed to reduce landfill disposal through source reduction, recycling, composting, organics diversion, and similar programs. Certain jurisdictions also restrict or prohibit the disposal of specific waste streams, such as yard waste and organics, in landfills. In addition, many of our customers are voluntarily increasing diversion to alternatives to landfill disposal and reducing the amount of waste they generate. Large commercial and industrial customers increasingly have adopted zero-waste or landfill-diversion goals, and some jurisdictions have enacted, or are considering, regulations such as extended producer responsibility, organics diversion, and minimum recycled content requirements.
While these initiatives support environmental sustainability and climate goals, they have reduced, and are expected to continue to reduce, landfill disposal volumes and may adversely affect demand for and pricing of landfill disposal services. As a result, we may not be able to operate our landfills at historical volumes or maintain current pricing levels. If we are unable to expand or adapt our service offerings to manage diverted waste streams or support customers’ waste reduction objectives, our financial condition and results of operations could be adversely affected.

Risks Related to Technology and Information Security
We are upgrading our technology infrastructure and there can be no assurance that our efforts will be completed on the projected timetable or that our investment will result in the expected gains.
Upgrades to our technology infrastructure are ongoing and include a comprehensive Lead to Cash solution, on-board computers, dynamic route optimization, procurement optimization, e-commerce platforms, digital customer engagement platforms, cybersecurity initiatives, and other systems that we believe will improve our internal processes and the productivity of our employees and enhance customer engagement. These upgrades are complex and our operations are increasingly dependent on technology, and there can be no assurance that these initiatives will be implemented successfully or that they will result in the expected productivity gains, revenue growth or operating cost reductions within our anticipated timeline, or at all. Delays in deploying new systems could adversely affect or temporarily disable all or a portion of our operations or impede our ability to timely collect and report financial results in accordance with applicable laws and regulations. In addition, if we are unable to successfully implement, secure, or benefit from new or emerging technologies, or if competitors obtain advantages through exclusive or more effective use of such technologies, we may be at a competitive disadvantage in our business, and our results of operations could be negatively affected.
Significant disruptions in our information technology systems or cybersecurity incidents could negatively impact our business and our relationships with customers, adversely affecting our financial results and exposing us to litigation risk.
We use computer technology, including computer and information networks, in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our customers and for our employees to be able to process transactions and provide information that we feel is necessary to manage our business. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with our customers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. System failures could also impede our ability to collect and report financial results timely or comply with regulations associated with our operations. In addition, the use of our information technology systems give rise to cybersecurity risks, including security breach, computer viruses, sabotage or espionage, ransomware attacks, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about us and our business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. Further, as we pursue our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented and continue to implement measures to prevent security breaches and cyber incidents, our preventive or detection measures and incident response efforts may not be entirely effective, especially as cybersecurity attacks continue to evolve and become more sophisticated, often are not recognized until launched against a target and may be difficult to detect for a long time. We are also exposed to cybersecurity risk with respect to data and other information that may be shared with third parties in connection with our business operations, if such third parties become subject to security breaches or other releases of information. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data.
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

Inability to effectively adopt and manage artificial intelligence technologies could adversely affect our business, results of operations, and competitive position.
We are evaluating and may increasingly incorporate artificial intelligence, including generative artificial intelligence, into certain aspects of our operations, customer engagement, and internal processes, including route optimization, asset utilization, pricing, forecasting and decision support. The development, adoption, and use of artificial intelligence technologies are evolving rapidly and remain subject to uncertainty. If we are unable to effectively integrate artificial intelligence into our systems and processes, realize anticipated efficiencies or insights, or otherwise adapt to the use of artificial intelligence, our ability to compete and operate efficiently could be adversely affected. Further, emerging technologies may require substantial investment and present risks to our existing business model.
The use of artificial intelligence also presents risks, including the potential for inaccurate, biased, or inconsistent outputs; privacy, data protection, and cybersecurity concerns; risks associated with automated or assisted decision-making; and the potential exposure or misuse of confidential or proprietary information. In addition, artificial intelligence technologies are subject to existing and evolving laws and regulations, including those relating to intellectual property, privacy, data protection, and cybersecurity, and may give rise to increased compliance costs, litigation, or reputational harm. Ineffective or inadequate development, testing, deployment, or oversight of artificial intelligence systems by us or our third-party vendors could result in unintended consequences and increased operating costs. If we are unable to effectively manage the benefits and risks of artificial intelligence, our business, financial condition and results of operations could be adversely affected.
Risks Related to Our Indebtedness
We have substantial debt and have the ability to incur additional debt. The principal and interest payment obligations of such debt may restrict our future operations.
As of December 31, 2025, we had $1,168.6 million of outstanding principal indebtedness (excluding $26.6 million of outstanding letters of credit issued under our $800.0 million term loan A facility, and $700.0 million revolving line of credit facility with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”)). As of December 31, 2025, we had $673.4 million of unused commitments remaining under the Credit Facility, subject to customary borrowing conditions, and $123.8 million in cash and cash equivalents available to help meet our short-term and long-term liquidity needs, as well as $93.1 million of restricted cash to be used for the Mountain State Waste Acquisition. We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement.
This amount of indebtedness, our ability to incur additional indebtedness, and our debt service requirements may limit our financial flexibility to access additional capital and make capital expenditures and other investments in our business, to withstand economic downturns and interest rate increases, to plan for or react to changes in our business and our industry, or to comply with the financial and other covenants included in the Credit Facility. We may also be subject to higher interest expense based on how we perform against financial and other covenants. Additionally, if we do not comply with financial and other covenants, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing Credit Facility or seeking additional equity capital.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
We have specific processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and customer information from unauthorized access or attack, as well as secure our networks and systems. These processes are periodically assessed against the National Institute of Standards and Technology Cybersecurity Framework and encompass physical, procedural, and technical safeguards. They include documented response plans, routine system testing, incident response exercises, and ongoing review of policies and procedures to identify risks and improve effectiveness. These processes also include identity and access management controls designed to limit access to systems and data based on role and business need, and to help reduce the risk of unauthorized access. Cybersecurity risk management processes are reviewed at least annually and updated as appropriate based on risk assessments, operational changes and evolving threats.
We engage external parties to supplement our internal capabilities and to assess our cyber maturity and readiness on a periodic basis. This includes being party to a managed services agreement with an external party for incident response; engaging an external party for comprehensive cybersecurity assessment, opportunity prioritization, initiative road mapping and cyber project delivery; and engaging additional external parties to assist with critical cyber-related infrastructure such as firewall maintenance and upgrade initiatives. While utilizing third-party service providers presents risk, we assess all third-party service providers for their qualifications before engaging them and monitor such providers throughout the term of the engagement in order to help identify and manage cybersecurity risks associated with these relationships.
Based on an assessment using the previously described cybersecurity risk management processes, we do not believe that there are currently any risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. Like other companies, we face ongoing cybersecurity risks, which we seek to identify, assess and manage through our cybersecurity risk management processes.
The Audit Committee of our Board of Directors (“Audit Committee”) provides direct oversight over cybersecurity risk and acts in an advisory capacity to our management team, primarily, as it relates to cybersecurity, our Chief Transformation Officer (“CTO”), and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives quarterly updates from management regarding cybersecurity matters, and is notified between such updates regarding significant new cybersecurity threats or incidents.
Our CTO leads the operational oversight of our company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. This includes the utilization of a security operations center which deploys overlapping layers of security technology, monitoring, and staff for incident response. Should an incident arise, we, led by our CTO, follow a documented incident response plan, which includes activating retained third-party incident response specialists. The CTO’s cybersecurity expertise is derived from over 30 years of experience in information technology, consulting, and technology transformation through ever-progressing leadership roles. Our CTO is supported by a dedicated team of cybersecurity professionals in addition to managed services and retained external experts.
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
Our principal property and equipment consists of land, landfills, finance lease right-of-use assets, buildings, machinery and equipment, rolling stock and containers. At January 31, 2026, we operated eight subtitle D landfills, four of which we own and four of which we lease; one landfill permitted to accept C&D materials that we own; 72 transfer stations, 40 of which we own, 12 of which we lease and 20 of which we operate under a contract; 86 solid waste collection facilities, 53 of which we own, 32 of which we lease and one of which we operate under a contract; 32 recycling processing facilities, 18 of which we own, 11 of which we lease and three of which we operate under a contract; two landfill gas-to-energy facilities that we own; and 44 corporate office and other administrative facilities, 20 of which we own and 24 of which we lease (See “Operational Overview” in Item 1. “Business” of this Annual Report on Form 10-K for property information by operating segment and location). We believe that our property and equipment are adequately maintained and sufficient for our current operations.

ITEM 3. LEGAL PROCEEDINGS
The information required by this Item is provided in Note 13, Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1.0 million or More
Item 103 of the Securities and Exchange Commission's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions will not equal or exceed a specified threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Pursuant to Item 103, we have determined such disclosure threshold to be $1.0 million.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock trades on the Nasdaq Global Select Market (“Nasdaq Stock Market”) under the symbol CWST. There is no established trading market for our Class B common stock. As of January 31, 2026, there were approximately 1,000 holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
The stock performance graph below compares the percentage change in cumulative stockholder return on our Class A common stock for the period from December 31, 2020 through December 31, 2025, with the cumulative total return on the Russell 2000 Index and Peer Group. The stock performance graph assumes the investment on December 31, 2020 of $100.00 in our Class A common stock at the closing price on such date, in the Russell 2000 Index and the Peer Group, and that dividends are reinvested. No dividends have been declared or paid on our Class A common stock.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Casella Waste Systems, Inc.	$100.00	$137.89	$128.02	$137.95	$170.80	$158.10
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
Peer Group	$100.00	$141.22	$133.06	$158.84	$187.88	$199.99

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

Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 31, 2024 (“fiscal year 2024”) compared to our financial condition and results of operations for the fiscal year ended December 31, 2023 (“fiscal year 2023”), is included under the heading Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 18, 2025.
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
We provide integrated solid waste services with operating locations in eleven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, Delaware, New Jersey, Maryland and West Virginia, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
For financial information concerning our reportable operating segments refer to Note 21. Segment Reporting to our consolidated financial statements included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
As of January 31, 2026, we owned and/or operated 86 solid waste collection operations, 72 transfer stations, 32 recycling and processing facilities, eight Subtitle D landfills, two landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition materials.
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
In January 2026, we expanded our geographic footprint when we acquired the assets of RGL, Inc. (dba Mountain State Waste), which consists of collection operations in West Virginia and a transfer station operation in southwestern Pennsylvania (the “Mountain State Waste Acquisition”).
In the fiscal year ended December 31, 2025 (“fiscal year 2025”), we acquired nine businesses: five tuck-in collection operations in our Mid-Atlantic region, two tuck-in collection operations in our Western region, a recycling business in our Resource Solutions operating segment, and a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments. Total consideration for acquisitions completed in fiscal year 2025 was $229.8 million, including $223.4 million in cash, $7.4 million in holdbacks, contingent consideration and other amounts owed, partially offset by $(1.0) million of open working capital settlements due from sellers.

In fiscal year 2024, we acquired eight businesses: four of which are in our Mid-Atlantic region, including the purchase of all the equity interests of Whitetail Disposal, Inc. and the assets of LMR Disposal, LLC, which together include collection operations in eastern Pennsylvania and western New Jersey; two of which are in our Western region, including the purchase of all equity interests of Royal Carting and Welsh Sanitation and related real estate assets, which consist of collection and transfer operations in the middle and lower Hudson Valley regions of New York as well as western Connecticut; and two of which are tuck-in operations in our Eastern region. Total consideration for acquisitions completed in fiscal year 2024 was $467.9 million, including $469.2 million in cash, $1.7 million in holdbacks, contingent consideration and other amounts owed, partially offset by $(3.0) million of open working capital settlements due from sellers.
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
Results of Operations
Revenues
We manage our solid waste operations, which include a comprehensive range of non-hazardous solid waste services, on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions. In fiscal year 2025, we moved certain operations between our regional operating segments, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. For additional information, see Note 21, Segment Reporting, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Revenues associated with our solid waste operations are derived mainly from fees charged to customers for solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services and processing services in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity, electricity capacity and renewable energy credits, along with the rights to, generation and sale of renewable natural gas and related tax credits at certain of our landfill facilities. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations includes processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

The table below shows revenue attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Fiscal Year Ended December 31,				$ Change
	2025		2024
Collection	$1,196.1	65.1%	$961.8	61.8%	$234.3
Disposal	263.0	14.3%	246.7	15.8%	16.3
Landfill gas-to-energy	7.6	0.4%	8.0	0.5%	(0.4)
Processing	10.2	0.6%	10.9	0.7%	(0.7)
Solid waste operations	1,476.9	80.4%	1,227.4	78.8%	249.5
Processing	133.6	7.3%	130.5	8.4%	3.1
National Accounts	226.3	12.3%	199.4	12.8%	26.9
Resource Solutions operations	359.9	19.6%	329.9	21.2%	30.0
Total revenues	$1,836.8	100.0%	$1,557.3	100.0%	$279.5
Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of total solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2025 vs Fiscal Year 2024
	Amount	% Growth
Price	$60.1	4.9%
Volume	(11.2)	(0.9)%
Intercompany transfers to National Accounts	(5.0)	(0.4)%
Surcharges and other fees	8.9	0.7%
Commodity price and volume	(1.4)	(0.1)%
Acquisitions	198.1	16.1%
Solid waste revenues	$249.5	20.3%

The most significant items impacting the change in our solid waste revenues during fiscal year 2025 are summarized below:
•Price increased solid waste revenues, including higher collection pricing of $47.9 million, or 5.0% as a percentage of collection revenues, and higher disposal pricing of $12.2 million, or 4.9% as a percentage of disposal revenues, primarily associated with our transfer stations and to a lesser extent landfills;
•Volume decreased solid waste revenues, driven by lower collection volumes of $(7.5) million, or (0.8)% as a percentage of collection revenues, and lower disposal volumes of $(3.6) million, or (1.5)% as a percentage of disposal revenues, related to lower transfer station and transportation volumes; and
•Acquisitions increased solid waste revenues due to the partial year impact of the acquisition of nine businesses in fiscal year 2025, as well as the rollover impact of eight acquisitions completed in fiscal year 2024.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period change in Resource Solutions revenues.
Operating Expenses
A summary of our cost of operations, general and administration and depreciation and amortization expenses (dollars in millions and as a percentage of total revenues) is as follows:

	Fiscal Years Ended December 31,				$ Change
	2025		2024

Cost of operations	$1,216.6	66.2%	$1,027.3	66.0%	$189.3
General and administration	$224.2	12.2%	$190.8	12.2%	$33.4
Depreciation and amortization	$306.8	16.7%	$234.9	15.1%	$71.9

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
A summary of the major components of our cost of operations (dollars in millions and as a percentage of total revenues) is as follows:

	Fiscal Years Ended December 31,				$ Change
	2025		2024
Direct costs	$424.7	23.1%	$363.0	23.3%	$61.7
Direct labor costs	297.0	16.2%	237.6	15.3%	59.4
Direct operational costs	121.7	6.6%	114.2	7.3%	7.5
Fuel costs	65.6	3.6%	56.8	3.6%	8.8
Maintenance and repair costs	163.0	8.8%	133.6	8.7%	29.4
Other operational costs	144.6	7.9%	122.1	7.8%	22.5
Total	$1,216.6	66.2%	$1,027.3	66.0%	$189.3
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the change in our cost of operations during fiscal year 2025 are summarized below:
•Direct costs increased in aggregate dollars primarily due to acquisitions and higher third-party disposal rates.
•Direct labor costs increased primarily due to acquisitions and higher wage and benefit rates.
•Direct operational costs increased in aggregate dollars primarily due to (i) acquisitions, (ii) higher expense related to insurance claims, (iii) legal penalties associated with leachate management at a landfill we own in our Eastern region, (iv) higher accretion expense associated with changes in the timing and cost estimates of our capping, closure and post-closure obligations, (v) higher landfill operating lease amortization as well as host community fees and royalties primarily related to higher landfill tonnages at a landfill we lease in our Western region, and (vi) general cost inflation; partially offset by (a) lower short-term rental expense primarily in our Western region, counteracting higher short term rental expense in our Mid-Atlantic region related to growth and the timing of the delivery of fleet vehicles and (b) lower leachate disposal costs. See Note 13, Commitments and Contingencies, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure regarding the legal penalties accrual.
•Fuel costs increased in aggregate dollars due to acquisitions, partially offset by slightly lower average diesel fuel prices. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K for additional information regarding our fuel costs.
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
A summary of the major components of our general and administration expense (dollars in millions and as a percentage of total revenues) is as follows:

	Fiscal Years Ended December 31,				$ Change
	2025		2024
Labor costs	$151.0	8.2%	$126.1	8.1%	$24.9
Professional fees	12.3	0.7%	13.0	0.8%	(0.7)
Provision for expected credit losses	1.8	0.1%	2.9	0.2%	(1.1)
Other	59.1	3.2%	48.8	3.1%	10.3
Total	$224.2	12.2%	$190.8	12.2%	$33.4
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars in fiscal year 2025 primarily due to (i) acquisition activity, including increased labor costs, (ii) escalation of salary, wage, and benefit costs, (iii) higher accruals related to incentive compensation, and (iv) higher costs associated with information technology; partially offset by a decreased provision for expected credit losses in our Mid-Atlantic region related to improved expected collection of our accounts receivable and lower legal expense associated with employee separation.
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
A summary of the major components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) follows:

	Fiscal Year Ended December 31,				$ Change
	2025		2024
Depreciation expense	$168.4	9.2%	$133.9	8.6%	$34.5
Landfill amortization expense	61.9	3.4%	44.5	2.9%	17.4
Other amortization expense	76.5	4.1%	56.5	3.6%	20.0
Total	$306.8	16.7%	$234.9	15.1%	$71.9

Depreciation and amortization expense increased in fiscal year 2025 primarily due to (i) acquisitions, including the impact of amortization of acquired intangibles, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to higher landfill volumes in our Western and Mid-Atlantic regions, and changes in cost and other assumptions.

Expense from Acquisition Activities
In fiscal years 2025 and 2024, we recognized expenses of $24.2 million and $24.9 million, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses. Fiscal year 2024 included a charge for an increase in the reserve against accounts receivable of the businesses acquired in our acquisition of the equity interests of four wholly-owned subsidiaries of GFL Environmental Inc. ( “GFL Acquisition”) as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business. See Note 5, Business Combinations, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure regarding acquisition activity.
Organics Facility Closure Charge
In fiscal year 2025, we ceased operation of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products.
A summary of our organics facility closure charge (in millions) follows:

	Fiscal Year Ended December 31,
	2025	2024
Closure and post-closure charges (1)	$0.8	$—
Soil remediation charge (2)	0.5	—
Other costs (3)	0.1	—
Organics facility closure charge	$1.4	$—
(1)We recorded a charge associated with our closure and post-closure obligations related to closing the site.
(2)We recorded an environmental remediation charge associated with an obligation incurred for corrective action linked to soil remediation at the site. See Note 13, Commitments and Contingencies, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure.
(3)We recorded other costs as incurred, and expect additional costs, associated with ceasing operations at the facility.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated the plan to cease operations of our landfill located in Southbridge, Massachusetts (“Southbridge Landfill”) and later closed it in November 2018 when the Southbridge Landfill reached its final capacity.
In fiscal year 2024, we recorded a non-cash charge of $8.4 million, which is associated with our receipt of a final closure permit (the “Closure Permit”) from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third-party inspections, inspection of the final cover, leachate sampling, post-closure monitoring, and other post-closure requirements. We revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit. See Note 10, Final Capping, Closure and Post-Closure Costs, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure regarding our landfill final capping, closure and post-closure costs.
Landfill Capping (Recovery) Charge - Veneer Failure
In fiscal year 2024, we recorded a recovery of $(1.7) million associated with a veneer failure that occurred in fiscal year 2023 at a Subtitle D landfill we operate located in Seneca, New York, consisting of both (i) a partial reversal of historical payments written off after an engineering evaluation determined that a portion of the area affected by the veneer failure was deemed to still be viable as well as (ii) a recovery of operating expenses incurred during the clean-up of the affected capping material as part of a settlement with a third party. See Note 10, Final Capping, Closure and Post-Closure Costs, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure over our remaining estimated costs associated with obligations for final capping, closure and post-closure of our landfills.

Other expenses
Interest Expense, net
Our interest expense, net increased $0.6 million in fiscal year 2025 due to (i) lower interest income related to lower average interest rates combined with lower average cash balances and (ii) interest expense remaining mostly flat due to higher average debt balances being offset by lower average interest rates.
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
Provision for Income Taxes
Our provision for income taxes was $5.2 million in fiscal year 2025 and $7.5 million in fiscal year 2024. For fiscal year 2025, the provision for income taxes includes $2.4 million of current income taxes and $2.8 million of deferred income taxes. The provision for income taxes in fiscal year 2024 included $0.6 million of current income taxes and $6.9 million of deferred income taxes. The effective rate for the fiscal year 2025 was 39.7% and was computed based on the statutory rate of 21% adjusted primarily for state taxes, non-deductible officer compensation and an increase in the effective state rate due to tax attributes in certain states requiring a valuation allowance, partially offset by tax deductible equity compensation in excess of book expense. This effective rate was greater than the 35.7% effective rate for the fiscal year 2024, primarily due to differences in the valuation allowance of attributes, state income taxes and other discrete items.
On July 4, 2025, H.R.1 – One Big Beautiful Bill Act (the “OBBB Act”) was enacted. The OBBB Act addresses a wide range of changes including reinstating 100% bonus depreciation eligible for qualified assets. The OBBB Act also restores the EBITDA-based computation of interest expense limitations under Section 163(j) of the Internal Revenue Code among other income tax items; any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation. We have evaluated the impacts of the OBBB Act, both federal and state, for those provisions that impact fiscal year 2025. We will continue to evaluate the impacts of the OBBB Act for any further changes relating to state conformity to OBBB Act for future years.
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted. The TCJ Act significantly changed U.S. corporate income tax laws by, among other things, changing carryforward rules for net operating losses. Depending on bonus depreciation and other elections made on our 2025 federal tax return when filed, we project federal net operating losses generated of $123 million after 2017 and $1 million before 2017, totaling $124 million, to be carried forward to 2026. These will be carried forward indefinitely but generally the amount generated after 2017 may only offset up to 80% of taxable income earned in a tax year.
Segment Reporting
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We manage our solid waste operations on a geographic basis through regional operating segments, our Eastern, Western and Mid-Atlantic regions. We manage our resource renewal operations through the Resource Solutions operating segment. In fiscal year 2025, we moved certain operations between our regional operating segments to align geographically, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation, resulting in operating income (loss) by segment reported in fiscal year 2024 to have been updated. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment.

A summary of revenues by reportable operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2025	2024
Eastern	$472.6	$443.8	$28.8
Western	663.2	561.5	101.7
Mid-Atlantic	341.1	222.1	119.0
Resource Solutions	359.9	329.9	30.0
Total	$1,836.8	$1,557.3	$279.5

A summary of operating income (loss) by operating segment (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2025	2024
Eastern	$72.6	$62.7	$9.9
Western	121.2	111.7	9.5
Mid-Atlantic	(20.4)	(19.6)	(0.8)
Resource Solutions	29.2	28.4	0.8
Corporate Entities	(138.9)	(110.4)	(28.5)
Total	$63.7	$72.8	$(9.1)
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Eastern region solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2025 vs Fiscal Year 2024
	Amount	% Growth
Price	$20.8	4.7%
Volume	(7.1)	(1.6)%
Surcharges and other fees	0.4	0.1%
Commodity price and volume	(0.4)	(0.1)%
Acquisitions	15.1	3.4%
Solid waste revenues	$28.8	6.5%

Solid waste revenues increased in fiscal year 2025 as compared to the prior year, primarily driven by (i) higher collection pricing of $16.5 million, or 5.1% as a percentage of collection revenues, (ii) the contribution from acquisitions, and (iii) higher disposal pricing of $4.3 million, or 3.9% as a percentage of disposal revenues; partially offset by (a) lower disposal volume of $(6.0) million, or (5.4)% as a percentage of disposal revenues, primarily related to transfer stations, and (b) lower collection volume of $(1.1) million, or (0.3)% as a percentage of collection revenues.
Operating income increased in fiscal year 2025 by $9.9 million as compared to the prior year. The year-over-year increase was driven by (i) revenue growth, described above, (ii) fiscal year 2024 including a charge related to the Southbridge Landfill, (iii) lower leachate disposal costs, and (iv) lower accruals related to incentive compensation; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (b) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, (c) higher expense related to insurance claims, (d) legal penalties associated with leachate management at a landfill we own, (e) higher expense from acquisition activities, (f) increased depreciation expense due to acquisitions and investment in property and equipment, (g) lower contributions related to intercompany subcontracting with our National Accounts business, and (h) general cost inflation, including for disposal, labor, and maintenance costs.
See further discussion about the expense from acquisition activities and the charge related to the Southbridge Landfill above in “Operating Expenses”.

Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Western region solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2025 vs Fiscal Year 2024
	Amount	% Growth
Price	$31.7	5.7%
Volume	(3.7)	(0.7)%
Surcharges and other fees	2.9	0.5%
Commodity price and volume	(1.0)	(0.2)%
Acquisitions	71.8	12.8%
Solid waste revenues	$101.7	18.1%
Revenues increased in fiscal year 2025 as compared to the prior year, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $23.9 million, or 5.7% as a percentage of collection revenues, (iii) higher disposal pricing of $7.8 million, or 5.9% as a percentage of disposal revenues, and (iv) higher disposal volume of $0.2 million, or 0.1% as a percentage of disposal revenues, related to higher transfer station volumes, counteracted by lower landfill and transportation volumes; partially offset by lower collection volume of $(3.9) million, or (0.9)% as a percentage of collection operations.
Operating income increased in fiscal year 2025 by $9.5 million as compared to the prior year. The year-over-year increase was due to (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, (iii) lower leachate disposal costs, (iv) lower expense from acquisition activities, and (v) lower short-term equipment rental costs related to the timing of the delivery of fleet vehicles; partially offset by (a) higher directs costs associated with increased transfer station volumes, (b) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (c) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, as well as higher landfill volumes, (d) higher landfill operating lease amortization as well as host community fees and royalties primarily related to higher landfill tonnages at a landfill we lease, (e) higher expense related to insurance claims, (f) increased depreciation expense due to acquisitions and investment in property and equipment, (g) general cost inflation, including for disposal, labor, and maintenance costs, and (h) the recovery in fiscal year 2024 related to the landfill capping veneer failure.
See further discussion about the expense from acquisition activities and the landfill capping (recovery) charge - veneer failure above in “Operating Expenses”.
Mid-Atlantic Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Mid-Atlantic region solid waste revenues) follows:

	Period-to-Period Change For Fiscal Year 2025 vs Fiscal Year 2024
	Amount	% Growth
Price	$7.6	3.4%
Volume	(0.3)	(0.1)%
Intercompany transfers to National Accounts	(5.0)	(2.2)%
Surcharges and other fees	5.5	2.3%
Acquisitions	111.2	50.1%
Solid waste revenues	$119.0	53.5%
Revenues increased in fiscal year 2025 as compared to the prior year, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $7.5 million, or 3.5% as a percentage of collection revenues, (iii) higher surcharges and other fees due to higher revenues associated with legacy fuel cost recovery programs from acquired businesses, and (iv) higher disposal volume of $2.2 million, or 50.4% as a percentage of disposal revenues, primarily related to landfill operations; partially offset by (a) the internal transfer of customers and associated revenues previously managed under the Mid-Atlantic operating segment to the Resource Solutions operating segment, and (b) lower collection volume of $(2.5) million, or (1.1)% as a percentage of collection operations.

The operating loss increased by $(0.8) million in fiscal year 2025 as compared to the prior year. The year-over-year increase was due to (i) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (ii) increased depreciation expense due to acquisitions and investment in property and equipment, (iii) higher short-term equipment rental costs related to growth and the timing of the delivery of fleet vehicles, (iv) higher landfill amortization expense primarily due to higher landfill volumes, (v) higher expense related to insurance claims, and (vi) general cost inflation, including for disposal, labor, and maintenance costs; partially offset by (a) revenue growth, described above, (b) higher contributions related to intercompany subcontracting with our National Accounts business, (c) a decreased provision for expected credit losses related to improved expected collection of our accounts receivable, and (d) lower expense from acquisition activities, partly due to fiscal year 2024 including a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business.
See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Resource Solutions
A summary of the period-to-period change in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change For Fiscal Year 2025 vs Fiscal Year 2024
	Amount	% Growth
Price	$3.1	0.9%
Volume	21.0	6.4%
Intercompany transfers from solid waste	5.0	1.5%
Facility closure	(1.9)	(0.6)%
Surcharges and other fees	(0.4)	(0.1)%
Acquisitions	3.2	1.0%
Resource Solutions revenues	$30.0	9.1%
Resource Solutions revenues increased in fiscal year 2025 as compared to the prior year, primarily driven by (i) higher tipping fees of $14.2 million, or 13.1% as a percentage of related revenues, primarily related to contract structures that work to offset recycled commodity price movements, (ii) higher National Accounts business volumes related to new business growth of $13.2 million, or 6.6% as a percentage of National Accounts revenues, (iii) National Accounts business pricing growth of $8.7 million, or 4.4% as a percentage of National Accounts revenues, (iv) higher recycling volumes of $8.6 million, or 8.0% as a percentage of related revenues, (v) the internal transfer of customers and associated revenues previously managed under the Mid-Atlantic operating segment to the Resource Solutions operating segment, (vi) the contribution from acquisitions and (vii) higher other processing price of $0.6 million, or 2.8% as a percentage of related revenues; partially offset by (a) lower recycled commodity price of $(20.4) million, or (18.9)% as a percentage of related revenues, (b) lower other processing revenues associated with an organic residuals composting facility in Maine that ceased operations in fiscal year 2025, and (c) lower other processing volumes of $(0.9) million, or (3.9)% as a percentage of related revenues.
Operating income increased in fiscal year 2025 by $0.8 million as compared to the prior year. The year-over-year increase was due to (i) revenue growth, described above and (ii) lower expense from acquisition activities; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including the impact of amortization of acquired intangibles, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) a charge associated with the ceasing of operations in fiscal year 2025 of an organic residuals composting facility in Maine, (d) higher intercompany expenses related to the subcontracting of our National Accounts business, and (e) general cost inflation, including for disposal, labor, and maintenance costs.
See further discussion about the expense from acquisition activities and the organics facility closure charge above in “Operating Expenses”.
Corporate Entities
Corporate Entities operating loss reflects costs, including legal, tax, information technology, human resources, certain finance and accounting and other administrative functions, depreciation and amortization expense and certain expense from acquisition activities, which are not allocated to our reportable operating segments.

Operating loss increased in fiscal year 2025 by $(28.5) million from the prior year due primarily to (i) higher costs associated with supporting acquired businesses, (ii) general cost inflation for salaries, wages, benefits and other overhead costs including those associated with information technology, marketing, sales and community relations efforts, (iii) higher accruals related to incentive compensation, (iv) higher depreciation expense associated with back office financial system infrastructure and (v) higher expense from acquisition activities; partially offset by lower legal expense associated with employee separation. See further discussion about the expense from acquisition activities above in “Operating Expenses”.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of December 31, 2025, we had $673.4 million of undrawn capacity under our $700.0 million revolving credit facility (“Revolving Credit Facility”) and $123.8 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs, as well as $93.1 million of restricted cash to be used for the Mountain State Waste Acquisition. We expect existing cash, cash equivalents and restricted cash non-current, combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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
A summary of balance sheet items relevant to our liquidity (in millions) follows:

	December 31,
	2025	2024	$ Change
Cash, cash equivalents and restricted cash	$123.8	$383.3	$(259.5)
Current assets, excluding cash, cash equivalents and restricted cash	$245.5	$230.0	$15.5
Restricted cash and assets	$96.3	$2.5	$93.8
Total current liabilities:
Current liabilities, excluding current maturities of debt	$268.2	$264.7	$3.5
Current maturities of debt	25.7	42.6	(16.9)
Total current liabilities	$293.9	$307.3	$(13.4)
Debt, less current portion, excluding unamortized debt issuance costs	$1,142.9	$1,105.5	$37.4
Current assets, excluding cash, cash equivalents and restricted cash, increased $15.5 million, and current liabilities, excluding current maturities of debt, increased $3.5 million in fiscal year 2025, resulting in a $12.0 million increase in working capital, net (defined as current assets, excluding cash, cash equivalents and restricted cash, minus current liabilities, excluding current maturities of debt) from $(34.7) million as of December 31, 2024 to $(22.7) million as of December 31, 2025.

Summary of Cash Flow Activity
Cash, cash equivalents and restricted cash, including non-current, decreased $(166.4) million in fiscal year 2025. A summary of cash flows (in millions) follows:

	Fiscal Year Ended December 31,		$ Change
	2025	2024
Net cash provided by operating activities	$329.8	$281.4	$48.4
Net cash used in investing activities	$(469.1)	$(670.6)	$201.5
Net cash (used in) provided by financing activities	$(27.1)	$551.6	$(578.7)
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2025	2024
Net income	$7.9	$13.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306.8	234.9
Interest accretion on landfill and environmental remediation liabilities	14.7	11.6
Amortization of debt issuance costs	3.0	3.0
Stock-based compensation	14.2	12.2
Operating lease right-of-use assets expense	22.1	17.8
Other items and charges, net	2.0	13.0
Landfill capping recovery - veneer failure	—	(0.9)
Deferred income taxes	3.3	6.9
	374.0	312.0
Changes in assets and liabilities, net	(44.2)	(30.6)
Net cash provided by operating activities	$329.8	$281.4
Net cash provided by operating activities increased $48.4 million in fiscal year 2025 as compared to fiscal year 2024. This was the result of business growth, including from acquisition activity; partially offset by an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in fiscal year 2025 as compared to fiscal year 2024, see “Results of Operations” included in this Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2025	2024
Acquisitions, net of cash acquired	$(224.2)	$(468.6)
Additions to property and equipment	(245.0)	(203.2)
Additions to intangible assets	(0.7)	(0.3)
Proceeds from sale of property and equipment	0.8	1.4
Proceeds from property insurance settlement	—	0.1
Net cash used in investing activities	$(469.1)	$(670.6)

A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In fiscal year 2025, we acquired nine businesses, which included $(223.4) million of cash consideration, and made $(0.8) million in payments on businesses previously acquired, as compared to fiscal year 2024 during which we acquired eight businesses, which included $(469.2) million of cash consideration, and received $0.6 million, net in cash after working capital settlements, holdbacks and other consideration owed payments.
Capital expenditures. Capital expenditures were $(41.8) million higher in fiscal year 2025 as compared to fiscal year 2024 primarily due to acquisition activity and increased investment in our fleet and facilities; partially offset by lower landfill development spend.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Fiscal Year Ended December 31,
	2025	2024
Proceeds from debt borrowings	$91.5	$846.8
Principal payments on debt	(116.4)	(783.7)
Payments of debt issuance costs	(2.2)	(6.6)
Proceeds from the exercise of share-based awards	—	0.3
Proceeds from the public offering of Class A Common Stock	—	496.2
Payments of debt modification costs	—	(1.4)
Net cash (used in) provided by financing activities	$(27.1)	$551.6
A summary of the most significant items affecting the change in our financing cash flows follows:
Debt activity. Net cash associated with debt activity decreased $(88.0) million in fiscal year 2025 compared to fiscal year 2024 primarily due to the timing of financing activities related to our industrial revenue bonds and entering into a second amended and restated credit agreement (the “Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (the “Prior Credit Agreement”) in fiscal year 2024, and debt payments, including quarterly debt repayments on the term loan facilities associated with the Prior Credit Agreement in fiscal year 2024. See Note 12, Debt, to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure regarding financing activities.
Payments of debt issuance costs. We paid $(2.2) million of debt issuance costs in fiscal year 2025 related to financing activities associated with our industrial revenue bonds as compared to $(6.6) million of debt issuance costs in fiscal year 2024 primarily related to refinancing activities associated with entering into the Credit Agreement.
Payment of debt modification costs. We paid $(1.4) million of agent fees and other third-party costs in fiscal year 2024 associated with refinancing the Credit Agreement.

Proceeds from the public offering of Class A Common Stock. In fiscal year 2024, we completed a public offering of 5.2 million shares of our Class A common stock at a public offering price of $100.00 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496.2 million. The net proceeds from this offering were used to repay borrowings under our Revolving Credit Facility, to fund acquisition activity and for general corporate purposes.

Outstanding Long-Term Debt
Credit Facility
As of December 31, 2025, we are party to the Credit Agreement, which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2025, further advances were available under the Credit Facility in the amount of $673.4 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.6 million, and as of December 31, 2025, no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of December 31, 2025, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Fiscal Year Ended December 31, 2025	Covenant Requirements at December 31, 2025
Maximum consolidated net leverage ratio (1)	2.34	4.00
Minimum interest coverage ratio	7.56	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,068.6 million as of December 31, 2025, or $1,168.6 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of December 31, 2025. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended December 31, 2025
Net cash provided by operating activities	$329.8
Changes in assets and liabilities, net of effects of acquisitions and divestitures	44.3
Stock based compensation	(14.2)
Operating lease right-of-use assets expense	(10.1)
Other items and charges, net	(2.0)
Interest expense, less amortization of debt issuance costs	59.5
Provision for income taxes, net of deferred income taxes	1.9
Adjustments as allowed by the Credit Agreement (1)	47.5
Consolidated EBITDA	$456.7
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on Consolidated EBITDA.

In addition to the financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. We do not believe that these restrictions impact our ability to meet future liquidity needs. As of December 31, 2025, we were in compliance with all covenants contained in the Credit Agreement.
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
Based on the seasonality of our business, operating results in the late fall, winter and early spring months are generally lower than the remainder of our fiscal year. Given the cash flow impact that this seasonality, the capital intensive nature of our business and the timing of debt payments has on our business, we could incur higher debt borrowings in order to meet our liquidity needs during these times. Consequently, our availability and performance against our financial covenants may tighten during these times as well.
Tax-Exempt Financings and Other Debt
As of December 31, 2025, we had outstanding $273.5 million aggregate principal amount of tax-exempt bonds, $94.0 million aggregate principal amount of finance leases and $1.1 million aggregate principal amount of notes payable.
See Note 12, Debt to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for disclosure regarding our debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual cash obligations (in thousands) as of December 31, 2025. These obligations are reflected in our consolidated balance sheet and include obligations with scheduled maturities, as well as significant obligations pertaining to accrued environmental remediation liabilities, accrued closure and post-closure obligations relating to an organic residuals composting facility that ceased operations in fiscal year 2025 and final capping, closure and post-closure asset retirement obligations at our landfills. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented (in thousands).

	Less than one year	1 - 3 years	3 - 5 years	More than 5 years	Total
Debt	$25,735	$57,916	$841,994	$242,987	$1,168,632
Interest (1)	58,301	113,671	67,615	160,485	400,072
Non-cancellable operating leases	8,937	14,875	10,187	39,052	73,051
Landfill operating lease contracts	6,915	11,789	8,437	11,805	38,946
Pension plan contributions	147	282	294	847	1,570
Organics facility closure and post-closure	598	52	18	349	1,017
Environmental remediation	1,245	582	609	3,094	5,530
Final capping, closure and post-closure	9,764	56,867	33,659	311,988	412,278
Total contractual cash obligations (2)	$111,642	$256,034	$962,813	$770,607	$2,101,096

(1)Based on debt balances as of December 31, 2025. Interest obligations related to variable rate debt were calculated using variable rates in effect at December 31, 2025.
(2)Contractual cash obligations do not include accounts payable or accrued liabilities, which will be paid in the fiscal year ending December 31, 2026.
We have no contractual obligations related to unrecognized tax benefits at December 31, 2025. For further description regarding contractual obligations, see Note 8, Leases, Note 10, Final Capping, Closure and Post-Closure Costs, Note 12, Debt, Note 13, Commitments and Contingencies, Note 16, Employee Benefit Plans and Note 18, Other Items and Charges to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Inflation
Inflationary increases in costs have materially affected, and may continue to materially affect, our operating margins and cash flows. However, we believe that our flexible pricing structures and cost recovery fees are allowing us to recover and will continue to allow us to recover certain inflationary costs from our customer base. Consistent with industry practice, most of our contracts and service agreements provide for a pass-through of certain costs to our customers, including increases in landfill tipping fees and in most cases fuel costs, intended to mitigate the impact of inflation on our operating results. We have also implemented a number of operating efficiency programs that seek to improve productivity and reduce our service costs, and our fuel cost recovery programs, primarily the energy component of our energy and environmental fee (“E&E Fee(s)”), which is designed to recover escalating fuel price fluctuations above a periodically reset floor. Despite these programs, competitive factors may require us to absorb at least a portion of these cost increases. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of this Annual Report on Form 10-K for additional information regarding our fuel cost recovery programs. Additionally, management’s estimates associated with inflation have had, and will continue to have, an impact on our accounting for landfill and environmental remediation liabilities.
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
Under life-cycle accounting, all costs related to acquisition and construction of landfill sites are capitalized and charged to expense based on tonnage placed into each site. Landfill permitting, acquisition and preparation costs are amortized on the units-of-consumption method as landfill airspace is consumed. In determining the amortization rate for each of our landfills, preparation costs include the total estimated costs to complete construction of the landfills’ permitted and expansion capacity. The average amortization rate per ton for our landfills during fiscal years 2025 and 2024 was $7.87 and $7.52, respectively.

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
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable represent receivables from customers for collection, transfer, recycling, disposal and other services. Our accounts receivable are recorded when billed or when related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. The carrying value of our accounts receivable, net of allowance for credit losses represents its estimated net realizable value. Estimates are used in determining our allowance for credit losses based on, among other things, our historical loss trends, the age of outstanding accounts receivable, and current and expected economic conditions. Additions charged to expense in fiscal year 2025 consider the current economic conditions and the potential impact to our customers’ ability to pay for services that we have provided. Our reserve is evaluated and revised on a quarterly basis. Past due accounts receivable are written off when deemed to be uncollectible. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses to our consolidated financial statements under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure about changes to the allowance for credit losses.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2025. As of October 1, 2025, our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. The fair value of our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units exceeded its carrying value by in excess of 35%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2025 or 2024. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Intangible assets consist primarily of covenants not-to-compete, customer relationships and trade names. Intangible assets are recorded at fair value as of the date of each acquisition, primarily using discounted cash flow analyses, and are amortized based on the economic benefit provided or using the sum of years digits or straight-line methods over their estimated useful lives. Significant judgments inherent in these analyses include the determination of appropriate discount rates and the amount and timing of expected future cash flows. Covenants not-to-compete, customer relationships, and trade names are typically amortized over a term of no more than 10 years. See Note 5, Business Combinations and Note 9, Goodwill and Intangible Assets to our consolidated financial statements included under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further disclosure.
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
If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment occurs. Estimating future cash flows requires significant judgment and projections may vary from the cash flows eventually realized. We incurred no impairment of long-lived assets in fiscal years 2025 or 2024. However, there can be no assurance that long-lived assets will not be impaired at any time in the future.
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

Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. In fiscal year 2025, our maximum exposure per individual event under the workers’ compensation plan was $1.5 million. In fiscal year 2025, our minimum and maximum exposure per individual event under the automobile plan were up to $2.5 million and $4.5 million, respectively. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $31.6 million and $24.9 million as of December 31, 2025 and December 31, 2024, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
Contingent Liabilities
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable, and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liabilities. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable. We record losses related to contingencies in cost of operations or general and administration expenses, depending on the nature of the underlying transaction leading to the loss contingency. See Note 13, Commitments and Contingencies to our consolidated financial statements included under Item 8. “Financial Statement and Supplementary Data” of this Annual Report on Form 10-K for disclosure about loss contingencies, as applicable.
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
Based on our consumption levels in the last twelve months ended December 31, 2025, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.40 cent per gallon change in the price of diesel fuel would change our direct fuel costs by approximately $5.9 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of December 31, 2025, and considering recently closed acquisitions, we believe a $0.40 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $5.6 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third-party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
Our fuel costs were $65.6 million in fiscal year 2025, or 3.6% of revenue, compared to $56.8 million in fiscal year 2024, or 3.6% of revenue.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound materials recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of December 31, 2025, we were not party to any commodity hedging agreements.
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
As of both December 31, 2025 and December 31, 2024, our active interest rate derivative agreements had a total notional amount of $515.0 million. According to the terms of the agreements, we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%. These agreements mature or have matured between February 2026 and June 2028.
As of December 31, 2025, we have $368.6 million of fixed rate debt in addition to the $515.0 million fixed through our interest rate derivative agreements. We had interest rate risk relating to $285.0 million of long-term debt as of December 31, 2025. The interest rate on the variable rate portion of long-term debt was 5.3% at December 31, 2025. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our annual interest expense would change by up to approximately $2.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Casella Waste Systems, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Landfill Accounting
As described in Note 3 of the financial statements, the Company capitalizes landfill acquisition and development costs and charges those costs to expense on a units-of-consumption method as landfill airspace is consumed. In addition, the Company accrues an asset retirement obligation for estimated capping, closure and post-closure costs related to its landfills. As described in Note 7 of the financial statements, as of December 31, 2025, the Company’s landfill assets totaled $894.1 million, and the associated amortization expense for the year ended December 31, 2025 was $62.0 million. As described in Note 10 of the financial statements, as of December 31, 2025, the Company estimated its accrued capping, closure and post-closure costs at $192.7 million. The landfill asset amortization and accrued capping, closure and post-closure costs are based on estimates of future cash flows, which require significant assumptions and estimates about the future operations and retirement of each landfill. Management estimates the costs and timing of expected future cash flows based on various assumptions at each individual landfill including:
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
Valuation of Certain Property and Equipment and Intangible Assets in Certain Business Combinations
As described in Note 5 of the financial statements, the Company completed the acquisition of nine businesses during the year ended December 31, 2025, for total consideration of $229.8 million. The Company accounted for these transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed primarily based on their fair values, including identified property and equipment of $55.1 million and identifiable intangible assets of $53.1 million. Of the identified property and equipment and identifiable intangible assets acquired, the most significant included machinery and equipment of $42.7 million and customer relationship intangible assets of $49.4 million. The Company estimated the fair value of these assets using a combination of cost, market, and income approaches, which required management to make significant estimates and assumptions.
We identified the valuation of machinery and equipment and customer relationships assets in certain business combinations completed by the Company during the year ended December 31, 2025, as a critical audit matter because of the significant estimates and assumptions management used in the fair value determination. Auditing management’s selection of the cost and market assumptions related to the valuation of the machinery and equipment assets and the forecasts of future revenue and expenses and the selection of the attrition and discount rates related to the valuation of the customer relationships required a high degree of auditor judgment and an increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.
Our audit procedures related to the valuation of machinery and equipment and customer relationships assets acquired in certain business combinations included the following, among others:
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
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Casella Waste Systems, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Casella Waste Systems, Inc.’s (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 20, 2026, expressed an unqualified opinion
Basis for Opinion
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
As discussed in Management’s Report on Internal Control Over Financial Reporting, management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025: Cottage Carting, Inc., Eastern Waste & Recycling, LLC, and Old Sawmill LLC (collectively, Cottage Carting); Central Recycling Cooperative, Inc. (CRC); and K&D Disposal, Inc. and K&D Container Services (collectively, K&D), because they were acquired by the Company during 2025 and have not yet been fully incorporated into the Company’s internal controls over financial reporting. We have also excluded Cottage Carting, CRC, and K&D from our report of internal controls over financial reporting as of December 31, 2025. Collectively, Cottage Carting, CRC, and K&D represent total assets and revenues of approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ RSM US LLP
Boston, Massachusetts
February 20, 2026

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash, cash equivalents and restricted cash	$123,773	$383,303
Accounts receivable, net of allowance for credit losses of $7,082 and $8,515, respectively	178,068	165,917
Prepaid expenses	29,930	23,047
Other current assets	37,510	41,038
Total current assets	369,281	613,305
Property and equipment, net of accumulated depreciation and amortization of $1,495,563 and $1,302,324, respectively	1,289,409	1,164,815
Operating lease right-of-use assets	105,252	98,050
Goodwill	1,120,056	1,002,266
Intangible assets, net	290,855	313,468
Restricted cash and assets	96,265	2,499
Cost method investments	10,967	10,967
Other non-current assets	21,241	24,698
Total assets	$3,303,326	$3,230,068
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	December 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$25,735	$42,619
Current operating lease liabilities	11,952	10,291
Accounts payable	102,468	111,087
Accrued payroll and related expenses	36,316	32,620
Contract liabilities	45,153	50,690
Current accrued capping, closure and post-closure costs	7,562	3,224
Other accrued liabilities	64,716	56,786
Total current liabilities	293,902	307,317
Debt, less current portion	1,128,927	1,090,632
Operating lease liabilities, less current portion	72,513	64,449
Accrued capping, closure and post-closure costs, less current portion	185,160	169,006
Deferred income taxes	18,965	19,089
Other long-term liabilities	35,150	28,736
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,526,000 and 62,370,000 shares issued and outstanding, respectively	625	624
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding; 10 votes per share	10	10
Additional paid-in capital	1,697,143	1,679,878
Accumulated deficit	(125,114)	(132,985)
Accumulated other comprehensive (loss) income, net of tax	(3,955)	3,312
Total stockholders' equity	1,568,709	1,550,839
Total liabilities and stockholders' equity	$3,303,326	$3,230,068
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenues	$1,836,841	$1,557,283	$1,264,542
Operating expenses:
Cost of operations	1,216,605	1,027,336	832,038
General and administration	224,219	190,754	155,847
Depreciation and amortization	306,835	234,907	170,705
Expense from acquisition activities	24,174	24,879	15,038
Organics facility closure charge	1,339	—	—
Southbridge Landfill closure charge	—	8,385	467
Landfill capping (recovery) charge - veneer failure	—	(1,739)	3,870
Legal settlement	—	—	6,150
	1,773,172	1,484,522	1,184,115
Operating income	63,669	72,761	80,427
Other expense (income):
Interest income	(9,948)	(10,428)	(10,741)
Interest expense	62,544	62,411	47,578
Debt modification expense	—	1,396	—
Loss from termination of bridge financing	—	—	8,191
Other income	(1,979)	(1,666)	(1,646)
Other expense, net	50,617	51,713	43,382
Income before income taxes	13,052	21,048	37,045
Provision for income taxes	5,181	7,512	11,646
Net income	$7,871	$13,536	$25,399
Basic earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,462	59,576	55,174
Basic earnings per common share	$0.12	$0.23	$0.46
Diluted earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,565	59,681	55,274
Diluted earnings per common share	$0.12	$0.23	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended December 31,
	2025	2024	2023
Net income	$7,871	$13,536	$25,399
Other comprehensive (loss) income, before tax:
Hedging activity:
Interest rate swap settlements	3,619	8,543	6,259
Interest rate swap amounts reclassified into interest expense	(3,546)	(8,442)	(6,361)
Unrealized (loss) gain resulting from changes in fair value of derivative instruments	(10,368)	6,088	(13,102)
Other comprehensive (loss) income	(10,295)	6,189	(13,204)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(3,028)	1,797	(4,582)
Other comprehensive (loss) income, net of tax	(7,267)	4,392	(8,622)
Comprehensive income	$604	$17,928	$16,777
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF
STOCKHOLDERS' EQUITY
(in thousands)

	Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2022	$497,900	50,704	$507	988	$10	$661,761	$(171,920)	$7,542
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,231	6,053	61	—	—	496,170	—	—
Issuances of Class A common stock	1,799	250	2	—	—	1,797	—	—
Stock-based compensation	9,084	—	—	—	—	9,084	—	—
Comprehensive income:
Net income	25,399	—	—	—	—	—	25,399	—
Other comprehensive loss
Hedging activity	(8,622)	—	—	—	—	—	—	(8,622)
Balance, December 31, 2023	1,021,791	57,007	570	988	10	1,168,812	(146,521)	(1,080)
Issuance of Class A common stock - equity offering, net of stock issuance costs	496,245	5,175	52	—	—	496,193	—	—
Issuances of Class A common stock	2,689	188	2	—	—	2,687	—	—
Stock-based compensation	12,186	—	—	—	—	12,186	—	—
Comprehensive income:
Net income	13,536	—	—	—	—	—	13,536	—
Other comprehensive income
Hedging activity	4,392	—	—	—	—	—	—	4,392
Balance, December 31, 2024	1,550,839	62,370	624	988	10	1,679,878	(132,985)	3,312
Issuances of Class A common stock	3,049	156	1	—	—	3,048	—	—
Stock-based compensation	14,217	—	—	—	—	14,217	—	—
Comprehensive income:
Net income	7,871	—	—	—	—	—	7,871	—
Other comprehensive loss
Hedging activity	(7,267)	—	—	—	—	—	—	(7,267)
Balance, December 31, 2025	$1,568,709	62,526	$625	988	$10	$1,697,143	$(125,114)	$(3,955)

The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$7,871	$13,536	$25,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,835	234,907	170,705
Interest accretion on landfill and environmental remediation liabilities	14,718	11,601	9,885
Amortization of debt issuance costs	3,023	2,960	2,962
Stock-based compensation	14,217	12,186	9,084
Operating lease right-of-use assets expense	22,140	17,784	15,318
Other items and charges, net	1,954	12,980	708
Loss from termination of bridge financing	—	—	8,191
Landfill capping (recovery) charge - veneer failure	—	(889)	3,021
Deferred income taxes	3,262	6,894	7,392
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(3,599)	1,253	(39,436)
Landfill operating lease contract expenditures	(6,765)	(5,486)	(5,496)
Accounts payable	(8,562)	(13,634)	41,592
Prepaid expenses, inventories and other assets	(6,739)	(12,519)	(8,172)
Accrued expenses, contract liabilities and other liabilities	(18,579)	(218)	(8,061)
Net cash provided by operating activities	329,776	281,355	233,092
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(224,213)	(468,628)	(851,839)
Additions to property and equipment	(245,071)	(203,227)	(154,907)
Additions to intangible assets	(672)	(280)	—
Proceeds from sale of property and equipment	809	1,380	1,110
Proceeds from property insurance settlement	—	146	—
Net cash used in investing activities	(469,147)	(670,609)	(1,005,636)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	91,500	846,750	465,000
Principal payments on debt	(116,341)	(783,684)	(26,257)
Payments of debt issuance costs	(2,232)	(6,619)	(12,759)
Proceeds from the exercise of share based awards	—	349	89
Proceeds from the public offering of Class A Common Stock	—	496,245	496,231
Payments of debt modification costs	—	(1,396)	—
Net cash (used in) provided by financing activities	(27,073)	551,645	922,304
Net (decrease) increase in cash, cash equivalents and restricted cash, including non-current	(166,444)	162,391	149,760
Cash, cash equivalents and restricted cash, beginning of period	383,303	220,912	71,152
Cash, cash equivalents and restricted cash, including non-current, end of period	$216,859	$383,303	$220,912
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Fiscal Year Ended December 31,
	2025	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$58,969	$61,217	$43,588
Income tax (refunds) payments, net	$(154)	$6,776	$10,109
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Non-current assets acquired through long-term financing obligations	$45,311	$30,551	$12,322
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
We provide integrated solid waste services with operating locations in eleven states: Vermont, New Hampshire, New York, Massachusetts, Connecticut, Maine, Pennsylvania, New Jersey, Delaware, Maryland and West Virginia, with our headquarters located in Rutland, Vermont. We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions, each of which provides a comprehensive range of non-hazardous solid waste services. We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment.
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
2.    ACCOUNTING CHANGES
The following table provides a brief description of a recent Accounting Standards Update (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that we adopted in the fiscal year ended December 31, 2025 (“fiscal year 2025”):

Standard	Description	Effect on the Financial Statements or Other Significant Matters
ASU No. 2023-09: Improvements to Income Tax Disclosures (Topic 740)	Requires entities to provide additional disclosure related to the transparency and decision usefulness of income tax disclosures, including additional disclosure around the rate reconciliation and income taxes paid.
We adopted this guidance on a prospective basis effective December 31, 2025, and its adoption had an impact on our income tax disclosures within our consolidated financial statements and accompanying notes. See Note 17, Income Taxes for enhanced disclosure.

The following table provides a brief description of recent ASUs to the ASC issued by the FASB that are pending adoption as of December 31, 2025 and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

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
This guidance is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. This guidance will be applied on a prospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. This guidance will be applied on either a prospective, retrospective or modified transition basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ASU No. 2025-09: Derivatives and Hedging (Topic 815)
Clarifies certain aspects of the guidance on hedge accounting to more closely align hedge accounting with the economics of an entity’s risk management activities by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. Upon adoption of this guidance, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge.

This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist of cash, cash equivalents and restricted cash, restricted investment securities, accounts receivable and derivative instruments. We maintain cash, cash equivalents and restricted cash and restricted investment securities with banks that at times exceed applicable insurance limits. We reduce our exposure to credit risk by maintaining such deposits with high quality financial institutions. Our concentration of credit risk with respect to accounts receivable is limited because of the large number and diversity of customers we serve, thus reducing the credit risk associated with any one customer group. As of December 31, 2025, no single customer or customer group represented greater than 5% of total accounts receivable. We manage credit risk through credit evaluations, credit limits, and monitoring procedures, but generally do not require collateral to support accounts receivable. We reduce our exposure to credit risk associated with derivative instruments by entering into agreements with high quality financial institutions and by evaluating and regularly monitoring their creditworthiness.
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
Landfill Development Costs
We estimate the total cost to develop each of our landfill sites to its remaining permitted and expansion capacity (see landfill development costs discussed within the “Property and Equipment” accounting policy above). The projection of these landfill costs is dependent, in part, on future events. The remaining amortizable basis of each landfill includes costs to develop a site to its remaining permitted and expansion capacity and includes amounts previously expended and capitalized, net of accumulated airspace amortization, and projections of future purchase and development costs including capitalized interest. The interest capitalization rate is based on our weighted average interest rate incurred on borrowings outstanding during the period. Interest capitalized during the fiscal year 2025, the fiscal year ended December 31, 2024 (“fiscal year 2024”) and the fiscal year ended December 31, 2023 (“fiscal year 2023”) was $773, $1,085 and $643, respectively.
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
Our estimated future final capping, closure and post-closure costs, based on our interpretation of current requirements and proposed regulatory changes, are intended to approximate fair value. Absent quoted market prices, our cost estimates are based on historical experience, professional engineering judgment and quoted or actual prices paid for similar work. Our estimate of costs to discharge final capping, closure and post-closure asset retirement obligations for landfills are developed in today’s dollars. These costs are then inflated to the period of performance using an estimate of inflation, which is updated annually (2.9% as of December 31, 2025). Final capping, closure and post-closure liabilities are then discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred. The weighted average rate applicable to our asset retirement obligations as of December 31, 2025 is between approximately 6.0% and 9.9%, the range of the credit adjusted risk free rates effective since the adoption of guidance associated with asset retirement obligations. Accretion expense is necessary to increase the accrued final capping, closure and post-closure liabilities to the future anticipated obligation. To accomplish this, we accrete our final capping, closure and post-closure accrual balances using the same credit-adjusted risk-free rate that was used to calculate the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense on recorded landfill liabilities amounted to $14,502, $11,350 and $9,529 in fiscal years 2025, 2024 and 2023, respectively.
We provide for the accrual and amortization of estimated future obligations for closure and post-closure based on tonnage placed into each site. With regards to final capping, the liability is recognized, and the costs are amortized based on the remaining airspace related to the specific final capping event. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure about asset retirement obligations related to final capping, closure and post-closure costs and Note 18, Other Items and Charges for disclosure about the write-off and subsequent partial recovery of historical payments for capping work associated with a veneer failure in fiscal year 2023 at a Subtitle D landfill we operate located in Seneca, New York (“Ontario County Landfill”).
We operate in states which require a certain portion of landfill final capping, closure and post-closure obligations to be secured by financial assurance, which may take the form of surety bonds, letters of credit and restricted investment securities. Surety bonds securing closure and post-closure obligations at December 31, 2025 and December 31, 2024 totaled $301,472 and $266,466, respectively. There are no letters of credit securing closure and post-closure obligations as of December 31, 2025 and December 31, 2024. See Note 15, Fair Value of Financial Instruments for disclosure about restricted investment securities securing closure and post-closure obligations.

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
Intangible Assets. Intangible assets consist primarily of covenants not-to-compete, customer relationships, and trade names. Intangible assets are recorded at fair value as of the date of each acquisition, primarily using discounted cash flow analyses, and are amortized based on the economic benefit provided or using the sum of years digits or straight-line methods over their estimated useful lives. Significant judgments inherent in these analyses include the determination of appropriate discount rates and the amount and timing of expected future cash flows. Covenants not-to-compete, customer relationships and trade names are typically amortized over a term of no more than 10 years. See Note 9, Goodwill and Intangible Assets for disclosure about intangible assets.

Investments in Unconsolidated Entities
Investments in unconsolidated entities over which we have significant influence over the investees’ operating and financing activities are accounted for under the equity method of accounting. As of December 31, 2025 and December 31, 2024, we had no investments accounted for under the equity method of accounting. Investments in affiliates in which we do not have the ability to exert significant influence over the investees’ operating and financing activities are accounted for under the cost method of accounting. As of December 31, 2025 and December 31, 2024, we had cost method investments totaling $10,967 and $10,967, respectively.
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
Self-Insurance Liabilities and Related Costs
We are self-insured for vehicles and workers’ compensation with reinsurance coverage limiting our maximum exposure. In fiscal year 2025, our maximum exposure per individual event under the workers’ compensation plan was $1,500. In fiscal year 2025, our minimum and maximum exposure per individual event under the automobile plan were up to $2,500 and $4,500, respectively. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is determined by management with the assistance of a third-party actuary and reflected in our consolidated balance sheets as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The actuarial-determined liability is calculated based on historical data, which considers both the frequency and settlement amount of claims. Our self-insurance reserves totaled $31,616 and $24,949 as of December 31, 2025 and December 31, 2024, respectively. Our estimated accruals for these liabilities could be significantly different than our ultimate obligations if variables such as the frequency or severity of future events differ significantly from our assumptions.
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
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. We make rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third parties. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in fiscal years 2025, 2024, or 2023 from performance obligations satisfied in previous periods.
Contract receivables, which are included in Accounts receivable, net, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $181,616 and $162,916 as of December 31, 2025 and December 31, 2024, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. Contract liabilities of $45,153 and $50,690 as of December 31, 2025 and December 31, 2024, respectively, are presented separately on the consolidated balance sheets. Due to the short-term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2024 and December 31, 2023 was recognized as revenue during fiscal years 2025 and 2024, respectively, when the services were performed. See Note 4, Revenue Recognition for disclosure over revenues by applicable service line.
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
We elected to perform a quantitative analysis as part of our annual goodwill impairment test for fiscal year 2025. As of October 1, 2025, our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units indicated that the fair value of each reporting unit exceeded its carrying amount, including goodwill. In each case of our Eastern, Western, Mid-Atlantic and Resource Solutions reporting units, the fair value of each reporting unit exceeded its carrying value by in excess of 35%. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in fiscal years 2025, 2024 or 2023. However, there can be no assurance that goodwill will not be impaired at any time in the future.
Cost Method Investments. We monitor and assess the carrying value of our cost method investments throughout the year for potential impairment and write them down to their fair value when other-than-temporary declines exist. We incurred no impairment of cost method investments in fiscal year 2025, 2024 or 2023. There can be no assurance that our cost method investments will not be impaired at any time in the future.
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
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of December 31, 2025 through the date of this filing of the consolidated financial statements with the SEC on this Annual Report on Form 10-K and determined that, except as disclosed, there have been no material subsequent events that have occurred since December 31, 2025 through the date of this filing that would require recognition or disclosure in our consolidated financial statements.

4.    REVENUE RECOGNITION
We disaggregate our revenues by applicable service line as follows: collection, landfill, transfer, transportation, landfill gas-to-energy, processing and National Accounts.
Collection
Collection revenues are principally generated by providing solid waste collection and disposal services to our customers. Services may be provided as needed or as scheduled. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants.
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
Landfill gas-to-energy
Landfill gas-to-energy services primarily consist of the generation and sale of electricity from landfill gas-to-energy facilities located at certain of our landfills; the reservation of electric generating capacity to be used by customers on demand; the sale of RECs; and providing the related rights to, generation and sale of, renewable natural gas (“RNG”) and related tax credits from landfill RNG facilities located at certain of our landfills.
Processing
Processing services consist of the receipt of recycled, sludge or other organic materials at one of our materials recovery, processing or disposal facilities, where it is then sorted, mixed and/or processed, and then disposed of or sold. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, and commodity sales, primarily comprised of newspaper, corrugated containers, plastics, ferrous and aluminum, and organic materials.
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
A table of revenues disaggregated by service line and timing of revenue recognition by operating segment follows:

Fiscal Year Ended December 31, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$353,838	$508,765	$333,462	$—	$1,196,065
Landfill	31,284	61,805	4,607	—	97,696
Transfer station	71,476	68,028	3,003	—	142,507
Transportation	6,137	16,706	—	—	22,843
Landfill gas-to-energy	1,244	6,356	—	—	7,600
Processing	8,630	1,528	—	133,658	143,816
National Accounts	—	—	—	226,314	226,314
Total revenues	$472,609	$663,188	$341,072	$359,972	$1,836,841

Transferred at a point-in-time	$381	$2,392	$—	$50,016	$52,789
Transferred over time	472,228	660,796	341,072	309,956	1,784,052
Total revenues	$472,609	$663,188	$341,072	$359,972	$1,836,841
Fiscal Year Ended December 31, 2024(1)

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$322,973	$420,998	$217,813	$—	$961,784
Landfill	30,541	61,602	2,602	—	94,745
Transfer station	74,314	55,345	1,711	—	131,370
Transportation	5,911	14,684	8	—	20,603
Landfill gas-to-energy	1,661	6,297	—	—	7,958
Processing	8,364	2,592	—	130,459	141,415
National Accounts	—	—	—	199,408	199,408
Total revenues	$443,764	$561,518	$222,134	$329,867	$1,557,283

Transferred at a point-in-time	$471	$2,516	$—	$58,273	$61,260
Transferred over time	443,293	559,002	222,134	271,594	1,496,023
Total revenues	$443,764	$561,518	$222,134	$329,867	$1,557,283
Fiscal Year Ended December 31, 2023(1)

	Eastern	Western	Mid-Atlantic (2)	Resource Solutions	Total Revenues
Collection	$286,604	$339,272	$84,714	$—	$710,590
Landfill	28,275	69,792	2,934	—	101,001
Transfer station	71,318	50,711	926	—	122,955
Transportation	5,482	15,109	35	—	20,626
Landfill gas-to-energy	806	5,811	—	—	6,617
Processing	7,999	1,955	—	105,997	115,951
National Accounts	—	—	—	186,802	186,802
Total revenues	$400,484	$482,650	$88,609	$292,799	$1,264,542

Transferred at a point-in-time	$463	$2,731	$—	$34,654	$37,848
Transferred over time	400,021	479,919	88,609	258,145	1,226,694
Total revenues	$400,484	$482,650	$88,609	$292,799	$1,264,542
(1)Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation. See Note 21, Segment Reporting for further disclosure.

(2)Operations under the Mid-Atlantic region commenced July 1, 2023.
5.     BUSINESS COMBINATIONS
In January 2026, we expanded our geographic footprint when we acquired the assets of RGL, Inc. (dba Mountain State Waste), which consists of collection operations in West Virginia and a transfer station operation in southwestern Pennsylvania (“Mountain State Waste Acquisition”).
In fiscal year 2025, we acquired nine businesses: five tuck-in collection operations in our Mid-Atlantic region, two tuck-in collection operations in our Western region, a recycling business in our Resource Solutions operating segment, and a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments.
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
The operating results of the businesses acquired prior to December 31, 2025 have been included in the accompanying audited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill.
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
Goodwill acquired is primarily associated with the value of acquired businesses, based on the current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill associated with acquisitions completed in fiscal year 2025 are expected to be deductible for tax purposes.
Due to the uniformity of the businesses acquired, both operationally and tangibly through the nature of the assets acquired, and intangibly, through the acquisition of customer lists, covenants not-to-compete and trade names, we believe aggregated disclosure information is more relevant and useful to financial statement users than individualized disclosure of the separate acquisitions in accordance with FASB ASC 805 - Business Combinations.

A summary of the purchase price paid and the purchase price allocation for acquisitions follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Purchase Price:
Cash used in acquisitions, net of cash acquired of $—, $11,687, and $1,014, respectively	$223,365	$469,159	$846,711
Settlements due from sellers	(1,037)	(2,987)	(2,873)
Holdbacks, contingent consideration and other	7,435	1,689	2,729
Total consideration	229,763	467,861	846,567
Allocated as follows:
Current assets (1)	9,007	15,992	19,524
Property and equipment:
Land	4,850	7,026	8,440
Buildings and improvements	7,587	9,878	28,411
Machinery, equipment and other	42,690	89,995	177,916
Operating lease right-of-use assets	10,655	5,222	11,786
Intangible assets:
Trade names	514	12,470	4,320
Covenants not-to-compete	3,237	10,997	30,860
Customer relationships	49,370	104,762	145,393
Deferred tax asset (liability)	230	(20,392)	(9,058)
Current liabilities	(4,947)	(27,755)	(21,417)
Other long-term liabilities	—	—	(828)
Operating lease liabilities, less current portion	(9,583)	(5,092)	(9,939)
Fair value of assets acquired and liabilities assumed	113,610	203,103	385,408
Excess purchase price to be allocated to goodwill	$116,153	$264,758	$461,159
(1)Includes contract receivables in fiscal year 2025, 2024 and 2023 of $8,470, $12,936 and $17,002, respectively. Substantially all of contractual amounts are expected to be collected.
Purchase price allocations for fiscal year 2025 transactions are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for fiscal year 2025 are subject to change. Amounts in the fiscal years 2024 and 2023 are preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired. The initial accounting for transactions that closed subsequent to December 31, 2025, but before the financial statements are issued, remains incomplete upon issuance.

Unaudited pro forma combined information that shows our operational results as though each acquisition completed through December 31, 2025 had occurred as of January 1, 2023 is as follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Revenues	$1,871,520	$1,806,201	$1,759,745
Operating income	$65,294	$66,987	$80,482
Net income	$8,603	$8,377	$20,704

Basic earnings per share attributable to common stockholders:
Basic weighted average shares outstanding	63,462	59,576	55,174
Basic earnings per common share	$0.14	$0.14	$0.38
Diluted earnings per share attributable to common stockholders:
Diluted weighted average shares outstanding	63,565	59,681	55,274
Diluted earnings per common share	$0.14	$0.14	$0.37
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 2023, or the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.
6.    ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR CREDIT LOSSES
A summary of the changes to allowance for credit losses follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$8,515	$4,066	$3,016
Additions - charged to expense (1)	1,789	5,987	2,468
Additions - reserve for acquired receivables with credit deterioration	1,002	870	—
Deductions - write offs charged against the allowance, net of recoveries	(4,224)	(2,408)	(1,418)
Balance at end of period	$7,082	$8,515	$4,066
(1)Includes a charge recorded in fiscal year 2024 in expense from acquisition activities for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business. See Note 18, Other Items and Charges for disclosure regarding expense from acquisition activities.

7.     PROPERTY AND EQUIPMENT
A summary of property and equipment is as follows:

	December 31,
	2025	2024
Land	$67,191	$56,010
Landfills	894,080	859,602
Finance lease right-of-use assets	166,085	128,159
Buildings and improvements	355,180	303,170
Machinery and equipment	354,628	318,391
Rolling stock	595,232	490,571
Containers	352,576	311,236
Total property and equipment (1)	2,784,972	2,467,139
Less: accumulated depreciation and amortization	(1,495,563)	(1,302,324)
Property and equipment, net	$1,289,409	$1,164,815
(1)Includes construction-in-process of $65,941 and $104,686 at December 31, 2025 and December 31, 2024, respectively, that have not been placed in service and, therefore, have not begun depreciating.
Depreciation expense for fiscal years 2025, 2024 and 2023 was $168,410, $133,928 and $99,249, respectively. Landfill amortization expense for fiscal years 2025, 2024 and 2023 was $61,950, $44,498 and $40,419, respectively.

8.     LEASES
A schedule of lease costs and other lease information follows:

	Fiscal Year Ended December 31,
	2025	2024
Lease cost:
Amortization of right-of-use assets	$11,691	$9,216
Interest expense	3,605	2,594

Fixed lease cost - vehicles, equipment and property	10,085	8,021
Fixed lease cost - landfill operating leases	12,055	9,763
Fixed lease cost	22,140	17,784

Short-term lease cost	10,671	9,603
Variable lease cost	792	780
Total lease cost	$48,899	$39,977

Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows for finance leases	$20,931	$12,071
Operating cash flows for operating leases	$14,041	$11,884
Right-of-use assets obtained in exchange for new finance lease liabilities	$45,311	$28,723
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,221	$11,686

		December 31, 2025
Weighted-average remaining lease term - finance leases (years)		4.7
Weighted-average remaining lease term - operating leases (years)		10.1
Weighted-average discount rate - finance leases		4.7%
Weighted-average discount rate - operating leases		5.3%
Estimated minimum future lease obligations as of December 31, 2025 for each of the next five fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
Fiscal year ending December 31, 2026	$15,852	$29,121
Fiscal year ending December 31, 2027	15,069	17,722
Fiscal year ending December 31, 2028	11,595	16,454
Fiscal year ending December 31, 2029	10,685	14,219
Fiscal year ending December 31, 2030	7,939	12,299
Thereafter	50,857	17,838
Total lease payments	111,997	107,653
Less: interest	(27,532)	(13,618)
Lease liability balance	$84,465	$94,035

9.     GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reportable operating segment is as follows:

	December 31, 2024 (1)	Acquisitions	Business Combination Adjustments	December 31, 2025
Eastern	$89,544	$20,989	$—	$110,533
Western	357,143	11,437	2,455	371,035
Mid-Atlantic	510,917	74,037	(818)	584,136
Resource Solutions	44,662	9,690	—	54,352
Total	$1,002,266	$116,153	$1,637	$1,120,056

	December 31, 2023 (1)	Acquisitions	Business Combination Adjustments	December 31, 2024 (1)
Eastern	$88,865	$774	$(95)	$89,544
Western	263,519	92,825	799	357,143
Mid-Atlantic	338,812	171,159	946	510,917
Resource Solutions	44,474	—	188	44,662
Total	$735,670	$264,758	$1,838	$1,002,266
(1)December 31, 2023 and 2024 amounts, which include allocated goodwill between operating segments using a relative fair value approach, have been reclassified between regional operating segments to conform to the current period presentation. See Note 21, Segment Reporting for further disclosure.
A summary of intangible assets is as follows:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2025
Intangible assets	$74,892	$427,625	$26,309	$528,826
Less accumulated amortization	(43,041)	(176,824)	(18,106)	(237,971)
	$31,851	$250,801	$8,203	$290,855

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2024
Intangible assets	$71,568	$377,600	$25,795	$474,963
Less accumulated amortization	(34,398)	(115,305)	(11,792)	(161,495)
	$37,170	$262,295	$14,003	$313,468
Intangible amortization expense for fiscal years 2025, 2024 and 2023 was $76,475, $56,481 and $31,037, respectively.
Based on the amortizable intangible assets recorded in the consolidated balance sheets at December 31, 2025, intangible amortization expense for each of the next five fiscal years and thereafter is estimated as follows:

Fiscal year ending December 31, 2026	$69,915
Fiscal year ending December 31, 2027	$61,055
Fiscal year ending December 31, 2028	$51,961
Fiscal year ending December 31, 2029	$40,160
Fiscal year ending December 31, 2030	$28,533
Thereafter	$39,231

10.     ACCRUED FINAL CAPPING, CLOSURE AND POST-CLOSURE COSTS
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
The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Fiscal Year Ended December 31,
	2025	2024
Beginning balance	$172,230	$133,904
Obligations incurred	8,432	7,093
Revisions in estimates (1)	4,603	29,537
Accretion expense	14,502	11,350
Obligations settled (2)	(7,045)	(8,765)
Recovery of capping payments (3)	—	(889)
Ending balance	$192,722	$172,230
(1)Relates to changes in estimates and assumptions concerning anticipated waste flow, costs, including as a result of higher inflation, and timing of future final capping, closure and post-closure activities at our landfills. Fiscal year 2024 includes $8,385 related to the revision in estimates of the post-closure liability for the Town of Southbridge, Massachusetts landfill (“Southbridge Landfill”), related to the final closure permit (“Closure Permit”). See Note 18, Other Items and Charges for further disclosure over the Southbridge Landfill revision.
(2)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
(3)Relates to the recovery in fiscal year 2024 of historical payments written off associated with capping work that was deemed no longer viable due to a veneer failure at the Ontario County Landfill, which we operate, that occurred in fiscal year 2023, after an engineering evaluation determined that a portion of the affected area was still viable. See Note 18, Other Items and Charges for additional disclosure.
11.     OTHER CURRENT ASSETS
Other current assets, classified as current assets, at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Parts and supplies	$24,357	$21,539
Other current assets	13,153	19,499
Total	$37,510	$41,038

12.     DEBT
A summary of debt is as follows:

	December 31,
	2025	2024
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027, with balance due September 2029; bearing interest at 5.266% as of December 31, 2025	$800,000	$800,000
Revolving credit facility (“Revolving Credit Facility”) due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.550%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 4.250% through September 2030	37,500	40,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3 (“FAME Bonds 2005R-3”) due January 2025 - fixed rate interest period bore interest at 5.250% through paydown in January 2025	—	25,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 (“FAME Bonds 2015R-1”) due August 2035 - fixed rate interest period bore interest at 5.125% through July 2025	—	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-2 (“FAME Bonds 2015R-2”) due August 2035 - fixed rate interest period bore interest at 4.375% through July 2025	—	15,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2015R-3”) due August 2035 - fixed rate interest period bearing interest at 5.000% through August 2035	29,000	—
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.000% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	—
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.950% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.722%	94,035	69,662
Notes payable with no stated interest rate maturing through September 2028	1,097	1,500
Principal amount of debt	1,168,632	1,148,162
Less—unamortized debt issuance costs	13,970	14,911
Debt less unamortized debt issuance costs	1,154,662	1,133,251
Less—current maturities of debt	25,735	42,619
Debt, less current portion	$1,128,927	$1,090,632

Credit Facility
In September 2024, we entered into a second amended and restated credit agreement (“Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (“Prior Credit Agreement”). The Credit Agreement provides for an $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, the “Credit Facility”). A portion of the proceeds of the Credit Facility refinanced in full our term loans under the Prior Credit Agreement.
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of December 31, 2025, further advances were available under the Credit Facility in the amount of $673,418. The available amount is net of outstanding irrevocable letters of credit totaling $26,582, and as of December 31, 2025 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of December 31, 2025, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.
Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of December 31, 2025, we had outstanding $273,500 aggregate principal amount of tax-exempt bonds issued by the states of New York, Vermont, Maine and New Hampshire (collectively, the “Industrial Revenue Bonds”), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In fiscal year 2025, we completed the following transactions: (i) the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2, which bears a fixed interest rate of 4.375% through May 2032, (ii) the remarketing of $29,000 aggregate principal amount of FAME Bonds 2015R-1 and FAME Bonds 2015R-2 into a single series FAME Bonds 2015R-3, which bears a fixed interest rate of 5.000% through August 2035, and (iii) the remarketing of $37,500 aggregate principal amount of New York Bonds 2020, which bears an interest rate of 4.250% through September 2030.
In fiscal year 2024, we completed the issuance of $45,000 aggregate principal amount of FAME Bonds 2024, which bears a fixed interest rate of 4.625% through May 2035, and $25,000 of the proceeds of such issuance were used for the repayment in full of FAME Bonds 2005R-3, which matured and were repaid in January 2025.

Cash, Cash Equivalents and Restricted Cash
Restricted cash is included with restricted assets, as well as cash and cash equivalents in our consolidated balance sheets based on the nature of the underlying restrictions. Our restricted cash included with restricted assets, classified as non-current assets as of December 31, 2025, was associated with legally restricted cash held in an escrow account due to the timing of the close of the Mountain State Waste Acquisition. Our restricted cash included with cash and cash equivalents, classified as current assets as of December 31, 2024, consisted of cash proceeds from the issuance of the FAME Bonds 2024 restricted to be used for the repayment in full of FAME Bonds 2005R-3, classified as a current liability as of December 31, 2024, on its stated maturity in January 2025.
A reconciliation of cash, cash equivalents and restricted cash, including non-current, is as follows:

	December 31,
	2025	2024
Cash and cash equivalents	$123,773	$358,303
Restricted cash - current	—	25,000
Cash, cash equivalents and restricted cash	123,773	383,303
Restricted cash - non-current	93,086	—
Cash, cash equivalents and restricted cash, including non-current	$216,859	$383,303
Interest Expense
The components of interest expense are as follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Interest expense on long-term debt and finance leases	$59,827	$60,077	$44,836
Amortization of debt issuance costs (1)	3,023	2,960	2,962
Letter of credit fees	467	459	423
Less: capitalized interest	(773)	(1,085)	(643)
Total interest expense	$62,544	$62,411	$47,578
(1)Includes interest expense related to a short-term secured bridge financing entered into in connection with the GFL Acquisition and interest expense related to a short-term unsecured bridge financing entered into in connection with the Twin Bridges Acquisition of $395 and $101, respectively, during the fiscal year 2023.
Debt Modification Expense
In fiscal year 2024, we recognized debt modification expense of $1,396 associated with agent fees and other third-party costs we paid during the refinancing of the Credit Agreement.
Loss from Termination of Bridge Financing
In fiscal year 2023, we wrote-off the unamortized debt issuance costs and recognized a loss from termination of bridge financing upon the extinguishment of both a secured bridge financing agreement in connection with the GFL Acquisition of $3,718, and an unsecured bridge financing agreement in connection with the Twin Bridges Acquisition of $4,473.
Cash Flow Hedges
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in their fair value is recorded in stockholders’ equity as a component of accumulated other comprehensive (loss) income, net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. See Note 14, Stockholders’ Equity for further disclosure over the impact of cash flow hedges to accumulated other comprehensive (loss) income, net of tax. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.

A summary of the changes to the notional amount of interest rate derivative agreements follows:
As of both December 31, 2025 and December 31, 2024, our active interest rate derivative agreements had a total notional amount of $515,000. According to the terms of the agreements, we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.6%. These agreements mature or have matured between February 2026 and June 2028.
A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	December 31, 2025	December 31, 2024
Interest rate swaps	Other current assets	$2,081	$3,606
Interest rate swaps	Other non-current assets	835	4,036
Total		$2,916	$7,642

Interest rate swaps	Other accrued liabilities	$3,073	$570
Interest rate swaps	Other long-term liabilities	5,348	2,282
Total		$8,421	$2,852

Interest rate swaps	Accumulated other comprehensive (loss) income, net	$(5,505)	$4,790
Interest rate swaps - tax effect	Accumulated other comprehensive (loss) income, net	1,550	(1,478)
		$(3,955)	$3,312
Fair Value of Debt
As of December 31, 2025, the fair value of the Industrial Revenue Bonds was approximately $275,334 and the carrying value was $273,500. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
As of December 31, 2025, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
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
Future Maturities of Debt
Aggregate principal maturities of debt as of December 31, 2025 for each of the next five fiscal years and thereafter are as follows:

Fiscal year ending December 31, 2026	$25,735
Fiscal year ending December 31, 2027	23,272
Fiscal year ending December 31, 2028	34,644
Fiscal year ending December 31, 2029	795,657
Fiscal year ending December 31, 2030	46,337
Thereafter	242,987
$1,168,632
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual, net of payments of $1,815 relating to our outstanding legal proceedings as of December 31, 2025, and it is at least reasonably possible that a change in estimate will occur in the near-term. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC Subtopic 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows. See Note 18, Other Items and Charges for disclosure regarding a legal settlement charge recorded in fiscal year 2023.
Legal Proceedings
North Country Environmental Services Letter of Deficiency
On June 14, 2024, our subsidiary, North Country Environmental Services, Inc. (“NCES”), received a Letter of Deficiency (the “Letter”) from the New Hampshire Department of Environmental Services (“NHDES”) concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. On January 12, 2026, the New Hampshire Department of Justice and NCES entered into a Consent Decree resolving the alleged violations and requiring the payment of a $1,900 civil penalty, part of which may be offset through approved Supplemental Environmental Projects focused on stabilizing landfill debris impacting the Saco River, of which one such project has already been implemented. The Consent Decree is subject to court approval. The terms of the settlement allow for us to receive a credit towards the penalty for field work costs associated with a Supplemental Environmental Project. The accrual has been reduced to account for these sums that have already been paid.
Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”), for the development of new landfill capacity in New Hampshire. On April 8, 2025, GSL filed a Petition for Declaratory Judgment in the Merrimack Superior Court (“Court”) requesting that the Court find that NHDES’s denial of GSL’s application was unlawful (“Petition”). On May 9, 2025, NHDES filed an Answer to the Petition. On June 23, 2025, North Country Alliance for Balanced Change (“NCABC”) filed a Motion to Intervene, in response to which GSL filed an Objection on June 30, 2025. On July 1, 2025, a scheduling conference was held and the Court issued a Scheduling Order of the same date providing that the issues raised in the Petition appear to be a legal dispute that can be addressed by cross-motions for summary judgment, and requiring the parties to confer and submit briefing schedule proposals to the Court on or before July 18, 2025. A Joint Proposed Briefing Schedule was filed by the parties on July 17, 2025. NCABC filed a reply to GSL’s Objection to NCABC’s Motion to Intervene on July 25, 2025. On August 5, 2025, the Court issued an order granting NCABC’s Motion to Intervene. GSL timely moved for reconsideration of that order, which was denied on September 2, 2025. GSL then filed a Motion for an Interlocutory Appeal on September 12, 2025, to challenge NCABC’s standing to intervene. NCABC objected to the Motion for an Interlocutory Appeal on September 22, 2025. On September 15, 2025, GSL and NHDES filed cross-motions for summary judgment. NCABC joined in NHDES’s motion. GSL’s and NHDES’s objections to the cross-motions for summary judgment were submitted October 15, 2025. A hearing on the motions for summary judgment is currently scheduled for February 26, 2026.
On May 5, 2025, GSL and NCABC each filed a Notice of Appeal of NHDES’s denial of GSL’s application with the New Hampshire Waste Management Council (“GSL Appeal” and “NCABC Appeal”, respectively). On May 9, 2025, GSL filed a partially assented to Motion to Intervene in the NCABC Appeal, followed by a Motion to Dismiss the NCABC Appeal on June 27, 2025. NHDES filed a Motion to Dismiss the NCABC Appeal on July 17, 2025. NCABC filed an Objection to GSL’s

Motion to Dismiss on July 24, 2025 and to NHDES’s Motion to Dismiss on July 28, 2025. On August 8, 2025, NCABC filed a Motion to Intervene in the GSL Appeal which will depend on the success or failure of GSL’s Motion to Dismiss the NCABC Appeal. A hearing officer was assigned to these appeals on November 14, 2025. As of December 31, 2025, we had $13,511 of capitalized project development costs related to the GSL landfill project included in other non-current assets.
Juniper Ridge Landfill Public Benefit Determination Remand on Appeal
On January 7, 2026, the Penobscot Superior Court (“Superior Court”) issued a decision in the matter of Penobscot Nation & Conservation Law Foundation (“Petitioners”) v. Maine Department of Environmental Protection (“Department”), with Casella subsidiary, NEWSME Landfill Operations, LLC as Party‑in‑Interest, addressing the Petitioners’ challenge to the Department’s public benefit determination for the proposed expansion of the Subtitle D landfill located in West Old Town, Maine (“Juniper Ridge Landfill”) that we operate. The Superior Court granted Petitioners’ motion for judicial notice and found that the Department failed to make necessary factual findings regarding both the need for on‑site sludge‑drying and the cumulative environmental burdens borne by the Penobscot Nation. The Superior Court remanded the matter for the Department to make additional findings on these issues. The Department must issue a revised public benefit determination within 75 days, and the Superior Court retains jurisdiction during the remand.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate when the amount and timing of cash payments for the liability are fixed or reliably determinable. The weighted-average risk-free interest rate associated with our environmental remediation liabilities as of December 31, 2025 was approximately 1.8%. A summary of the changes to the aggregate environmental remediation liabilities for the fiscal years ended December 31, 2025 and 2024 follows:

	Fiscal Year Ended December 31,
	2025	2024
Beginning balance	$5,532	$5,889
Accretion expense	90	95
Obligations incurred (1)	473	—
Revision in estimates (2)	(412)	—
Obligations settled (3)	(695)	(452)
Ending balance	4,988	5,532
Less: current portion	1,244	1,597
Long-term portion	$3,744	$3,935
(1)Related to soil remediation at an organic residuals composting facility that we own in Maine as part of our activities associated with ceasing operations at the site. See Note 18, Other Items and Charges for further disclosure over the site closure and related organics facility closure charge.

(2)Associated with a revision in estimates related to the restoration of a stream bed on lands adjoining one of the landfills that we own.
(3)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
The total expected environmental remediation payments, as of December 31, 2025 for each of the next five fiscal years and thereafter are as follows:

Fiscal year ending December 31, 2026	$1,245
Fiscal year ending December 31, 2027	278
Fiscal year ending December 31, 2028	304
Fiscal year ending December 31, 2029	297
Fiscal year ending December 31, 2030	312
Thereafter	3,094
Total	$5,530
A reconciliation of the expected aggregate non-inflated, undiscounted environmental remediation liabilities to the amount recognized in our consolidated balance sheet at December 31, 2025 is as follows:

Undiscounted liability	$5,530
Less discount, net	(542)
Liability balance - December 31, 2025	$4,988
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
In June 2023, we completed a public offering of 6,053 shares of our Class A common stock at a public offering price of $85.50 per share. After deducting stock issuance costs, including underwriting discounts, commissions and offering expenses, the offering resulted in net proceeds of $496,231. The net proceeds from this offering were and are to be used to fund acquisition activity, including the GFL Acquisition and the Twin Bridges Acquisition, to pay certain costs associated with acquisition activities, as discussed in Note 18, Other Items and Charges, and to repay borrowings and/or debt securities.
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
Preferred Stock
We are authorized to issue up to 944 shares of preferred stock in one or more series. As of December 31, 2025 and December 31, 2024, we had no shares issued.

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
As of December 31, 2025, there were 2,080 Class A common stock equivalents available for future grant under the Amended 2016 Plan, inclusive of additional Class A common stock equivalents that were previously issued under terminated plans and have become available for grant because such awards expired or otherwise resulted in shares not being issued.
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
Stock Options
A summary of stock option activity is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	101	$80.85
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding, December 31, 2025	101	$80.85	6.7	$1,724
Exercisable, December 31, 2025	60	$80.25	6.6	$1,069
During fiscal years 2025, 2024 and 2023, stock-based compensation expense for stock options was $540, $579 and $516, respectively.

During fiscal years 2025, 2024 and 2023, the aggregate intrinsic value of stock options exercised was $—, $2,625 and $1,302, respectively.
As of December 31, 2025, we had $988 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.0 years.
The Black-Scholes valuation model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
Other Stock Awards
A summary of restricted stock award, restricted stock unit and performance stock unit activity is as follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2024	197	$91.14
Granted	114	$112.45
Class A common stock vested	(95)	$86.31
Forfeited or canceled	(9)	$99.47
Outstanding, December 31, 2025	207	$104.73	1.8	$20,294
Unvested, December 31, 2025	348	$107.91	1.7	$34,103
(1)Performance stock unit grants are included at 100%. Attainment of maximum performance targets and market achievements would result in the issuance of an additional 141 shares of Class A common stock currently included in unvested. The market-based performance stock unit grants that vested in fiscal year 2025 resulted in the issuance of 10 additional shares of Class A common stock.
During fiscal years 2025, 2024 and 2023, stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $12,892, $11,001 and $8,116, respectively.
During fiscal years 2025, 2024 and 2023, the total fair value of other stock awards vested was $9,866, $8,409 and $12,048, respectively.
As of December 31, 2025, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $6,544, which will be recognized over a weighted average period of 1.8 years. As of December 31, 2025, total unrecognized stock-based compensation expense related to performance stock units based on our estimated achievement of the established performance criteria was $9,504, which will be recognized over a weighted average period of 1.7 years.
The weighted average fair value of market-based performance stock units granted during fiscal year 2025 was $118.64 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.95% and an expected volatility of 25.1% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $785, $607 and $451 of stock-based compensation expense related to our Second Amended and Restated 1997 Employee Stock Purchase Plan (“ESPP”) during fiscal years 2025, 2024 and 2023, respectively.
Tax benefit for income taxes associated with stock-based compensation during fiscal years 2025, 2024 and 2023 was $(4,123), $(1,907) and $(2,330), respectively.
Accumulated Other Comprehensive (Loss) Income, Net of Tax
Accumulated other comprehensive (loss) income, net of tax is a component of stockholders' equity included in the accompanying consolidated balance sheets and includes, as applicable, the effective portion of changes in the fair value of our cash flow hedges and the changes in fair value of our marketable securities. See Note 12, Debt for further disclosure over cash flow hedges.

The changes in the balances of each component of accumulated other comprehensive (loss) income, net of tax are as follows:

Interest Rate Swaps
Balance as of December 31, 2022	$7,542
Other comprehensive loss before reclassifications	(6,843)
Interest rate swap amounts reclassified into interest expense	(6,361)
Income tax benefit related to items in other comprehensive loss	4,582
Other comprehensive loss, net of tax	(8,622)
Balance as of December 31, 2023	(1,080)
Other comprehensive income before reclassifications	14,631
Interest rate swap amounts reclassified into interest expense	(8,442)
Income tax provision related to items in other comprehensive income	(1,797)
Other comprehensive income, net of tax	4,392
Balance as of December 31, 2024	3,312
Other comprehensive loss before reclassifications	(6,749)
Interest rate swap amounts reclassified into interest expense	(3,546)
Income tax benefit related to items in other comprehensive loss	3,028
Other comprehensive loss, net of tax	(7,267)
Balance as of December 31, 2025	$(3,955)
A summary of reclassifications out of accumulated other comprehensive (loss) income, net of tax for fiscal years 2025, 2024 and 2023 is as follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Accumulated Other Comprehensive (Loss) Income, Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income, Net of Tax			Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(3,546)	$(8,442)	$(6,361)	Interest expense
	3,546	8,442	6,361	Income before income taxes
	1,045	2,500	2,633	Provision for income taxes
	$2,501	$5,942	$3,728	Net income

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS
We use a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, as applicable, in periods subsequent to their initial measurement. These tiers include: Level 1, defined as quoted market prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; and Level 3, defined as unobservable inputs that are not corroborated by market data.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$2,916	$—
Restricted investment securities - landfill closure	3,179	—	—
	$3,179	$2,916	$—
Liabilities:
Interest rate swaps	$—	$8,421	$—

	Fair Value Measurement at December 31, 2024 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Interest rate swaps	$—	$7,642	$—
Restricted investment securities - landfill closure	2,499	—	—
	$2,499	$7,642	$—
Liabilities:
Interest rate swaps	$—	$2,852	$—
16.     EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
We offer our eligible employees the opportunity to contribute to a 401(k) plan. Under the provisions of the 401(k) plans, participants may direct us to defer a portion of their compensation to a 401(k) plan, subject to Internal Revenue Code limitations. In fiscal year 2025, we provided an employer matching contribution for hourly employees equal to 100% of every dollar an employee invests up to 1% of annual income and 50% of additional employee contributions up to a maximum contribution into a 401(k) plan of 3% of annual income. In fiscal year 2025, we provided an employer matching contribution for salaried employees equal to 50% of every dollar an employee invests in a 401(k) plan up to a maximum contribution of one thousand five hundred dollars or up to 2% of annual income, whichever is greater, per employee per calendar year. Participants vest in employer contributions ratable over a two-year period. Employer contributions for fiscal years 2025, 2024 and 2023 amounted to $6,886, $5,831 and $4,371, respectively.
Employee Stock Purchase Plan
We offer our eligible employees the opportunity to participate in an employee stock purchase plan. Under the ESPP, qualified employees may purchase shares of Class A common stock by payroll deduction at a 15% discount from the market price. Class A common stock issued under our ESPP during fiscal years 2025, 2024 and 2023 amounted to 36, 30 and 24 shares, respectively. As of December 31, 2025, 341 shares of Class A common stock were available for distribution under our ESPP.

Defined Benefit Pension Plan
We contribute to a multiemployer defined benefit pension plan. The Pension Plan, under the terms of a collective bargaining agreement covers certain of our union represented employees. In the fiscal year ended December 31, 2019, we reached an agreement to withdraw from the Pension Plan by entering into Withdrawal and Re-entry Agreements with the Pension Plan. The withdrawal generated a fixed yearly contingent liability for us for a period of approximately seventeen (17) years, that capped our gross payments at $4,224, significantly reducing our cash exposure from the potential $18,511 withdrawal liability as determined based on a complete withdrawal prior to withdrawing from the Pension Plan. As of December 31, 2025, we had a remaining obligation of $1,305 in aggregate principal amount associated with our withdrawal. Upon re-entry as a new employer in the Pension Plan, our contributions are projected to fully fund the defined benefits accrued by our employees in the Pension Plan, thereby eliminating future accruals of withdrawal liability. As of December 31, 2025, our employees were fully funded, subject to the terms of the Withdrawal and Re-entry Agreements. Subsequent withdrawal from the Pension Plan, under certain circumstances, may result in a change in the payment schedule required to settle the remaining obligation associated with our withdrawal. During fiscal years 2025, 2024 and 2023, we made contributions to the Pension Plan of $793, $500 and $479, respectively.
17.     INCOME TAXES
All pretax income from continuing operations is domestic. The components of the provision for income taxes are summarized as follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Federal
Current	$(170)	$911	$—
Deferred	5,031	8,652	8,155
	4,861	9,563	8,155
State
Current	2,546	(297)	4,385
Deferred	(2,226)	(1,754)	(894)
	320	(2,051)	3,491
Provision for income taxes	$5,181	$7,512	$11,646
We adopted ASU 2023-09 on a prospective basis in fiscal year 2025. The differences in the provision for income taxes and the amounts determined by applying the federal statutory rate to income taxes are as follows:

	Fiscal Year Ended December 31, 2025
	Amount	Rate
United States federal statutory income tax	$2,741	21.00%
Domestic state and local income taxes, net of federal effect	253	1.94%
Nontaxable and nondeductible items:
Meals and entertainment	306	2.35%
Officers’ compensation	1,135	8.69%
Fines and penalties	306	2.34%
Lobbying expense	347	2.66%
Transaction related costs	230	1.76%
Stock based compensation	(258)	(1.97)%
Other	(65)	(0.50)%
Other reconciling items:
Other	186	1.42%
Total	$5,181	39.69%

Below is a tabular reconciliation of our effective tax rate to the United States federal income tax rate, as previously disclosed, and prior to the adoption of ASU 2023-09, for fiscal years 2024 and 2023, respectively.

	Fiscal Year Ended December 31,
	2024	2023
Federal statutory rate	21%	21%
Tax at statutory rate	$4,420	$7,779
State income taxes, net of federal benefit	(1,660)	620
Change in valuation allowance	68	1,675
Federal effect of change in state valuation allowance	—	(312)
Expired tax attributes	497	—
Non-deductible officer compensation	1,172	996
Other non-deductible expenses	2,931	809
Deductible stock awards	103	(963)
Tax credits	63	(60)
Reversal of disproportionate tax effects in other comprehensive (loss) income	—	938
Other, net	(82)	164
Provision for income taxes	$7,512	$11,646
In July 2025, H.R.1 - One Big Beautiful Bill Act (the “OBBB Act”) was enacted. The OBBB Act addresses a wide range of changes including reinstating 100% bonus depreciation eligible for qualified assets. The OBBB Act also restores the EBITDA-based computation of interest expense limitations under Section 163(j) of the Internal Revenue Code among other income tax items; any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation. We have evaluated the impacts of the OBBB Act, both federal and state, for those provisions that impact fiscal year 2025.
Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses and reserves	$67,293	$60,319
Net operating loss carryforwards	35,374	26,544
General business and state tax credit carryforwards	5,560	3,900
Interest expense limitation	3,606	10,089
Stock awards	4,311	3,256
Unrealized loss on swaps	1,533	—
Other	158	1,024
Total deferred tax assets	117,835	105,132
Less: valuation allowance	(9,056)	(8,456)
Total deferred tax assets after valuation allowance	108,779	96,676
Deferred tax liabilities:
Tax over book depreciation of property and equipment	(86,659)	(71,467)
Amortization of intangibles	(41,085)	(42,961)
Unrealized gain on swaps	—	(1,337)
Total deferred tax liabilities	(127,744)	(115,765)
Net deferred tax liability	$(18,965)	$(19,089)

The net deferred tax liability at December 31, 2025 is reflected on the consolidated balance sheet as a long-term deferred federal and state tax liability of $(18,965).
As of December 31, 2025, we have net operating loss carryforwards for federal income tax purposes of approximately $124,227, of which $122,907 does not expire. We have state net operating loss carryforwards of approximately $156,096 that expire in the fiscal years ending December 31, 2026 through 2045 or that do not expire in certain jurisdictions. In addition, we have $4,291 general business credit carryforwards which expire in the fiscal years ending December 31, 2026 through 2045 and $1,606 state credit carryforwards, which are expected to begin expiring in fiscal years ending December 31, 2030 through 2040. Sections 382 and 383 of the Internal Revenue Code can limit the amount of net operating loss and credit carryforwards which may be used in a tax year in the event of certain stock ownership changes.
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of fiscal year 2025, we assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated income over the three years ended December 31, 2025, revenue growth and expectations of future profitability, and negative evidence, including the impact of significant risks and uncertainties in the business and restrictions on tax loss utilization in certain state jurisdictions. After assessing both the positive evidence and the negative evidence, we determined it is more likely than not that certain state deferred tax assets would not be realized in the future. As of December 31, 2025, we maintained a valuation allowance of $9,056 primarily related to certain state net operating losses.
In assessing the realizability of carryforwards and other deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. The change in the valuation allowance for fiscal year 2025 was an increase of $600. In determining the need for a valuation allowance, we have assessed the available means of recovering deferred tax assets, including the ability to carryback net operating losses, the existence of reversing temporary differences, and available sources of future taxable income. We have also considered the ability to implement certain strategies, such as a potential sale of assets that would, if necessary, be implemented to accelerate taxable income and use expiring deferred tax assets.
The provisions of FASB ASC 740-10-25-5 prescribe the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FASB ASC 740-10-25-5 provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FASB ASC 740-10-25-5, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued are reflected as a reduction of the overall income tax provision. As of December 31, 2025 and 2024, we did not have any uncertain tax positions.
We are subject to U.S. federal income tax, as well as the income tax of multiple state jurisdictions. For federal tax purposes, income tax returns from years ending 2022 through 2025 are open for assessment. Tax years 2000 through 2021 are open for examination to the extent of any NOLs or credits that have been carried forward from those years.
In fiscal year 2025, state and local income taxes in Connecticut, Delaware and New York comprise the majority of the state and local income taxes, net of the federal effect category.
A summary of income taxes paid (refunded), net is as follows (in thousands):

Fiscal Year Ended December 31, 2025
United States federal	$803
United States: state and local
Connecticut	(421)
Delaware	325
New York	(1,018)
Other	157
Total	$(154)

18.     OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the fiscal years 2025, 2024 and 2023, we recognized expenses of $24,174, $24,879 and $15,038, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses. Fiscal year 2024 includes a charge for an increase in the reserve against accounts receivable of the businesses acquired in the GFL Acquisition as a result of our inability to pursue collections during the transition services period with the seller, resulting in accounts receivable aged beyond what is typical in our business. See Note 6, Accounts Receivable, Net of Allowance for Credit Losses for disclosure over bad debt expense and Note 5, Business Combinations for disclosure regarding acquisition activity.
Organics Facility Closure Charge
In fiscal year 2025, we ceased operation of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products.
A summary of our organics facility closure charge follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Closure and post-closure charges (1)	$763	$—	$—
Soil remediation charge (2)	473	—	—
Other costs (3)	103	—	—
Organics facility closure charge	$1,339	$—	$—
(1)We recorded a charge associated with our closure and post-closure obligations related to closing the site.
(2)We recorded an environmental remediation charge associated with an obligation incurred for corrective action linked to soil remediation at the site. See Note 13, Commitments and Contingencies for additional disclosure.
(3)We recorded other costs as incurred, and expect additional costs, associated with ceasing operations at the facility.
Southbridge Landfill Closure Charge
In the fiscal year ended December 31, 2017, we initiated a plan to cease operations of the Southbridge Landfill and later closed it in November 2018 when the Southbridge Landfill reached its final capacity. We received the Closure Permit in fiscal year 2024. Accordingly, we did not book any charges in fiscal year 2025. We recorded charges in 2024 and 2023 associated with the closure of the Southbridge Landfill as follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Legal and transaction costs (1)	$—	$—	$412
Landfill closure project charge (2)	—	8,385	55
Southbridge Landfill closure charge	$—	$8,385	$467
(1)We incurred legal costs as well as other transaction costs associated with various matters as part of the Southbridge Landfill closure.
(2)Includes a non-cash charge in fiscal year 2024 associated with the receipt of the Closure Permit from the Massachusetts Department of Environmental Protection related to the Southbridge Landfill. Pursuant to the terms of the Closure Permit, we are required to meet certain general permit conditions and certain specific permit conditions (collectively, the “Conditions”), including environmental monitoring, third-party inspections, inspection of the final cover, leachate sampling, post-closure monitoring and other post-closure requirements. We revised the accrued post-closure liability for the Southbridge Landfill to reflect the estimated cost of satisfying the expanded Conditions as currently specified in the Closure Permit. See Note 10, Final Capping, Closure and Post-Closure Costs for disclosure regarding our landfill final capping, closure and post-closure costs.

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
19.     EARNINGS PER SHARE
A summary of the numerator and denominators used in the computation of earnings per share is as follows:

	Fiscal Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$7,871	$13,536	$25,399
Denominator:
Class A common stock	62,526	62,370	57,007
Class B common stock	988	988	988
Effect of weighted average shares outstanding (1)	(52)	(3,782)	(2,821)
Basic weighted average common shares outstanding	63,462	59,576	55,174
Impact of potentially dilutive securities:
Dilutive effect of stock options and stock awards	103	105	100
Diluted weighted average common shares outstanding	63,565	59,681	55,274
Anti-dilutive potentially issuable shares	—	25	93
(1)Adjustments associated with the timing of 5,175 shares of Class A common stock issued as part of the public offering, completed on September 19, 2024, and 6,053 shares of Class A common stock issued as part of the public offering, completed on June 16, 2023. See Note 14, Stockholders’ Equity for disclosure regarding the public offerings of Class A common stock.
20.     RELATED PARTY TRANSACTIONS
Services
During fiscal years 2025, 2024 and 2023, we retained the services of Casella Construction, Inc. (“CCI”), a company substantially owned by sons of John Casella, our Executive Chairman of the Board of Directors, and Douglas Casella, a member of our Board of Directors, as a contractor providing transportation and construction services. Total purchased services charged to operations or capitalized to landfills for fiscal years 2025, 2024 and 2023 were $8,559, $7,762 and $7,682, respectively, of which $613 and $477 were outstanding and included in either accounts payable or other current liabilities as of December 31, 2025 and December 31, 2024, respectively.
In addition to the total purchased services, we provided various waste collection and disposal services to CCI. Total revenues recorded for fiscal years 2025, 2024 and 2023 were $320, $242 and $241, respectively.

Leases
In the fiscal year ended April 30, 1994, we entered into two leases for operating facilities with a partnership of which John Casella, our Executive Chairman of the Board of Directors, and Douglas Casella, a member of our Board of Directors, are the general partners. The lease related to our corporate headquarters in Rutland, Vermont has been extended through February 2039 and the lease associated with our Montpelier, Vermont facility has been extended through May 2039. The terms of the lease agreements require monthly payments of approximately $35, subject to a fixed annual escalation. Total expense charged to operations for fiscal years 2025, 2024 and 2023 under these agreements was $607, $554 and $284, respectively.
Landfill Post-closure
We have agreed to pay the cost of post-closure on a landfill owned by John Casella, our Executive Chairman of the Board of Directors, and Douglas Casella, a member of our Board of Directors. We paid the cost of closing this landfill in 1992, and the post-closure maintenance obligations are expected to last until notified by the permitting authority. In fiscal years 2025, 2024 and 2023, we paid $4, $14 and $3, respectively, pursuant to this agreement. As of December 31, 2025 and December 31, 2024, we have accrued $14 and $17, respectively, for costs associated with its post-closure obligations.
21.     SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, our Eastern, Western and Mid-Atlantic regions. In fiscal year 2025, we moved certain operations between our regional operating segments to align geographically, including a landfill that we own from the Western region to the Mid-Atlantic region and a collection and transfer station operation from our Western region to our Eastern region. Certain prior period amounts have been reclassified between regional operating segments to conform to the current period presentation.
Revenues associated with our solid waste operations are derived mainly from solid waste collection and disposal services, including landfill, transfer station and transportation services, landfill gas-to-energy services and processing services in the eastern United States. Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment. For comparative purposes, summarized financial information by segment reported in fiscal years 2024 and 2023 has been updated to conform with the presentation for fiscal year 2025, related to the movement of certain operations described above. In addition, we have voluntarily corrected certain amounts in the tables below for fiscal years 2024 and 2023 to correct an immaterial error in previously issued segment footnote disclosure by reclassifying certain intercompany amounts from contra-revenue recorded in our Eastern and Western regions to costs of operations for those same regions, with no impact on any measure of segment operating income (loss) or our consolidated balance sheet, earnings, or cash flows. See Note 9, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
The accounting policies of our reportable operating segments are the same as those described in Note 3, Summary of Significant Accounting Policies. Our President and Chief Executive Officer is our CODM. Our CODM uses operating income in evaluating reportable operating segment performance in order to properly allocate resources and make key operating decisions. Intercompany revenue and expenses are eliminated in the computation of consolidated gross revenues and operating income.
The CODM uses operating income for each reportable operating segment in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each reportable operating segment.
Summarized financial information concerning our reportable segments for fiscal years 2025, 2024 and 2023, follows:

Fiscal Year Ended December 31, 2025:

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Outside revenues	$472,609	$663,188	$341,072	$1,476,869	$359,972	$—	$—	$1,836,841
Intercompany revenues	122,580	242,183	16,384	381,147	19,001	—	(400,148)	—
Gross revenues	595,189	905,371	357,456	1,858,016	378,973	—	(400,148)	1,836,841
Cost of operations	426,248	614,402	268,381	1,309,031	305,771	1,951	(400,148)	1,216,605
General and administration	24,277	36,527	21,177	81,981	21,809	120,429	—	224,219
Depreciation and amortization	71,221	130,828	77,188	279,237	21,147	6,451	—	306,835
Expense (income) from acquisition activities	820	2,377	11,067	14,264	(261)	10,171	—	24,174
Organics facility closure charge	—	—	—	—	1,339	—	—	1,339
Operating income (loss)	$72,623	$121,237	$(20,357)	$173,503	$29,168	$(139,002)	$—	63,669
Interest expense, net								52,596
Other income								(1,979)
Income before income taxes								$13,052

Interest expense, net	$1,313	$942	$267	$2,522	$99	$49,975	$—	$52,596
Capital expenditures	$60,776	$78,613	$78,633	$218,022	$13,253	$13,796	$—	$245,071
Total assets	$557,877	$1,135,393	$1,059,572	$2,752,842	$279,403	$271,081	$—	$3,303,326

Fiscal Year Ended December 31, 2024:

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Outside revenues	$443,764	$561,518	$222,134	$1,227,416	$329,867	$—	$—	$1,557,283
Intercompany revenues	117,291	207,635	3,770	328,696	13,068	—	(341,764)	—
Gross revenues	561,055	769,153	225,904	1,556,112	342,935	—	(341,764)	1,557,283
Cost of operations	403,909	522,984	164,861	1,091,754	276,582	764	(341,764)	1,027,336
General and administration	25,171	32,492	13,762	71,425	19,574	99,755	—	190,754
Depreciation and amortization	60,543	100,379	52,037	212,959	18,254	3,694	—	234,907
Expense from acquisition activities	416	3,317	14,815	18,548	105	6,226	—	24,879
Landfill capping recovery - veneer failure	—	(1,739)	—	(1,739)	—	—	—	(1,739)
Southbridge Landfill closure charge	8,385	—	—	8,385	—	—	—	8,385
Operating income (loss)	$62,631	$111,720	$(19,571)	$154,780	$28,420	$(110,439)	$—	72,761
Interest expense, net								51,983
Other income								(270)
Income before income taxes								$21,048

Interest expense (income), net	$805	$384	$(63)	$1,126	$117	$50,740	$—	$51,983
Capital expenditures	$52,906	$81,722	$32,962	$167,590	$25,932	$9,705	$—	$203,227
Total assets	$490,081	$1,152,144	$877,024	$2,519,249	$256,188	$454,631	$—	$3,230,068

Fiscal Year Ended December 31, 2023:

	Eastern	Western	Mid-Atlantic (1)	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Outside revenues	$400,484	$482,650	$88,609	$971,743	$292,799	$—	$—	$1,264,542
Intercompany revenues	106,366	172,605	1,752	280,723	15,337	—	(296,060)	—
Gross revenues	506,850	655,255	90,361	1,252,466	308,136	—	(296,060)	1,264,542
Cost of operations	367,645	437,645	63,505	868,795	259,273	30	(296,060)	832,038
General and administration	25,392	30,375	5,127	60,894	18,149	76,804	—	155,847
Depreciation and amortization	54,204	77,750	21,481	153,435	14,202	3,068	—	170,705
Expense from acquisition activities	647	3,126	5,292	9,065	102	5,871	—	15,038
Legal settlement	2,614	3,536	—	6,150	—	—	—	6,150
Landfill capping charge - veneer failure	—	3,870	—	3,870	—	—	—	3,870
Southbridge Landfill closure charge	467	—	—	467	—	—	—	467
Operating income (loss)	$55,881	$98,953	$(5,044)	$149,790	$16,410	$(85,773)	$—	80,427
Interest expense, net								36,837
Other expense, net								6,545
Income before income taxes								$37,045

Interest expense, net	$609	$403	$6	$1,018	$143	$35,676	$—	$36,837
Capital expenditures	$46,691	$67,136	$17,967	$131,794	$14,586	$8,527	$—	$154,907
Total assets	$473,717	$934,773	$580,262	$1,988,752	$253,090	$293,628	$—	$2,535,470
(1)Operations associated with the GFL acquisition under the Mid-Atlantic region commenced July 1, 2023.
A summary of our revenues attributable to services provided follows:

	Fiscal Year Ended December 31,
	2025		2024		2023
Collection	$1,196,065	65.1%	$961,784	61.8%	$710,590	56.2%
Disposal	263,046	14.3%	246,718	15.8%	244,582	19.3%
Landfill gas-to-energy	7,600	0.4%	7,958	0.5%	6,617	0.5%
Processing	10,158	0.6%	10,956	0.7%	9,954	0.8%
Solid waste operations	1,476,869	80.4%	1,227,416	78.8%	971,743	76.8%
Processing	133,658	7.3%	130,459	8.4%	105,997	8.4%
National Accounts	226,314	12.3%	199,408	12.8%	186,802	14.8%
Resource Solutions operations	359,972	19.6%	329,867	21.2%	292,799	23.2%
Total revenues	$1,836,841	100.0%	$1,557,283	100.0%	$1,264,542	100.0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in 2013. Based on its assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, an independent registered public accounting firm. RSM US LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
We completed the acquisitions of Cottage Carting, Inc., Eastern Waste & Recycling, LLC, and Old Sawmill LLC (collectively, “Cottage Carting”), Central Recycling Cooperative, Inc. (“CRC”) and K&D Disposal, Inc. and K&D Container Services (collectively, “K&D”) in the fiscal year ended December 31, 2025. Since we have not yet fully incorporated the internal controls and procedures of Cottage Carting, CRC and K&D into our internal controls over financial reporting, management excluded Cottage Carting, CRC and K&D from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Collectively, Cottage Carting, CRC and K&D constituted approximately 1% of our total assets as of December 31, 2025 and 1% of our total revenues for the year ended December 31, 2025.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item (except for information required with respect to our executive officers which is set forth under “Information about our Executive Officers” in Item 1 of Part I of this Annual Report on Form 10-K) has been omitted from this Annual Report on Form 10-K, and is incorporated herein by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders that we intend to file with the Securities and Exchange Commission within 120 days after the end of fiscal year ended December 31, 2025 (the “Proxy Statement”), under the sections captioned “Board of Directors”, “Corporate Governance” and “Ownership of Our Common Stock”.
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
Equity Compensation Plan Information
The following table shows information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (3))
Equity compensation plans approved by security holders	308,101	$80.85	2,421,346
Equity compensation plans not approved by security holders	—	$—	—
Total	308,101	$80.85	2,421,346

(1)Performance stock units, including market-based performance stock units, are included at the 100% attainment level. Attainment of maximum performance targets and market achievements could result in the issuance of an additional 140,999 shares of Class A common stock.
(2)The weighted average exercise price of outstanding options, warrants and rights excludes restricted stock units and other equity-based awards that do not have an exercise price.
(3)Includes 2,079,993 shares of our Class A common stock issuable under our Amended and Restated 2016 Incentive Plan and 341,353 shares of our Class A common stock issuable under our Second Amended and Restated 1997 Employee Stock Purchase Plan.
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
Report of Independent Registered Public Accounting Firm – RSM US LLP.
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024.
Consolidated Statements of Operations for fiscal years 2025, 2024 and 2023.
Consolidated Statements of Comprehensive Income for fiscal years 2025, 2024 and 2023.
Consolidated Statement of Stockholders’ Equity for fiscal years 2025, 2024 and 2023.
Consolidated Statements of Cash Flows for fiscal years 2025, 2024 and 2023.
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

4.17
Loan Agreement, dated as of September 1, 2020, between New York State Environmental Facilities Corporation and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K of Casella as filed on September 2, 2020 (file no. 000-23211)).

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

4.23
Guaranty Agreement, dated as of March 1, 2025, by the guarantors named therein, in favor of U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Casella as filed on March 11, 2025 (file no. 000-23211)).

10.1
Commercial Lease, dated February 14, 2024, by and between Casella Waste Systems, Inc. and Casella Associates, LLC (Rutland lease) (incorporated herein by reference to Exhibit 10.1 to the annual report on Form 10-K of Casella as filed on February 18, 2025 (file no. 000-23211)).

10.2
Commercial Lease, dated May 16, 2024, by and between Casella Waste Systems, Inc. and Casella Associates, LLC (Montpelier lease) (incorporated herein by reference to Exhibit 10.2 to the annual report on Form 10-K of Casella as filed on February 18, 2025 (file no. 000-23211)).

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

10.6*
Second Amendment to Employment Agreement, as amended, dated as of August 6, 2025, by and between Casella Waste Systems, Inc. and John W. Casella (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on October 31, 2025 (file no. 000-23211)).

10.7*	2006 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.13 to the annual report on Form 10-K of Casella as filed on March 2, 2016 (file no. 000-023211)).

10.8*
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

10.17*
Amended and Restated Employment Agreement between Casella Waste Systems, Inc. and Edmond R. Coletta dated as of June 20, 2022 (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K/A of Casella as filed on June 22, 2022 (file no. 000-23211)).

10.18*
Amendment to Amended and Restated Employment Agreement, dated as of August 6, 2025, by and between Casella Waste Systems, Inc. and Edmond R Coletta (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on October 31, 2025 (file no. 000-23211)).

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

10.21*
Employment Agreement between Casella Waste Systems, Inc. and Sean Steves effective as of July 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K/A of Casella as filed on June 22, 2022 (file no. 000-23211)).

10.22*	Casella Waste Systems, Inc. Non-Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the current report on Form 8-K of Casella as filed on March 7, 2016 (file no. 000-23211)).

10.23*
Casella Waste Systems, Inc. 2016 Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the registration statement on Form S-8 of Casella as filed on November 17, 2016 (file no. 333-214683)).

10.24*
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

10.36*	Casella Waste Systems, Inc. Amended and Restated 2016 Incentive Plan (incorporated herein by reference to Appendix A to the Proxy Statement of Casella as filed on April 19, 2024 (File no. 000-23211)).

10.37*
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

10.47
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

10.48
Master Lease Agreement dated as of July 20, 2020 by and between Bank of America Leasing & Capital, LLC and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

Exhibit No.	Description

10.49
Addendum to Master Lease Agreement No. 36629-90000 dated as of July 20, 2020 by and among Bank of America Leasing & Capital, LLC, Casella Waste Systems, Inc. and certain of its subsidiaries (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on July 22, 2020 (file no. 000-23211)).

10.50
Progress Payment Agreement, dated February 25, 2025, between Casella Waste Systems, Inc. and Banc of America Leasing & Capital, LLC (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Casella as filed on May 2, 2025 (file no. 000-23211)).

10.51
Purchase and Sale Agreement dated as of January 23, 2011 among Casella, KTI, CE Holdings II, LLC and CE Holding Company, LLC (incorporated herein by reference to Exhibit 2.1 to the quarterly report on Form 10-Q of Casella as filed on March 3, 2011 (file no. 000-23211)).

10.52*
Employment Agreement between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2023 (file no. 000-23211)).

10.53*
Offer Letter between Casella Waste Systems, Inc. and Bradford J. Helgeson dated as of October 31, 2023 (incorporated herein by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Casella as filed on November 2, 2023 (file no. 000-23211)).

19.1
Casella Waste Systems, Inc. Amended and Restated Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the annual report on Form 10-K of Casella as filed on February 18, 2025 (file no. 000-23211)).

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
**     Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for fiscal years 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for fiscal years 2025, 2024 and 2023, (iv) Consolidated Statement of Stockholders’ Equity for fiscal years 2025, 2024 and 2023, (v) Consolidated Statements of Cash Flows for fiscal years 2025, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Casella Waste Systems, Inc.

Dated: February 20, 2026	By: /s/ Edmond R. Coletta
Edmond R. Coletta
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edmond R. Coletta	President, Chief Executive Officer and Director	February 20, 2026
Edmond R. Coletta	(Principal Executive Officer)

/s/ Bradford J. Helgeson	Executive Vice President and Chief Financial Officer	February 20, 2026
Bradford J. Helgeson	(Principal Financial Officer)

/s/ Kevin J. Drohan	Vice President and Chief Accounting Officer	February 20, 2026
Kevin J. Drohan	(Principal Accounting Officer)

/s/ John W. Casella	Executive Chairman of the Board of Directors	February 20, 2026
John W. Casella

/s/ Douglas R. Casella	Director	February 20, 2026
Douglas R. Casella

/s/ Joseph G. Doody	Director	February 20, 2026
Joseph G. Doody

/s/ Rose Stuckey Kirk	Director	February 20, 2026
Rose Stuckey Kirk

/s/ Gary Sova	Director	February 20, 2026
Gary Sova

/s/ William P. Hulligan	Director	February 20, 2026
William P. Hulligan

/s/ Michael K. Burke	Director	February 20, 2026
Michael K. Burke

/s/ Michael L. Battles	Director	February 20, 2026
Michael L. Battles

/s/ Emily Nagle Green	Director	February 20, 2026
Emily Nagle Green