Form 10-Q
period 2026-03-31
CASELLA WASTE SYSTEMS INC
filed 2026-05-01
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of April 15, 2026:

Class A common stock, $0.01 par value per share:	62,621,741
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,903	$123,773
Accounts receivable, net of allowance for credit losses of $7,340 and $7,082, respectively	175,397	178,068
Prepaid expenses	19,907	29,930
Other current assets	37,489	37,510
Total current assets	359,696	369,281
Property and equipment, net of accumulated depreciation and amortization of $1,551,756 and $1,495,563, respectively	1,304,744	1,289,409
Operating lease right-of-use assets	104,246	105,252
Goodwill	1,194,100	1,120,056
Intangible assets, net	272,479	290,855
Restricted cash and assets	2,951	96,265
Cost method investments	10,967	10,967
Other non-current assets	21,266	21,241
Total assets	$3,270,449	$3,303,326
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$24,588	$25,735
Current operating lease liabilities	11,739	11,952
Accounts payable	89,972	102,468
Accrued payroll and related expenses	19,934	36,316
Contract liabilities	45,706	45,153
Current accrued final capping, closure and post-closure costs	7,435	7,562
Other accrued liabilities	60,614	64,716
Total current liabilities	259,988	293,902
Debt, less current portion	1,126,755	1,128,927
Operating lease liabilities, less current portion	73,701	72,513
Accrued final capping, closure and post-closure costs, less current portion	191,395	185,160
Deferred income taxes	16,708	18,965
Other long-term liabilities	33,610	35,150
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,622,000 and 62,526,000 shares issued and outstanding, respectively	626	625
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,700,005	1,697,143
Accumulated deficit	(130,653)	(125,114)
Accumulated other comprehensive loss, net of tax	(1,696)	(3,955)
Total stockholders' equity	1,568,292	1,568,709
Total liabilities and stockholders' equity	$3,270,449	$3,303,326
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$457,328	$417,101
Operating expenses:
Cost of operations	308,927	280,452
General and administration	58,128	56,486
Depreciation and amortization	77,982	71,491
Expense from acquisition activities	6,509	5,529
Organics facility closure charge	927	—
	452,473	413,958
Operating income	4,855	3,143
Other expense (income):
Interest expense	15,326	14,980
Interest income	(1,333)	(3,382)
Other income	(314)	(320)
Other expense, net	13,679	11,278
Loss before income taxes	(8,824)	(8,135)
Benefit for income taxes	(3,285)	(3,325)
Net loss	$(5,539)	$(4,810)
Basic and diluted loss per share attributable to common stockholders:
Weighted average common shares outstanding	63,544	63,387
Basic and diluted loss per common share	$(0.09)	$(0.08)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,539)	$(4,810)
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	205	1,008
Interest rate swap amounts reclassified into interest expense	(201)	(1,011)
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	3,224	(5,731)
Other comprehensive income (loss), before tax	3,228	(5,734)
Income tax provision (benefit) related to items of other comprehensive income (loss)	969	(1,683)
Other comprehensive income (loss), net of tax	2,259	(4,051)
Comprehensive loss	$(3,280)	$(8,861)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2025	$1,568,709	62,526	$625	988	$10	$1,697,143	$(125,114)	$(3,955)
Issuances of Class A common stock, net	(3)	96	1	—	—	(4)	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive loss:
Net loss	(5,539)	—	—	—	—	—	(5,539)	—
Other comprehensive income, net of tax:
Hedging activity	2,259	—	—	—	—	—	—	2,259
Balance, March 31, 2026	$1,568,292	62,622	$626	988	$10	$1,700,005	$(130,653)	$(1,696)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312
Issuances of Class A common stock	—	105	1	—	—	(1)	—	—
Stock-based compensation	4,911	—	—	—	—	4,911	—	—
Comprehensive loss:
Net loss	(4,810)	—	—	—	—	—	(4,810)	—
Other comprehensive loss, net of tax:
Hedging activity	(4,051)	—	—	—	—	—	—	(4,051)
Balance, March 31, 2025	$1,546,889	62,475	$625	988	$10	$1,684,788	$(137,795)	$(739)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(5,539)	$(4,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,982	71,491
Interest accretion on landfill and environmental remediation liabilities	3,999	3,711
Amortization of debt issuance costs	746	754
Stock-based compensation	2,866	4,911
Operating lease right-of-use assets expense	5,615	4,729
Other items and charges, net	(236)	243
Deferred income taxes	(3,226)	(3,328)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	5,616	5,618
Landfill operating lease contract expenditures	(150)	—
Accounts payable	(12,496)	(8,083)
Prepaid expenses, inventories and other assets	10,042	2,246
Accrued expenses, contract liabilities and other liabilities	(22,966)	(27,359)
Net cash provided by operating activities	62,253	50,123
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(94,561)	(103,560)
Additions to property and equipment	(49,979)	(55,475)
Proceeds from sale of property and equipment	361	216
Net cash used in investing activities	(144,179)	(158,819)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	—	25,000
Principal payments on debt	(8,030)	(28,984)
Payments of debt issuance costs	—	(724)
Net cash used in financing activities	(8,030)	(4,708)
Net decrease in cash, cash equivalents and restricted cash, including non-current	(89,956)	(113,404)
Cash, cash equivalents and restricted cash, including non-current, beginning of period	216,859	383,303
Cash, cash equivalents and restricted cash - non-current, end of period	$126,903	$269,899
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$13,672	$13,085
Cash income tax (refunds) payments, net	$(2,057)	$752
Supplemental Disclosure of Non-Cash Activities:
Right-of-use assets obtained in exchange for finance lease obligations	$4,481	$6,989
Right-of-use assets obtained in exchange for operating lease obligations	$2,830	$11,390
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
The accompanying unaudited consolidated financial statements, which include the accounts of the Parent and our wholly-owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions are eliminated in consolidation. Investments in entities in which we do not have a controlling financial interest are accounted for under either the equity method or the cost method of accounting, as appropriate. Our significant accounting policies are more fully discussed in Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on February 20, 2026 (“2025 Form 10-K”).
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2026 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2025 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of March 31, 2026 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since March 31, 2026 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of recent Accounting Standards Update’s (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that are pending adoption as of March 31, 2026 and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

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

3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste (i) collection and (ii) disposal services, which include landfill and transfer station services, as well as (iii) transportation, (iv) landfill gas-to-energy and (v) processing services. Revenues associated with our resource renewal operations are derived from processing services and our National Accounts business.
The following tables set forth revenues disaggregated by service line and timing of revenue recognition by reportable operating segment for each of the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$87,556	$129,086	$93,010	$—	$309,652
Landfill	6,545	14,084	849	—	21,478
Transfer station	13,663	13,435	935	—	28,033
Transportation	1,419	3,228	—	—	4,647
Landfill gas-to-energy	663	2,272	—	—	2,935
Processing	1,441	343	—	43,315	45,099
National Accounts	—	—	—	45,484	45,484
Total revenues	$111,287	$162,448	$94,794	$88,799	$457,328

Transferred at a point-in-time	$196	$243	$—	$9,111	$9,550
Transferred over time	111,091	162,205	94,794	79,688	447,778
Total revenues	$111,287	$162,448	$94,794	$88,799	$457,328

Three Months Ended March 31, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions (1)	Total Revenues
Collection	$81,062	$118,605	$76,794	$—	$276,461
Landfill	6,796	13,434	687	—	20,917
Transfer station	13,680	13,521	367	—	27,568
Transportation	1,348	3,866	—	—	5,214
Landfill gas-to-energy	252	2,513	—	—	2,765
Processing	1,602	377	—	44,516	46,495
National Accounts	—	—	—	37,681	37,681
Total revenues	$104,740	$152,316	$77,848	$82,197	$417,101

Transferred at a point-in-time	$96	$704	$—	$11,721	$12,521
Transferred over time	104,644	151,612	77,848	70,476	404,580
Total revenues	$104,740	$152,316	$77,848	$82,197	$417,101
(1)Prior period amounts have been moved within Resource Solutions between the National Accounts and processing service lines to conform to the current period presentation reflecting the realignment of a business unit related to organic materials brokerage operations. See Note 13, Segment Reporting for further disclosure over our reportable operating segments.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $8,451 and $8,940 in the three months ended March 31, 2026 and March 31, 2025, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three months ended March 31, 2026 or March 31, 2025 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $179,359 and $181,616 as of March 31, 2026 and December 31, 2025, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $45,706 and $45,153 as of March 31, 2026 and December 31, 2025, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2025 and December 31, 2024 was recognized as revenue during the three months ended March 31, 2026 and March 31, 2025, respectively, when the services were performed.

4.    BUSINESS COMBINATIONS
In April 2026 we completed three acquisitions using cash on hand as well as borrowings under our revolving credit facility (“Revolving Credit Facility”), including the purchase of all of the equity interests of Star Waste Systems Holdings, LLC and related entities, with operations in eastern Massachusetts, including the greater Boston area, and southern New Hampshire.
In the three months ended March 31, 2026, we expanded our geographic footprint in our Mid-Atlantic region by acquiring the assets of a business, which consists of collection operations in West Virginia and a transfer station operation in southwestern Pennsylvania. In the three months ended March 31, 2025, we acquired three businesses: two tuck-in collection operations in our Mid-Atlantic region and a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments.
The operating results of the businesses acquired prior to March 31, 2026 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill.
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
Goodwill acquired is primarily associated with the value of acquired businesses, based on current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Substantially all amounts recorded to goodwill associated with acquisitions completed in the three months ended March 31, 2026 are expected to be deductible for tax purposes.
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
See Note 11, Other Items and Charges for disclosure regarding expense from acquisition activity.

A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Three Months Ended March 31,
	2026	2025
Purchase Price:
Cash used in acquisitions, net of cash acquired of $— and $—, respectively	$93,058	$103,498
Settlements due from sellers	(302)	—
	$92,756	$103,498
Allocated as follows:
Current assets (1)	$3,069	$5,727
Property and equipment:
Land	1,389	3,160
Buildings and improvements	4,909	4,260
Machinery, equipment and other	12,373	17,895
Operating lease right-of-use assets	—	8,829
Intangible assets:
Trade names	—	304
Covenants not-to-compete	—	1,779
Customer relationships	—	23,447
Current liabilities	(2,455)	(374)
Operating lease liabilities, less current portion	—	(8,352)
Fair value of assets acquired and liabilities assumed	19,285	56,675
Excess purchase price allocated to goodwill	$73,471	$46,823
(1)Includes contract receivables as of the date of the acquisitions in the three months ended March 31, 2026 and 2025, of $3,033 and $5,270, respectively. Substantially all of the contractual amounts are expected to be collected.
Purchase price allocations for the three months ended March 31, 2026 are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for the three months ended March 31, 2026 are subject to change. Amounts in the three months ended March 31, 2025 are preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired. The initial accounting for transactions that closed subsequent to March 31, 2026, but before the financial statements are issued, remains incomplete upon issuance.
Unaudited pro forma combined information that shows our operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Revenues	$457,328	$444,449
Operating income	$4,855	$4,008
Net loss	$(5,539)	$(4,496)

Basic and diluted loss per share attributable to common stockholders:
Weighted average common shares outstanding	63,544	63,387
Basic and diluted loss per common share	$(0.09)	$(0.07)
The unaudited pro forma results set forth in the table above have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions occurred as of January 1, 2025 or of the results of our future operations. Furthermore, the unaudited pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the completed acquisitions.

5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reportable operating segment is as follows:

	December 31, 2025	Acquisitions	Business Combination Adjustments	March 31, 2026
Eastern	$110,533	$—	$—	$110,533
Western	371,035	—	573	371,608
Mid-Atlantic	584,136	73,471	—	657,607
Resource Solutions	54,352	—	—	54,352
	$1,120,056	$73,471	$573	$1,194,100
Summaries of intangible assets by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, March 31, 2026
Intangible assets	$74,892	$427,625	$26,309	$528,826
Less accumulated amortization	(45,210)	(191,816)	(19,321)	(256,347)
	$29,682	$235,809	$6,988	$272,479

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2025
Intangible assets	$74,892	$427,625	$26,309	$528,826
Less accumulated amortization	(43,041)	(176,824)	(18,106)	(237,971)
	$31,851	$250,801	$8,203	$290,855
Intangible amortization expense was $18,376 and $19,466 during the three months ended March 31, 2026 and March 31, 2025, respectively.
Based on the amortizable intangible assets recorded in the consolidated balance sheets at March 31, 2026, intangible amortization expense for each of the next five fiscal years and thereafter is estimated as follows:

Estimated Future Intangible Amortization Expense as of March 31, 2026
For the remainder of the fiscal year ending December 31, 2026	$51,545
Fiscal year ending December 31, 2027	$61,057
Fiscal year ending December 31, 2028	$51,960
Fiscal year ending December 31, 2029	$40,158
Fiscal year ending December 31, 2030	$28,528
Thereafter	$39,231

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
The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$192,722	$172,230
Obligations incurred	2,938	1,698
Accretion expense	3,951	3,654
Obligations settled (1)	(781)	(755)
Ending balance	$198,830	$176,827
(1)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.

7.    DEBT
A summary of debt is as follows:

	March 31, 2026	December 31, 2025
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.218% as of March 31, 2026	$800,000	$800,000
Revolving Credit Facility due September 2029; bearing interest at term secured overnight financing rate (“Term SOFR”) plus 1.550%	—	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 3.125% through May 2026	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 4.250% through September 2030	37,500	37,500
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2015R-3”) due August 2035 - fixed rate interest period bearing interest at 5.000% through August 2035	29,000	29,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.000% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	25,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.950% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.708% as of March 31, 2026	89,969	94,035
Notes payable with no stated interest rate maturing through September 2028	1,097	1,097
Principal amount of debt	1,164,566	1,168,632
Less—unamortized debt issuance costs	13,223	13,970
Debt less unamortized debt issuance costs	1,151,343	1,154,662
Less—current maturities of debt	24,588	25,735
	$1,126,755	$1,128,927

Credit Facility
In the fiscal year ended December 31, 2024 (”fiscal year 2024”), we entered into a second amended and restated credit agreement (“Credit Agreement”), which amended and restated in its entirety our amended and restated credit agreement (“Prior Credit Agreement”). The Credit Agreement provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, "Credit Facility"). A portion of the proceeds of the Credit Facility refinanced in full our term loans under the Prior Credit Agreement.
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2026, further advances were available under the Revolving Credit Facility in the amount of $673,418. The available amount is net of outstanding irrevocable letters of credit totaling $26,582, and as of March 31, 2026 no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2026, we were in compliance with the covenants contained in the Credit Agreement. An event of default under any of our debt agreements could permit some of our lenders, including the lenders under the Credit Facility, to declare all amounts borrowed from them to be immediately due and payable, together with accrued and unpaid interest, or, in the case of the Credit Facility, terminate the commitment to make further credit extensions thereunder, which could, in turn, trigger cross-defaults under other debt obligations. If we were unable to repay debt to our lenders or were otherwise in default under any provision governing our outstanding debt obligations, our secured lenders could proceed against us and against the collateral securing that debt.

Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of March 31, 2026, we had outstanding $273,500 aggregate principal amount of tax-exempt bonds issued by the states of New York, Vermont, Maine and New Hampshire (collectively, the “Industrial Revenue Bonds”), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In the three months ended March 31, 2025, we completed the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2, which bears a fixed interest rate of 4.375% through May 2032 and repaid in full Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured in January 2025.
Cash, Cash Equivalents and Restricted Cash - Non-Current
Restricted cash is included with restricted assets in our consolidated balance sheets based on the nature of the underlying restriction. Our restricted cash included with restricted assets, classified as non-current assets as of December 31, 2025, was associated with legally restricted cash held in an escrow account due to the timing of the close of an acquisition.
Beginning of period and end of period cash, cash equivalents and restricted cash - non-current presented in the consolidated statements of cash flows is reconciled as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$126,903	$123,773
Restricted cash - non-current	—	93,086
Cash, cash equivalents and restricted cash - non-current	$126,903	$216,859
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
As of both March 31, 2026 and December 31, 2025, we had $515,000 notional amount of active interest rate derivative agreements outstanding. Interest rate derivative agreements outstanding as of March 31, 2026, mature between December 2026 and February 2030 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.626%.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps	Other current assets	$2,133	$2,081
Interest rate swaps	Other non-current assets	931	835
		$3,064	$2,916

Interest rate swaps	Other accrued liabilities	$2,228	$3,073
Interest rate swaps	Other long-term liabilities	3,114	5,348
		$5,342	$8,421

Interest rate swaps	Accumulated other comprehensive loss, net of tax	$(2,278)	$(5,505)
Interest rate swaps - tax effect	Accumulated other comprehensive loss, net of tax	582	1,550
		$(1,696)	$(3,955)
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual, net of payments of $2,265 relating to our outstanding legal proceedings as of March 31, 2026 and it is at least reasonably possible that a change in estimate will occur in the near-term. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC Subtopic 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
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

Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”), for the development of new landfill capacity in New Hampshire. On April 8, 2025, GSL filed a Petition for Declaratory Judgment in the Merrimack Superior Court (“Court”) requesting that the Court find that NHDES’s denial of GSL’s application was unlawful (“Petition”). On May 9, 2025, NHDES filed an Answer to the Petition. On June 23, 2025, North Country Alliance for Balanced Change (“NCABC”) filed a Motion to Intervene, in response to which GSL filed an Objection on June 30, 2025. On July 1, 2025, a scheduling conference was held and the Court issued a Scheduling Order of the same date providing that the issues raised in the Petition appear to be a legal dispute that can be addressed by cross-motions for summary judgment, and requiring the parties to confer and submit briefing schedule proposals to the Court on or before July 18, 2025. A Joint Proposed Briefing Schedule was filed by the parties on July 17, 2025. NCABC filed a reply to GSL’s Objection to NCABC’s Motion to Intervene on July 25, 2025. On August 5, 2025, the Court issued an order granting NCABC’s Motion to Intervene. GSL timely moved for reconsideration of that order, which was denied on September 2, 2025. GSL then filed a Motion for an Interlocutory Appeal on September 12, 2025, to challenge NCABC’s standing to intervene. NCABC objected to the Motion for an Interlocutory Appeal on September 22, 2025. On September 15, 2025, GSL and NHDES filed cross-motions for summary judgment. NCABC joined in NHDES’s motion. GSL’s and NHDES’s objections to the cross-motions for summary judgment were submitted October 15, 2025. A hearing on the motions for summary judgment originally scheduled for February 26, 2026 has yet to be rescheduled.
On May 5, 2025, GSL and NCABC each filed a Notice of Appeal of NHDES’s denial of GSL’s application with the New Hampshire Waste Management Council (“GSL Appeal” and “NCABC Appeal”, respectively). On May 9, 2025, GSL filed a partially assented to Motion to Intervene in the NCABC Appeal, followed by a Motion to Dismiss the NCABC Appeal on June 27, 2025. NHDES filed a Motion to Dismiss the NCABC Appeal on July 17, 2025. NCABC filed an Objection to GSL’s Motion to Dismiss on July 24, 2025 and to NHDES’s Motion to Dismiss on July 28, 2025. On August 8, 2025, NCABC filed a Motion to Intervene in the GSL Appeal which will depend on the success or failure of GSL’s Motion to Dismiss the NCABC Appeal. On February 23, 2026, the Waste Management Council issued an Order declining to accept the NCABC Appeal. In response, NCABC submitted a Motion for Rehearing and Clarification along with a Revised Petition for Appeal, both dated March 16, 2026. The Waste Management Council subsequently denied NCABC’s Motion for Rehearing by Order dated March 27, 2026. The Waste Management Council held a prehearing conference for this matter on April 15, 2026, at which time NCABC’s Motion to Intervene was argued, and a deadline was set for NHDES to file additional motions concerning the GSL Appeal. NCABC’s Motion to Intervene remains under consideration. As of March 31, 2026, we had $13,480 of capitalized project development costs related to the GSL landfill project included in other non-current assets.
Juniper Ridge Landfill Public Benefit Determination Remand on Appeal
On January 7, 2026, the Penobscot Superior Court (“Superior Court”) issued a decision in the matter of Penobscot Nation & Conservation Law Foundation (“Petitioners”) v. Maine Department of Environmental Protection (“Department”), with Casella subsidiary, NEWSME Landfill Operations, LLC as Party‑in‑Interest, addressing the Petitioners’ challenge to the Department’s public benefit determination for the proposed expansion of the Subtitle D landfill located in West Old Town, Maine (“Juniper Ridge Landfill”) that we operate. The Superior Court granted Petitioners’ motion for judicial notice and found that the Department failed to make necessary factual findings regarding both the need for on‑site sludge‑drying and the cumulative environmental burdens borne by the Penobscot Nation. The Superior Court remanded the matter for the Department to make additional findings on these issues. The Department made additional findings in a revised public benefit determination submitted by the Department to the Superior Court on March 23, 2026. The matter remains pending before the Superior Court.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate when the amount and timing of cash payments for the liability are fixed or reliably determinable. The weighted-average risk-free interest rate associated with our environmental remediation liabilities as of March 31, 2026 was approximately 1.8%.
A summary of the changes to the aggregate environmental remediation liabilities for the three months ended March 31, 2026 and 2025 follows:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$4,988	$5,532
Accretion expense	22	23
Obligations settled (1)	(69)	(12)
Ending balance	4,941	5,543
Less: current portion	1,239	1,585
Long-term portion	$3,702	$3,958
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (“Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of March 31, 2026, there were 1,857 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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

A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	101	$80.85
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, March 31, 2026	101	$80.85	6.5	$89
Exercisable, March 31, 2026	60	$80.25	6.4	$89
Stock-based compensation expense related to stock options was $133 during the three months ended March 31, 2026, as compared to $133 during the three months ended March 31, 2025. As of March 31, 2026, we had $855 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 1.7 years.
During the three months ended March 31, 2026, the aggregate intrinsic value of stock options exercised was zero dollars.
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
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	207	$104.73
Granted	135	$95.17
Class A Common Stock Vested	(41)	$92.49
Forfeited	(8)	$110.63
Outstanding, March 31, 2026	293	$101.90	2.2	$23,241
Unvested, March 31, 2026	530	$103.90	2.1	$42,020
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 237 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,494 during the three months ended March 31, 2026, as compared to $4,609 during the three months ended March 31, 2025.
During the three months ended March 31, 2026, the total fair value of other stock awards vested was $3,724.
As of March 31, 2026, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $10,469, which is to be recognized over a weighted average period of 2.3 years. As of March 31, 2026, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $14,704, which is to be recognized over a weighted average period of 2.1 years.

The weighted average fair value of market-based performance stock units granted during the three months ended March 31, 2026 was $98.60 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.72% and an expected volatility of 25.6% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the consolidated statements of operations.
We also recorded $239 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three months ended March 31, 2026, as compared to $169 during the three months ended March 31, 2025.
Accumulated Other Comprehensive Loss, Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive loss, net of tax follows:

Interest Rate Swaps
Balance, December 31, 2025	$(3,955)
Other comprehensive income before reclassifications	3,429
Interest rate swap amounts reclassified into interest expense	(201)
Income tax provision related to items of other comprehensive loss	(969)
Other comprehensive income, net of tax	2,259
Balance, March 31, 2026	$(1,696)

A summary of reclassifications out of accumulated other comprehensive (loss) income, net of tax into earnings follows:

	Three Months Ended March 31,
	2026	2025
Accumulated Other Comprehensive (Loss) Income, Net of Tax	Amounts Reclassified Out of Accumulated Other Comprehensive (Loss) Income, Net of Tax		Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(201)	$(1,011)	Interest expense
	201	1,011	Loss before income taxes
	59	297	Benefit for income taxes
	$142	$714	Net loss

10.    LOSS PER SHARE
Basic loss per share attributable to common stockholders is computed by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings per share, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of loss per share attributable to common stockholders follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(5,539)	$(4,810)
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,622	62,475
Class B common stock	988	988
Effect of weighted average shares outstanding	(66)	(76)
Basic weighted average common shares outstanding	63,544	63,387
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	—	—
Diluted weighted average common shares outstanding	63,544	63,387
Anti-dilutive potentially issuable shares	441	422
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three months ended March 31, 2026 and March 31, 2025, we recorded charges of $6,509 and $5,529, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Organics Facility Closure Charge
In the three months ended December 31, 2025, we recorded a charge related to us ceasing operations of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products. In the three months ended March 31, 2026, we recorded $927 of other costs as incurred associated with winding down the facility, and expect to incur additional costs related to ceasing operations at the facility.
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

Assets and Liabilities Accounted for at Fair Value
Our financial instruments include cash, cash equivalents and non-current restricted cash, accounts receivable, restricted investment securities held in trust on deposit with various banks as collateral for our obligations relative to our landfill final capping, closure and post-closure costs, interest rate derivatives, trade payables and debt. The carrying values of cash, cash equivalents and non-current restricted cash, accounts receivable and trade payables approximate their respective fair values due to their short-term nature. The fair value of restricted investment securities held in trust, which are valued using quoted market prices, are included as restricted assets in the Level 1 tier below. The fair value of the interest rate derivatives included in the Level 2 tier below is calculated using discounted cash flow valuation methodologies based upon Term SOFR yield curves that are observable at commonly quoted intervals for the full term of the swaps. We recognize all derivatives accounted for on the consolidated balance sheets at fair value.
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at March 31, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,951	$—	$—
Interest rate swaps	—	3,064	—
	$2,951	$3,064	$—
Liabilities:
Interest rate swaps	$—	$5,342	$—

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$3,179	$—	$—
Interest rate swaps	—	2,916	—
	$3,179	$2,916	$—
Liabilities:
Interest rate swaps	$—	$8,421	$—

Fair Value of Debt
As of March 31, 2026, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was zero dollars. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
As of March 31, 2026, the fair value of the Industrial Revenue Bonds was approximately $278,508 and the carrying value was $273,500. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
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

13.    SEGMENT REPORTING
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We classify our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from solid waste (i) collection and (ii) disposal services, which include landfill and transfer station services, as well as (iii) transportation, (iv) landfill gas-to-energy and (v) processing services in the eastern United States.
Our Resource Solutions operating segment leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations are comprised of processing services and our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material related brokerage services and sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment.
For comparative purposes, summarized financial information by segment reported in the three months ended March 31, 2025 has been updated in the table below as we have voluntarily corrected certain amounts related to an immaterial error in previously issued segment footnote disclosure by reclassifying certain intercompany amounts from contra-revenue recorded in our Eastern and Western regions to costs of operations for those same regions, with no impact on any measure of segment operating income (loss) or our consolidated balance sheet, earnings, or cash flows.
See Note 5, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
The accounting policies of our reportable operating segments are the same as those described in Item 8. “Financial Statements and Supplementary Data” of our 2025 Form 10-K. Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). Our CODM uses operating income in evaluating reportable operating segment performance in order to properly allocate resources and make key operating decisions. Intercompany revenues and expenses are eliminated in the computation of consolidated gross revenues and operating income.
The CODM uses operating income for each reportable operating segment in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each reportable operating segment.
Summarized financial information concerning our reportable segments for the three months ended March 31, 2026 and 2025 follows:

Three Months Ended March 31, 2026

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$111,287	$162,448	$94,794	$368,529	$88,799	$—	$—	$457,328
Intercompany revenues	27,510	59,992	6,542	94,044	5,798	—	(99,842)	—
Gross revenues	138,797	222,440	101,336	462,573	94,597	—	(99,842)	457,328
Cost of operations	100,901	151,775	76,322	328,998	78,859	912	(99,842)	308,927
General and administration	6,591	8,397	5,959	20,947	5,451	31,730	—	58,128
Depreciation and amortization	17,156	32,457	21,151	70,764	5,196	2,022	—	77,982
Expense from acquisition activities	64	122	1,716	1,902	17	4,590	—	6,509
Organics facility closure charge	—	—	—	—	927	—	—	927
Operating income (loss)	$14,085	$29,689	$(3,812)	$39,962	$4,147	$(39,254)	$—	4,855
Interest expense, net								13,993
Other income								(314)
Loss before income taxes								$(8,824)
Interest expense, net	$384	$238	$385	$1,007	$22	$12,964	$—	$13,993
Capital expenditures	$7,675	$16,078	$20,903	$44,656	$1,716	$3,607	$—	$49,979
Total assets	$549,868	$1,117,182	$1,134,439	$2,801,489	$277,422	$191,538	$—	$3,270,449
Three Months Ended March 31, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$104,740	$152,316	$77,848	$334,904	$82,197	$—	$—	$417,101
Intercompany revenues	26,289	53,726	1,813	81,828	3,476	—	(85,304)	—
Gross revenues	131,029	206,042	79,661	416,732	85,673	—	(85,304)	417,101
Cost of operations	95,653	140,412	59,172	295,237	70,032	487	(85,304)	280,452
General and administration	6,053	9,169	4,000	19,222	4,541	32,723	—	56,486
Depreciation and amortization	16,109	30,360	18,261	64,730	5,134	1,627	—	71,491
Expense from acquisition activities	396	844	2,414	3,654	992	883	—	5,529
Operating income (loss)	$12,818	$25,257	$(4,186)	$33,889	$4,974	$(35,720)	$—	3,143
Interest expense, net								11,598
Other income								(320)
Loss before income taxes								$(8,135)
Interest expense, net	$226	$221	$55	$502	$26	$11,070	$—	$11,598
Capital expenditures	$8,103	$15,200	$25,633	$48,936	$4,070	$2,469	$—	$55,475
Total assets	$538,730	$1,131,276	$921,155	$2,591,161	$276,983	$337,726	$—	$3,205,870

A summary of our revenues attributable to services provided follows:

	Three Months Ended March 31,
	2026	2025
Collection	$309,652	$276,461
Disposal (1)	49,511	48,485
Transportation (1)	4,647	5,214
Landfill gas-to-energy	2,935	2,765
Processing	1,784	1,979
Solid waste	368,529	334,904
Processing (2)	43,315	44,516
National Accounts (2)	45,484	37,681
Resource Solutions	88,799	82,197
Total revenues	$457,328	$417,101
(1)In the three months ended March 31, 2026, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Prior period information has been updated to conform to the current period presentation.
(2)In the three months ended March 31, 2026, we realigned a business unit related to organic materials brokerage operations within our Resource Solutions operating segment from the National Accounts service line to the processing service line. Certain prior period amounts have been reclassified between service lines to conform to the current period presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included under Item 1. “Financial Statements”. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“fiscal year 2025”) filed with the Securities and Exchange Commission on February 20, 2026 (“2025 Form 10-K”).
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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A. “Risk Factors” in our 2025 Form 10-K.
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
As of April 15, 2026, we owned and/or operated 88 solid waste collection operations, 74 transfer stations, 34 recycling facilities, eight Subtitle D landfills, two landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy facilities and four renewable natural gas (“RNG”), which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Recent Events
Acquisitions
Subsequent to March 31, 2026, we completed three acquisitions using cash on hand as well as borrowings under our revolving credit facility (“Revolving Credit Facility”), including the purchase of all of the equity interests of Star Waste Systems Holdings, LLC and related entities, with operations in eastern Massachusetts, including the greater Boston area, and southern New Hampshire.
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for services related to (i) collection (ii) disposal, which includes landfill and transfer station services, (iii) transportation, (iv) landfill gas-to-energy and (v) processing in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity, electricity capacity and renewable energy credits, along with the rights to generation and sale of RNG and related tax credits at certain of our landfill facilities.
We manage our resource renewal operations through the Resource Solutions operating segment, which leverages our core competencies in materials processing, industrial recycling, organics and resource management service offerings to deliver a comprehensive solution for our larger commercial, municipal, institutional and industrial customers that have more diverse waste and recycling needs. Revenues associated with our Resource Solutions operations includes processing services and services provided by our National Accounts business. Revenues from processing services are derived from customers in the form of processing fees, tipping fees, commodity sales, and organic material related brokerage services and sales. Revenues from our National Accounts business are derived from brokerage services and overall resource management services providing a wide range of environmental services and resource management solutions to large and complex organizations, as well as traditional collection, disposal and recycling services provided to large account multi-site customers.

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended March 31,				$ Change
	2026		2025
Collection	$309.7	67.7%	$276.5	66.3%	$33.2
Disposal (1)	49.5	10.8%	48.5	11.6%	1.0
Transportation (1)	4.6	1.0%	5.2	1.3%	(0.6)
Landfill gas-to-energy	2.9	0.6%	2.8	0.7%	0.1
Processing	1.8	0.5%	1.9	0.4%	(0.1)
Solid waste operations	368.5	80.6%	334.9	80.3%	33.6
Processing (2)	43.3	9.5%	44.5	10.7%	(1.2)
National Accounts (2)	45.5	9.9%	37.7	9.0%	7.8
Resource Solutions operations	88.8	19.4%	82.2	19.7%	6.6
Total revenues	$457.3	100.0%	$417.1	100.0%	$40.2
(1)In the three months ended March 31, 2026, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Prior period information has been updated to conform to the current period presentation.
(2)In the three months ended March 31, 2026, we realigned a business unit related to organic materials brokerage operations within our Resource Solutions operating segment from the National Accounts service line to the processing service line. Certain prior period amounts have been reclassified between such service lines to conform to the current period presentation.
Solid waste revenues
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2026 vs. 2025
	Amount	% Growth
Price	$17.0	5.1%
Volume	(8.5)	(2.5)%
Intercompany transfers to National Accounts	(1.6)	(0.5)%
Surcharges and other fees	3.2	0.9%
Commodity price and volume	0.2	—%
Acquisitions	23.3	7.0%
Solid waste revenues	$33.6	10.0%

The most significant items impacting the change in our solid waste revenues during the three months ended March 31, 2026 as compared to the prior year period, are summarized below:
•Price increased solid waste revenues, including higher collection pricing of $14.7 million, or 5.3% as a percentage of collection revenues, and higher disposal pricing of $2.3 million, or 4.7% as a percentage of disposal revenues.
•Volume decreased solid waste revenues, driven by lower collection volumes of $(5.8) million, or (2.1)% as a percentage of collection revenues, and lower disposal volumes of $(1.8) million, or (3.8)% as a percentage of disposal revenues, primarily related to transfer stations and to a lesser extent landfills.
•Surcharges and other fees increased solid waste revenues, due to higher energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to higher diesel fuel prices and higher sustainability recycling adjustment fee (“SRA Fee(s)”) revenues from lower recycled commodity prices as compared to the prior year period, combined with higher participation levels in our fee programs.
•Acquisitions increased solid waste revenues due to the impact of the acquisition completed in the three months ended March 31, 2026, as well as the rollover impact of acquisitions completed in fiscal year 2025, due to the timing of when the acquisitions were completed.

Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period change in Resource Solutions revenues.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2026		2025
Cost of operations	$308.9	67.6%	$280.5	67.2%	$28.4
General and administration	$58.1	12.7%	$56.5	13.5%	$1.6
Depreciation and amortization	$78.0	17.1%	$71.5	17.1%	$6.5
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended March 31,				$ Change
	2026		2025
Direct costs	$100.4	22.0%	$91.6	22.0%	$8.8
Direct labor costs	77.5	17.0%	67.8	16.3%	9.7
Direct operational costs	30.0	6.6%	29.7	7.1%	0.3
Fuel costs	19.3	4.2%	15.8	3.8%	3.5
Maintenance and repair costs	41.9	9.1%	40.1	9.5%	1.8
Other operational costs	39.8	8.7%	35.5	8.5%	4.3
Total cost of operations	$308.9	67.6%	$280.5	67.2%	$28.4
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the change in our cost of operations during the three months ended March 31, 2026, as compared to the prior year period, are summarized below:
•Direct costs increased in aggregate dollars primarily due to acquisitions and higher third-party disposal rates.
•Direct labor costs increased primarily due to acquisitions and higher wage and benefit rates.
•Direct operational costs were mostly flat in aggregate dollars and decreased as a percentage of revenues primarily due to (i) lower short term rental expenses, (ii) the ceasing of operations in the three months ended December 31, 2025 of an organic residuals composting facility in Maine resulting in lower direct operational costs and (iii) the prior year period including legal penalties associated with leachate management at a landfill we own in our Eastern region; offset by (a) acquisitions, (b) higher expenses related to insurance claims, (c) higher landfill operating lease amortization related to higher landfill tonnages at a landfill we lease in our Western region, (d) higher accretion expense associated with changes in the timing and cost estimates of our capping, closure and post-closure obligations and (e) general cost inflation. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties and the organics facility ceasing operations, respectively.
•Fuel costs increased due to acquisitions and higher average diesel fuel prices. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.

•Maintenance and repair costs increased in aggregate dollars due to acquisitions and higher personnel related costs; partially offset by lower expenses for parts and short term rentals.
•Other operational costs increased due to (i) acquisitions, (ii) higher spending associated with supporting business growth, including personnel related costs and (iii) general cost inflation; partially offset by lower short term rental costs.
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
A summary of the major components of our general and administration expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2026		2025
Labor costs	$38.8	8.5%	$39.5	9.5%	$(0.7)
Professional service fees	2.7	0.6%	3.3	0.8%	(0.6)
Provision (recoveries) for expected credit losses	1.1	0.2%	(0.1)	—%	1.2
Other	15.5	3.4%	13.8	3.2%	1.7
Total general and administration expense	$58.1	12.7%	$56.5	13.5%	$1.6
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars while decreasing as a percentage of revenues in the three months ended March 31, 2026 as compared to the prior year period, primarily due to (i) acquisition activity, including increased labor costs and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, and benefit costs and (iii) a higher provision for expected credit losses attributable to unfavorable shifts in the receivables aging buckets compared to those observed in the prior year period; partially offset by lower accruals related to incentive compensation and lower expenses related to third-party professional services, including legal and accounting services.
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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended March 31,				$ Change
	2026		2025
Depreciation expense	$45.8	10.0%	$39.6	9.5%	$6.2
Landfill amortization expense	13.8	3.0%	12.5	3.0%	1.3
Amortization of intangibles	18.4	4.1%	19.4	4.6%	(1.0)
Total depreciation and amortization	$78.0	17.1%	$71.5	17.1%	$6.5
Depreciation and amortization expense increased in aggregate dollars in the three months ended March 31, 2026 as compared to the prior year period, primarily due to (i) acquisitions, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions, and higher landfill volumes in our Western and Mid-Atlantic regions; partially offset by lower amortization of acquired intangibles.

Expense from Acquisition Activities
In the three months ended March 31, 2026 and March 31, 2025, we recorded charges of $6.5 million and $5.5 million, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Organics Facility Closure Charge
In the three months ended December 31, 2025, we recorded a charge related to us ceasing operations of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products. In the three months ended March 31, 2026, we recorded $0.9 million of other costs as incurred associated with winding down the facility, and expect to incur additional costs related to ceasing operations at the facility.
Other Expenses
Interest Expense, net
Our interest expense, net increased $2.4 million in the three months ended March 31, 2026 as compared to the prior year period, primarily due to lower interest income related to lower average cash balances and, to a lesser extent, lower average interest rates.
Benefit for Income Taxes
Our benefit for income taxes was $(3.3) million in the three months ended March 31, 2026, which was the same amount in the prior year period. The March 31, 2026 benefit included $(0.1) million of current income tax benefit and $(3.2) million of deferred income tax benefit. For the three months ended March 31, 2025, the benefit of $(3.3) million included zero dollars of current income taxes and $(3.3) million of deferred income tax benefit. The 37.2% effective rate for the three months ended March 31, 2026 was computed based on the statutory rate of 21% adjusted primarily for state taxes, non-deductible officer compensation, and an increase in the effective state rate due to tax attributes in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. The March 31, 2026 effective rate was lower than the 40.9% effective rate for the three months ended March 31, 2025, primarily due to differences in the valuation allowance of attributes, state income taxes and other discrete items.
On July 4, 2025, H.R.1 – One Big Beautiful Bill Act (The “OBBB Act”) was enacted. The OBBB Act addresses a wide range of changes including reinstating 100% bonus depreciation eligible for qualified assets. The OBBB Act also restores the EBITDA-based computation of interest expense limitations under Section 163(j) of the Internal Revenue Code among other income tax items; any interest expense limited may be carried forward indefinitely and utilized in later years subject to the interest limitation. We have evaluated the impacts of the OBBB Act, both federal and state, for those provisions that impact the fiscal year ending December 31, 2026. We will continue to evaluate the impacts of the OBBB Act for any further changes relating to state conformity to OBBB Act for future years.
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

Segment Reporting
We report selected information about our reportable operating segments in a manner consistent with that used for internal management reporting. We manage our solid waste operations on a geographic basis through three regional operating segments, the Eastern, Western and Mid-Atlantic regions. We manage our resource renewal operations through the Resource Solutions operating segment. As noted above, for comparative purposes, certain prior period amounts have been moved between the processing and National Accounts service lines within our Resource Solutions operating segment to conform to the current period presentation reflecting the realignment of a business unit related to organic materials brokerage operations. In addition, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Prior period information has been updated to conform to the current period presentation for comparative purposes. Legal, tax, information technology, human resources, certain finance and accounting and other administrative functions are included in our Corporate Entities segment, which is not a reportable operating segment.
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2026	2025
Eastern	$111.3	$104.7	$6.6
Western	162.4	152.3	10.1
Mid-Atlantic	94.8	77.8	17.0
Resource Solutions	88.8	82.3	6.5
Total revenues	$457.3	$417.1	$40.2
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended March 31,		$ Change
	2026	2025
Eastern	$14.1	$12.8	$1.3
Western	29.7	25.3	4.4
Mid-Atlantic	(3.8)	(4.2)	0.4
Resource Solutions	4.1	5.0	(0.9)
Corporate Entities	(39.2)	(35.8)	(3.4)
Operating income	$4.9	$3.1	$1.8
Eastern Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Eastern region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2026 vs. 2025
	Amount	% Growth
Price	$5.6	5.4%
Volume	(2.0)	(1.9)%
Surcharges and other fees	1.5	1.3%
Commodity price and volume	0.4	0.4%
Acquisitions	1.1	1.1%
Solid waste revenues	$6.6	6.3%
Solid waste revenues increased in the three months ended March 31, 2026 as compared to the prior year period, primarily driven by (i) higher collection pricing of $4.8 million, or 5.9% as a percentage of collection revenues, (ii) higher surcharges and other fees due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices and higher SRA Fee revenues from lower recycled commodity prices as compared to the prior year period, combined with higher participation levels in our fee programs, (iii) the contribution from acquisitions and (iv) higher disposal pricing of $0.8 million, or 4.1% as a percentage of disposal revenues; partially offset by (a) lower disposal volumes of $(1.1) million, or (5.6)% as a percentage of disposal revenues, as well as (b) lower collection volumes of $(0.7) million, or (0.9)% as a percentage of collection revenues.
Operating income increased in the three months ended March 31, 2026 by $1.3 million as compared to the prior year period. The period-over-period increase was driven by (i) revenue growth, described above, (ii) the prior year period including legal penalties associated with leachate management at a landfill we own, (iii) lower expense from acquisition activities and (iv) lower short term rental expenses; partially offset by (a) higher costs associated with operating and supporting acquired businesses, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) lower contributions related to intercompany subcontracting with our National Accounts business and (d) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs.
See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties and the expense from acquisition activities, respectively.
Western Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Western region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2026 vs. 2025
	Amount	% Growth
Price	$8.5	5.6%
Volume	(3.5)	(2.3)%
Surcharges and other fees	2.0	1.4%
Commodity price and volume	(0.3)	(0.2)%
Acquisitions	3.4	2.2%
Solid waste revenues	$10.1	6.7%
Solid waste revenues increased in the three months ended March 31, 2026 as compared to the prior year period, due to the impact from (i) higher collection pricing of $7.1 million, or 6.0%, (ii) the contribution from acquisitions, (iii) higher surcharges and other fees due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices and higher SRA Fee revenues from lower recycled commodity prices as compared to the prior year period, combined with higher participation levels in our fee programs, (iii) higher disposal pricing of $1.3 million, or 5.0% as a percentage of disposal revenues, (iv) slightly higher third-party landfill volume more than offset by lower transfer station volume resulting in lower overall disposal volumes of $(0.8) million, or (3.1)% as a percentage of disposal revenues, (v) lower collection volume of $(2.0) million, or (1.7)% as a percentage of collection revenues and (vi) lower other solid waste volume of $(0.7) million, or (10.0)% as a percentage of related revenues, primarily related to transportation volume.
Operating income increased in the three months ended March 31, 2026 by $4.4 million as compared to the prior year period. The period-over-period increase was due to (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, (iii) lower amortization of acquired intangibles, (iv) lower expense from acquisition activities, (v) lower expenses for parts and short term rentals and (iv) lower accrued incentive compensation; partially offset by (a) increased depreciation expense due to acquisitions and investment in property and equipment, (b) higher costs associated with operating and supporting acquired businesses, (c) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our closure, post-closure, and capping obligations, and higher landfill volumes, (d) higher expenses related to insurance claims, (e) a higher provision for expected credit losses attributable to unfavorable shifts in the receivables aging buckets compared to those observed in the prior year period and (f) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.

Mid-Atlantic Region
A summary of the period-to-period change in solid waste revenues (dollars in millions and as percentage growth of Mid-Atlantic region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2026 vs. 2025
	Amount	% Growth
Price	$2.8	3.6%
Volume	(3.0)	(3.8)%
Intercompany transfers to National Accounts	(1.6)	(2.0)%
Surcharges and other fees	(0.1)	(0.2)%
Acquisitions	18.9	24.2%
Solid waste revenues	$17.0	21.8%
Solid waste revenues increased in the three months ended March 31, 2026 as compared to the prior year period, primarily driven by the contribution from acquisitions and higher collection pricing of $2.7 million, or 3.6% as a percentage of collection revenues; partially offset by lower collection volumes of $(3.1) million, or (4.1)% as a percentage of collection revenues and the internal transfer of customers and associated revenues previously managed under the Mid-Atlantic operating segment to the Resource Solutions operating segment.
Operating loss decreased in the three months ended March 31, 2026 by $0.4 million as compared to the prior year period. The period-over-period change was due to (i) revenue growth, described above, (ii) higher contributions related to intercompany subcontracting with our National Accounts business, (iii) lower expenses for parts and short term rentals, (iv) lower expense from acquisition activities, (v) lower expenses related to repairs performed by third parties and (vi) lower amortization of acquired intangibles; partially offset by (a) higher costs associated with operating and supporting acquired businesses, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) a higher provision for expected credit losses attributable to unfavorable shifts in the receivables aging buckets compared to those observed in the prior year period, (d) higher expenses related to insurance claims and (e) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.
Resource Solutions
A summary of the period-to-period change in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change for the Three Months Ended March 31, 2026 vs. 2025
	Amount	% Growth
Price	$(1.0)	(1.2)%
Volume	6.9	8.4%
Intercompany transfers from solid waste	1.6	1.9%
Facility closure	(1.8)	(2.2)%
Surcharges and other fees	0.2	0.4%
Acquisitions	0.6	0.7%
Resource Solutions revenues	$6.5	8.0%

Resource Solutions revenues increased in the three months ended March 31, 2026 as compared to the prior year period, primarily driven by (i) higher National Accounts business volumes related to new business growth of $4.2 million, or 11.2% as a percentage of National Accounts revenues, (ii) higher tipping fees of $1.8 million, or 6.8% as a percentage of related revenues, primarily related to contract structures that help to offset recycled commodity price movements, (iii) higher other processing volumes of $1.7 million, or 9.3% as a percentage of related revenues, (iv) National Accounts business pricing growth of $1.7 million, or 4.4% as a percentage of National Accounts revenues, (v) the internal transfer of customers and associated revenues previously managed under the Mid-Atlantic operating segment to the Resource Solutions operating segment, (vi) higher recycling volumes of $1.0 million, or 3.8% as a percentage of related revenues and (vii) higher other processing price of $1.0 million, or 5.7% as a percentage of related revenues; partially offset by (a) lower recycled commodity price of $(5.5) million, or (20.7)% as a percentage of related revenues and (b) lower other processing revenues associated with the ceasing of operations in the three months ended December 31, 2025 of an organic residuals composting facility in Maine.
Operating income decreased in the three months ended March 31, 2026 by $(0.9) million as compared to the prior year period. The period-over-period decrease was due to (i) higher costs associated with operating and supporting acquired businesses, (ii) higher directs costs associated with increased volumes in both our National Accounts and processing service lines, (iii) higher intercompany expenses related to the subcontracting of our National Accounts business, (iv) a higher provision for expected credit losses attributable to unfavorable shifts in the receivables aging buckets compared to those observed in the prior year period, (v) the organics facility closure charge in the three months ended March 31, 2026 associated with the winding down of operations at an organic residuals composting facility in Maine and (vi) general cost inflation, including for disposal, labor and maintenance costs; partially offset by (a) revenue growth, described above, (b) lower expense from acquisition activities and (c) a reduction of operational costs related to the organic residuals composting facility in Maine associated with the ceasing of operations at the facility.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities and the organics facility closure charge.
Corporate Entities
Corporate Entities operating loss reflects costs, including legal, tax, information technology, human resources, certain finance and accounting and other administrative functions, depreciation and amortization expense and certain expense from acquisition activities, which are not allocated to our reportable operating segments.
Operating loss increased in the three months ended March 31, 2026 by $(3.4) million as compared to the prior year period. The period-over-period increase was due to (i) higher expense from acquisition activities (ii) higher costs associated with supporting acquired businesses, (iii) general cost inflation for salaries, wages, benefits and other overhead costs including those associated with marketing, sales and community relations efforts and (iv) higher depreciation expense associated with back office financial system infrastructure; partially offset by (a) lower accrued incentive compensation, (b) lower expenses related to third-party professional services including legal and accounting services and (c) lower expense from insurance claims.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of March 31, 2026, we had $673.4 million of available and undrawn capacity under our $700.0 million Revolving Credit Facility and $126.9 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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

A summary of consolidated balance sheet items relevant to our liquidity (in millions) follows:

	March 31, 2026	December 31, 2025	$ Change
Cash and cash equivalents	$126.9	$123.8	$3.1
Current assets, excluding cash and cash equivalents	$232.8	$245.5	$(12.7)
Restricted cash and assets	$3.0	$96.3	$(93.3)
Total current liabilities:
Current liabilities, excluding current maturities of debt	$235.4	$268.2	$(32.8)
Current maturities of debt	24.6	25.7	(1.1)
Total current liabilities	$260.0	$293.9	$(33.9)
Debt, less current portion, excluding unamortized debt issuance costs	$1,140.0	$1,142.9	$(2.9)
Current assets, excluding cash and cash equivalents, decreased $(12.7) million, and current liabilities, excluding current maturities of debt, decreased $(32.8) million in the three months ended March 31, 2026, resulting in a $20.1 million increase in working capital, net (defined as current assets, excluding cash and cash equivalents minus current liabilities, excluding current maturities of debt), from $(22.7) million as of December 31, 2025 to $(2.6) million as of March 31, 2026.
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Three Months Ended March 31,		$ Change
	2026	2025
Net cash provided by operating activities	$62.3	$50.1	$12.2
Net cash used in investing activities	$(144.2)	$(158.8)	$14.6
Net cash used in financing activities	$(8.0)	$(4.7)	$(3.3)
Net decrease in cash, cash equivalents and restricted cash, including non-current	$(89.9)	$(113.4)	$23.5
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Three Months Ended March 31,
	2026	2025
Net loss	$(5.5)	$(4.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78.0	71.5
Interest accretion on landfill and environmental remediation liabilities	4.0	3.7
Amortization of debt issuance costs	0.7	0.8
Stock-based compensation	2.9	4.9
Operating lease right-of-use assets expense	5.6	4.7
Other items and charges, net	(0.2)	0.2
Deferred income taxes	(3.2)	(3.3)
	82.3	77.7
Changes in assets and liabilities, net	(20.0)	(27.6)
Net cash provided by operating activities	$62.3	$50.1
A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $12.2 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This was the result of business growth, including from acquisition activity, and a decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, see “Results of Operations” above.

Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Three Months Ended March 31,
	2026	2025
Acquisitions, net of cash acquired	$(94.6)	$(103.6)
Additions to property and equipment	(50.0)	(55.5)
Proceeds from sale of property and equipment	0.4	0.3
Net cash used in investing activities	$(144.2)	$(158.8)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the three months ended March 31, 2026, we acquired one business, which included $(93.1) million of cash consideration, and made $(1.5) million in payments on businesses previously acquired, as compared to the three months ended March 31, 2025 during which we acquired three businesses, which included $(103.5) million of cash consideration and made $(0.1) million in cash payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $5.5 million lower in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to lower spend related to acquisition activity; partially offset by increased investment in our fleet, as well as the timing of rail capital expenditures related to our Subtitle D landfill located in Mount Jewitt, Pennsylvania.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Three Months Ended March 31,
	2026	2025
Proceeds from long-term borrowings	$—	$25.0
Principal payments on debt	(8.0)	(29.0)
Payments of debt issuance costs	—	(0.7)
Net cash used in financing activities	$(8.0)	$(4.7)
Debt activity. Net cash used in financing activities associated with debt activity increased $(3.3) million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to finance lease activity. In the three months ended March 31, 2025, we also completed the drawdown of $25.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) and repaid in full $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured in January 2025.
See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding financing activities.
Payment of debt issuance costs. We paid $0.7 million of debt issuance costs in the three months ended March 31, 2025 primarily related to the issuance of Vermont Bonds 2022A-2.
Outstanding Long-Term Debt
Credit Facility
As of March 31, 2026, we are party to the Credit Agreement, which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of March 31, 2026, further advances were available under the Revolving Credit Facility in the amount of $673.4 million. The available amount is net of outstanding irrevocable letters of credit totaling $26.6 million, and as of March 31, 2026, no amount had been drawn.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of March 31, 2026, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended March 31, 2026	Covenant Requirements at March 31, 2026
Maximum consolidated net leverage ratio (1)	2.29	4.00
Minimum interest coverage ratio	7.67	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,064.6 million as of March 31, 2026, or $1,164.6 million of consolidated funded debt less $100.0 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of March 31, 2026. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended March 31, 2026
Net cash provided by operating activities	$341.9
Changes in assets and liabilities, net of effects of acquisitions and divestitures	36.6
Stock based compensation	(12.2)
Operating lease right-of-use assets expense	(10.6)
Other items and charges, net	(1.5)
Interest expense, less amortization of debt issuance costs	59.9
Provision for income taxes, net of deferred income taxes	1.9
Adjustments as allowed by the Credit Agreement (1)	49.5
Consolidated EBITDA	$465.5
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on Consolidated EBITDA.
In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of March 31, 2026, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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

Based on the seasonality of our business, operating results in the late fall, winter and early spring months are generally lower than the remainder of our fiscal year. Given the cash flow impact that this seasonality, the capital intensive nature of our business and the timing of debt payments has on our business, we may incur higher debt borrowings in order to meet our liquidity needs during these times. Consequently, our availability and performance against our financial covenants may tighten during these times as well.
Tax-Exempt Financings and Other Debt
As of March 31, 2026, we had outstanding $273.5 million aggregate principal amount of tax exempt bonds; $90.0 million aggregate principal amount of finance leases; and $1.1 million aggregate principal amount of notes payable.
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
Critical Accounting Estimates and Assumptions
Our financial statements have been prepared in accordance with GAAP and necessarily include certain estimates and judgments made by management. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our critical accounting estimates are more fully discussed in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K for fiscal year 2025.

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
Based on our consumption levels in the last twelve months ended March 31, 2026, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.60 cent per gallon change in the price of diesel fuel, based on 10% of the prevailing diesel fuel price per gallon at March 31, 2026, would change our direct fuel costs by approximately $10.0 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of March 31, 2026 and considering recently closed acquisitions, we believe a $0.60 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $8.0 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three months ended March 31, 2026, our fuel costs were $19.3 million, or 4.2% of revenues, as compared to $15.8 million, or 3.8% of revenues, in the three months ended March 31, 2025.
See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion about fuel expense.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (1) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (2) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (3) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (4) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of March 31, 2026, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of March 31, 2026 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Interest Rate Risk
Our strategy to reduce exposure to interest rate risk involves entering into interest rate derivative agreements to hedge against adverse movements in interest rates related to the variable rate portion of our long-term debt. We have designated these derivative instruments as highly effective cash flow hedges, and therefore the change in fair value is recorded in our stockholders’ equity as a component of accumulated other comprehensive loss, net of tax and included in interest expense at the same time as interest expense is affected by the hedged transactions. Differences paid or received over the life of the agreements are recorded as additions to or reductions of interest expense on the underlying debt and included in cash flows from operating activities.
The impact of interest rate risk as of March 31, 2026 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period-to-period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1 +
Rail Equipment Addendum to Master Lease Agreement No. 36629-90000 dated as of March 6, 2026 by and among Bank of America Leasing & Capital, LLC, Casella Waste Systems, Inc. and certain of its subsidiaries.

10.2 +	Progress Payment Agreement, dated March 6, 2026, by and between Banc of America Leasing & Capital, LLC and Casella Waste Management of Pennsylvania, Inc.

10.3
Master Lease No. 68105 (Co-Lessee) dated April 20, 2026 by and between Huntington National Bank and Casella Waste Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K of Casella as filed on April 22, 2026 (file no. 000-23211)).

10.4
Addendum to Master Lease Agreement No. 68105 (Co-Lessee) dated April 20, 2026 by and among Huntington National Bank, Casella Waste Systems, Inc., and the subsidiaries of Casella Waste Systems, Inc. party thereto (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K of Casella as filed on April 22, 2026 (file no. 000-23211)).

10.5
Interim Agreement No. 1 dated April 20, 2026 by and among Huntington National Bank, Casella Waste Systems, Inc. and the subsidiaries of Casella Waste Systems, Inc. party thereto (incorporated herein by reference to Exhibit 10.3 to the current report on Form 8-K of Casella as filed on April 22, 2026 (file no. 000-23211)).

10.6 +	Employment Agreement dated as of March 3, 2026, by and between Casella Waste Systems, Inc. and Christopher Rains

10.7 +	Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with employee contract) adopted April 2026

10.8 +	Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with no employee contract) adopted April 2026

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: May 1, 2026	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 1, 2026	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)