Form 10-Q
period 2026-06-30
CASELLA WASTE SYSTEMS INC
filed 2026-08-07
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of July 15, 2026:

Class A common stock, $0.01 par value per share:	62,651,846
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,541	$123,773
Accounts receivable, net of allowance for credit losses of $7,720 and $7,082, respectively	220,366	178,068
Prepaid expenses	34,844	29,930
Other current assets	33,841	37,510
Total current assets	314,592	369,281
Property and equipment, net of accumulated depreciation and amortization of $1,611,612 and $1,495,563, respectively	1,381,271	1,289,409
Operating lease right-of-use assets	111,528	105,252
Goodwill	1,372,773	1,120,056
Intangible assets, net	341,589	290,855
Restricted cash and assets	3,132	96,265
Cost method investments	10,967	10,967
Other non-current assets	21,664	21,241
Total assets	$3,557,516	$3,303,326
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$25,580	$25,735
Current operating lease liabilities	12,304	11,952
Accounts payable	126,550	102,468
Accrued payroll and related expenses	27,774	36,316
Contract liabilities	43,880	45,153
Current accrued final capping, closure and post-closure costs	6,482	7,562
Other accrued liabilities	74,389	64,716
Total current liabilities	316,959	293,902
Debt, less current portion	1,325,132	1,128,927
Operating lease liabilities, less current portion	81,988	72,513
Accrued final capping, closure and post-closure costs, less current portion	198,481	185,160
Deferred income taxes, net	23,123	18,965
Other long-term liabilities	31,809	35,150
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,651,000 and 62,526,000 shares issued and outstanding, respectively	627	625
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,705,710	1,697,143
Accumulated deficit	(126,883)	(125,114)
Accumulated other comprehensive income (loss), net of tax	560	(3,955)
Total stockholders' equity	1,580,024	1,568,709
Total liabilities and stockholders' equity	$3,557,516	$3,303,326
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$543,748	$465,334	$1,001,076	$882,435
Operating expenses:
Cost of operations	364,949	308,070	673,874	588,521
General and administration	63,168	54,523	121,296	111,009
Depreciation and amortization	88,498	77,006	166,481	148,497
Expense from acquisition activities	6,081	6,463	12,590	11,992
Organics facility closure charge	1,088	—	2,016	—
	523,784	446,062	976,257	860,019
Operating income	19,964	19,272	24,819	22,416
Other expense (income):
Interest expense	17,936	15,665	33,262	30,645
Interest income	(515)	(2,665)	(1,848)	(6,047)
Other income	(822)	(615)	(1,136)	(933)
Other expense, net	16,599	12,385	30,278	23,665
Income (loss) before income taxes	3,365	6,887	(5,459)	(1,249)
(Benefit) provision for income taxes	(405)	1,679	(3,690)	(1,647)
Net income (loss)	$3,770	$5,208	$(1,769)	$398
Basic earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	63,613	63,461	63,579	63,424
Basic earnings (loss) per common share	$0.06	$0.08	$(0.03)	$0.01
Diluted earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	63,685	63,563	63,579	63,524
Diluted earnings (loss) per common share	$0.06	$0.08	$(0.03)	$0.01
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,770	$5,208	$(1,769)	$398
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	12	1,007	217	2,016
Interest rate swap amounts reclassified into interest expense	(6)	(985)	(207)	(1,997)
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	3,181	(3,154)	6,405	(8,885)
Other comprehensive income (loss), before tax	3,187	(3,132)	6,415	(8,866)
Income tax provision (benefit) related to items of other comprehensive income (loss)	931	(916)	1,900	(2,599)
Other comprehensive income (loss), net of tax	2,256	(2,216)	4,515	(6,267)
Comprehensive income (loss)	$6,026	$2,992	$2,746	$(5,869)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2025	$1,568,709	62,526	$625	988	$10	$1,697,143	$(125,114)	$(3,955)
Issuances of Class A common stock, net	(3)	96	1	—	—	(4)	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive loss:
Net loss	(5,539)	—	—	—	—	—	(5,539)	—
Other comprehensive income, net of tax:
Hedging activity	2,259	—	—	—	—	—	—	2,259
Balance, March 31, 2026	1,568,292	62,622	626	988	10	1,700,005	(130,653)	(1,696)
Issuances of Class A common stock	1,689	29	1	—	—	1,688	—	—
Stock-based compensation	4,017	—	—	—	—	4,017	—	—
Comprehensive income:
Net income	3,770	—	—	—	—	—	3,770	—
Other comprehensive income, net of tax:
Hedging activity	2,256	—	—	—	—	—	—	2,256
Balance, June 30, 2026	$1,580,024	62,651	$627	988	$10	$1,705,710	$(126,883)	$560

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312
Issuances of Class A common stock	—	105	1	—	—	(1)	—	—
Stock-based compensation	4,911	—	—	—	—	4,911	—	—
Comprehensive loss:
Net loss	(4,810)	—	—	—	—	—	(4,810)	—
Other comprehensive loss, net of tax:
Hedging activity	(4,051)	—	—	—	—	—	—	(4,051)
Balance, March 31, 2025	1,546,889	62,475	625	988	10	1,684,788	(137,795)	(739)
Issuances of Class A common stock	1,434	27	—	—	—	1,434	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive income:
Net income	5,208	—	—	—	—	—	5,208	—
Other comprehensive loss, net of tax:
Hedging activity	(2,216)	—	—	—	—	—	—	(2,216)
Balance, June 30, 2025	$1,554,181	62,502	$625	988	$10	$1,689,088	$(132,587)	$(2,955)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(1,769)	$398
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	166,481	148,497
Interest accretion on landfill and environmental remediation liabilities	8,021	7,426
Amortization of debt issuance costs	1,492	1,519
Stock-based compensation	6,883	7,777
Operating lease right-of-use assets expense	12,453	10,392
Other items and charges, net	158	1,124
Deferred income taxes	(9,485)	(148)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(31,631)	(4,737)
Landfill operating lease contract expenditures	(1,500)	(1,340)
Accounts payable	17,239	5,799
Prepaid expenses, inventories and other assets	1,972	(6,650)
Accrued expenses, contract liabilities and other liabilities	(9,288)	(30,409)
Net cash provided by operating activities	161,026	139,648
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(400,816)	(175,018)
Additions to property and equipment	(122,288)	(121,878)
Proceeds from sale of property and equipment	640	503
Net cash used in investing activities	(522,464)	(296,393)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	248,950	25,000
Principal payments on debt	(78,364)	(32,984)
Payments of debt issuance costs	(466)	(802)
Net cash provided by (used in) financing activities	170,120	(8,786)
Net decrease in cash, cash equivalents and restricted cash, including non-current	(191,318)	(165,531)
Cash, cash equivalents and restricted cash, including non-current, beginning of period	216,859	383,303
Cash, cash equivalents and restricted cash, including non-current, end of period	$25,541	$217,772
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$31,405	$28,575
Cash income tax (refunds) payments, net	$(2,416)	$164
Supplemental Disclosure of Non-Cash Activities:
Right-of-use assets obtained in exchange for finance lease obligations	$24,954	$17,340
Right-of-use assets obtained in exchange for operating lease obligations	$14,851	$22,033
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2026 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2025 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of June 30, 2026 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since June 30, 2026 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of recent Accounting Standards Update’s (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that are pending adoption as of June 30, 2026 and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

Standard	Description	Effect on the Financial Statements or Other Significant Matters

ASU No. 2024-03: Improvements to Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40)	Requires entities to provide additional disclosure related to more detailed information about specific types of expenses contained in commonly presented expense captions on the statements of operations.	This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. This guidance will be applied on either a prospective or retrospective basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ASU No. 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)	Removes all references to prescriptive and sequential software development stages (referred to as “project stages”) and requires entities to start capitalizing software costs when management has authorized and committed to funding the software project, it is probable that the project will be completed and that the software will be used to perform the function intended.	This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. This guidance will be applied on either a prospective, retrospective or modified transition basis. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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
This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. This guidance will be applied on a prospective basis for all hedging relationships, with the ability to adopt the amendments for hedging relationships that exist as of the date of adoption and to modify certain critical terms of certain existing hedging relationships without dedesignation of the hedge. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ASU No. 2026-02: Environmental Credits and Environmental Credit Obligations (Topic 818)	Provides recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits.	This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. This guidance will be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

The following tables set forth revenues disaggregated by service line and timing of revenue recognition by reportable operating segment for each of the three and six months ended June 30, 2026 and 2025:
Three Months Ended June 30, 2026

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$114,725	$140,949	$99,357	$—	$355,031
Landfill	9,234	18,796	1,264	—	29,294
Transfer station	25,682	20,562	1,610	—	47,854
Transportation	1,905	4,030	—	—	5,935
Landfill gas-to-energy	349	1,078	—	—	1,427
Processing	2,323	323	—	52,890	55,536
National Accounts	—	—	—	48,671	48,671
Total revenues	$154,218	$185,738	$102,231	$101,561	$543,748

Transferred at a point-in-time	$166	$623	$—	$10,933	$11,722
Transferred over time	154,052	185,115	102,231	90,628	532,026
Total revenues	$154,218	$185,738	$102,231	$101,561	$543,748
Three Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions (1)	Total Revenues
Collection	$89,331	$127,730	$80,844	$—	$297,905
Landfill	7,935	16,912	1,208	—	26,055
Transfer station	19,478	19,387	514	—	39,379
Transportation	1,741	4,404	—	—	6,145
Landfill gas-to-energy	292	1,264	—	—	1,556
Processing	2,147	437	—	50,155	52,739
National Accounts	—	—	—	41,555	41,555
Total revenues	$120,924	$170,134	$82,566	$91,710	$465,334

Transferred at a point-in-time	$92	$693	$—	$15,058	$15,843
Transferred over time	120,832	169,441	82,566	76,652	449,491
Total revenues	$120,924	$170,134	$82,566	$91,710	$465,334
Six Months Ended June 30, 2026

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$202,280	$270,035	$192,367	$—	$664,682
Landfill	15,779	32,880	2,113	—	50,772
Transfer	39,346	33,997	2,545	—	75,888
Transportation	3,325	7,257	—	—	10,582
Landfill gas-to-energy	1,012	3,351	—	—	4,363
Processing	3,764	666	—	96,205	100,635
National Accounts	—	—	—	94,154	94,154
Total revenues	$265,506	$348,186	$197,025	$190,359	$1,001,076

Transferred at a point-in-time	$362	$866	$—	$20,044	$21,272
Transferred over time	265,144	347,320	197,025	170,315	979,804
Total revenues	$265,506	$348,186	$197,025	$190,359	$1,001,076

Six Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions (1)	Total Revenues
Collection	$170,393	$246,337	$157,638	$—	$574,368
Landfill	14,731	30,346	1,895	—	46,972
Transfer	33,157	32,907	880	—	66,944
Transportation	3,089	8,271	—	—	11,360
Landfill gas-to-energy	545	3,776	—	—	4,321
Processing	3,749	814	—	94,671	99,234
National Accounts	—	—	—	79,236	79,236
Total revenues	$225,664	$322,451	$160,413	$173,907	$882,435

Transferred at a point-in-time	$189	$1,397	$—	$26,779	$28,365
Transferred over time	225,475	321,054	160,413	147,128	854,070
Total revenues	$225,664	$322,451	$160,413	$173,907	$882,435
(1)Prior period amounts have been moved within Resource Solutions between the National Accounts and processing service lines to conform to the current period presentation reflecting the realignment of a business unit related to organic materials brokerage operations. See Note 14, Segment Reporting for further disclosure over our reportable operating segments.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $9,744 and $18,194 in the three and six months ended June 30, 2026, respectively, and $11,214 and $20,154 in the three and six months ended June 30, 2025, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and six months ended June 30, 2026 or June 30, 2025 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $225,554 and $181,616 as of June 30, 2026 and December 31, 2025, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $43,880 and $45,153 as of June 30, 2026 and December 31, 2025, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2025 and December 31, 2024 was recognized as revenue during the six months ended June 30, 2026 and June 30, 2025, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the six months ended June 30, 2026, we completed four acquisitions using cash on hand as well as borrowings under our revolving credit facility (“Revolving Credit Facility”). These acquisitions included: (i) the acquisition of all of the equity interests of a business and its related entities with collection operations, including a construction and demolition processing facility and transfer station, in eastern Massachusetts, including the greater Boston area, and southern New Hampshire, in our Eastern region, (ii) the acquisition of the assets of a business, consisting of collection operations in West Virginia and a transfer station operation in southwestern Pennsylvania, which expanded our Mid-Atlantic region footprint into West Virginia and (iii) two tuck-in acquisitions, one a recycling operation in our Resource Solutions operating segment and the other a collection operation in our Western region.
In the six months ended June 30, 2025, we acquired six businesses, including (i) four tuck-in collection operations in our Mid-Atlantic region, (ii) a tuck-in collection operation in our Western region and (iii) a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments.
The operating results of the businesses acquired prior to June 30, 2026 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill.

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
Goodwill acquired is primarily associated with the value of acquired businesses, based on current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Approximately $187,753 of goodwill associated with acquisitions completed in the six months ended June 30, 2026 is expected to be deductible for tax purposes.
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
A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Six Months Ended June 30,
	2026	2025
Purchase Price:
Cash used in acquisitions, net of cash acquired of $1,591 and $—, respectively	$399,313	$174,856
Settlements due from sellers	(302)	(1,037)
Holdbacks, contingent consideration and other	1,127	2,902
	$400,138	$176,721
Allocated as follows:
Current assets (1)	$14,239	$8,757
Property and equipment:
Land	3,279	3,160
Buildings and improvements	10,439	4,569
Machinery, equipment and other	52,584	36,529
Operating lease right-of-use assets	10,241	10,655
Intangible assets:
Trade names	696	444
Covenants not-to-compete	13,683	3,657
Customer relationships	76,761	36,438
Deferred tax liability	(11,742)	—
Current liabilities	(12,515)	(3,902)
Operating lease liabilities, less current portion	(9,671)	(9,583)
Fair value of assets acquired and liabilities assumed	147,994	90,724
Excess purchase price allocated to goodwill	$252,144	$85,997
(1)Includes contract receivables as of the date of the acquisitions in the six months ended June 30, 2026 and 2025, of $10,530 and $8,226, respectively. Substantially all of the contractual amounts are expected to be collected.

Purchase price allocations for the six months ended June 30, 2026 are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for the six months ended June 30, 2026 are subject to change. Amounts in the six months ended June 30, 2025 are preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired.
Unaudited pro forma combined information that shows our operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$543,748	$515,884	$1,031,914	$991,172
Operating income	$19,964	$21,769	$26,370	$27,328
Net income (loss)	$3,770	$6,669	$(846)	$3,095

Basic earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	63,613	63,461	63,579	63,424
Basic earnings (loss) per common share	$0.06	$0.11	$(0.01)	$0.05
Diluted earnings (loss) per share attributable to common stockholders:
Weighted average common shares outstanding	63,685	63,563	63,579	63,524
Diluted earnings (loss) per common share	$0.06	$0.10	$(0.01)	$0.05
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
See Note 12, Other Items and Charges for disclosure regarding expense from acquisition activities.
5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reportable operating segment is as follows:

	December 31, 2025	Acquisitions	Business Combination Adjustments	June 30, 2026
Eastern	$110,533	$166,778	$—	$277,311
Western	371,035	1,447	573	373,055
Mid-Atlantic	584,136	74,062	—	658,198
Resource Solutions	54,352	9,857	—	64,209
	$1,120,056	$252,144	$573	$1,372,773
Summaries of intangible assets, net by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, June 30, 2026
Intangible assets	$88,574	$504,386	$27,005	$619,965
Less accumulated amortization	(47,797)	(210,039)	(20,540)	(278,376)
	$40,777	$294,347	$6,465	$341,589

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2025
Intangible assets	$74,892	$427,625	$26,309	$528,826
Less accumulated amortization	(43,041)	(176,824)	(18,106)	(237,971)
	$31,851	$250,801	$8,203	$290,855
Intangible amortization expense was $22,030 and $40,406 during the three and six months ended June 30, 2026, respectively, and $19,117 and $38,583 during the three and six months ended June 30, 2025, respectively.
Based on the amortizable intangible assets recorded in the consolidated balance sheets at June 30, 2026, intangible amortization expense for each of the next five fiscal years and thereafter is estimated as follows:

Estimated Future Intangible Amortization Expense as of June 30, 2026
For the remainder of the fiscal year ending December 31, 2026	$41,808
Fiscal year ending December 31, 2027	$76,226
Fiscal year ending December 31, 2028	$65,502
Fiscal year ending December 31, 2029	$52,246
Fiscal year ending December 31, 2030	$39,220
Thereafter	$66,587

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
The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$192,722	$172,230
Obligations incurred	6,702	3,834
Accretion expense	7,927	7,316
Obligations settled (1)	(2,388)	(1,917)
Ending balance	$204,963	$181,463
(1)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.
7.    OTHER ACCRUED LIABILITIES
A summary of other accrued liabilities, classified as current liabilities follows:

	June 30, 2026	December 31, 2025
Accrued capital expenditures	$17,126	$8,565
Other accrued liabilities	57,263	56,151
Total	$74,389	$64,716

8.    DEBT
A summary of debt is as follows:

	June 30, 2026	December 31, 2025
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.194% as of June 30, 2026	$800,000	$800,000
Revolving Credit Facility due September 2029; bearing interest at 5.174% as of June 30, 2026	185,000	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 4.300% through June 2036	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 4.250% through September 2030	37,500	37,500
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2015R-3”) due August 2035 - fixed rate interest period bearing interest at 5.000% through August 2035	29,000	29,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.000% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	25,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.950% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.907% as of June 30, 2026	104,425	94,035
Notes payable with no stated interest rate maturing through September 2028	731	1,097
Principal amount of debt	1,363,656	1,168,632
Less—unamortized debt issuance costs	12,944	13,970
Debt less unamortized debt issuance costs	1,350,712	1,154,662
Less—current maturities of debt	25,580	25,735
	$1,325,132	$1,128,927

Credit Facility
As of June 30, 2026, we are party to the second amended and restated credit agreement (“Credit Agreement”), which provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, "Credit Facility").
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2026, further advances were available under the Revolving Credit Facility in the amount of $484,768. The available amount is net of outstanding irrevocable letters of credit totaling $30,232. No amount has been drawn on the outstanding irrevocable letters of credit as of June 30, 2026.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2026, we were in compliance with the covenants contained in the Credit Agreement.
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

Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of June 30, 2026, we had outstanding $273,500 aggregate principal amount of tax-exempt bonds issued by the states of New York, Vermont, Maine and New Hampshire (collectively, the “Industrial Revenue Bonds”), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In the six months ended June 30, 2026, we completed the remarketing of $15,000 aggregate principal amount of New York Bonds 2014R-2, which bears a fixed rate interest rate of 4.300% through June 2036.
In the six months ended June 30, 2025, we completed the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2, which bears a fixed interest rate of 4.375% through May 2032, and repaid in full Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured in January 2025.
Cash, Cash Equivalents and Restricted Cash, Including Non-Current
Restricted cash is included with restricted assets in our consolidated balance sheets based on the nature of the underlying restriction. Our restricted cash included with restricted assets, classified as non-current assets as of December 31, 2025, was associated with legally restricted cash held in an escrow account due to the timing of the close of an acquisition.
A reconciliation of beginning of period and end of period cash, cash equivalents and restricted cash, including non-current for the six month ended June 30, 2026 presented in the unaudited consolidated statements of cash flows is as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$25,541	$123,773
Restricted cash - non-current	—	93,086
Cash, cash equivalents and restricted cash, including non-current	$25,541	$216,859
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
As of both June 30, 2026 and December 31, 2025, we had $515,000 notional amount of active interest rate derivative agreements outstanding. Interest rate derivative agreements outstanding as of June 30, 2026, mature between December 2026 and February 2030 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.626%.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps	Other current assets	$2,233	$2,081
Interest rate swaps	Other non-current assets	1,336	835
		$3,569	$2,916

Interest rate swaps	Other accrued liabilities	$1,571	$3,073
Interest rate swaps	Other long-term liabilities	1,088	5,348
		$2,659	$8,421

Interest rate swaps	Accumulated other comprehensive income (loss), net of tax	$910	$(5,505)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net of tax	(350)	1,550
		$560	$(3,955)
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual, net of payments of $2,063 relating to our outstanding legal proceedings as of June 30, 2026 and it is at least reasonably possible that a change in estimate will occur in the near-term. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC Subtopic 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Letter of Deficiency
On June 14, 2024, our subsidiary, North Country Environmental Services, Inc. (“NCES”), received a Letter of Deficiency (the “Letter”) from the New Hampshire Department of Environmental Services (“NHDES”) concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. On January 12, 2026, the New Hampshire Department of Justice and NCES entered into a Consent Decree resolving the alleged violations and requiring the payment of a $1,900 civil penalty, part of which may be offset through approved Supplemental Environmental Projects focused on stabilizing landfill debris impacting the Saco River, of which one such project has already been implemented. The terms of the settlement allow for us to receive a credit towards the penalty for field work costs associated with a Supplemental Environmental Project. The accrual has been reduced to account for these sums that have already been paid. The Grafton County Superior Court entered approval of the Consent Decree on January 29, 2026.

Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”), for the development of new landfill capacity in New Hampshire. On April 8, 2025, GSL filed a Petition for Declaratory Judgment in the Merrimack Superior Court (“Court”) requesting that the Court find that NHDES’s denial of GSL’s application was unlawful (“Petition”). On May 9, 2025, NHDES filed an Answer to the Petition. On June 23, 2025, North Country Alliance for Balanced Change (“NCABC”) filed a Motion to Intervene, in response to which GSL filed an Objection on June 30, 2025. On July 1, 2025, a scheduling conference was held and the Court issued a Scheduling Order of the same date providing that the issues raised in the Petition appear to be a legal dispute that can be addressed by cross-motions for summary judgment, and requiring the parties to confer and submit briefing schedule proposals to the Court on or before July 18, 2025. A Joint Proposed Briefing Schedule was filed by the parties on July 17, 2025. NCABC filed a reply to GSL’s Objection to NCABC’s Motion to Intervene on July 25, 2025. On August 5, 2025, the Court issued an order granting NCABC’s Motion to Intervene. GSL timely moved for reconsideration of that order, which was denied on September 2, 2025. GSL then filed a Motion for an Interlocutory Appeal on September 12, 2025, to challenge NCABC’s standing to intervene. NCABC objected to the Motion for an Interlocutory Appeal on September 22, 2025. On September 15, 2025, GSL and NHDES filed cross-motions for summary judgment. NCABC joined in NHDES’s motion. GSL’s and NHDES’s objections to the cross-motions for summary judgment were submitted October 15, 2025. The Court held a hearing on the cross-motions for summary judgment on May 26, 2026. On July 23, 2026, the Court issued an order granting NHDES’s Motion for Summary Judgment, which was joined by NCABC, and denying GSL’s Motion for Summary Judgment, in response to which, GSL filed a Motion to Reconsider on August 6, 2026.
On May 5, 2025, GSL and NCABC each filed a Notice of Appeal of NHDES’s denial of GSL’s application with the New Hampshire Waste Management Council (the “Council”) (“GSL Appeal” and “NCABC Appeal”, respectively). On May 9, 2025, GSL filed a partially assented to Motion to Intervene in the NCABC Appeal, followed by a Motion to Dismiss the NCABC Appeal on June 27, 2025. NHDES filed a Motion to Dismiss the NCABC Appeal on July 17, 2025. NCABC filed an Objection to GSL’s Motion to Dismiss on July 24, 2025 and to NHDES’s Motion to Dismiss on July 28, 2025. On August 8, 2025, NCABC filed a Motion to Intervene in the GSL Appeal. On February 23, 2026, the Council issued an Order declining to accept the NCABC Appeal. In response, NCABC submitted a Motion for Rehearing and Clarification along with a Revised Petition for Appeal, both dated March 16, 2026. The Council subsequently denied NCABC’s Motion for Rehearing by Order dated March 27, 2026. NCABC appealed this decision to the New Hampshire Supreme Court. NCABC’s appeal was declined by the New Hampshire Supreme Court by Order dated July 16, 2026. The GSL Appeal remains pending before the Council.
The Council held a prehearing conference on the GSL Appeal on April 15, 2026, at which time NCABC’s Motion to Intervene was argued, and a deadline was set for NHDES to file additional motions concerning the GSL Appeal. The Council issued an Order on May 4, 2026, denying NCABC’s Motion to Intervene in the GSL Appeal, and granting NCABC permission to join the GSL Appeal, amicus curiae. On May 8, 2026, NHDES filed a Motion to Dismiss several of GSL’s claims on appeal. On June 1, 2026, GSL filed an Objection to NHDES’s Motion to Dismiss, and NCABC filed a Motion for Rehearing and Clarification of the Council’s Order on NCABC’s Motion to Intervene. On June 10, 2026, the Council issued an Order denying NCABC’s Motion for Rehearing and withdrawing NCABC’s amicus curiae status, holding that NCABC’s status would be a limited intervenor in the GSL Appeal. NHDES’s Motion to Dismiss remains under consideration.
On July 10, 2026, HB 707 was signed into law in New Hampshire and will take effect in September 2026. The law establishes a new Solid Waste Facility Site Evaluation Committee (“Site Evaluation Committee”) and creates a state-level process for reviewing, evaluating, and approving future landfill siting proposals within the state. Under this framework, proposed new landfill sites, such as GSL, will be subject to Site Evaluation Committee review and approval.
As of June 30, 2026, we had $13,525 of capitalized project development costs related to the GSL landfill project included in other non-current assets. In light of recent legislation it is at least reasonably possible that we will not be able to recover some or all of the costs associated with the project through future operations.
Juniper Ridge Landfill Public Benefit Determination Remand on Appeal
On January 7, 2026, the Penobscot Superior Court (“Superior Court”) issued a decision in the matter of Penobscot Nation & Conservation Law Foundation (“Petitioners”) v. Maine Department of Environmental Protection (“Department”), with Casella subsidiary, NEWSME Landfill Operations, LLC as Party‑in‑Interest, addressing the Petitioners’ challenge to the Department’s public benefit determination for the proposed expansion of the Subtitle D landfill located in West Old Town, Maine (“Juniper Ridge Landfill”) that we operate. The Superior Court granted Petitioners’ motion for judicial notice and found that the Department failed to make necessary factual findings regarding both the need for on‑site sludge‑drying and the cumulative environmental burdens borne by the Penobscot Nation. The Superior Court remanded the matter for the Department to make additional findings on these issues. The Department made additional findings in a revised public benefit determination submitted by the Department to the Superior Court on March 23, 2026. On April 11, 2026, Petitioners filed a supplemental brief objecting to the revised public benefit determination. On June 10, 2026, NEWSME Landfill Operations, LLC and the Department submitted separate filings requesting that the Superior Court affirm the revised public benefit determination issued by the Department. On June 24, 2026, Petitioners filed a reply brief responding to the briefing of NEWSME Landfill Operations, LLC and the Department. The Superior Court heard oral argument on the revised public benefit determination on July 23, 2026. The matter remains pending before the Superior Court.
Juniper Ridge Landfill Expansion License Application
On July 27, 2026, the Presiding Officer overseeing the Maine Department of Environmental Protection licensing proceeding for the proposed Juniper Ridge Landfill expansion issued a Second Procedural Order denying NEWSME Landfill Operations, LLC's request to be recognized as a co-applicant, determining that the State of Maine Bureau of General Services remains the sole applicant and licensee and that NEWSME participates as the State's agent. The order also granted intervenor status to various parties, scheduled an August 14, 2026 pre-hearing conference, and established additional procedural requirements for the proceeding.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate when the amount and timing of cash payments for the liability are fixed or reliably determinable. The weighted-average risk-free interest rate associated with our environmental remediation liabilities as of June 30, 2026 was approximately 1.8%.
A summary of the changes to the aggregate environmental remediation liabilities for the six months ended June 30, 2026 and 2025 follows:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$4,988	$5,532
Accretion expense	44	46
Obligations settled (1)	(408)	(315)
Ending balance	4,624	5,263
Less: current portion	1,178	1,563
Long-term portion	$3,446	$3,700
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.

10.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (“Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of June 30, 2026, there were 1,843 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	101	$80.85
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, June 30, 2026	101	$80.85	6.2	$1,626
Exercisable, June 30, 2026	60	$80.25	6.1	$1,010
Stock-based compensation expense related to stock options was $135 and $268 during the three and six months ended June 30, 2026, respectively, as compared to $135 and $268 during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we had $721 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 1.5 years.
During the three and six months ended June 30, 2026, the aggregate intrinsic value of stock options exercised was zero dollars.
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

A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	207	$104.73
Granted	150	$94.00
Class A Common Stock Vested	(50)	$96.53
Forfeited	(9)	$109.39
Outstanding, June 30, 2026	298	$100.59	2.0	$28,928
Unvested, June 30, 2026	535	$103.14	1.8	$51,879
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 237 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $3,598 and $6,092 during the three and six months ended June 30, 2026, respectively, as compared to $2,527 and $7,136 during the three and six months ended June 30, 2025, respectively.
During the three and six months ended June 30, 2026, the total fair value of other stock awards vested was $4,501.
As of June 30, 2026, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $10,142, which is to be recognized over a weighted average period of 2.0 years. As of June 30, 2026, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $12,630, which is to be recognized over a weighted average period of 1.9 years.
The weighted average fair value of market-based performance stock units granted during the six months ended June 30, 2026 was $98.60 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.72% and an expected volatility of 25.6% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the unaudited consolidated statements of operations.
We also recorded $284 and $523 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three and six months ended June 30, 2026, respectively, as compared to $203 and $373 during the three and six months ended June 30, 2025, respectively.

Accumulated Other Comprehensive Income (Loss), Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax follows:

Interest Rate Swaps
Balance, December 31, 2025	$(3,955)
Other comprehensive income before reclassifications	6,622
Interest rate swap amounts reclassified into interest expense	(207)
Income tax provision related to items of other comprehensive income	(1,900)
Other comprehensive income, net of tax	4,515
Balance, June 30, 2026	$560

A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax into earnings follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Details About Accumulated Other Comprehensive Income (Loss), Net of Tax Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(6)	$(985)	$(207)	$(1,997)	Interest expense
	6	985	207	1,997	Income (loss) before income taxes
	2	289	61	586	(Benefit) provision for income taxes
	$4	$696	$146	$1,411	Net income (loss)

11.    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share attributable to common stockholders is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted earnings (loss) per share attributable to common stockholders, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of earnings (loss) per common share attributable to common stockholders follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$3,770	$5,208	$(1,769)	$398
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,651	62,502	62,651	62,502
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding	(26)	(29)	(60)	(66)
Basic weighted average common shares outstanding	63,613	63,461	63,579	63,424
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	72	102	—	100
Diluted weighted average common shares outstanding	63,685	63,563	63,579	63,524
Anti-dilutive potentially issuable shares	128	—	447	—
12.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and six months ended June 30, 2026, we recorded charges of $6,081 and $12,590, respectively, and in the three and six months ended June 30, 2025, we recorded charges of $6,463 and $11,992, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Organics Facility Closure Charge
In the three months ended December 31, 2025, we recorded a charge related to us ceasing operations of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products. In the three and six months ended June 30, 2026, we recorded $1,088 and $2,016, respectively, of other costs as incurred associated with winding down the facility, and expect to incur additional costs related to ceasing operations at the facility.
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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at June 30, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$3,132	$—	$—
Interest rate swaps	—	3,569	—
	$3,132	$3,569	$—
Liabilities:
Interest rate swaps	$—	$2,659	$—

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$3,179	$—	$—
Interest rate swaps	—	2,916	—
	$3,179	$2,916	$—
Liabilities:
Interest rate swaps	$—	$8,421	$—

Fair Value of Debt
As of June 30, 2026, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was $185,000. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
As of June 30, 2026, the fair value of the Industrial Revenue Bonds was approximately $280,383 and the carrying value was $273,500. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
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
For comparative purposes, summarized financial information by segment reported in the three and six months ended June 30, 2025 has been updated in the tables below as we have voluntarily corrected certain amounts related to an immaterial error in the prior year’s segment footnote disclosure by reclassifying certain intercompany amounts from contra-revenue recorded in our Eastern and Western regions to costs of operations for those same regions, with no impact on any measure of segment operating income (loss) or our consolidated balance sheet, earnings, or cash flows.
See Note 5, Goodwill and Intangible Assets for the breakout of goodwill by reportable operating segment.
The accounting policies of our reportable operating segments are the same as those described in Item 8. “Financial Statements and Supplementary Data” of our 2025 Form 10-K. Our President and Chief Executive Officer is our chief operating decision maker (“CODM”). Our CODM uses operating income (loss) in evaluating reportable operating segment performance in order to properly allocate resources and make key operating decisions. Intercompany revenues and expenses are eliminated in the computation of consolidated gross revenues and operating income (loss).
The CODM uses operating income (loss) for each reportable operating segment in the annual budget and forecasting process and considers budget-to-actual and forecast-to-actual variances on a monthly basis when making decisions about the allocation of operating and capital resources to each reportable operating segment.
Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2026 and 2025 follows:

Three Months Ended June 30, 2026

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$154,218	$185,738	$102,231	$442,187	$101,561	$—	$—	$543,748
Intercompany revenues	37,397	69,910	7,319	114,626	5,905	—	(120,531)	—
Gross revenues	191,615	255,648	109,550	556,813	107,466	—	(120,531)	543,748
Cost of operations	137,443	174,290	84,898	396,631	88,252	597	(120,531)	364,949
General and administration	8,457	7,806	5,659	21,922	6,340	34,906	—	63,168
Depreciation and amortization	24,877	34,248	21,315	80,440	6,116	1,942	—	88,498
Expense from acquisition activities	860	213	1,589	2,662	471	2,948	—	6,081
Organics facility closure charge	—	—	—	—	1,088	—	—	1,088
Operating income (loss)	$19,978	$39,091	$(3,911)	$55,158	$5,199	$(40,393)	$—	19,964
Interest expense, net								17,421
Other income								(822)
Income before income taxes								$3,365
Interest expense, net	$351	$240	$467	$1,058	$21	$16,342	$—	$17,421
Capital expenditures	$17,181	$30,513	$15,538	$63,232	$4,447	$4,630	$—	$72,309
Total assets	$862,117	$1,129,088	$1,152,418	$3,143,623	$312,361	$101,532	$—	$3,557,516
Three Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$120,924	$170,134	$82,566	$373,624	$91,710	$—	$—	$465,334
Intercompany revenues	32,404	61,047	3,445	96,896	4,130	—	(101,026)	—
Gross revenues	153,328	231,181	86,011	470,520	95,840	—	(101,026)	465,334
Cost of operations	109,763	157,086	65,546	332,395	76,286	415	(101,026)	308,070
General and administration	5,718	9,008	5,728	20,454	5,576	28,493	—	54,523
Depreciation and amortization	17,816	32,761	19,435	70,012	5,358	1,636	—	77,006
Expense from acquisition activities	165	608	2,862	3,635	33	2,795	—	6,463
Operating income (loss)	$19,866	$31,718	$(7,560)	$44,024	$8,587	$(33,339)	$—	19,272
Interest expense, net								13,000
Other income								(615)
Income before income taxes								$6,887
Interest expense, net	$306	$220	$45	$571	$27	$12,402	$—	$13,000
Capital expenditures	$18,820	$24,245	$17,652	$60,717	$2,348	$3,338	$—	$66,403
Total assets	$552,443	$1,147,974	$979,157	$2,679,574	$282,951	$294,386	$—	$3,256,911

Six Months Ended June 30, 2026

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$265,506	$348,186	$197,025	$810,717	$190,359	$—	$—	$1,001,076
Intercompany revenues	64,906	129,903	13,861	208,670	11,703	—	(220,373)	—
Gross revenues	330,412	478,089	210,886	1,019,387	202,062	—	(220,373)	1,001,076
Cost of operations	238,345	326,065	161,220	725,630	167,109	1,508	(220,373)	673,874
General and administration	15,048	16,203	11,618	42,869	11,791	66,636	—	121,296
Depreciation and amortization	42,033	66,705	42,466	151,204	11,312	3,965	—	166,481
Expense from acquisition activities	924	335	3,305	4,564	488	7,538	—	12,590
Organics facility closure charge	—	—	—	—	2,016	—	—	2,016
Operating income (loss)	$34,062	$68,781	$(7,723)	$95,120	$9,346	$(79,647)	$—	24,819
Interest expense, net								31,414
Other income								(1,136)
Loss before income taxes								$(5,459)
Interest expense, net	$735	$478	$852	$2,065	$43	$29,306	$—	$31,414
Capital expenditures	$24,856	$46,591	$36,442	$107,889	$6,163	$8,236	$—	$122,288
Total assets	$862,117	$1,129,088	$1,152,418	$3,143,623	$312,361	$101,532	$—	$3,557,516

Six Months Ended June 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$225,664	$322,451	$160,413	$708,528	$173,907	$—	$—	$882,435
Intercompany revenues	58,692	114,773	5,258	178,723	7,606	—	(186,329)	—
Gross revenues	284,356	437,224	165,671	887,251	181,513	—	(186,329)	882,435
Cost of operations	205,417	297,496	124,718	627,631	146,319	900	(186,329)	588,521
General and administration	11,771	18,177	9,728	39,676	10,117	61,216	—	111,009
Depreciation and amortization	33,925	63,121	37,696	134,742	10,491	3,264	—	148,497
Expense from acquisition activities	560	1,452	5,276	7,288	1,024	3,680	—	11,992
Operating income (loss)	$32,683	$56,978	$(11,747)	$77,914	$13,562	$(69,060)	$—	22,416
Interest expense, net								24,598
Other income								(933)
Loss before income taxes								$(1,249)
Interest expense, net	$532	$441	$100	$1,073	$53	$23,472	$—	$24,598
Capital expenditures	$26,923	$39,445	$43,285	$109,653	$6,419	$5,806	$—	$121,878
Total assets	$552,443	$1,147,974	$979,157	$2,679,574	$282,951	$294,386	$—	$3,256,911

A summary of our revenues attributable to services provided follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collection	$355,031	$297,905	$664,682	$574,368
Disposal (1)	77,148	65,434	126,660	113,916
Transportation (1)	5,935	6,145	10,582	11,360
Landfill gas-to-energy	1,427	1,556	4,363	4,321
Processing	2,646	2,584	4,430	4,563
Solid waste	442,187	373,624	810,717	708,528
Processing (2)	52,890	50,155	96,205	94,671
National Accounts (2)	48,671	41,555	94,154	79,236
Resource Solutions	101,561	91,710	190,359	173,907
Total revenues	$543,748	$465,334	$1,001,076	$882,435
(1)In the six months ended June 30, 2026, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Amounts disclosed for the three and six months ended June 30, 2025 have been updated to conform to the current period presentation.
(2)In the six months ended June 30, 2026, we realigned a business unit related to organic materials brokerage operations within our Resource Solutions operating segment from the National Accounts service line to the processing service line. Amounts disclosed for the three and six months ended June 30, 2025 have been updated to conform to the current period presentation.

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
As of July 15, 2026, we owned and/or operated 89 solid waste collection operations, 75 transfer stations, 35 recycling facilities, eight Subtitle D landfills, two landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy and five renewable natural gas (“RNG”) facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
Results of Operations
Revenues
We manage our solid waste operations, which include a full range of solid waste services, on a geographic basis through three regional operating segments, which we designate as the Eastern, Western and Mid-Atlantic regions. Revenues associated with our solid waste operations are derived mainly from fees charged to customers for services related to (i) collection (ii) disposal, which includes landfill and transfer station services, (iii) transportation, (iv) landfill gas-to-energy and (v) processing in the eastern United States. We derive a substantial portion of our collection revenues from commercial, industrial and municipal services that are generally performed under service agreements or pursuant to contracts with municipalities. The majority of our residential collection services are performed on a subscription basis with individual property owners or occupants. Landfill and transfer customers are charged a tipping fee on a per ton basis for disposing of their solid waste at our disposal facilities and transfer stations. We also generate and sell electricity, electricity capacity and renewable energy credits, along with the rights to generation and sale of RNG at certain of our landfill facilities.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2026		2025			2026		2025
Collection	$355.0	65.3%	$297.9	64.0%	$57.1	$664.7	66.4%	$574.4	65.1%	$90.3
Disposal (1)	77.1	14.2%	65.5	14.1%	11.6	126.7	12.7%	113.9	12.9%	12.8
Transportation (1)	5.9	1.1%	6.1	1.3%	(0.2)	10.6	1.1%	11.4	1.3%	(0.8)
Landfill gas-to-energy	1.4	0.3%	1.6	0.3%	(0.2)	4.4	0.4%	4.3	0.5%	0.1
Processing	2.8	0.4%	2.5	0.6%	0.3	4.3	0.4%	4.5	0.5%	(0.2)
Solid waste operations	442.2	81.3%	373.6	80.3%	68.6	810.7	81.0%	708.5	80.3%	102.2
Processing (2)	52.8	9.7%	50.1	10.8%	2.7	96.2	9.6%	94.7	10.7%	1.5
National Accounts (2)	48.7	9.0%	41.6	8.9%	7.1	94.2	9.4%	79.2	9.0%	15.0
Resource Solutions operations	101.5	18.7%	91.7	19.7%	9.8	190.4	19.0%	173.9	19.7%	16.5
Total revenues	$543.7	100.0%	$465.3	100.0%	$78.4	$1,001.1	100.0%	$882.4	100.0%	$118.7
(1)In the six months ended June 30, 2026, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Amounts disclosed for the three and six months ended June 30, 2025 have been updated to conform to the current period presentation.
(2)In the six months ended June 30, 2026, we realigned a business unit related to organic materials brokerage operations within our Resource Solutions operating segment from the National Accounts service line to the processing service line. Amounts disclosed for the three and six months ended June 30, 2025 have been updated to conform to the current period presentation.
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2026 vs. 2025		Period-to-Period Change for the Six Months Ended June 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$20.4	5.5%	$37.4	5.3%
Volume	(2.2)	(0.6)%	(10.7)	(1.5)%
Intercompany transfers to National Accounts	(1.4)	(0.4)%	(2.9)	(0.4)%
Surcharges and other fees	10.4	2.8%	13.5	1.8%
Commodity price and volume	(0.3)	(0.1)%	(0.1)	—%
Acquisitions	41.7	11.2%	65.0	9.2%
Solid waste revenues	$68.6	18.4%	$102.2	14.4%

The most significant items impacting the changes in our solid waste revenues during the three and six months ended June 30, 2026 as compared to the prior year periods are summarized below:
•Price increased solid waste revenues both quarterly and year-to-date, including higher collection pricing of $17.4 million quarterly, or 5.8% as a percentage of collection revenues, and $32.0 million year-to-date, or 5.6% as a percentage of collection revenues, and higher disposal pricing of $3.1 million quarterly, or 4.7% as a percentage of disposal revenues, and $5.4 million year-to-date, or 4.7% as a percentage of disposal revenues.
•Volume decreased solid waste revenues both quarterly and year-to-date, driven by lower collection volumes of $(4.2) million quarterly, or (1.4)% as a percentage of collection revenues, and $(10.0) million year-to-date, or (1.7)% as a percentage of collection revenues, and lower other volumes of $(0.5) million quarterly, or (4.7)% as a percentage of other revenues, and $(1.3) million year-to-date, or (6.5)% as a percentage of other revenues, primarily related to transportation volumes; partially offset by higher disposal volumes of $2.4 million quarterly, or 3.7% as a percentage of disposal revenues, and $0.6 million year-to-date, or 0.5% as a percentage of disposal revenues, primarily related to higher landfill volumes combined with lower transfer station volumes year-to-date.
•Surcharges and other fees increased solid waste revenues both quarterly and year-to-date due to higher energy and environmental fee (“E&E Fee(s)”) revenues associated with our fuel cost recovery program related to higher diesel fuel prices, higher sustainability recycling adjustment fee (“SRA Fee(s)”) revenues due to lower recycled commodity prices as compared to the prior year periods and higher participation levels in our fee programs.
•Acquisitions increased solid waste revenues both quarterly and year-to-date due to the partial year impact of our acquisition of four businesses in the six months ended June 30, 2026, and the rollover impact of acquisitions completed in fiscal year 2025, due to the timing of when the acquisitions were completed.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period changes in Resource Solutions revenues.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2026		2025			2026		2025
Cost of operations	$364.9	67.1%	$308.1	66.2%	$56.8	$673.9	67.3%	$588.5	66.7%	$85.4
General and administration	$63.2	11.6%	$54.5	11.7%	$8.7	$121.3	12.1%	$111.0	12.6%	$10.3
Depreciation and amortization	$88.5	16.3%	$77.0	16.5%	$11.5	$166.5	16.6%	$148.5	16.8%	$18.0
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2026		2025			2026		2025
Direct costs	$129.3	23.8%	$110.1	23.7%	$19.2	$229.8	23.0%	$201.6	22.9%	$28.2
Direct labor costs	87.5	16.1%	73.8	15.9%	13.7	165.0	16.5%	141.7	16.1%	23.3
Direct operational costs	35.2	6.5%	32.4	7.0%	2.8	65.2	6.5%	62.1	7.0%	3.1
Fuel costs	25.3	4.7%	15.3	3.3%	10.0	44.6	4.5%	31.1	3.5%	13.5
Maintenance and repair costs	46.2	8.4%	40.9	8.7%	5.3	88.1	8.7%	81.0	9.2%	7.1
Other operational costs	41.4	7.6%	35.6	7.6%	5.8	81.2	8.1%	71.0	8.0%	10.2
Total cost of operations	$364.9	67.1%	$308.1	66.2%	$56.8	$673.9	67.3%	$588.5	66.7%	$85.4
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and six months ended June 30, 2026, as compared to the prior year periods, are summarized below:
•Direct costs increased primarily due to acquisitions and higher third-party disposal rates.
•Direct labor costs increased primarily due to acquisitions and higher wage and benefit rates.

•Direct operational costs increased in aggregate dollars and decreased as a percentage of revenues primarily due to (i) acquisitions, (ii) higher expenses related to insurance claims, (iii) higher landfill operating lease amortization related to higher landfill tonnages at a landfill in our Western region, (iv) higher accretion expense associated with changes in the timing and cost estimates of our capping, closure and post-closure obligations, (v) higher leachate disposal costs, primarily in our Western region and (vi) general cost inflation; partially offset in aggregate dollars due to (a) lower short term rental expenses, (b) the ceasing of operations in the three months ended December 31, 2025 of an organic residuals composting facility in Maine resulting in lower direct operational costs and (c) the prior year periods including legal penalties associated with leachate management at a landfill we own in our Eastern region. See Note 9, Commitments and Contingencies and Note 12, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties and the organics facility ceasing operations, respectively.
•Fuel costs increased due to acquisitions and higher average diesel fuel prices. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased in aggregate dollars and decreased as a percentage of revenues due to acquisitions and general cost inflation driving higher personnel, parts and third party repair related costs; partially offset in aggregate dollars by lower expenses for short term rentals and outside labor costs.
•Other operational costs increased in aggregate dollars while being mostly flat as a percentage of revenues due to (i) acquisitions, (ii) higher spending associated with supporting business growth, including personnel and facility related costs, and (iii) general cost inflation; partially offset by lower parts and short term rental costs.
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
A summary of the major components of our general and administration expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2026		2025			2026		2025
Labor costs	$41.9	7.7%	$35.0	7.5%	$6.9	$80.7	8.1%	$74.5	8.4%	$6.2
Professional service fees	3.1	0.6%	3.5	0.8%	(0.4)	5.8	0.6%	6.8	0.8%	(1.0)
Provision for expected credit losses	0.9	0.2%	0.4	0.1%	0.5	2.1	0.2%	0.3	—%	1.8
Other	17.3	3.1%	15.6	3.3%	1.7	32.7	3.2%	29.4	3.4%	3.3
Total general and administration expense	$63.2	11.6%	$54.5	11.7%	$8.7	$121.3	12.1%	$111.0	12.6%	$10.3
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense increased in aggregate dollars while decreasing as a percentage of revenues in the three and six months ended June 30, 2026 as compared to the prior year periods, primarily due to the impact from (i) acquisition activity, including increased labor and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, and benefit costs, (iii) a higher provision for expected credit losses attributable to revenues growth combined with favorable shifts in the receivables aging buckets observed in the prior year periods, (iv) higher accruals quarterly while being lower year-to-date related to incentive compensation and (v) lower expenses related to third-party professional services, including legal, consulting and accounting services.

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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended June 30,				$ Change	Six Months Ended June 30,				$ Change
	2026		2025			2026		2025
Depreciation expense	$48.8	9.0%	$42.4	9.1%	$6.4	$94.6	9.4%	$82.0	9.3%	$12.6
Landfill amortization expense	17.7	3.2%	15.5	3.3%	2.2	31.5	3.1%	27.9	3.2%	3.6
Amortization of intangibles	22.0	4.1%	19.1	4.1%	2.9	40.4	4.1%	38.6	4.3%	1.8
Total depreciation and amortization expense	$88.5	16.3%	$77.0	16.5%	$11.5	$166.5	16.6%	$148.5	16.8%	$18.0
Depreciation and amortization expense increased in aggregate dollars in the three and six months ended June 30, 2026 as compared to the prior year periods, primarily due to (i) acquisitions, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions, and higher landfill volumes in our Western region and quarterly in our Eastern region, partially offset by lower landfill volumes quarterly in our Mid-Atlantic region.
Expense from Acquisition Activities
In the three and six months ended June 30, 2026, we recorded charges of $6.1 million and $12.6 million, respectively, and in the three and six months ended June 30, 2025, we recorded charges of $6.5 million and $12.0 million, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Organics Facility Closure Charge
In the three months ended December 31, 2025, we recorded a charge related to us ceasing operations of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products. In the three and six months ended June 30, 2026, we recorded $1.1 million and $2.0 million, respectively, of other costs as incurred associated with winding down the facility, and expect to incur additional costs related to ceasing operations at the facility.
Other Expenses
Interest Expense, net
Our interest expense, net increased $4.4 million and $6.8 million in the three and six months ended June 30, 2026, respectively, as compared to the prior year periods, primarily from lower interest income related to lower average cash balances and increased interest expense due to borrowings made under our revolving credit facility (“Revolving Credit Facility”) in the six months ended June 30, 2026.
(Benefit) Provision for Income Taxes
Our (benefit) provision for income taxes increased $(2.1) million in both the three and six months ended June 30, 2026, compared to the prior year periods, resulting in a benefit for income taxes in both the three and six months ended June 30, 2026. The benefit for income taxes was $(3.7) million for the six months ended June 30, 2026. For the six months ending June 30, 2025, the benefit from income taxes was $(1.6). The 67.6% effective rate for the six months ended June 30, 2026, was computed based on the statutory rate of 21% adjusted primarily for state taxes, non-deductible officer compensation, and an increase in the effective state rate due to tax attributes in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense. The June 30, 2026, effective rate was lower than the 131.9% effective rate for the six months ended June 30, 2025, primarily due to differences in the valuation allowance of attributes, state income taxes and other discrete items.

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
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2026	2025		2026	2025
Eastern	$154.2	$120.9	$33.3	$265.5	$225.7	$39.8
Western	185.7	170.1	15.6	348.2	322.4	25.8
Mid-Atlantic	102.2	82.6	19.6	197.0	160.4	36.6
Resource Solutions	101.6	91.7	9.9	190.4	173.9	16.5
Total revenues	$543.7	$465.3	$78.4	$1,001.1	$882.4	$118.7
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended June 30,		$ Change	Six Months Ended June 30,		$ Change
	2026	2025		2026	2025
Eastern	$20.0	$19.9	$0.1	$34.1	$32.7	$1.4
Western	39.1	31.7	7.4	68.8	57.0	11.8
Mid-Atlantic	(3.9)	(7.6)	3.7	(7.7)	(11.7)	4.0
Resource Solutions	5.2	8.6	(3.4)	9.3	13.6	(4.3)
Corporate Entities	(40.4)	(33.3)	(7.1)	(79.7)	(69.2)	(10.5)
Operating income	$20.0	$19.3	$0.7	$24.8	$22.4	$2.4

Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of Eastern region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2026 vs. 2025		Period-to-Period Change for the Six Months Ended June 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$6.4	5.3%	$12.1	5.3%
Volume	0.1	—%	(1.9)	(0.9)%
Surcharges and other fees	4.2	3.5%	5.5	2.6%
Commodity price and volume	0.1	—%	0.5	0.2%
Intercompany transfers to National Accounts	(0.1)	—%	(0.1)	—%
Acquisitions	22.6	18.7%	23.7	10.5%
Solid waste revenues	$33.3	27.5%	$39.8	17.7%
Solid waste revenues increased in the three and six months ended June 30, 2026 as compared to the prior year periods, primarily due to (i) the contribution from acquisitions, (ii) higher collection pricing of $5.1 million quarterly, or 5.8% as a percentage of collection revenues, and $9.9 million year-to-date, or 5.8% as a percentage of collection revenues, (iii) higher disposal pricing of $1.3 million quarterly, or 4.7% as a percentage of disposal revenues, and $2.1 million year-to-date, or 4.4% as a percentage of disposal revenues, (iv) higher surcharges and other fees due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices, higher SRA Fee revenues due to lower recycled commodity prices as compared to the prior year periods and higher participation levels in our fee programs and (v) higher disposal volumes of $1.3 million quarterly, or 4.8% as a percentage of disposal revenues, and $0.2 million year-to-date, or 0.3% as a percentage of disposal revenues, primarily related to higher landfill volumes, partially offset by lower transfer station volumes year-to-date; partially offset by lower collection volumes of $(1.2) million quarterly, or (1.3)% as a percentage of collection revenues, and $(1.9) million year-to-date, or (1.1)%, as a percentage of collection revenues.
Operating income increased in the three and six months ended June 30, 2026 by $0.1 million and $1.4 million, respectively, as compared to the prior year periods. The period-over-period increases were driven by (i) revenue growth, described above, (ii) the prior year periods including legal penalties associated with leachate management at a landfill we own, (iii) lower short term rental expenses year-to-date and (iv) higher contributions related to intercompany activity, inclusive of subcontracting with our National Accounts business; partially offset by (a) higher expense from acquisition activities, (b) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses as well as higher amortization of acquired intangibles, (c) increased depreciation expense due to acquisitions and investment in property and equipment, (d) a higher provision for expected credit losses attributable to revenues growth combined with favorable shifts in the receivables aging buckets observed in the prior year periods, (e) higher expenses related to insurance claims and (f) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs.
See Note 9, Commitments and Contingencies and Note 12, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties and the expense from acquisition activities, respectively.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of Western region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2026 vs. 2025		Period-to-Period Change for the Six Months Ended June 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$10.1	5.9%	$18.6	5.8%
Volume	(2.1)	(1.2)%	(5.5)	(1.7)%
Surcharges and other fees	5.9	3.6%	8.0	2.4%
Commodity price and volume	(0.3)	(0.2)%	(0.6)	(0.2)%
Intercompany transfers to National Accounts	(0.1)	(0.1)%	(0.1)	—%
Acquisitions	2.1	1.2%	5.4	1.7%
Solid waste revenues	$15.6	9.2%	$25.8	8.0%

Solid waste revenues increased in the three and six months ended June 30, 2026 as compared to the prior year periods, primarily driven by (i) higher collection pricing of $8.4 million quarterly, or 6.6% as a percentage of collection revenues, and $15.6 million year-to-date, or 6.3% as a percentage of collection revenues, (ii) higher surcharges and other fees due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices and higher SRA Fee revenues due to lower recycled commodity prices as compared to the prior year periods, combined with higher participation levels in our fee programs, (iii) the contribution from acquisitions, (iv) higher disposal pricing of $1.7 million quarterly, or 4.7% as a percentage of disposal revenues, and $3.0 million year-to-date, or 4.8% as a percentage of disposal revenues, and (v) higher disposal volume of $1.0 million quarterly, or 2.8% as a percentage of disposal revenues, and $0.2 million year-to-date, or 0.3% as a percentage of disposal revenues, primarily related to higher landfill volumes, partially offset by lower transfer station volumes; partially offset by (a) lower collection volume of $(2.6) million quarterly, or (2.1)% as a percentage of collection revenues, and $(4.6) million year-to-date, or (1.9)% as a percentage of collection revenues, and (b) lower other volumes of $(0.4) million quarterly, or (7.2)% as a percentage of other revenues, and $(1.1) million year-to-date, or (8.7)% as a percentage of other revenues, primarily related to transportation volumes.
Operating income increased in the three and six months ended June 30, 2026 by $7.4 million and $11.8 million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany activity, inclusive of subcontracting with our National Accounts business, (iii) lower amortization of acquired intangibles, (iv) lower expense from acquisition activities, (v) lower expenses for short term rentals, (vi) lower outside labor costs and (vii) lower accrued incentive compensation; partially offset by (a) increased depreciation expense due to acquisitions and investment in property and equipment, (b) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses, (c) higher accretion and landfill amortization expense associated with changes in the timing and cost estimates of our accrued final capping, closure and post-closure obligations and higher landfill volumes, (d) higher expenses related to insurance claims, (e) a higher provision for expected credit losses attributable to revenues growth, (f) higher leachate disposal costs and (g) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs, including repairs performed by third parties.
See Note 12, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.
Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of Mid-Atlantic region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2026 vs. 2025		Period-to-Period Change for the Six Months Ended June 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$3.9	4.7%	$6.7	4.2%
Volume	(0.3)	(0.4)%	(3.3)	(2.0)%
Surcharges and other fees	0.2	0.4%	—	—%
Intercompany transfers to National Accounts	(1.2)	(1.5)%	(2.7)	(1.8)%
Acquisitions	17.0	20.6%	35.9	22.4%
Solid waste revenues	$19.6	23.8%	$36.6	22.8%
Solid waste revenues increased in the three and six months ended June 30, 2026 as compared to the prior year periods, primarily driven by (i) the contribution from acquisitions, (ii) higher collection pricing of $3.8 million quarterly, or 4.7% as a percentage of collection revenues, and $6.6 million year-to-date, or 4.2% as a percentage of collection revenues, (iii) higher disposal volumes of $0.1 million quarterly, or 5.4% as a percentage of disposal revenues, and $0.2 million year-to-date, or 8.5% as a percentage of disposal revenues, and (iv) higher disposal pricing of $0.1 million quarterly or 5.0% as a percentage of disposal revenues, and $0.2 million year-to-date, or 6.9% as a percentage of disposal revenues; partially offset by (a) lower collection volumes of $(0.4) million quarterly, or (0.5)% as a percentage of collection revenues, and $(3.5) million year-to-date, or (2.2)% as a percentage of collection revenues, and (b) the internal transfer of customers and associated revenues previously managed under the Mid-Atlantic operating segment to the Resource Solutions operating segment.

Operating loss decreased in the three and six months ended June 30, 2026 by $3.7 million and $4.0 million, respectively, as compared to the prior year periods. The period-over-period decreases were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany activity, inclusive of subcontracting with our National Accounts business, (iii) lower expenses for parts and short term rentals, (iv) lower expense from acquisition activities, (v) lower expenses year-to-date related to repairs performed by third parties, (vi) lower accrued incentive compensation, (vii) lower outside labor costs and (viii) lower amortization of acquired intangibles; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses, (b) increased depreciation expense due to acquisitions and investment in property and equipment, (c) a higher provision for expected credit losses attributable to revenues growth combined with favorable shifts in the receivables aging buckets observed in the prior year periods, (d) higher expenses related to insurance claims and (e) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs.
See Note 12, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.
Resource Solutions
A summary of the period-to-period changes in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change for the Three Months Ended June 30, 2026 vs. 2025		Period-to-Period Change for the Six Months Ended June 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$4.0	4.4%	$3.0	1.7%
Volume	0.4	0.5%	7.3	4.2%
Intercompany transfers from solid waste	1.4	1.5%	2.9	1.7%
Facility closure	(1.9)	(2.0)%	(3.7)	(2.1)%
Surcharges and other fees	1.5	1.4%	1.9	1.0%
Acquisitions	4.5	4.9%	5.1	3.0%
Resource Solutions revenues	$9.9	10.7%	$16.5	9.5%

Resource Solutions revenues increased in the three and six months ended June 30, 2026 as compared to the prior year periods, related to (i) higher National Accounts business volumes related to new business growth of $2.7 million quarterly, or 6.4% as a percentage of National Accounts revenues, and $6.9 million year-to-date, or 8.7% as a percentage of National Accounts revenues, (ii) the contribution from acquisitions, (iii) higher other processing volumes of $2.1 million quarterly, or 10.5% as a percentage of related revenues, and $3.7 million year-to-date, or 9.9% as a percentage of related revenues, (iv) higher tipping fees of $1.9 million quarterly, or 6.2% as a percentage of related revenues, and $3.7 million year-to-date, or 6.5% as a percentage of related revenues, primarily related to contract structures that help to offset recycled commodity price movements, (v) National Accounts business pricing growth of $1.8 million quarterly, or 4.3% as a percentage of National Accounts revenues, and $3.5 million year-to-date, or 4.4% as a percentage of National Accounts revenues, (vi) the internal transfer of customers and associated revenues previously managed under our solid waste operating segments to the Resource Solutions operating segment, (vii) higher other processing price of $0.9 million quarterly, or 4.7% as a percentage of related revenues, and $2.0 million year-to-date, or 5.2% as a percentage of related revenues and (viii) higher surcharges and other fees revenues in our National Accounts business due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices and higher participation levels in the program; partially offset by (a) lower recycled commodity price of $(0.6) million quarterly, or (1.9)% as a percentage of related revenues, and $(6.1) million year-to-date, or (10.7)% as a percentage of related revenues, (b) lower other processing revenues associated with the ceasing of operations in the three months ended December 31, 2025 of an organic residuals composting facility in Maine and (c) lower recycling volumes of $(4.3) million quarterly, or (14.2)% as a percentage of related revenues, and $(3.3) million year-to-date, or (5.7)% as a percentage of related revenues.
Operating income decreased in the three and six months ended June 30, 2026 by $(3.4) million and $(4.3) million, respectively, as compared to the prior year periods. The period-over-period decreases were due to (i) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses, (ii) higher directs costs associated with increased National Accounts business volumes, (iii) higher expenses related to intercompany activity, inclusive of subcontracting our National Accounts business, (iv) the organics facility closure charge associated with the winding down of operations at an organic residuals composting facility in Maine and (v) general cost inflation, including for disposal, labor, fuel and maintenance costs; partially offset by (a) revenue growth, described above, (b) lower expense from acquisition activities year-to-date, which were higher quarterly and (c) a reduction of operational costs related to the organic residuals composting facility in Maine associated with the ceasing of operations at the facility.
See Note 12, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities and the organics facility closure charge.
Corporate Entities
Corporate Entities operating loss reflects costs, including legal, tax, information technology, human resources, certain finance and accounting and other administrative functions, depreciation and amortization expense and certain expense from acquisition activities, which are not allocated to our reportable operating segments.
Operating loss increased in the three and six months ended June 30, 2026 by $(7.1) million and $(10.5) million, respectively, as compared to the prior year periods. The period-over-period increases were impacted by (i) higher expense from acquisition activities (ii) higher costs associated with supporting acquired businesses, (iii) general cost inflation for salaries, wages, benefits and other overhead costs including those associated with marketing, sales and community relations efforts, (iv) higher depreciation expense associated with back office financial system infrastructure, (v) higher accruals quarterly related to incentive compensation, which were lower year-to-date, (vi) lower expenses related to third-party professional services including legal, accounting and consulting services and (vii) lower insurance plan costs.
See Note 12, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of June 30, 2026, we had $484.8 million of available and undrawn capacity under our $700.0 million Revolving Credit Facility and $25.5 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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
A summary of consolidated balance sheet items relevant to our liquidity (in millions) follows:

	June 30, 2026	December 31, 2025	$ Change
Cash and cash equivalents	$25.5	$123.8	$(98.3)
Current assets, excluding cash and cash equivalents	$289.1	$245.5	$43.6
Restricted cash and assets	$3.1	$96.3	$(93.2)
Total current liabilities:
Current liabilities, excluding current maturities of debt	$291.4	$268.2	$23.2
Current maturities of debt	25.6	25.7	(0.1)
Total current liabilities	$317.0	$293.9	$23.1
Debt, less current portion, excluding unamortized debt issuance costs	$1,338.1	$1,142.9	$195.2
Current assets, excluding cash and cash equivalents, increased $43.6 million, and current liabilities, excluding current maturities of debt, increased $23.2 million in the six months ended June 30, 2026, resulting in a $20.4 million increase in working capital, net (defined as current assets, excluding cash and cash equivalents minus current liabilities, excluding current maturities of debt), from $(22.7) million as of December 31, 2025 to $(2.3) million as of June 30, 2026.

Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2026	2025
Net cash provided by operating activities	$161.0	$139.6	$21.4
Net cash used in investing activities	(522.5)	(296.4)	(226.1)
Net cash provided by (used in) financing activities	170.1	(8.8)	178.9
Net decrease in cash, cash equivalents and restricted cash, including non-current	$(191.4)	$(165.6)	$(25.8)
Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Six Months Ended June 30,
	2026	2025
Net (loss) income	$(1.8)	$0.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	166.5	148.5
Interest accretion on landfill and environmental remediation liabilities	8.0	7.4
Amortization of debt issuance costs	1.5	1.5
Stock-based compensation	6.9	7.8
Operating lease right-of-use assets expense	12.5	10.4
Other items and charges, net	0.2	1.1
Deferred income taxes	(9.5)	(0.1)
	184.3	177.0
Changes in assets and liabilities, net	(23.3)	(37.4)
Net cash provided by operating activities	$161.0	$139.6
A summary of the most significant items affecting the change in our operating cash flows follows:
Net cash provided by operating activities increased $21.4 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This was the result of business growth, including from acquisition activity, and a decrease in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, see “Results of Operations” above.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2026	2025
Acquisitions, net of cash acquired	$(400.8)	$(175.0)	$(225.8)
Additions to property and equipment	(122.3)	(121.9)	(0.4)
Proceeds from sale of property and equipment	0.6	0.5	0.1
Net cash used in investing activities	$(522.5)	$(296.4)	$(226.1)
A summary of the most significant items affecting the change in our investing cash flows follows:
Acquisitions, net of cash acquired. In the six months ended June 30, 2026, we acquired four businesses, which included $(399.3) million of cash consideration, and made $(1.5) million in payments on businesses previously acquired, as compared to the six months ended June 30, 2025 during which we acquired six businesses, which included $(174.9) million of cash consideration and made $(0.1) million in cash payments on businesses previously acquired.

Capital expenditures. Capital expenditures were $(0.4) million higher in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to higher spend related to landfill development, including the timing of rail capital expenditures related to our Subtitle D landfill located in Mount Jewitt, Pennsylvania, investment in our fleet and other growth activities, partially offset by lower spend related to acquisition activity and facilities.
Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Six Months Ended June 30,		$ Change
	2026	2025
Proceeds from long-term borrowings	$249.0	$25.0	$224.0
Principal payments on debt	(78.4)	(33.0)	(45.4)
Payments of debt issuance costs	(0.5)	(0.8)	0.3
Net cash provided by (used in) financing activities	$170.1	$(8.8)	$178.9
Debt activity. Net cash provided by (used in) financing activities associated with debt activity increased $178.6 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to borrowings against our Revolving Credit Facility related to acquisition growth and finance lease activity.
Debt activity in the six months ended June 30, 2026 includes the remarketing of $15.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2, whereas debt activity in the six months ended June 30, 2025 includes the drawdown of $25.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 and the repayment in full of $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured in January 2025.
See Note 8, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding financing activities.
Outstanding Long-Term Debt
Credit Facility
As of June 30, 2026, we are party to the second amended and restated credit agreement (“Credit Agreement”), which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of June 30, 2026, further advances were available under the Revolving Credit Facility in the amount of $484.8 million. The available amount is net of outstanding irrevocable letters of credit totaling $30.2 million. No amount has been drawn on the irrevocable letters of credit as of June 30, 2026.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of June 30, 2026, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended June 30, 2026	Covenant Requirements at June 30, 2026
Maximum consolidated net leverage ratio (1)	2.70	4.00
Minimum interest coverage ratio	7.84	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,338.1 million as of June 30, 2026, or $1,363.6 million of consolidated funded debt less $25.5 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of June 30, 2026. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended June 30, 2026
Net cash provided by operating activities	$351.2
Changes in assets and liabilities, net of effects of acquisitions and divestitures	30.0
Stock based compensation	(13.3)
Operating lease right-of-use assets expense	(11.0)
Other items and charges, net	(1.0)
Interest expense, less amortization of debt issuance costs	62.2
Provision for income taxes, net of deferred income taxes	9.2
Adjustments as allowed by the Credit Agreement (1)	67.5
Consolidated EBITDA	$494.8
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on Consolidated EBITDA.
In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of June 30, 2026, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of June 30, 2026, we had outstanding $273.5 million aggregate principal amount of tax exempt bonds; $104.4 million aggregate principal amount of finance leases; and $0.7 million aggregate principal amount of notes payable.
See Note 8, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding debt.

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
In light of recent legislation disclosed in Note 9, Commitments and Contingencies to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q, it is at least reasonably possible that we will have a change in estimate related to the recoverability of some or all of the costs associated with the Granite State Landfill, LLC landfill development project through future operations potentially resulting in a charge in the near future.
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
Based on our consumption levels in the last twelve months ended June 30, 2026, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.50 cent per gallon change in the price of diesel fuel, based on 10% of the prevailing diesel fuel price per gallon at June 30, 2026, would change our direct fuel costs by approximately $9.0 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of June 30, 2026 and considering recently closed acquisitions, we believe a $0.50 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $9.0 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and six months ended June 30, 2026, our fuel costs were $25.3 million, or 4.7% of revenue, and $44.6 million, or 4.5% of revenue, respectively, as compared to $15.3 million, or 3.3% of revenue, and $31.1 million, or 3.5% of revenue, in the three and six months ended June 30, 2025, respectively.
See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion about fuel expense.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (i) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (ii) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (iii) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (iv) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of June 30, 2026, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of June 30, 2026 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of June 30, 2026, we had $378.7 million of fixed rate debt in addition to the $515.0 million fixed through our interest rate derivative agreements, and we had interest rate risk relating to approximately $470.0 million of variable long-term debt. The weighted average interest rate on the variable rate portion of long-term debt was approximately 5.190% at June 30, 2026. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our interest expense would change by approximately $4.7 million annually, or $1.2 million quarterly.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is provided in Note 9, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
Legal Proceedings over Certain Environmental Matters Involving Governmental Authorities with Possible Sanctions of $1.0 million or More
Item 103 of the Securities and Exchange Commission's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions, exclusive of interest and costs, will not equal or exceed a specified threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Pursuant to Item 103, we have determined such disclosure threshold to be $1.0 million. Information relating to environmental proceedings is provided in Note 9, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended June 30, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1 +	Offer Letter between Casella Waste Systems, Inc. and Damian A. Ribar dated as of June 27, 2026.

10.2 +	Employment Agreement between Casella Waste Systems, Inc. and Damian A. Ribar dated as of July 20, 2026.

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

10.6
Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with employee contract) adopted April 2026 (incorporated herein by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Casella as filed on May 1, 2026 (file no. 000-23211)).

10.7
Form of Performance-Based Stock Unit Agreement under Amended and Restated 2016 Incentive Plan (employee with no employee contract) adopted April 2026 (incorporated herein by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Casella as filed on May 1, 2026 (file no. 000-23211)).

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iv) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.
+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: August 7, 2026	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2026	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)