Form 10-Q
period 2026-09-30
CASELLA WASTE SYSTEMS INC
filed 2026-11-09
CIK 911177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No  ☒
The number of shares outstanding of each of the registrant’s classes of common stock, as of October 15, 2026:

Class A common stock, $0.01 par value per share:	62,655,943
Class B common stock, $0.01 par value per share:	988,200

PART I.
ITEM 1.    FINANCIAL STATEMENTS
CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,741	$123,773
Accounts receivable, net of allowance for credit losses of $8,079 and $7,082, respectively	226,970	178,068
Prepaid expenses	32,506	29,930
Other current assets	36,122	37,510
Total current assets	307,339	369,281
Property and equipment, net of accumulated depreciation and amortization of $1,668,290 and $1,495,563, respectively	1,418,063	1,289,409
Operating lease right-of-use assets	107,032	105,252
Goodwill	1,389,497	1,120,056
Intangible assets, net	324,984	290,855
Restricted cash and assets	2,990	96,265
Cost method investments	10,967	10,967
Other non-current assets	14,604	21,241
Total assets	$3,575,476	$3,303,326
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of debt	$25,391	$25,735
Current operating lease liabilities	12,264	11,952
Accounts payable	111,726	102,468
Accrued payroll and related expenses	28,798	36,316
Contract liabilities	42,405	45,153
Current accrued final capping, closure and post-closure costs	34,493	7,562
Other accrued liabilities	68,720	64,716
Total current liabilities	323,797	293,902
Debt, less current portion	1,356,393	1,128,927
Operating lease liabilities, less current portion	77,150	72,513
Accrued final capping, closure and post-closure costs, less current portion	176,617	185,160
Deferred income taxes, net	31,864	18,965
Other long-term liabilities	30,562	35,150
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Class A common stock, $0.01 par value per share; 100,000,000 shares authorized; 62,656,000 and 62,526,000 shares issued and outstanding, respectively	627	625
Class B common stock, $0.01 par value per share; 1,000,000 shares authorized; 988,000 shares issued and outstanding, respectively; 10 votes per share	10	10
Additional paid-in capital	1,708,330	1,697,143
Accumulated deficit	(133,904)	(125,114)
Accumulated other comprehensive income (loss), net of tax	4,030	(3,955)
Total stockholders' equity	1,579,093	1,568,709
Total liabilities and stockholders' equity	$3,575,476	$3,303,326
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$559,231	$485,351	$1,560,307	$1,367,786
Operating expenses:
Cost of operations	374,577	315,262	1,048,451	903,783
General and administration	58,918	57,273	180,214	168,282
Depreciation and amortization	88,066	78,829	254,546	227,326
Expense from acquisition activities	6,318	4,618	18,909	16,610
Landfill development impairment charge	13,593	—	13,593	—
Organics facility closure charge	703	—	2,719	—
Organizational transformation costs	1,407	—	1,407	—
	543,582	455,982	1,519,839	1,316,001
Operating income	15,649	29,369	40,468	51,785
Other expense (income):
Interest expense	18,236	15,945	51,498	46,590
Interest income	(71)	(2,030)	(1,919)	(8,077)
Other income	(4,002)	(436)	(5,137)	(1,370)
Other expense, net	14,163	13,479	44,442	37,143
Income (loss) before income taxes	1,486	15,890	(3,974)	14,642
Provision for income taxes	8,507	5,906	4,816	4,260
Net (loss) income	$(7,021)	$9,984	$(8,790)	$10,382
Basic (loss) earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,642	63,492	63,600	63,450
Basic (loss) earnings per common share	$(0.11)	$0.16	$(0.14)	$0.16
Diluted (loss) earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,642	63,591	63,600	63,550
Diluted (loss) earnings per common share	$(0.11)	$0.16	$(0.14)	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(7,021)	$9,984	$(8,790)	$10,382
Other comprehensive income (loss), before tax:
Hedging activity:
Interest rate swap settlements	59	1,015	277	3,030
Interest rate swap amounts reclassified into interest expense	(69)	(1,005)	(276)	(3,001)
Unrealized gain (loss) resulting from changes in fair value of derivative instruments	4,927	(961)	11,331	(9,846)
Other comprehensive income (loss), before tax	4,917	(951)	11,332	(9,817)
Income tax provision (benefit) related to items of other comprehensive income (loss)	1,447	(280)	3,347	(2,879)
Other comprehensive income (loss), net of tax	3,470	(671)	7,985	(6,938)
Comprehensive (loss) income	$(3,551)	$9,313	$(805)	$3,444
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
(in thousands)

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2025	$1,568,709	62,526	$625	988	$10	$1,697,143	$(125,114)	$(3,955)
Issuances of Class A common stock, net	(3)	96	1	—	—	(4)	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive loss:
Net loss	(5,539)	—	—	—	—	—	(5,539)	—
Other comprehensive income, net of tax:
Hedging activity	2,259	—	—	—	—	—	—	2,259
Balance, March 31, 2026	1,568,292	62,622	626	988	10	1,700,005	(130,653)	(1,696)
Issuances of Class A common stock	1,689	29	1	—	—	1,688	—	—
Stock-based compensation	4,017	—	—	—	—	4,017	—	—
Comprehensive income:
Net income	3,770	—	—	—	—	—	3,770	—
Other comprehensive income, net of tax:
Hedging activity	2,256	—	—	—	—	—	—	2,256
Balance, June 30, 2026	1,580,024	62,651	627	988	10	1,705,710	(126,883)	560
Issuances of Class A common stock	—	5	—	—	—	—	—	—
Stock-based compensation	2,620	—	—	—	—	2,620	—	—
Comprehensive loss:
Net loss	(7,021)	—	—	—	—	—	(7,021)	—
Other comprehensive income, net of tax:
Hedging activity	3,470	—	—	—	—	—	—	3,470
Balance, September 30, 2026	$1,579,093	62,656	$627	988	$10	$1,708,330	$(133,904)	$4,030

		Casella Waste Systems, Inc. Stockholders' Equity
		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income, Net of Tax
	Total	Shares	Amount	Shares	Amount
Balance, December 31, 2024	$1,550,839	62,370	$624	988	$10	$1,679,878	$(132,985)	$3,312
Issuances of Class A common stock	—	105	1	—	—	(1)	—	—
Stock-based compensation	4,911	—	—	—	—	4,911	—	—
Comprehensive loss:
Net loss	(4,810)	—	—	—	—	—	(4,810)	—
Other comprehensive loss, net of tax:
Hedging activity	(4,051)	—	—	—	—	—	—	(4,051)
Balance, March 31, 2025	1,546,889	62,475	625	988	10	1,684,788	(137,795)	(739)
Issuances of Class A common stock	1,434	27	—	—	—	1,434	—	—
Stock-based compensation	2,866	—	—	—	—	2,866	—	—
Comprehensive income:
Net income	5,208	—	—	—	—	—	5,208	—
Other comprehensive loss, net of tax:
Hedging activity	(2,216)	—	—	—	—	—	—	(2,216)
Balance, June 30, 2025	1,554,181	62,502	625	988	10	1,689,088	(132,587)	(2,955)
Issuances of Class A common stock	—	3	—	—	—	—	—	—
Stock-based compensation	3,870	—	—	—	—	3,870	—	—
Comprehensive income:
Net income	9,984	—	—	—	—	—	9,984	—
Other comprehensive loss, net of tax:
Hedging activity	(671)	—	—	—	—	—	—	(671)
Balance, September 30, 2025	$1,567,364	62,505	$625	988	$10	$1,692,958	$(122,603)	$(3,626)
The accompanying notes are an integral part of these consolidated financial statements.

CASELLA WASTE SYSTEMS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(8,790)	$10,382
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	254,546	227,326
Interest accretion on landfill and environmental remediation liabilities	12,058	11,105
Amortization of debt issuance costs	2,235	2,277
Stock-based compensation	9,503	11,647
Operating lease right-of-use assets expense	19,364	16,385
Other items and charges, net	13,931	(150)
Deferred income taxes	(658)	1,076
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(36,483)	(18,326)
Landfill operating lease contract expenditures	(4,915)	(4,755)
Accounts payable	2,378	1,875
Prepaid expenses, inventories and other assets	(936)	(1,893)
Accrued expenses, contract liabilities and other liabilities	(20,402)	(23,736)
Net cash provided by operating activities	241,831	233,213
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(440,060)	(217,501)
Additions to intangible assets	(469)	—
Additions to property and equipment	(200,475)	(187,803)
Proceeds from sale of property and equipment	971	581
Net cash used in investing activities	(640,033)	(404,723)
Cash Flows from Financing Activities:
Proceeds from debt borrowings	471,220	91,500
Principal payments on debt	(277,670)	(108,408)
Payments of debt issuance costs	(466)	(2,232)
Net cash provided by (used in) financing activities	193,084	(19,140)
Net decrease in cash, cash equivalents and restricted cash, including non-current	(205,118)	(190,650)
Cash, cash equivalents and restricted cash, including non-current, beginning of period	216,859	383,303
Cash, cash equivalents and restricted cash, including non-current, end of period	$11,741	$192,653
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Cash interest payments	$48,061	$42,835
Cash income tax (refunds) payments, net	$(1,761)	$318
Supplemental Disclosure of Non-Cash Activities:
Right-of-use assets obtained in exchange for finance lease obligations	$32,319	$30,268
Right-of-use assets obtained in exchange for operating lease obligations	$15,119	$22,668
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
Preparation of our consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions. These estimates and assumptions affect the accounting for and recognition and disclosure of assets, liabilities, equity, revenues and expenses. We must make these estimates and assumptions because certain information that we use is dependent on future events, cannot be calculated with a high degree of precision given the available data, or simply cannot be readily calculated. In the opinion of management, these consolidated financial statements include all adjustments, including normal recurring and nonrecurring adjustments, as applicable, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2026 may not be indicative of the results for any other interim period or the entire fiscal year. The consolidated financial statements presented herein should be read in conjunction with our audited consolidated financial statements included in our 2025 Form 10-K.
Subsequent Events
We have evaluated subsequent events or transactions that have occurred after the consolidated balance sheet date of September 30, 2026 through the date of filing of the consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q. Except as disclosed, no material subsequent events have occurred since September 30, 2026 through the date of this filing that would require recognition or adjustments to our disclosures in our consolidated financial statements.

2.    ACCOUNTING CHANGES
The following table provides a brief description of recent Accounting Standards Updates (“ASU”) to the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) that are pending adoption as of September 30, 2026 and deemed to have a possible material impact on our consolidated financial statements based on current account balances and activity:

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
3.    REVENUE RECOGNITION
Revenues associated with our solid waste operations are derived mainly from solid waste (i) collection and (ii) disposal services, which include landfill and transfer station services, as well as (iii) transportation, (iv) landfill gas-to-energy and (v) processing services. Revenues associated with our resource renewal operations are derived from processing services and our National Accounts business. See Note 13, Segment Reporting for further disclosure over our Resource Solutions revenues.

The following tables set forth revenues disaggregated by service line and timing of revenue recognition by reportable operating segment for each of the three and nine months ended September 30, 2026 and 2025:
Three Months Ended September 30, 2026

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$116,741	$143,368	$101,551	$—	$361,660
Landfill	9,645	20,108	1,705	—	31,458
Transfer station	26,626	20,360	4,611	—	51,597
Transportation	1,928	3,927	—	—	5,855
Landfill gas-to-energy	295	1,425	19	—	1,739
Processing	2,615	415	—	51,351	54,381
National Accounts	—	—	—	52,541	52,541
Total revenues	$157,850	$189,603	$107,886	$103,892	$559,231

Transferred at a point-in-time	$151	$802	$17	$11,040	$12,010
Transferred over time	157,699	188,801	107,869	92,852	547,221
Total revenues	$157,850	$189,603	$107,886	$103,892	$559,231
Three Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions (1)	Total Revenues
Collection	$92,542	$133,207	$88,299	$—	$314,048
Landfill	8,230	16,891	1,659	—	26,780
Transfer station	20,508	19,045	1,113	—	40,666
Transportation	1,611	4,388	—	—	5,999
Landfill gas-to-energy	332	1,206	—	—	1,538
Processing	2,752	387	—	48,185	51,324
National Accounts	—	—	—	44,996	44,996
Total revenues	$125,975	$175,124	$91,071	$93,181	$485,351

Transferred at a point-in-time	$91	$652	$—	$12,047	$12,790
Transferred over time	125,884	174,472	91,071	81,134	472,561
Total revenues	$125,975	$175,124	$91,071	$93,181	$485,351
Nine Months Ended September 30, 2026

	Eastern	Western	Mid-Atlantic	Resource Solutions	Total Revenues
Collection	$319,021	$413,403	$293,918	$—	$1,026,342
Landfill	25,424	52,988	3,817	—	82,229
Transfer	65,973	54,357	7,156	—	127,486
Transportation	5,253	11,184	—	—	16,437
Landfill gas-to-energy	1,307	4,775	19	—	6,101
Processing	6,379	1,082	—	147,556	155,017
National Accounts	—	—	—	146,695	146,695
Total revenues	$423,357	$537,789	$304,910	$294,251	$1,560,307

Transferred at a point-in-time	$513	$1,668	$17	$31,084	$33,282
Transferred over time	422,844	536,121	304,893	263,167	1,527,025
Total revenues	$423,357	$537,789	$304,910	$294,251	$1,560,307

Nine Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Resource Solutions (1)	Total Revenues
Collection	$262,935	$379,543	$245,937	$—	$888,415
Landfill	22,961	47,238	3,554	—	73,753
Transfer	53,666	51,952	1,993	—	107,611
Transportation	4,700	12,658	—	—	17,358
Landfill gas-to-energy	876	4,983	—	—	5,859
Processing	6,501	1,201	—	142,856	150,558
National Accounts	—	—	—	124,232	124,232
Total revenues	$351,639	$497,575	$251,484	$267,088	$1,367,786

Transferred at a point-in-time	$280	$2,049	$—	$38,826	$41,155
Transferred over time	351,359	495,526	251,484	228,262	1,326,631
Total revenues	$351,639	$497,575	$251,484	$267,088	$1,367,786
(1)Prior period amounts have been moved within Resource Solutions between the National Accounts and processing service lines to conform to the current period presentation reflecting the realignment of a business unit related to organic materials brokerage operations.
Payments to customers that are not in exchange for a distinct good or service are recorded as a reduction of revenues. Rebates to certain customers associated with payments for recycled or organic materials that are received and subsequently processed and sold to other third-parties amounted to $10,995 and $29,189 in the three and nine months ended September 30, 2026, respectively, and $9,331 and $29,485 in the three and nine months ended September 30, 2025, respectively. Rebates are generally recorded as a reduction of revenues upon the sale of such materials, or upon receipt of the recycled materials at our facilities. We did not record revenues in the three and nine months ended September 30, 2026 or September 30, 2025 from performance obligations satisfied in previous periods.
Contract receivables, which are included in accounts receivable, net in our consolidated balance sheets, are recorded when billed or when related revenue is earned, if earlier, and represent claims against third-parties that will be settled in cash. Accounts receivable, net includes receivables from contracts of $230,768 and $181,616 as of September 30, 2026 and December 31, 2025, respectively. Certain customers are billed in advance and, accordingly, recognition of the related revenues for which payment has been received is deferred as a contract liability until the services are provided and control transferred to the customer. We recognized contract liabilities of $42,405 and $45,153 as of September 30, 2026 and December 31, 2025, respectively. Due to the short term nature of advanced billings, substantially all of the deferred revenue recognized as a contract liability as of December 31, 2025 and December 31, 2024 was recognized as revenue during the nine months ended September 30, 2026 and September 30, 2025, respectively, when the services were performed.
4.    BUSINESS COMBINATIONS
In the nine months ended September 30, 2026, we completed six acquisitions using cash on hand as well as borrowings under our revolving credit facility (“Revolving Credit Facility”). These acquisitions included: (i) the acquisition of all of the equity interests of a business and its related entities with operations in eastern Massachusetts and southern New Hampshire under our Eastern region consisting of collection operations, a construction and demolition processing facility and a transfer station, (ii) the acquisition of the assets of a business consisting of collection operations in West Virginia and a transfer station in southwestern Pennsylvania, which expanded our Mid-Atlantic region footprint into West Virginia and (iii) four tuck-in acquisitions of: one recycling operation in our Resource Solutions operating segment, one collection operation in our Western region and two collection operations in our Mid-Atlantic region.
In the nine months ended September 30, 2025, we acquired eight businesses, which included (i) five tuck-in collection operations in our Mid-Atlantic region, (ii) a tuck-in collection operation in our Western region, (iii) a recycling business in our Resource Solutions operating segment and (iv) a tuck-in collection operation and recycling business whose assets and liabilities are allocated between our Eastern region and Resource Solutions operating segments.
The operating results of the businesses acquired prior to September 30, 2026 have been included in the accompanying unaudited consolidated statements of operations from each date of acquisition, and each purchase price has been allocated to the net assets acquired based on fair values at the date of each acquisition with the residual amounts recorded as goodwill.

Due to the integration of certain of these businesses within our existing market areas, it is not practicable to segregate the revenues and earnings of all of the acquired businesses since their respective acquisition dates.
Purchase price allocations are based on information existing at the acquisition dates or upon closing the transactions. Acquired intangible assets other than goodwill that are subject to amortization may include customer relationships, trade names and covenants not-to-compete. Such assets are amortized over a two-year to ten-year period from the date of acquisition.
Goodwill acquired is primarily associated with the value of acquired businesses, based on current and anticipated operating performance, in excess of the specific values allocated to other assets, new growth opportunities arising from the acquisitions, and expected synergies from combining the acquired businesses with our existing operations and implementing our operating strategies. Approximately $204,936 of goodwill associated with acquisitions completed in the nine months ended September 30, 2026 is expected to be deductible for tax purposes.
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
A summary of the purchase price and the purchase price allocation for acquisitions follows:

	Nine Months Ended September 30,
	2026	2025
Purchase Price:
Cash used in acquisitions, net of cash acquired of $1,591 and $—, respectively	$434,824	$217,178
Settlements due from sellers	(302)	(1,037)
Holdbacks, contingent consideration and other	2,225	6,302
	$436,747	$222,443
Allocated as follows:
Current assets (1)	$16,028	$8,607
Property and equipment:
Land	5,689	4,850
Buildings and improvements	14,693	7,587
Machinery, equipment and other	58,452	39,626
Operating lease right-of-use assets	10,241	10,655
Intangible assets:
Trade names	696	514
Covenants not-to-compete	14,907	3,937
Customer relationships	79,689	48,588
Deferred tax liability, net	(10,668)	(229)
Current liabilities	(12,636)	(4,068)
Operating lease liabilities, less current portion	(9,671)	(9,583)
Fair value of assets acquired and liabilities assumed	167,420	110,484
Excess purchase price allocated to goodwill	$269,327	$111,959
(1)Includes contract receivables as of the date of the acquisitions in the nine months ended September 30, 2026 and 2025, of $12,283 and $8,070, respectively. Substantially all of the contractual amounts are expected to be collected.

Purchase price allocations for the nine months ended September 30, 2026 are preliminary and subject to revision upon finalization of third-party valuations over each respective one-year measurement period. Accordingly, the purchase price allocations for the nine months ended September 30, 2026 are subject to change. Amounts in the nine months ended September 30, 2025 are preliminary as disclosed based on information existing at the acquisition dates or upon closing the transaction and have since been updated based upon the finalization of third-party valuations, including the value of certain tangible and intangible assets acquired.
Unaudited pro forma combined information that shows our operational results prepared as though each acquisition completed since the beginning of the prior fiscal year had occurred as of January 1, 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$560,968	$533,214	$1,604,515	$1,536,019
Operating income	$15,838	$31,322	$42,205	$58,647
Net (loss) income	$(6,909)	$11,138	$(7,756)	$14,231

Basic (loss) earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,642	63,492	63,600	63,450
Basic (loss) earnings per common share	$(0.11)	$0.18	$(0.12)	$0.22
Diluted (loss) earnings per share attributable to common stockholders:
Weighted average common shares outstanding	63,642	63,591	63,600	63,550
Diluted (loss) earnings per common share	$(0.11)	$0.18	$(0.12)	$0.22
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
See Note 11, Other Items and Charges for disclosure regarding expense from acquisition activities.
5.    GOODWILL AND INTANGIBLE ASSETS
A summary of the activity and balances related to goodwill by reportable operating segment is as follows:

	December 31, 2025	Acquisitions	Business Combination Adjustments	September 30, 2026
Eastern	$110,533	$166,018	$—	$276,551
Western	371,035	1,447	438	372,920
Mid-Atlantic	584,136	92,005	(324)	675,817
Resource Solutions	54,352	9,857	—	64,209
	$1,120,056	$269,327	$114	$1,389,497
Summaries of intangible assets, net by type follow:

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, September 30, 2026
Intangible assets	$89,966	$507,627	$27,005	$624,598
Less accumulated amortization	(50,333)	(227,630)	(21,651)	(299,614)
	$39,633	$279,997	$5,354	$324,984

	Covenants Not-to-Compete	Customer Relationships	Trade Names	Total
Balance, December 31, 2025
Intangible assets	$74,892	$427,625	$26,309	$528,826
Less accumulated amortization	(43,041)	(176,824)	(18,106)	(237,971)
	$31,851	$250,801	$8,203	$290,855
Intangible amortization expense was $21,238 and $61,644 during the three and nine months ended September 30, 2026, respectively, and $18,980 and $57,562 during the three and nine months ended September 30, 2025, respectively.
Based on the amortizable intangible assets recorded in the consolidated balance sheets at September 30, 2026, intangible amortization expense for each of the next five fiscal years and thereafter is estimated as follows:

Estimated Future Intangible Amortization Expense as of September 30, 2026
For the remainder of the fiscal year ending December 31, 2026	$20,925
Fiscal year ending December 31, 2027	$77,013
Fiscal year ending December 31, 2028	$66,226
Fiscal year ending December 31, 2029	$52,907
Fiscal year ending December 31, 2030	$39,819
Thereafter	$68,094

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
The changes to accrued final capping, closure and post-closure liabilities are as follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$192,722	$172,230
Obligations incurred	10,890	6,325
Revision in estimates (1)	2,726	—
Accretion expense	11,919	10,942
Obligations settled (2)	(7,147)	(5,960)
Ending balance	$211,110	$183,537
(1)Relates to a change in estimates and assumptions concerning anticipated waste flow, costs and timing of future final capping, closure and post-closure activities at our Subtitle D landfill located in Bethlehem, New Hampshire, which will stop accepting waste on December 31, 2026 rather than the end of the fiscal year ending December 31, 2027 as previously anticipated. We modified such timing after an evaluation of the remaining permitted airspace, current and projected fill rates and other operational factors.
(2)May include amounts paid and amounts that are being processed through accounts payable as a part of our disbursement cycle.

7.    DEBT
A summary of debt is as follows:

	September 30, 2026	December 31, 2025
Senior Secured Credit Facility:
Term loan A facility (“Term Loan Facility”) payable quarterly beginning in the fiscal year ended December 31, 2027 with balance due September 2029; bearing interest at 5.431% as of September 30, 2026	$800,000	$800,000
Revolving Credit Facility due September 2029; bearing interest at a weighted average of 5.468% as of September 30, 2026	215,400	—
Tax-Exempt Bonds:
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014 (“New York Bonds 2014R-1”) due December 2044 - fixed rate interest period bearing interest at 2.875% through December 2029	25,000	25,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2 (“New York Bonds 2014R-2”) due December 2044 - fixed rate interest period bearing interest at 4.300% through June 2036	15,000	15,000
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020 (“New York Bonds 2020”) due September 2050 - fixed rate interest period bearing interest at 4.250% through September 2030	37,500	37,500
New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020R-2 (“New York Bonds 2020R-2”) due September 2050 - fixed rate interest period bearing interest at 5.125% through September 2030	35,000	35,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3 (“FAME Bonds 2015R-3”) due August 2035 - fixed rate interest period bearing interest at 5.000% through August 2035	29,000	29,000
Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2024 (“FAME Bonds 2024”) due December 2047 - fixed rate interest period bearing interest at 4.625% through May 2035	45,000	45,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2013 (“Vermont Bonds 2013”) due April 2036 - fixed rate interest period bearing interest at 4.625% through April 2028	16,000	16,000
Vermont Economic Development Authority Solid Waste Disposal Long-Term Revenue Bonds Series 2022A-1 (“Vermont Bonds 2022A-1”) due June 2052 - fixed rate interest period bearing interest at 5.000% through May 2027	35,000	35,000
Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2 (“Vermont Bonds 2022A-2”) due June 2052 - fixed rate interest period bearing interest at 4.375% through May 2032	25,000	25,000
Business Finance Authority of the State of New Hampshire Solid Waste Disposal Revenue Bonds Series 2013 (“New Hampshire Bonds”) due April 2029 - fixed rate interest period bearing interest at 2.950% through April 2029	11,000	11,000
Other:
Finance leases maturing through December 2107; bearing interest at a weighted average of 4.914% as of September 30, 2026	104,354	94,035
Notes payable with no stated interest rate maturing through September 2028	731	1,097
Principal amount of debt	1,393,985	1,168,632
Less—unamortized debt issuance costs	12,201	13,970
Debt less unamortized debt issuance costs	1,381,784	1,154,662
Less—current maturities of debt	25,391	25,735
	$1,356,393	$1,128,927

Credit Facility
As of September 30, 2026, we are party to the second amended and restated credit agreement (“Credit Agreement”), which provides for a $800,000 aggregate principal amount Term Loan Facility and a $700,000 Revolving Credit Facility, with a $155,000 sublimit for letters of credit (collectively, "Credit Facility").
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
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2026, further advances were available under the Revolving Credit Facility in the amount of $450,718. The available amount is net of outstanding irrevocable letters of credit totaling $33,882. No amount has been drawn on the outstanding irrevocable letters of credit as of September 30, 2026.
The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. In addition to these financial covenants, the Credit Agreement contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2026, we were in compliance with the covenants contained in the Credit Agreement.
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

Tax-Exempt Financings
Industrial revenue bonds are tax-exempt municipal debt securities issued by a government agency on our behalf and sold only to qualified institutional buyers. As of September 30, 2026, we had outstanding $273,500 aggregate principal amount of tax-exempt bonds issued by the states of New York, Vermont, Maine and New Hampshire (collectively, the “Industrial Revenue Bonds”), which are unsecured and guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries, and require interest payments semi-annually. The Industrial Revenue Bonds have fixed rate interest periods. At the end of each respective fixed rate interest period, the corresponding tax-exempt bond may be converted to a variable rate interest period or remarketed over a new fixed rate interest period. We borrowed the proceeds of the Industrial Revenue Bonds to finance or reimburse certain qualified capital projects and other costs in each respective state of issuance as defined in the related offering memorandum and indenture.
In the nine months ended September 30, 2026, we completed the remarketing of $15,000 aggregate principal amount of New York Bonds 2014R-2, which bears a fixed interest rate of 4.300% through June 2036.
In the nine months ended September 30, 2025, we completed the following transactions: (i) the drawdown of $25,000 aggregate principal amount of Vermont Bonds 2022A-2, which bears a fixed interest rate of 4.375% through May 2032, (ii) the repayment in full of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured in January 2025, (iii) the remarketing of $29,000 aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 and 2015R-2 into a single series FAME Bonds 2015R-3, which bears a fixed interest rate of 5.000% through August 2035 and (iv) the remarketing of $37,500 aggregate principal amount of New York Bonds 2020, which bears a fixed interest rate of 4.250% through September 2030.
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
A reconciliation of beginning of period and end of period cash, cash equivalents and restricted cash, including non-current, for the nine months ended September 30, 2026 presented in the unaudited consolidated statements of cash flows is as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$11,741	$123,773
Restricted cash - non-current	—	93,086
Cash, cash equivalents and restricted cash, including non-current	$11,741	$216,859
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
As of both September 30, 2026 and December 31, 2025, we had $515,000 notional amount of active interest rate derivative agreements outstanding. Interest rate derivative agreements outstanding as of September 30, 2026, mature between December 2026 and February 2030 and provide that we receive interest based on Term SOFR, restricted by a 0.0% floor, and pay interest at a weighted average rate of approximately 3.626%.

A summary of the effect of cash flow hedges related to derivative instruments on the consolidated balance sheets follows:

		Fair Value
	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps	Other current assets	$2,818	$2,081
Interest rate swaps	Other non-current assets	3,983	835
		$6,801	$2,916

Interest rate swaps	Other accrued liabilities	$974	$3,073
Interest rate swaps	Other long-term liabilities	—	5,348
		$974	$8,421

Interest rate swaps	Accumulated other comprehensive income (loss), net of tax	$5,827	$(5,505)
Interest rate swaps - tax effect	Accumulated other comprehensive income (loss), net of tax	(1,797)	1,550
		$4,030	$(3,955)
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
In accordance with FASB ASC 450 - Contingencies, we accrue for legal proceedings, inclusive of legal costs, when losses become probable and reasonably estimable. We have recorded an aggregate accrual, net of payments of $2,015 relating to our outstanding legal proceedings as of September 30, 2026 and it is at least reasonably possible that a change in estimate will occur in the near-term. As of the end of each applicable reporting period, we review each of our legal proceedings to determine whether it is probable, reasonably possible or remote that a liability has been incurred and, if it is at least reasonably possible, whether a range of loss can be reasonably estimated under the provisions of FASB ASC Subtopic 450-20. In instances where we determine that a loss is probable and we can reasonably estimate a range of loss we may incur with respect to such a matter, we record an accrual for the amount within the range that constitutes our best estimate of the possible loss. If we are able to reasonably estimate a range, but no amount within the range appears to be a better estimate than any other, we record an accrual in the amount that is the low end of such range. When a loss is reasonably possible, but not probable, we will not record an accrual, but we will disclose our estimate of the possible range of loss where such estimate can be made in accordance with FASB ASC 450-20. We disclose outstanding matters that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.
North Country Environmental Services Letter of Deficiency
On June 14, 2024, our subsidiary, North Country Environmental Services, Inc. (“NCES”), received a Letter of Deficiency (the “Letter”) from the New Hampshire Department of Environmental Services (“NHDES”) concerning alleged violations related to leachate management and leachate data and reporting. The Letter required certain actions to correct the deficiencies on a prescribed timeline, and NCES has met the deadlines for information submission. On January 12, 2026, the New Hampshire Department of Justice and NCES entered into a Consent Decree resolving the alleged violations and requiring the payment of a $1,900 civil penalty, part of which may be offset through approved Supplemental Environmental Projects focused on stabilizing landfill debris impacting the Saco River, of which one such project has already been implemented. The terms of the settlement allow for us to receive a credit towards the penalty for field work costs associated with a Supplemental Environmental Project. The accrual has been reduced to account for these sums that have already been paid. The Grafton County Superior Court entered approval of the Consent Decree on January 29, 2026. The New Hampshire Attorney General notified NCES by letter dated September 23, 2026 that the Saco River stabilization project proposed by NCES is not a feasible Supplemental

Environmental Project due to cost constraints, and directed NCES to propose alternative projects within 60 days or otherwise, provide a final accounting of costs incurred in connection with the Saco River stabilization project and remit the remaining civil penalty in accordance with the Consent Decree.
Granite State Landfill Solid Waste Permit Denial
On April 3, 2025, NHDES denied the October 31, 2023 application of our subsidiary, Granite State Landfill, LLC (“GSL”), for the development of a new solid waste landfill on a greenfield site in an industrial area in Dalton, New Hampshire. The GSL project design consists of an approximately 70-acre lined landfill footprint and an estimated 18 years of disposal capacity, together with supporting infrastructure and renewable-energy projects.
On April 8, 2025, GSL filed a Petition for Declaratory Judgment in the Merrimack Superior Court (“Court”) requesting that the Court find that NHDES’s denial of GSL’s application was unlawful (“Petition”). On May 9, 2025, NHDES filed an Answer to the Petition. On June 23, 2025, North Country Alliance for Balanced Change (“NCABC”) filed a Motion to Intervene, in response to which GSL filed an Objection on June 30, 2025. On July 1, 2025, a scheduling conference was held and the Court issued a Scheduling Order of the same date providing that the issues raised in the Petition appear to be a legal dispute that can be addressed by cross-motions for summary judgment, and requiring the parties to confer and submit briefing schedule proposals to the Court on or before July 18, 2025. A Joint Proposed Briefing Schedule was filed by the parties on July 17, 2025. NCABC filed a reply to GSL’s Objection to NCABC’s Motion to Intervene on July 25, 2025. On August 5, 2025, the Court issued an order granting NCABC’s Motion to Intervene. GSL timely moved for reconsideration of that order, which was denied on September 2, 2025. GSL then filed a Motion for an Interlocutory Appeal on September 12, 2025, to challenge NCABC’s standing to intervene. NCABC objected to the Motion for an Interlocutory Appeal on September 22, 2025. On September 15, 2025, GSL and NHDES filed cross-motions for summary judgment. NCABC joined in NHDES’s motion. GSL’s and NHDES’s objections to the cross-motions for summary judgment were submitted October 15, 2025. The Court held a hearing on the cross-motions for summary judgment on May 26, 2026. On July 23, 2026, the Court issued an order granting NHDES’s Motion for Summary Judgment, which was joined by NCABC, and denying GSL’s Motion for Summary Judgment. In response, GSL filed a Motion to Reconsider on August 6, 2026, to which NHDES submitted an Objection on August 17, 2026. The Court denied GSL’s Motion to Reconsider by Order dated August 31, 2026.
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
The Council held a prehearing conference on the GSL Appeal on April 15, 2026, at which time NCABC’s Motion to Intervene was argued, and a deadline was set for NHDES to file additional motions concerning the GSL Appeal. The Council issued an Order on May 4, 2026, denying NCABC’s Motion to Intervene in the GSL Appeal, and granting NCABC permission to join the GSL Appeal, amicus curiae. On May 8, 2026, NHDES filed a Motion to Dismiss several of GSL’s claims on appeal. On June 1, 2026, GSL filed an Objection to NHDES’s Motion to Dismiss, and NCABC filed a Motion for Rehearing and Clarification of the Council’s Order on NCABC’s Motion to Intervene. On June 10, 2026, the Council issued an Order denying NCABC’s Motion for Rehearing and withdrawing NCABC’s amicus curiae status, holding that NCABC’s status would be a limited intervenor in the GSL Appeal, a holding which NCABC has appealed to the New Hampshire Supreme Court. On September 24, 2026, the Council issued an Order on NHDES’s Motion to Dismiss, granting dismissal of six out of twelve of GSL’s claims on appeal. The matter remains pending before the Council.
On July 10, 2026, HB 707 was signed into law in New Hampshire which took effect in September 2026. The law establishes a new Solid Waste Facility Site Evaluation Committee (“Site Evaluation Committee”) and creates a state-level process for reviewing, evaluating, and approving future landfill siting proposals within the state. Under this framework, proposed new landfill sites, such as GSL, will be subject to Site Evaluation Committee review and approval.
In the three and nine months ended September 30, 2026, we wrote off $13,593 of previously deferred project development costs related to the GSL greenfield landfill project that were included in other non-current assets, as we believe the denial of GSL’s Motion to Reconsider, the changes in legislation and the unsupportive political environment will prevent us from recovering these costs through future operations. See Note 11, Other Items and Charges for disclosure over the charge related to the write-off.

Juniper Ridge Landfill Public Benefit Determination Remand on Appeal
On January 7, 2026, the Penobscot Superior Court (“Superior Court”) issued a decision in the matter of Penobscot Nation & Conservation Law Foundation (“Petitioners”) v. Maine Department of Environmental Protection (“Department”), with Casella subsidiary, NEWSME Landfill Operations, LLC (“NEWSME”) as Party‑in‑Interest, addressing the Petitioners’ challenge to the Department’s public benefit determination for the proposed expansion of the Subtitle D landfill located in West Old Town, Maine (“Juniper Ridge Landfill”) that we operate. The Superior Court granted Petitioners’ motion for judicial notice and found that the Department failed to make necessary factual findings regarding both the need for on‑site sludge‑drying and the cumulative environmental burdens borne by the Penobscot Nation. The Superior Court remanded the matter for the Department to make additional findings on these issues. The Department made additional findings in a revised public benefit determination submitted by the Department to the Superior Court on March 23, 2026. On April 11, 2026, Petitioners filed a supplemental brief objecting to the revised public benefit determination. On June 10, 2026, NEWSME and the Department submitted separate filings requesting that the Superior Court affirm the revised public benefit determination issued by the Department. On June 24, 2026, Petitioners filed a reply brief responding to the briefing of NEWSME and the Department. The Superior Court heard oral argument on the revised public benefit determination on July 23, 2026. The Petitioners have filed multiple motions seeking judicial notice of information outside the administrative record, including a May 11, 2026 motion concerning a perfluorooctanesulfonic acid (commonly referred to as “PFOS”) fish consumption advisory, and a September 11, 2026 motion regarding NEWSME's plans for location of a per- and polyfluoroalkyl substances (commonly referred to as “PFAS”) treatment system. The Department and NEWSME have opposed those motions, arguing that the Superior Court's review on appeal is limited to the administrative record, to which the Petitioners submitted a Reply on October 9, 2026. The matter remains pending before the Superior Court.
Juniper Ridge Landfill Expansion License Application
On July 27, 2026, the Presiding Officer overseeing the Maine Department of Environmental Protection licensing proceeding for the proposed Juniper Ridge Landfill expansion issued a Second Procedural Order denying NEWSME’s request to be recognized as a co-applicant, determining that the State of Maine Bureau of General Services (“Bureau”) remains the sole applicant and licensee and that NEWSME shall participate as the State's agent. The Order also granted intervenor status to various parties. A pre-hearing conference was held on August 14, 2026, following which a scheduling order for the proceeding established licensing hearing dates of December 7 to 9, 2026. On August 20, 2026, the Penobscot Nation and other intervenors requested that procedural deadlines be amended to extend the hearing dates out to April 2027, and that the Bureau and NEWSME be required to submit additional information to supplement the licensing application. NEWSME and the Bureau submitted an Opposition on August 28, 2026, to which the Penobscot Nation and other intervenors submitted a Reply on September 3, 2026. The matter remains pending before the Maine Department of Environmental Protection.
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
We inflate the estimated costs in current dollars to the expected time of payment and discount the total cost to present value using a risk-free interest rate when the amount and timing of cash payments for the liability are fixed or reliably determinable. The weighted-average risk-free interest rate associated with our environmental remediation liabilities as of September 30, 2026 was approximately 1.8%.
A summary of the changes to the aggregate environmental remediation liabilities for the nine months ended September 30, 2026 and 2025 follows:

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$4,988	$5,532
Accretion expense	64	68
Obligations settled (1)	(408)	(550)
Ending balance	4,644	5,050
Less: current portion	1,178	1,328
Long-term portion	$3,466	$3,722
(1)May include amounts that are being processed through accounts payable as a part of our disbursement cycle.
9.    STOCKHOLDERS' EQUITY
Stock Based Compensation
Shares Available For Issuance
In fiscal year 2024, our stockholders approved the amendment and restatement of our 2016 Incentive Plan (“Amended 2016 Plan”). Under the Amended 2016 Plan, we may grant awards up to an aggregate amount of shares equal to the sum of: (A) 4,000 shares of Class A common stock (subject to adjustment in the event of stock splits and other similar events) which is comprised of: (i) 1,750 shares of Class A common stock reserved for the issuance in connection with the Amended 2016 Plan, plus (ii) 2,250 shares of Class A common stock originally reserved for issuance under the 2016 Incentive Plan; plus (B) such additional number of shares of Class A common stock (up to approximately 2,723 shares) as is equal to the sum of the number of shares of Class A common stock that remained available for grant under the 2006 Stock Incentive Plan (“2006 Plan”) immediately prior to the expiration of the 2006 Plan and the number of shares of Class A common stock subject to awards granted under the 2006 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by us. As of September 30, 2026, there were 1,823 Class A common stock equivalents available for future grant under the Amended 2016 Plan.
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
A summary of stock option activity follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	101	$80.85
Granted	25	$92.52
Exercised	—	$—
Forfeited	—	$—
Outstanding, September 30, 2026	126	$83.17	6.8	$108
Exercisable, September 30, 2026	75	$80.69	5.8	$102
Stock-based compensation expense related to stock options was $173 and $441 during the three and nine months ended September 30, 2026, respectively, as compared to $136 and $404 during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we had $1,342 of unrecognized stock-based compensation expense related to outstanding stock options to be recognized over a weighted average period of 2.2 years.

During the three and nine months ended September 30, 2026, the aggregate intrinsic value of stock options exercised was zero dollars.
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
Typically, restricted stock awards granted to non-employee directors vest incrementally over a three-year period beginning on the first anniversary of the date of grant. Restricted stock units granted to non-employee directors vest in full on the first anniversary of the grant date. Restricted stock units granted to employees vest incrementally over an identified service period, typically three-years, beginning on the grant date based on continued employment. Performance stock units granted to employees, including market-based performance stock units, vest at a future date following the grant date and are based on the attainment of performance targets and market achievements, as applicable.
A summary of restricted stock award, restricted stock unit and performance stock unit activity follows:

	Restricted Stock Awards, Restricted Stock Units, and Performance Stock Units (1)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2025	207	$104.73
Granted	156	$94.04
Class A Common Stock Vested	(55)	$95.61
Forfeited	(19)	$104.51
Outstanding, September 30, 2026	289	$100.73	1.8	$23,250
Unvested, September 30, 2026	525	$103.21	1.7	$42,160
(1)Performance stock unit grants, including market-based performance stock units, are included at the 100% attainment level. Attainment of the maximum performance targets and market achievements would result in the issuance of an additional 236 shares of Class A common stock currently included in unvested.
Stock-based compensation expense related to restricted stock awards, restricted stock units and performance stock units was $2,213 and $8,304 during the three and nine months ended September 30, 2026, respectively, as compared to $3,539 and $10,676 during the three and nine months ended September 30, 2025, respectively.
During the three and nine months ended September 30, 2026, the total fair value of other stock awards vested was $437 and $4,938, respectively.
As of September 30, 2026, total unrecognized stock-based compensation expense related to outstanding restricted stock units was $8,376, which is to be recognized over a weighted average period of 1.9 years. As of September 30, 2026, total expected unrecognized stock-based compensation expense related to outstanding performance stock units was $10,482, which is to be recognized over a weighted average period of 1.8 years.
The weighted average fair value of market-based performance stock units granted during the nine months ended September 30, 2026 was $98.60 per award, which was calculated using a Monte Carlo pricing model assuming a risk-free interest rate of 3.72% and an expected volatility of 25.6% assuming no expected dividend yield. Risk-free interest rate is based on the U.S. Treasury yield curve for the expected service period of the award. Expected volatility is calculated using the daily volatility of our Class A common stock over the expected service period of the award.
The Monte Carlo pricing model requires extensive use of accounting judgment and financial estimation. Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation and consequently, the related amounts recognized in the unaudited consolidated statements of operations.
We also recorded $235 and $758 of stock-based compensation expense related to the Second Amended and Restated 1997 Employee Stock Purchase Plan during the three and nine months ended September 30, 2026, respectively, as compared to $196 and $568 during the three and nine months ended September 30, 2025, respectively.

Accumulated Other Comprehensive Income (Loss), Net of Tax
A summary of the changes in the balances of each component of accumulated other comprehensive income (loss), net of tax follows:

Interest Rate Swaps
Balance, December 31, 2025	$(3,955)
Other comprehensive income before reclassifications	11,608
Interest rate swap amounts reclassified into interest expense	(276)
Income tax provision related to items of other comprehensive income	(3,347)
Other comprehensive income, net of tax	7,985
Balance, September 30, 2026	$4,030

A summary of reclassifications out of accumulated other comprehensive income (loss), net of tax into earnings follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Details About Accumulated Other Comprehensive Income (Loss), Net of Tax Components	Amounts Reclassified Out of Accumulated Other Comprehensive Income (Loss), Net of Tax				Affected Line Item in the Consolidated Statements of Operations
Interest rate swaps	$(69)	$(1,005)	$(276)	$(3,001)	Interest expense
	69	1,005	276	3,001	Income (loss) before income taxes
	20	271	81	857	Provision for income taxes
	$49	$734	$195	$2,144	Net (loss) income

10.    (LOSS) EARNINGS PER SHARE
Basic (loss) earnings per share attributable to common stockholders is computed by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted (loss) earnings per share attributable to common stockholders is calculated based on the combined weighted average number of common shares and potentially dilutive shares, which include the assumed exercise of employee stock options, unvested restricted stock awards, unvested restricted stock units and unvested performance stock units, including market-based performance units based on the expected achievement of performance targets. In computing diluted (loss) earnings per share attributable to common stockholders, we utilize the treasury stock method.
A summary of the numerator and denominators used in the computation of (loss) earnings per common share attributable to common stockholders follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(7,021)	$9,984	$(8,790)	$10,382
Denominators:
Number of shares outstanding, end of period:
Class A common stock	62,656	62,505	62,656	62,505
Class B common stock	988	988	988	988
Effect of weighted average shares outstanding	(2)	(1)	(44)	(43)
Basic weighted average common shares outstanding	63,642	63,492	63,600	63,450
Impact of potentially dilutive securities:
Dilutive effect of stock options and other stock awards	—	99	—	100
Diluted weighted average common shares outstanding	63,642	63,591	63,600	63,550
Anti-dilutive potentially issuable shares	451	—	451	—
11.    OTHER ITEMS AND CHARGES
Expense from Acquisition Activities
In the three and nine months ended September 30, 2026, we recorded charges of $6,318 and $18,909, respectively, and in the three and nine months ended September 30, 2025, we recorded charges of $4,618 and $16,610, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Landfill Development Impairment Charge
In the three and nine months ended September 30, 2026, we recorded a charge of $13,593 for the complete write-off of deferred costs associated with the GSL greenfield landfill project no longer deemed viable. See Note 8, Commitments and Contingencies for further disclosure regarding the GSL greenfield landfill project.
Organics Facility Closure Charge
In the three months ended December 31, 2025, we initiated the plan to cease operations of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products. In the three and nine months ended September 30, 2026, we recorded $703 and $2,719, respectively, of other costs as incurred associated with winding down the facility, and expect to incur additional costs related to ceasing operations at the facility.
Organizational Transformation Costs
In the three and nine months ended September 30, 2026, we recorded organizational transformation costs of $1,407, comprised of certain costs related to employee severance and other employee compensation associated with initiatives to optimize our organizational structure and business operations. We expect to incur additional expenses related to these initiatives, potentially including third-party consulting, employee related compensation, information technology, legal and other costs.

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
Recurring Fair Value Measurements
Summaries of our financial assets and liabilities that are measured at fair value on a recurring basis follow:

	Fair Value Measurement at September 30, 2026 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$2,990	$—	$—
Interest rate swaps	—	6,801	—
	$2,990	$6,801	$—
Liabilities:
Interest rate swaps	$—	$974	$—

	Fair Value Measurement at December 31, 2025 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted investment securities - landfill closure	$3,179	$—	$—
Interest rate swaps	—	2,916	—
	$3,179	$2,916	$—
Liabilities:
Interest rate swaps	$—	$8,421	$—

Fair Value of Debt
As of September 30, 2026, the carrying value of our Term Loan Facility was $800,000 and the carrying value of our Revolving Credit Facility was $215,400. Their fair values are based on current borrowing rates for similar types of borrowing arrangements, or Level 2 inputs, and approximate their carrying values.
As of September 30, 2026, the fair value of the Industrial Revenue Bonds was approximately $270,247 and the carrying value was $273,500. The fair value of the Industrial Revenue Bonds is considered to be Level 2 within the fair value hierarchy as the fair value is determined using market approach pricing provided by a third-party that utilizes pricing models and pricing systems, mathematical tools and judgment to determine the evaluated price for the security based on the market information of each of the bonds or securities with similar characteristics.
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
For comparative purposes, summarized financial information by segment reported in the three and nine months ended September 30, 2025 has been updated in the tables below as we have voluntarily corrected certain amounts related to an immaterial error in the prior year’s segment footnote disclosure by reclassifying certain intercompany amounts from contra-revenue recorded in our Eastern and Western regions to costs of operations for those same regions, with no impact on any measure of segment operating income (loss) or our consolidated balance sheet, earnings, or cash flows.
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
Summarized financial information concerning our reportable segments for the three and nine months ended September 30, 2026 and 2025 follows:

Three Months Ended September 30, 2026

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$157,850	$189,603	$107,886	$455,339	$103,892	$—	$—	$559,231
Intercompany revenues	39,694	70,779	10,449	120,922	6,035	—	(126,957)	—
Gross revenues	197,544	260,382	118,335	576,261	109,927	—	(126,957)	559,231
Cost of operations	140,967	175,762	90,831	407,560	93,464	510	(126,957)	374,577
General and administration	8,558	8,725	5,766	23,049	5,006	30,863	—	58,918
Depreciation and amortization	25,773	34,844	18,741	79,358	6,231	2,477	—	88,066
Expense from acquisition activities	561	983	1,911	3,455	316	2,547	—	6,318
Landfill development impairment charge	13,593	—	—	13,593	—	—	—	13,593
Organics facility closure charge	—	—	—	—	703	—	—	703
Organizational transformation costs	—	416	719	1,135	35	237	—	1,407
Operating income (loss)	$8,092	$39,652	$367	$48,111	$4,172	$(36,634)	$—	15,649
Interest expense, net								18,165
Other income								(4,002)
Income before income taxes								$1,486
Interest expense, net	$484	$151	$512	$1,147	$20	$16,998	$—	$18,165
Capital expenditures	$28,815	$22,613	$18,078	$69,506	$5,182	$3,499	$—	$78,187
Total assets	$861,408	$1,116,653	$1,191,302	$3,169,363	$314,027	$92,086	$—	$3,575,476
Three Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$125,975	$175,124	$91,071	$392,170	$93,181	$—	$—	$485,351
Intercompany revenues	33,909	64,964	5,308	104,181	5,397	—	(109,578)	—
Gross revenues	159,884	240,088	96,379	496,351	98,578	—	(109,578)	485,351
Cost of operations	112,211	161,447	71,918	345,576	78,636	628	(109,578)	315,262
General and administration	6,410	8,625	5,189	20,224	5,885	31,164	—	57,273
Depreciation and amortization	18,273	34,269	19,371	71,913	5,333	1,583	—	78,829
Expense (income) from acquisition activities	119	668	3,166	3,953	(1,319)	1,984	—	4,618
Operating income (loss)	$22,871	$35,079	$(3,265)	$54,685	$10,043	$(35,359)	$—	29,369
Interest expense, net								13,915
Other income								(436)
Income before income taxes								$15,890
Interest expense, net	$372	$246	$53	$671	$23	$13,221	$—	$13,915
Capital expenditures	$19,118	$21,661	$18,814	$59,593	$3,470	$2,862	$—	$65,925
Total assets	$561,914	$1,137,202	$1,036,934	$2,736,050	$285,918	$263,324	$—	$3,285,292

Nine Months Ended September 30, 2026

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$423,357	$537,789	$304,910	$1,266,056	$294,251	$—	$—	$1,560,307
Intercompany revenues	104,601	200,682	24,310	329,593	17,738	—	(347,331)	—
Gross revenues	527,958	738,471	329,220	1,595,649	311,989	—	(347,331)	1,560,307
Cost of operations	379,312	501,828	252,050	1,133,190	260,572	2,020	(347,331)	1,048,451
General and administration	23,607	24,927	17,384	65,918	16,797	97,499	—	180,214
Depreciation and amortization	67,807	101,549	61,207	230,563	17,543	6,440	—	254,546
Expense from acquisition activities	1,485	1,318	5,217	8,020	804	10,085	—	18,909
Landfill development impairment charge	13,593	—	—	13,593	—	—	—	13,593
Organics facility closure charge	—	—	—	—	2,719	—	—	2,719
Organizational transformation costs	—	416	719	1,135	35	237	—	1,407
Operating income (loss)	$42,154	$108,433	$(7,357)	$143,230	$13,519	$(116,281)	$—	40,468
Interest expense, net								49,579
Other income								(5,137)
Loss before income taxes								$(3,974)
Interest expense, net	$1,219	$628	$1,364	$3,211	$63	$46,305	$—	$49,579
Capital expenditures	$53,670	$69,204	$54,520	$177,394	$11,345	$11,736	$—	$200,475
Total assets	$861,408	$1,116,653	$1,191,302	$3,169,363	$314,027	$92,086	$—	$3,575,476

Nine Months Ended September 30, 2025

	Eastern	Western	Mid-Atlantic	Solid Waste Subtotal	Resource Solutions	Corporate Entities	Eliminations	Consolidated
Third-party revenues	$351,639	$497,575	$251,484	$1,100,698	$267,088	$—	$—	$1,367,786
Intercompany revenues	92,602	179,737	10,566	282,905	13,003	—	(295,908)	—
Gross revenues	444,241	677,312	262,050	1,383,603	280,091	—	(295,908)	1,367,786
Cost of operations	317,629	458,942	196,636	973,207	224,956	1,528	(295,908)	903,783
General and administration	18,180	26,802	14,917	59,899	16,002	92,381	—	168,282
Depreciation and amortization	52,198	97,389	57,066	206,653	15,825	4,848	—	227,326
Expense (income) from acquisition activities	679	2,121	8,442	11,242	(295)	5,663	—	16,610
Operating income (loss)	$55,555	$92,058	$(15,011)	$132,602	$23,603	$(104,420)	$—	51,785
Interest expense, net								38,513
Other income								(1,370)
Income before income taxes								$14,642
Interest expense, net	$904	$687	$153	$1,744	$76	$36,693	$—	$38,513
Capital expenditures	$46,041	$61,106	$62,098	$169,245	$9,889	$8,669	$—	$187,803
Total assets	$561,914	$1,137,202	$1,036,934	$2,736,050	$285,918	$263,324	$—	$3,285,292

A summary of our revenues attributable to services provided follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collection	$361,660	$314,048	$1,026,342	$888,415
Disposal (1)	83,055	67,446	209,715	181,364
Transportation (1)	5,855	5,999	16,437	17,358
Landfill gas-to-energy	1,739	1,538	6,101	5,859
Processing	3,030	3,139	7,461	7,702
Solid waste	455,339	392,170	1,266,056	1,100,698
Processing (2)	51,351	48,185	147,556	142,856
National Accounts (2)	52,541	44,996	146,695	124,232
Resource Solutions	103,892	93,181	294,251	267,088
Total revenues	$559,231	$485,351	$1,560,307	$1,367,786
(1)In the nine months ended September 30, 2026, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Amounts disclosed for the three and nine months ended September 30, 2025 have been updated to conform to the current period presentation.
(2)In the nine months ended September 30, 2026, we realigned a business unit related to organic materials brokerage operations within our Resource Solutions operating segment from the National Accounts service line to the processing service line. Amounts disclosed for the three and nine months ended September 30, 2025 have been updated to conform to the current period presentation.

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
There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those detailed in Item 1A. “Risk Factors” in our 2025 Form 10-K and those included under Part II, Item 1A of this Quarterly Report on From 10-Q.

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
As of October 15, 2026, we owned and/or operated 89 solid waste collection operations, 76 transfer stations, 35 recycling facilities, eight Subtitle D landfills, two landfill gas-to-energy facilities and one landfill permitted to accept construction and demolition (“C&D”) materials. We also housed two landfill gas-to-energy and five renewable natural gas (“RNG”) facilities, which are owned and operated by third parties, at landfills we owned and/or operated.
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

The table below shows revenues attributable to services provided (dollars in millions and as a percentage of total revenues) for the following periods:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2026		2025			2026		2025
Collection	$361.7	64.7%	$314.0	64.7%	$47.7	$1,026.3	65.8%	$888.4	65.0%	$137.9
Disposal (1)	83.1	14.9%	67.5	13.9%	15.6	209.7	13.4%	181.4	13.3%	28.3
Transportation (1)	5.9	1.1%	6.0	1.2%	(0.1)	16.4	1.1%	17.3	1.2%	(0.9)
Landfill gas-to-energy	1.7	0.3%	1.5	0.3%	0.2	6.1	0.4%	5.9	0.4%	0.2
Processing	2.9	0.4%	3.2	0.7%	(0.3)	7.6	0.4%	7.7	0.6%	(0.1)
Solid waste operations	455.3	81.4%	392.2	80.8%	63.1	1,266.1	81.1%	1,100.7	80.5%	165.4
Processing (2)	51.4	9.2%	48.2	9.9%	3.2	147.5	9.5%	142.9	10.4%	4.6
National Accounts (2)	52.5	9.4%	45.0	9.3%	7.5	146.7	9.4%	124.2	9.1%	22.5
Resource Solutions operations	103.9	18.6%	93.2	19.2%	10.7	294.2	18.9%	267.1	19.5%	27.1
Total revenues	$559.2	100.0%	$485.4	100.0%	$73.8	$1,560.3	100.0%	$1,367.8	100.0%	$192.5
(1)In the nine months ended September 30, 2026, we revised the presentation of our service lines to remove the transportation service line from the disposal caption and present it separately. Disposal now consists of the landfill and transfer station service lines. Amounts disclosed for the three and nine months ended September 30, 2025 have been updated to conform to the current period presentation.
(2)In the nine months ended September 30, 2026, we realigned a business unit related to organic materials brokerage operations within our Resource Solutions operating segment from the National Accounts service line to the processing service line. Amounts disclosed for the three and nine months ended September 30, 2025 have been updated to conform to the current period presentation.
Solid waste revenues
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025		Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$21.6	5.5%	$59.1	5.4%
Volume	(4.1)	(1.0)%	(14.8)	(1.3)%
Intercompany transfers to National Accounts	(2.1)	(0.5)%	(5.1)	(0.5)%
Surcharges and other fees	9.6	2.4%	23.2	2.1%
Commodity price and volume	0.3	0.1%	0.2	—%
Acquisitions	37.8	9.6%	102.8	9.3%
Solid waste revenues	$63.1	16.1%	$165.4	15.0%

The most significant items impacting the changes in our solid waste revenues during the three and nine months ended September 30, 2026 as compared to the prior year periods are summarized below:
•Price increased solid waste revenues both quarterly and year-to-date, including higher collection pricing of $18.4 million quarterly, or 5.9% as a percentage of collection revenues, and $50.4 million year-to-date, or 5.7% as a percentage of collection revenues, and higher disposal pricing of $3.3 million quarterly, or 4.8% as a percentage of disposal revenues, and $8.6 million year-to-date, or 4.8% as a percentage of disposal revenues.
•Volume decreased solid waste revenues both quarterly and year-to-date, driven by lower collection volumes of $(6.5) million quarterly, or (2.1)% as a percentage of collection revenues, and $(16.5) million year-to-date, or (1.9)% as a percentage of collection revenues, and lower other volumes of $(0.6) million quarterly, or (6.0)% as a percentage of other revenues, and $(1.9) million year-to-date, or (6.3)% as a percentage of other revenues, primarily related to transportation volumes; partially offset by higher disposal volumes of $3.1 million quarterly, or 4.6% as a percentage of disposal revenues, and $3.7 million year-to-date, or 2.0% as a percentage of disposal revenues, driven by higher landfill volumes, partially offset by lower transfer station volumes.
•Surcharges and other fees increased solid waste revenues both quarterly and year-to-date primarily due to our energy and environmental fee (“E&E Fee(s)”) and sustainability recycling adjustment fee (“SRA Fee(s)”) revenues, related to higher participation levels in our fee programs, higher E&E Fee revenues associated with our fuel cost recovery program due to higher diesel fuel prices and higher SRA Fee revenues due to lower recycled commodity prices year-to-date.
•Acquisitions increased solid waste revenues both quarterly and year-to-date due to the partial year impact of our acquisition of six businesses in the nine months ended September 30, 2026, and the rollover impact of acquisitions completed in fiscal year 2025, due to the timing of when the acquisitions were completed.
Resource Solutions revenues
See “Segment Reporting” below for discussion over the period-to-period changes in Resource Solutions revenues.
Operating Expenses
A summary of cost of operations, general and administration expense, and depreciation and amortization expense is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2026		2025			2026		2025
Cost of operations	$374.6	67.0%	$315.3	65.0%	$59.3	$1,048.5	67.2%	$903.8	66.1%	$144.7
General and administration	$58.9	10.5%	$57.3	11.8%	$1.6	$180.2	11.5%	$168.3	12.3%	$11.9
Depreciation and amortization	$88.1	15.7%	$78.8	16.2%	$9.3	$254.5	16.3%	$227.3	16.6%	$27.2
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
A summary of the major components of our cost of operations is as follows (dollars in millions and as a percentage of total revenues):

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2026		2025			2026		2025
Direct costs	$135.2	24.2%	$113.0	23.3%	$22.2	$365.0	23.4%	$314.6	23.0%	$50.4
Direct labor costs	87.1	15.6%	76.9	15.8%	10.2	252.1	16.2%	218.5	16.0%	33.6
Direct operational costs	35.4	6.3%	29.9	6.2%	5.5	100.6	6.4%	92.0	6.7%	8.6
Fuel costs	27.3	4.9%	17.2	3.6%	10.1	71.9	4.6%	48.3	3.5%	23.6
Maintenance and repair costs	48.4	8.6%	42.4	8.7%	6.0	136.5	8.8%	123.5	9.1%	13.0
Other operational costs	41.2	7.4%	35.9	7.4%	5.3	122.4	7.8%	106.9	7.8%	15.5
Total cost of operations	$374.6	67.0%	$315.3	65.0%	$59.3	$1,048.5	67.2%	$903.8	66.1%	$144.7
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
The most significant items impacting the changes in our cost of operations during the three and nine months ended September 30, 2026, as compared to the prior year periods, are summarized below:
•Direct costs increased primarily due to acquisitions and higher third-party disposal rates.

•Direct labor costs increased in aggregate dollars while being mostly flat as a percentage of revenues primarily due to acquisitions and higher wage and benefit rates.
•Direct operational costs increased in aggregate dollars while being mostly flat as a percentage of revenues primarily due to (i) acquisitions, (ii) higher expenses related to insurance claims, (iii) higher landfill operating lease amortization related to changes in remaining airspace capacity estimates combined with higher landfill tonnages in our Western region year-to-date, (iv) higher accretion expense associated with changes in the timing and cost estimates of our capping, closure and post-closure obligations, (v) higher leachate disposal costs, primarily in our Western region and (vi) general cost inflation; partially offset by (a) lower short term rental expenses, (b) the ceasing of operations in the three months ended December 31, 2025 of an organic residuals composting facility in Maine resulting in lower direct operational costs and (c) the prior year-to-date period including legal penalties associated with leachate management at a landfill we own in our Eastern region. See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the legal penalties and the organics facility ceasing operations, respectively.
•Fuel costs increased due to acquisitions and higher average diesel fuel prices. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of this Quarterly Report on Form 10-Q for additional information regarding our fuel costs.
•Maintenance and repair costs increased in aggregate dollars and decreased as a percentage of revenues due to acquisitions and general cost inflation driving higher personnel, parts and third party repair and labor related costs; partially offset by lower expenses for short term rentals.
•Other operational costs increased in aggregate dollars while being flat as a percentage of revenues due to (i) acquisitions, (ii) higher spending associated with supporting business growth, including personnel and facility related costs, and (iii) general cost inflation; partially offset by lower short term rental costs.
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
A summary of the major components of our general and administration expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2026		2025			2026		2025
Labor costs	$34.8	6.2%	$38.5	7.9%	$(3.7)	$115.5	7.4%	$113.0	8.3%	$2.5
Professional service fees	4.4	0.8%	3.0	0.6%	1.4	10.3	0.7%	9.8	0.7%	0.5
Provision for expected credit losses	1.6	0.3%	0.1	—%	1.5	3.6	0.2%	0.4	—%	3.2
Other	18.1	3.2%	15.7	3.3%	2.4	50.8	3.2%	45.1	3.3%	5.7
Total general and administration expense	$58.9	10.5%	$57.3	11.8%	$1.6	$180.2	11.5%	$168.3	12.3%	$11.9
These cost categories may change from time to time and may not be comparable to similarly titled categories presented by other companies.
General and administration expense in the three and nine months ended September 30, 2026 increased in aggregate dollars while decreasing as a percentage of revenues, as compared to the prior year periods, primarily due to the impact from (i) increased labor and other costs to support our growth and acquisition strategy, (ii) escalation of salary, wage, and benefit costs, (iii) a higher provision for expected credit losses attributable to revenue growth, combined with a lower provision for expected credit losses in the prior year periods due to favorable shifts in receivables aging and (iv) higher expense for consulting services; partially offset by lower accruals related to incentive compensation and lower expenses related to third-party professional services for legal and accounting services.

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
A summary of the components of depreciation and amortization expense (dollars in millions and as a percentage of total revenues) is as follows:

	Three Months Ended September 30,				$ Change	Nine Months Ended September 30,				$ Change
	2026		2025			2026		2025
Depreciation expense	$47.7	8.5%	$42.7	8.8%	$5.0	$142.3	9.1%	$124.6	9.1%	$17.7
Landfill amortization expense	19.1	3.4%	17.2	3.5%	1.9	50.6	3.2%	45.1	3.3%	5.5
Amortization of intangibles	21.3	3.8%	18.9	3.9%	2.4	61.6	4.0%	57.6	4.2%	4.0
Total depreciation and amortization expense	$88.1	15.7%	$78.8	16.2%	$9.3	$254.5	16.3%	$227.3	16.6%	$27.2
Depreciation and amortization expense in the three and nine months ended September 30, 2026 increased in aggregate dollars while decreasing as a percentage of revenues, as compared to the prior year periods, primarily due to (i) acquisitions, (ii) investment in property and equipment in our existing operations, and (iii) higher landfill amortization expense related to changes in cost and other assumptions and higher landfill volumes in our Eastern and Western regions, partially offset by lower landfill volumes in our Mid-Atlantic region.
Expense from Acquisition Activities
In the three and nine months ended September 30, 2026, we recorded charges of $6.3 million and $18.9 million, respectively, and in the three and nine months ended September 30, 2025, we recorded charges of $4.6 million and $16.6 million, respectively, comprised primarily of legal, consulting, rebranding, information technology and other costs associated with the due diligence, acquisition and integration of acquired businesses.
Landfill Development Impairment Charge
In the three and nine months ended September 30, 2026, we recorded a charge of $13.6 million for the complete write-off of deferred costs associated with the Granite State Landfill, LLC (“GSL”) greenfield landfill project no longer deemed viable. See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the GSL greenfield landfill project.
Organics Facility Closure Charge
In the three months ended December 31, 2025, we initiated the plan to cease operations of an organic residuals composting facility that we own in Maine related to a change in state law prohibiting land application of biosolids based recycled products. In the three and nine months ended September 30, 2026, we recorded $0.7 million and $2.7 million, respectively, of other costs as incurred associated with winding down the facility, and expect to incur additional costs related to ceasing operations at the facility.
Organizational Transformation Costs
In the three and nine months ended September 30, 2026, we recorded organizational transformation costs of $1.4 million, comprised of certain costs related to employee severance and other employee compensation associated with initiatives to optimize our organizational structure and business operations. We expect to incur additional expenses related to these initiatives, potentially including third-party consulting, employee related compensation, information technology, legal and other costs.

Other Expenses (Income)
Interest Expense, net
Our interest expense, net increased $4.3 million and $11.1 million in the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily from (i) lower interest income related to lower average cash balances and (ii) increased interest expense due to borrowings made under our revolving credit facility (“Revolving Credit Facility”) in the nine months ended September 30, 2026.
Other Income
Our other income increased $3.6 million and $3.8 million in the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods, primarily from the receipt of proceeds associated with the monetization of federal investment tax credits by a third-party that owns and operates a renewable natural gas facility at one of our landfills.
Provision for Income Taxes
Our provision for income taxes increased $2.6 million and $0.5 million in the three and nine months ended September 30, 2026, respectively, from the prior year periods. The provision for income taxes was $4.8 million for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, the provision for income taxes was $4.3 million. The (121.2)% effective rate for the nine months ended September 30, 2026, was computed based on the statutory rate of 21% adjusted primarily for state taxes, non-deductible officer compensation, and an increase in the effective state rate due to tax attributes in certain states requiring a valuation allowance; partially offset by tax deductible equity compensation in excess of book expense and the tax benefit from the complete write-off of deferred costs associated with the GSL greenfield landfill project no longer deemed viable. The September 30, 2026, effective rate was lower than the 29.1% effective rate for the nine months ended September 30, 2025, primarily due to differences in the valuation allowance of attributes, state income taxes and the tax benefit from the complete write-off of deferred costs associated with the GSL greenfield landfill project no longer deemed viable, which was treated as a discrete item for the three months ended September 30, 2026.
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
Revenues
A summary of revenues by reportable operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2026	2025		2026	2025
Eastern	$157.8	$126.0	$31.8	$423.4	$351.6	$71.8
Western	189.6	175.1	14.5	537.8	497.6	40.2
Mid-Atlantic	107.9	91.1	16.8	304.9	251.5	53.4
Resource Solutions	103.9	93.2	10.7	294.2	267.1	27.1
Total revenues	$559.2	$485.4	$73.8	$1,560.3	$1,367.8	$192.5
Operating Income (Loss)
A summary of operating income (loss) by operating segment (in millions) follows:

	Three Months Ended September 30,		$ Change	Nine Months Ended September 30,		$ Change
	2026	2025		2026	2025
Eastern	$8.1	$22.9	$(14.8)	$42.2	$55.6	$(13.4)
Western	39.7	35.1	4.6	108.4	92.1	16.3
Mid-Atlantic	0.4	(3.3)	3.7	(7.4)	(15.0)	7.6
Resource Solutions	4.2	10.0	(5.8)	13.5	23.6	(10.1)
Corporate Entities	(36.8)	(35.3)	(1.5)	(116.2)	(104.5)	(11.7)
Operating income	$15.6	$29.4	$(13.8)	$40.5	$51.8	$(11.3)
Eastern Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of Eastern region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025		Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$5.9	4.7%	$17.9	5.1%
Volume	(0.2)	(0.1)%	(2.1)	(0.6)%
Surcharges and other fees	4.2	3.2%	9.8	2.9%
Commodity price and volume	—	—%	0.5	0.1%
Intercompany transfers to National Accounts	(0.2)	(0.1)%	(0.2)	(0.1)%
Acquisitions	22.1	17.6%	45.9	13.0%
Solid waste revenues	$31.8	25.3%	$71.8	20.4%

Solid waste revenues increased in the three and nine months ended September 30, 2026 as compared to the prior year periods, primarily due to (i) the contribution from acquisitions, (ii) higher collection pricing of $4.6 million quarterly, or 4.9% as a percentage of collection revenues, and $14.5 million year-to-date, or 5.5% as a percentage of collection revenues, (iii) higher surcharges and other fees, due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices and higher participation levels in our fee programs, and higher year-to-date but lower quarterly SRA Fee revenues due to changes in recycled commodity prices as compared to the prior year periods, (iv) higher disposal pricing of $1.3 million quarterly, or 4.5% as a percentage of disposal revenues, and $3.4 million year-to-date, or 4.5% as a percentage of disposal revenues and (v) higher disposal volumes of $0.8 million quarterly, or 2.8% as a percentage of disposal revenues, and $1.0 million year-to-date, or 1.3% as a percentage of disposal revenues, related to higher landfill volumes, partially offset by lower transfer station volumes; partially offset by lower collection volumes of $(0.8) million quarterly, or (0.9)% as a percentage of collection revenues, and $(2.7) million year-to-date, or (1.0)%, as a percentage of collection revenues.
Operating income decreased in the three and nine months ended September 30, 2026 by $(14.8) million and $(13.4) million, respectively, as compared to the prior year periods. The period-over-period decreases were driven by (i) the landfill development impairment charge related to the complete write-off of deferred costs associated with the GSL greenfield landfill project no longer deemed viable, (ii) higher expense from acquisition activities, (iii) higher costs associated with operating and supporting acquired businesses, including disposal, hauling, personnel and facility related expenses as well as higher amortization of acquired intangibles, (iv) increased depreciation expense due to acquisitions and investment in property and equipment, (v) a higher provision for expected credit losses attributable to revenues growth combined with favorable shifts in the receivables aging buckets observed in the prior year periods, (vi) higher expenses related to insurance claims and (vii) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs; partially offset by (a) revenue growth, described above, (b) the prior year-to-date period including legal penalties associated with leachate management at a landfill we own and (c) higher contributions related to intercompany activity, inclusive of subcontracting with our National Accounts business.
See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the GSL greenfield landfill project and the legal penalties associated with leachate management at a landfill we own. See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities.
Western Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of Western region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025		Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$10.1	5.8%	$28.7	5.8%
Volume	(2.7)	(1.5)%	(8.2)	(1.7)%
Surcharges and other fees	5.5	3.1%	13.4	2.7%
Commodity price and volume	0.3	0.1%	(0.3)	(0.1)%
Intercompany transfers to National Accounts	(0.6)	(0.3)%	(0.7)	(0.1)%
Acquisitions	1.9	1.1%	7.3	1.5%
Solid waste revenues	$14.5	8.3%	$40.2	8.1%
Solid waste revenues increased in the three and nine months ended September 30, 2026 as compared to the prior year periods, primarily driven by (i) higher collection pricing of $8.2 million quarterly, or 6.2% as a percentage of collection revenues, and $23.8 million year-to-date, or 6.3% as a percentage of collection revenues, (ii) higher surcharges and other fees primarily due to our E&E Fee and SRA Fee revenues related to higher participation levels in our fee programs, higher E&E Fee revenues associated with our fuel cost recovery program due to higher diesel fuel prices and higher SRA Fee revenues due to lower recycled commodity prices year-to-date, (iii) the contribution from acquisitions, (iv) higher disposal pricing of $1.9 million quarterly, or 5.2% as a percentage of disposal revenues, and $4.9 million year-to-date, or 4.9% as a percentage of disposal revenues and (v) higher disposal volume of $2.4 million quarterly, or 6.7% as a percentage of disposal revenues, and $2.6 million year-to-date, or 2.6% as a percentage of disposal revenues, primarily related to higher landfill volumes, partially offset by lower transfer station volumes; partially offset by (a) lower collection volume of $(4.6) million quarterly, or (3.4)% as a percentage of collection revenues, and $(9.2) million year-to-date, or (2.4)% as a percentage of collection revenues, and (b)

lower other volumes of $(0.5) million quarterly, or (8.2)% as a percentage of other revenues, and $(1.6) million year-to-date, or (8.5)% as a percentage of other revenues, primarily related to transportation volumes.
Operating income increased in the three and nine months ended September 30, 2026 by $4.6 million and $16.3 million, respectively, as compared to the prior year periods. The period-over-period increases were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany activity, inclusive of subcontracting with our National Accounts business, (iii) lower amortization of acquired intangibles, (iv) lower expense from acquisition activities year-to-date and (v) lower expenses for short term rentals; partially offset by (a) increased depreciation expense due to acquisitions and investment in property and equipment, (b) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses, (c) higher landfill operating lease amortization related to changes in remaining airspace capacity estimates combined with higher landfill tonnages, (d) higher accretion expense associated with changes in the timing and cost estimates of our accrued final capping, closure and post-closure obligations, (e) higher expenses related to insurance claims, (f) a higher provision for expected credit losses attributable to revenues growth, (g) higher leachate disposal costs, (h) organizational transformation costs in the three and nine months ended September 30, 2026 consisting of severance and other employee compensation and (i) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs, including repairs performed by third parties.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities and organizational transformation costs.
Mid-Atlantic Region
A summary of the period-to-period changes in solid waste revenues (dollars in millions and as percentage growth of Mid-Atlantic region solid waste revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025		Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$5.7	6.2%	$12.4	4.9%
Volume	(1.2)	(1.3)%	(4.5)	(1.8)%
Surcharges and other fees	(0.1)	—%	(0.1)	—%
Intercompany transfers to National Accounts	(1.4)	(1.5)%	(4.1)	(1.6)%
Acquisitions	13.8	15.1%	49.7	19.7%
Solid waste revenues	$16.8	18.5%	$53.4	21.2%
Solid waste revenues increased in the three and nine months ended September 30, 2026 as compared to the prior year periods, due to the impact from (i) the contribution from acquisitions, (ii) higher collection pricing of $5.6 million quarterly, or 6.3% as a percentage of collection revenues, and $12.1 million year-to-date, or 4.9% as a percentage of collection revenues, (iii) higher disposal pricing of $0.1 million quarterly, or 3.3% as a percentage of disposal revenues, and $0.3 million year-to-date, or 5.1% as a percentage of disposal revenues, (iv) lower disposal volumes of $(0.1) million quarterly, or (3.7)% as a percentage of disposal revenues, and higher disposal volumes of $0.1 million year-to-date, or 2.4% as a percentage of disposal revenues, (v) lower collection volumes of $(1.1) million quarterly, or (1.3)% as a percentage of collection revenues, and $(4.6) million year-to-date, or (1.9)% as a percentage of collection revenues, and (vi) the internal transfer of customers and associated revenues previously managed under the Mid-Atlantic operating segment to the Resource Solutions operating segment.
Operating income (loss) improved in the three and nine months ended September 30, 2026 by $3.7 million and $7.6 million, respectively, as compared to the prior year periods. The period-over-period improvements were due to (i) revenue growth, described above, (ii) higher contributions related to intercompany activity, inclusive of subcontracting with our National Accounts business, (iii) lower expenses related to short term rentals, (iv) lower expense from acquisition activities and (v) lower amortization of acquired intangibles; partially offset by (a) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses, (b) increased depreciation expense year-to-date due to acquisitions and investment in property and equipment, (c) a higher provision for expected credit losses attributable to revenues growth combined with favorable shifts in the receivables aging buckets observed in the prior year periods, (d) higher expenses related to insurance claims, (e) organizational transformation costs in the three and nine months ended September 30, 2026 consisting of severance and other employee compensation and (f) general cost inflation, including for disposal, labor, diesel fuel and maintenance costs.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities and organizational transformation costs.

Resource Solutions
A summary of the period-to-period changes in Resource Solutions revenues (dollars in millions and as percentage growth of Resource Solutions revenues) follows:

	Period-to-Period Change for the Three Months Ended September 30, 2026 vs. 2025		Period-to-Period Change for the Nine Months Ended September 30, 2026 vs. 2025
	Amount	% Growth	Amount	% Growth
Price	$4.2	4.5%	$7.2	2.7%
Volume	0.1	0.1%	7.5	2.8%
Intercompany transfers from solid waste	2.1	2.3%	5.1	1.9%
Facility closure	(0.8)	(0.8)%	(4.4)	(1.7)%
Surcharges and other fees	1.6	1.6%	3.0	1.3%
Acquisitions	3.5	3.8%	8.7	3.2%
Resource Solutions revenues	$10.7	11.5%	$27.1	10.2%

Resource Solutions revenues increased in the three and nine months ended September 30, 2026 as compared to the prior year periods, related to (i) higher National Accounts business volumes related to new business growth of $1.5 million quarterly, or 3.3% as a percentage of National Accounts revenues, and $8.4 million year-to-date, or 6.7% as a percentage of National Accounts revenues, (ii) the contribution from acquisitions, (iii) higher other processing volumes of $1.0 million quarterly, or 4.9% as a percentage of related revenues, and $4.7 million year-to-date, or 8.2% as a percentage of related revenues, (iv) National Accounts business pricing growth of $2.4 million quarterly, or 5.4% as a percentage of National Accounts revenues, and $5.9 million year-to-date, or 4.7% as a percentage of National Accounts revenues, (v) the internal transfer of customers and associated revenues previously managed under our solid waste operating segments to the Resource Solutions operating segment, (vi) higher surcharges and other fees revenues in our National Accounts business due to higher E&E Fee revenues associated with our fuel cost recovery program related to higher diesel fuel prices, (vii) lower tipping fees of $(0.8) million quarterly, or (2.7)% as a percentage of related revenues, and higher tipping fees of $2.9 million year-to-date, or 3.4% as a percentage of related revenues, primarily related to contract structures that help to offset recycled commodity price movements, (viii) higher other processing price of $0.6 million quarterly, or 2.9% as a percentage of related revenues, and $2.5 million year-to-date, or 4.4% as a percentage of related revenues, (ix) higher recycled commodity price of $1.9 million quarterly, or 6.8% as a percentage of related revenues, and lower recycled commodity price of $(4.1) million year-to-date, or (4.8)% as a percentage of related revenues, (x) lower other processing revenues associated with the ceasing of operations in the three months ended December 31, 2025 of an organic residuals composting facility in Maine and (xi) lower recycling volumes of $(2.4) million quarterly, or (8.2)% as a percentage of related revenues, and $(5.6) million year-to-date, or (6.6)% as a percentage of related revenues.
Operating income decreased in the three and nine months ended September 30, 2026 by $(5.8) million and $(10.1) million, respectively, as compared to the prior year periods. The period-over-period decreases were due to (i) higher costs associated with operating and supporting acquired businesses, including personnel and facility related expenses, (ii) higher direct costs associated with increased National Accounts business volumes, (iii) higher expenses related to intercompany activity, inclusive of subcontracting our National Accounts business, (iv) the organics facility closure charge associated with the winding down of operations at an organic residuals composting facility in Maine, (v) higher expense from acquisition activities, and (vi) general cost inflation, including for disposal, labor, fuel and maintenance costs; partially offset by (a) revenue growth, described above, (b) lower accrued incentive compensation and (c) a reduction of operational costs related to the organic residuals composting facility in Maine associated with the ceasing of operations at the facility.
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

Operating loss increased in the three and nine months ended September 30, 2026 by $(1.5) million and $(11.7) million, respectively, as compared to the prior year periods. The period-over-period increases were impacted by (i) higher expense from acquisition activities, (ii) higher costs associated with supporting acquired businesses, (iii) the centralization of certain processes and associated costs from our operating segments to the Corporate Entities segment, (iv) general cost inflation for salaries, wages, benefits and other overhead costs including those associated with marketing, sales and community relations efforts, (v) higher depreciation expense associated with back office financial system infrastructure, (vi) organizational transformation costs in the three and nine months ended September 30, 2026, consisting of severance and other employee compensation, and (vii) higher expenses for consulting services and outside labor; partially offset by lower accruals related to incentive compensation and lower expenses related to third-party professional services for legal and accounting services.
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding the expense from acquisition activities and organizational transformation costs.
Liquidity and Capital Resources
We continually monitor our actual and forecasted cash flows, our liquidity, and our capital requirements in order to properly manage our liquidity needs as we move forward based on the capital intensive nature of our business and our growth acquisition strategy. As of September 30, 2026, we had $450.7 million of available and undrawn capacity under our $700.0 million Revolving Credit Facility and $11.7 million of cash and cash equivalents to help meet our short-term and long-term liquidity needs. We expect existing cash and cash equivalents combined with available cash flows from operations and financing activities to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future.
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
A summary of consolidated balance sheet items relevant to our liquidity (in millions) follows:

	September 30, 2026	December 31, 2025	$ Change
Cash and cash equivalents	$11.7	$123.8	$(112.1)
Current assets, excluding cash and cash equivalents	$295.6	$245.5	$50.1
Restricted cash and assets	$3.0	$96.3	$(93.3)
Total current liabilities:
Current liabilities, excluding current maturities of debt	$298.4	$268.2	$30.2
Current maturities of debt	25.4	25.7	(0.3)
Total current liabilities	$323.8	$293.9	$29.9
Debt, less current portion, excluding unamortized debt issuance costs	$1,368.6	$1,142.9	$225.7
Current assets, excluding cash and cash equivalents, increased $50.1 million, and current liabilities, excluding current maturities of debt, increased $30.2 million in the nine months ended September 30, 2026, resulting in a $19.9 million increase in working capital, net (defined as current assets, excluding cash and cash equivalents minus current liabilities, excluding current maturities of debt), from $(22.7) million as of December 31, 2025 to $(2.8) million as of September 30, 2026.
Summary of Cash Flow Activity
A summary of cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2026	2025
Net cash provided by operating activities	$241.8	$233.2	$8.6
Net cash used in investing activities	(640.0)	(404.7)	(235.3)
Net cash provided by (used in) financing activities	193.1	(19.1)	212.2
Net decrease in cash, cash equivalents and restricted cash, including non-current	$(205.1)	$(190.6)	$(14.5)

Cash flows from operating activities.
A summary of operating cash flows (in millions) follows:

	Nine Months Ended September 30,
	2026	2025
Net (loss) income	$(8.8)	$10.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	254.5	227.3
Interest accretion on landfill and environmental remediation liabilities	12.1	11.1
Amortization of debt issuance costs	2.2	2.3
Stock-based compensation	9.5	11.6
Operating lease right-of-use assets expense	19.4	16.4
Other items and charges, net	13.9	(0.2)
Deferred income taxes	(0.7)	1.1
	302.1	280.0
Changes in assets and liabilities, net	(60.3)	(46.8)
Net cash provided by operating activities	$241.8	$233.2
Net cash provided by operating activities increased $8.6 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This was the result of business growth, including from acquisition activity, partially offset by an increase in the unfavorable cash flow impact associated with the changes in our assets and liabilities, net of effects of acquisitions and divestitures. For discussion of our operational performance in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, see “Results of Operations” above.
Cash flows from investing activities.
A summary of investing cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2026	2025
Acquisitions, net of cash acquired	$(440.0)	$(217.5)	$(222.5)
Additions to property and equipment	(200.5)	(187.8)	(12.7)
Additions to intangible assets	(0.5)	—	(0.5)
Proceeds from sale of property and equipment	1.0	0.6	0.4
Net cash used in investing activities	$(640.0)	$(404.7)	$(235.3)
Acquisitions, net of cash acquired. In the nine months ended September 30, 2026, we acquired six businesses, which included $(434.8) million of cash consideration, and made $(5.2) million in payments on businesses previously acquired, as compared to the nine months ended September 30, 2025 during which we acquired eight businesses, which included $(217.2) million of cash consideration and made $(0.3) million in cash payments on businesses previously acquired.
Capital expenditures. Capital expenditures were $(12.7) million higher in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to higher spend related to landfill development, including the timing of rail capital expenditures related to our Subtitle D landfill located in Mount Jewett, Pennsylvania, and other growth activities, partially offset by lower spend related to acquisition activity and facilities.

Cash flows from financing activities.
A summary of financing cash flows (in millions) follows:

	Nine Months Ended September 30,		$ Change
	2026	2025
Proceeds from long-term borrowings	$471.2	$91.5	$379.7
Principal payments on debt	(277.6)	(108.4)	(169.2)
Payments of debt issuance costs	(0.5)	(2.2)	1.7
Net cash provided by (used in) financing activities	$193.1	$(19.1)	$212.2
Debt activity. Net cash provided by (used in) financing activities associated with debt activity increased $210.5 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to borrowings against our Revolving Credit Facility driven by acquisition growth.
Debt activity in the nine months ended September 30, 2026 included the remarketing of $15.0 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2014R-2, whereas debt activity in the nine months ended September 30, 2025 included (i) the drawdown of $25.0 million aggregate principal amount of Vermont Economic Development Authority Solid Waste Disposal Revenue Bonds Series 2022A-2, (ii) the repayment in full of $25.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2005R-3, which matured in January 2025, (iii) the remarketing of $29.0 million aggregate principal amount of Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-1 and 2015R-2 into a single series Finance Authority of Maine Solid Waste Disposal Revenue Bonds Series 2015R-3, and (iv) the remarketing of $37.5 million aggregate principal amount of New York State Environmental Facilities Corporation Solid Waste Disposal Revenue Bonds Series 2020.
See Note 7, Debt to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for further disclosure regarding financing activities.
Outstanding Long-Term Debt
Credit Facility
As of September 30, 2026, we are party to the second amended and restated credit agreement (“Credit Agreement”), which provides for a $800.0 million aggregate principal amount term loan A facility and a $700.0 million Revolving Credit Facility, with a $155.0 million sublimit for letters of credit (collectively, the “Credit Facility”). We have the right to request, at our discretion, an increase in the amount of loans under the Credit Facility by an aggregate amount of $200.0 million, subject to further increase based on the terms and conditions set forth in the Credit Agreement. The Credit Facility has a 5-year term that matures in September 2029. The Credit Facility shall bear interest, at our election, at term secured overnight financing rate (“Term SOFR”) or at a base rate, in each case plus or minus any sustainable rate adjustment of up to positive or negative 4.0 basis points per annum, plus an applicable interest rate margin based upon our consolidated net leverage ratio as follows:

	Term SOFR Loans	Base Rate Loans
Credit Facility	1.300% to 2.175%	0.300% to 1.175%
A commitment fee will be charged on undrawn amounts of our Revolving Credit Facility based upon our consolidated net leverage ratio in the range of 0.200% to 0.400% per annum, plus a sustainability adjustment of up to positive or negative 1.0 basis point per annum. The Credit Agreement provides that Term SOFR is subject to a zero percent floor. We are also required to pay a fronting fee for each letter of credit of 0.250% per annum. Interest under the Credit Agreement is subject to increase by 2.000% per annum during the continuance of a payment default and may be subject to increase by 2.000% per annum during the continuance of any other event of default. The Credit Facility is guaranteed jointly and severally, fully and unconditionally by all of our significant wholly-owned subsidiaries and secured by substantially all of our assets. As of September 30, 2026, further advances were available under the Revolving Credit Facility in the amount of $450.7 million. The available amount is net of outstanding irrevocable letters of credit totaling $33.9 million. No amount has been drawn on the irrevocable letters of credit as of September 30, 2026.

The Credit Agreement requires us to maintain a minimum interest coverage ratio and a maximum consolidated net leverage ratio, to be measured at the end of each fiscal quarter. As of September 30, 2026, we were in compliance with all financial covenants contained in the Credit Agreement as follows (in millions):

Credit Facility Covenant	Twelve Months Ended September 30, 2026	Covenant Requirements at September 30, 2026
Maximum consolidated net leverage ratio (1)	2.76	4.00
Minimum interest coverage ratio	7.63	3.00
(1)The maximum consolidated net leverage ratio is calculated as consolidated funded debt, net of up to $100.0 million of unencumbered cash and cash equivalents (calculated at $1,382.2 million as of September 30, 2026, or $1,393.9 million of consolidated funded debt less $11.7 million total of unencumbered cash and cash equivalents), divided by consolidated EBITDA. Consolidated EBITDA is based on operating results for the twelve months preceding the measurement date of September 30, 2026. Consolidated funded debt, net and consolidated EBITDA as defined by the Credit Agreement (“Consolidated EBITDA”) are non-GAAP financial measures that should not be considered an alternative to any measure of financial performance calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). A reconciliation of net cash provided by operating activities to Consolidated EBITDA is as follows (in millions):

Twelve Months Ended September 30, 2026
Net cash provided by operating activities	$338.4
Changes in assets and liabilities, net of effects of acquisitions and divestitures	57.8
Stock based compensation	(12.1)
Operating lease right-of-use assets expense	(11.5)
Other items and charges, net	(16.0)
Interest expense, less amortization of debt issuance costs	64.5
Provision for income taxes, net of deferred income taxes	4.2
Adjustments as allowed by the Credit Agreement (1)	75.8
Consolidated EBITDA	$501.1
(1)Adjustments as allowed by the Credit Agreement includes the estimated annual pro forma impact of acquisitions on Consolidated EBITDA.
In addition to these financial covenants, the Credit Agreement also contains a number of important customary affirmative and negative covenants which restrict, among other things, our ability to sell assets, incur additional debt, create liens, make investments, and pay dividends. As of September 30, 2026, we were in compliance with the covenants contained in the Credit Agreement. We do not believe that these restrictions impact our ability to meet future liquidity needs.
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
Tax-Exempt Financings and Other Debt
As of September 30, 2026, we had outstanding $273.5 million aggregate principal amount of tax exempt bonds; $104.4 million aggregate principal amount of finance leases; and $0.7 million aggregate principal amount of notes payable.
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
See Note 8, Commitments and Contingencies and Note 11, Other Items and Charges to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for disclosure related to the complete write-off of deferred costs associated with the GSL greenfield landfill project, which was no longer deemed viable.
See Note 6, Accrued Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included under Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for disclosure related to a change in estimates and assumptions concerning anticipated waste flow, costs and timing of future final capping, closure and post-closure activities at our Subtitle D landfill located in Bethlehem, New Hampshire.
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
Based on our consumption levels in the last twelve months ended September 30, 2026, combined with our expected fuel consumption related to recently closed acquisitions, and after considering physically settled fuel contracts, we believe a $0.60 cent per gallon change in the price of diesel fuel, based on 10% of the prevailing diesel fuel price per gallon at September 30, 2026, would change our direct fuel costs by approximately $11.0 million per year. Offsetting these changes in direct fuel expense would be changes in the energy component of the E&E Fees charged to our customers. Based on participation rates as of September 30, 2026 and considering recently closed acquisitions, we believe a $0.60 cent per gallon change in the price of diesel fuel would change the energy component of the E&E Fee by approximately $13.0 million per year. In addition to direct fuel costs related to our consumption levels, we are also subject to fuel surcharge expense from third party transportation providers. Other operational costs and capital expenditures may also be impacted by fuel prices.
In the three and nine months ended September 30, 2026, our fuel costs were $27.3 million, or 4.9% of revenue, and $71.9 million, or 4.6% of revenue, respectively, as compared to $17.2 million, or 3.6% of revenue, and $48.3 million, or 3.5% of revenue, in the three and nine months ended September 30, 2025, respectively.
See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for further discussion about fuel expense.
Commodity Price Risk
We market a variety of materials, including fibers such as old corrugated cardboard and old newsprint, plastics, glass, ferrous and aluminum metals. We may use a number of strategies to mitigate impacts from these recycled material commodity price fluctuations including: (i) charging collection customers a floating sustainability recycling adjustment fee to reduce recycling commodity risks; (ii) providing in-bound material recovery facilities (“MRF”) customers with a revenue share or indexed materials purchases in higher commodity price markets, or charging these same customers a processing cost or tipping fee per ton in lower commodity price markets; (iii) selling recycled commodities to out-bound MRF customers through floor price or fixed price agreements; or (iv) entering into fixed price contracts or hedges that mitigate the variability in cash flows generated from the sales of recycled paper at floating prices. Although we have introduced these risk mitigation programs to help offset volatility in commodity prices and to offset higher labor or capital costs to meet more stringent contamination standards, we cannot provide assurance that we can use these programs with our customers in all circumstances or that they will mitigate these risks in an evolving recycling environment. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. As of September 30, 2026, we were not party to any commodity hedging agreements.
The impact of commodity price risk as of September 30, 2026 does not differ materially from that discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
As of September 30, 2026, we had $378.6 million of fixed rate debt in addition to the $515.0 million fixed through our interest rate derivative agreements, and we had interest rate risk relating to approximately $500.4 million of variable long-term debt. The weighted average interest rate on the variable rate portion of long-term debt was approximately 5.439% at September 30, 2026. Should the average interest rate on the variable rate portion of long-term debt change by 100 basis points, we estimate that our interest expense would change by approximately $5.0 million annually, or $1.3 million quarterly.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
Our business is subject to a number of risks, including those identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the updated risk factors set forth below, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. We may disclose additional changes to our risk factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.
We may be unable to obtain or maintain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenue and increase our costs.
We are required to obtain government permits to operate our facilities, including all of our landfills. There is no guarantee that we will be able to obtain the requisite permits and, even if we could, that any permit (and any existing permits we currently hold) will be renewed or modified as needed to fit our business needs. Permitting processes are often lengthy, costly, and subject to regulatory scrutiny, public participation, and political pressures. Local communities and citizen groups, adjacent landowners, governmental agencies, and other stakeholders have opposed and may in the future oppose the issuance, renewal, or modification of permits or approvals, allege violations of permits or applicable laws or regulations, or seek to impose liability for environmental impacts, any of which could delay or prevent permitting, increase costs, or adversely affect our reputation and ability to do business. Localities where we operate generally seek to regulate some or all landfill and transfer station operations, including siting and expansion of operations. The laws and regulations adopted by municipalities in which our landfills and transfer stations are located may limit or prohibit the expansion of a landfill or transfer station, as well as the amount of solid waste that we can accept at the landfill or transfer station on a daily, quarterly or annual basis, and any effort to acquire or expand landfills and transfer stations, which typically involves a significant amount of time and expense. In addition, state laws applicable to certain of our landfills require that the state determine whether acceptance at the landfill of waste not generated within the state provides a substantial public benefit. In addition, the potential for increased regulation of per- and polyfluoroalkyl substances (commonly referred to as “PFAS”) and other emerging contaminants could also lead to increased financial impacts such as additional capping requirements, increased closure/post-closure care costs and obligations, enhanced leachate treatment requirements, waste disposal limits, and transport limitations.
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
For example, based on an evaluation of remaining permitted airspace and current and projected fill rates, we now expect our Subtitle D landfill located in in Bethlehem, New Hampshire (“NCES Landfill”) to stop accepting waste on December 31, 2026, rather than during fiscal year ending December 31, 2027 as previously disclosed. In the three months ended September 30, 2026, we determined that the Granite State Landfill, LLC (“GSL”) greenfield landfill project in Dalton, New Hampshire was no longer viable in light of the outcome of legal proceedings, the changes in legislation and the unsupportive political environment and wrote off $13.6 million of deferred project development costs. As a result, we will have no operating landfill capacity in New Hampshire after December 31, 2026, and we expect to redirect waste currently disposed at the NCES Landfill to other disposal facilities, including facilities owned by third parties, which may increase our transportation and disposal costs and reduce disposal revenues in our Eastern region. Also, on December 5, 2024, the Board of Supervisors of Ontario County, New York approved a motion to close the Subtitle D landfill located in Seneca, New York at the end of the fiscal year ending December 31, 2028 upon the expiration of the 25-year OMLA, at which time we intend to cease operations at the Ontario County Landfill.
See Note 8, Commitments and Contingencies to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for disclosure about legal matters impacting our permitting efforts.

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
In addition, the timing of any such final capping, closure or post-closure costs, which exceed established accruals or are required to be accelerated if a landfill closure occurs earlier than anticipated, may further negatively affect our business. Since we will be unable to control the timing and amounts of such costs, we may be forced to delay investments or planned improvements in other parts of our business or we may be unable to meet applicable financial assurance requirements. Any of the foregoing would negatively affect our business and results of operations. For example, based on an evaluation of remaining permitted airspace and current and projected fill rates, we now expect the NCES Landfill to stop accepting waste on December 31, 2026, rather than during fiscal year ending December 31, 2027 as previously disclosed. As a result, we had a revision in estimates related to our accrued final capping, closure and post-closure costs as of September 30, 2026.
For information regarding our accrued final capping, closure and post-closure obligations, including the revision in estimates, see Note 6, Accrued Final Capping, Closure and Post-Closure Costs to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
We may be required to write off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could harm our earnings.
In accordance with generally accepted accounting principles in the United States, we capitalize certain expenditures and advances relating to our acquisitions, landfills, cost method investments and development projects. In addition, we have considerable unamortized assets, including goodwill. From time to time in future periods, we may be required to incur a charge against earnings in an amount equal to any unamortized capitalized expenditures and advances, net of any portion thereof that we estimate will be recoverable, through sale or otherwise, relating to: (1) any operation or other asset that is being sold, permanently shut down or impaired or has not generated or is not expected to generate sufficient cash flow; (2) any landfill or development project, or growth oriented investment that is not expected to be successfully completed or generate a sufficient return on investment; or (3) any goodwill or other intangible assets that are determined to be impaired. For example, in the three months ended September 30, 2026, we determined that the GSL greenfield landfill project in Dalton, New Hampshire was no longer viable in light of the outcome of legal proceedings, the changes in legislation and the unsupportive political environment and wrote off $13.6 million of deferred project development costs.
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
See Note 11, Other Items and Charges to our consolidated financial statements included in Part I. Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for disclosure regarding the write-off of deferred costs associated with the GSL landfill project.

ITEM 5.    OTHER INFORMATION
Director and Officer Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description

10.1 +
Employment Agreement between Casella Waste Systems, Inc. and Damian A. Ribar dated as of July 20, 2026 (incorporated herein by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Casella as filed on August 7, 2026 (file no. 000-23211)).

31.1 +	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2 +	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1 ++	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 ++	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH +	Inline XBRL Taxonomy Extension Schema Document.

101.CAL +	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB +	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE +	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF +	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

+	Filed Herewith
++	Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Casella Waste Systems, Inc.

Date: November 9, 2026	By: /s/ Kevin Drohan
Kevin Drohan
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2026	By: /s/ Bradford J. Helgeson
Bradford J. Helgeson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)